Form 10-K
period 1993-12-31
KENTUCKY UTILITIES CO
filed 1994-03-14
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-K

          X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the fiscal year ended     December 31, 1993

                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
           For the transition period from            to

                            Commission file number 1-3464
                             KENTUCKY UTILITIES COMPANY
               (Exact name of Registrant as specified in its charter)
               Kentucky and Virginia                     61-0247570
             (State of Incorporation)                 (I.R.S. Employer
                                                     Identification No.)
                One Quality Street
                Lexington, Kentucky                         40507
     (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:   606-255-2100
             Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
                Title of Each Class                    Which Registered
        Preferred Stock, 4 3/4% cumulative,   Philadelphia Stock Exchange, Inc.
           stated value  $100 per share

             Securities registered pursuant to Section 12(g) of the Act:
              Preferred stock, cumulative, stated value $100 per share
                                  (Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days. Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Aggregate market  value of the voting  stock held by  nonaffiliates of the
     Registrant:   None

     Number of shares of Common Stock outstanding at March 11, 1994: 37,817,878 shares (owned by the parent - KU Energy Corporation).
                     Documents Incorporated by Reference:  None

     Exhibit Index appears on page 44.

                             KENTUCKY UTILITIES COMPANY

                                      Form 10-K

               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1993
                                    _____________

                                  TABLE OF CONTENTS

     Item                                                              Page
                                       PART I

     1. Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     2. Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

     3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  9

     4. Submission of Matters to a Vote of Security Holders  . . . . . . .  9

        Executive Officers of the Registrant   . . . . . . . . . . . . . . 10


                                       PART II

     5. Market for Registrant's Common Equity and Related
          Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . 12

     6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . 13

     7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . 15

     8. Financial Statements and Supplementary Data  . . . . . . . . . . . 22

     9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure   . . . . . . . . . . . . . . . . . . . 42

                                      PART III

    10. Directors and Executive Officers of the Registrant   . . . . . . . 42

    11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . 42

    12. Security Ownership of Certain Beneficial Owners and Management   . 42

    13. Certain Relationships and Related Transactions   . . . . . . . . . 42

                                       PART IV

    14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   43

        Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . 44

        Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . 53

                                       PART I
     Item 1.  Business

     General

     Kentucky Utilities Company (Kentucky Utilities) is a wholly owned subsidiary of KU Energy Corporation (KU Energy). Kentucky Utilities is a public utility engaged in producing and selling electric energy. Kentucky Utilities provides electric service to about 409,700 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 27,900 customers in 5 counties in southwestern Virginia. In Virginia, Kentucky Utilities operates under the name Old Dominion Power Company. Of the Kentucky communities, 160 are incorporated municipalities served under unexpired municipal franchises and the rest are unincorporated communities where no franchises are required. Service has been provided in Virginia without franchises for a number of years. This lack of Virginia franchises is not expected to have a material effect on Kentucky Utilities' operations. Kentucky Utilities also sells electric energy at wholesale for resale in 12 municipalities.

     The territory served by Kentucky Utilities has an aggregate population estimated at 1,000,000. The largest city served is Lexington, Kentucky. The population of the metropolitan Lexington area is estimated at 225,000. The populations of the next 10 largest cities served at retail range from about 21,000 to 9,000. The territory served includes most of the Blue Grass Region of central Kentucky and parts of the coal mining areas in southeastern and western Kentucky and southwestern Virginia. Lexington is the center of the Blue Grass Region, in which thoroughbred horse, burley tobacco and bourbon whiskey distilling industries are located. Among the principal industries in the territory served are coal mining, automotive and related industries, agriculture, primary metals processing, crude oil production, pipeline transportation, and the manufacture of electrical and other machinery and of paper and paper products.

     Revenues

     Kentucky Utilities' sources of electric revenues and the respective percentages of total revenues for the three years 1991-1993 were as follows:

          Year Ended December 31,                1993             1992              1991
                                                Amount   %       Amount   %        Amount  %
                                                          (dollars in thousands)

          Residential                        $ 210,759  35     $194,817  34     $ 202,885  35
          Commercial                           138,271  23      133,519  23       137,653  23
          Industrial                           111,857  18      102,808  18        98,595  17
          Mine Power                            34,977   6       36,696   7        37,093   6
          Public Authorities                    48,142   8       45,570   8        46,332   8
          Other Electric Utilities              62,463  10       58,979  10        61,542  11
          Miscellaneous Revenues                   119   -        3,432   -         3,560   -
               Total                         $ 606,588 100     $575,821 100     $ 587,660 100

     The electric  utility business  is affected  by varying seasonal  weather
     patterns.   As  a result,  operating revenues  (and associated  operating expenses) are not generated evenly throughout the year.

     Operations

     Kentucky Utilities' net generating capability is 3,164 megawatts. The net generating capability available for operation at any time may be lower because of periodic outages of generating units due to inspection, maintenance, fuel restrictions, or modifications required by regulatory agencies. Kentucky Utilities obtains power from other utilities under bulk power purchase and interchange contracts. At December 31, 1993, Kentucky Utilities' system capability, including purchases from others, was 3,529 megawatts. The all-time system peak demand, on a one-hour
     integrated   basis, occurred on July  28, 1993 and was  3,176 megawatts.
     During 1993, Kentucky Utilities generated about 89% and purchased about 11% of its net system output.

     Kentucky Utilities is one of 28 members of the East Central Area Reliability Coordination Agreement, the purpose of which is to augment the reliability of the members' bulk power supply through coordination of planning and operation of generation and transmission facilities. The members are engaged in the generation, transmission and sale of electric power and energy in the east central area of the United States, which covers all or portions of Michigan, Indiana, Ohio, Kentucky, Pennsylvania, Virginia, West Virginia and Maryland. Kentucky Utilities also has interconnections and contractually established operating arrangements with neighboring utilities and cooperatives.

     Under a contract with Owensboro Municipal Utilities (OMU), Kentucky Utilities has agreed to purchase from OMU the surplus output of the 150 megawatt and 250 megawatt generating units at OMU's Elmer Smith station. Purchases under the contract are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by Kentucky Utilities. Such power constituted about 8% of Kentucky Utilities' net system output during 1993. See Note 5 of the Notes to Financial Statements.

     Kentucky Utilities owns  20% of the common stock of Electric Energy, Inc.
     (EEI), which owns and operates a 1,000-MW station in southern Illinois. Prior to 1994, Kentucky Utilities was entitled to receive varying amounts of power from EEI when available. Such power constituted about 1% of Kentucky Utilities' net system output during 1993. Commencing January 1, 1994, Kentucky Utilities' entitlement is 20% of the available capacity of the station. Such power is expected to be about 5% of Kentucky Utilities' net system output in 1994. See Note 5 of the Notes to Financial Statements.

     Kentucky Utilities has contracted to purchase 75 megawatts of generating capacity from Illinois Power Company from January 1, 1993 to March 31, 1994, and 125 megawatts from April 1, 1994 to December 31, 1994.

     Kentucky Utilities had approximately 2,260 employees at December 31, 1993, of which about 300 are covered by union contracts expiring August 1994.

     Fuel Matters

     Coal-burning generating units provided more than 99% of Kentucky Utilities' net kilowatt-hour generation for 1993. The remainder of Kentucky Utilities' net generation for 1993 was provided by hydroelectric plants, oil and/or natural gas burning units. The average delivered cost of coal purchased, per ton and per million BTU, for the periods indicated were as follows:

                                                   1993      1992      1991
               Per ton                          $ 27.92   $ 27.94   $ 27.99
               Per million BTU                  $  1.15   $  1.16   $  1.16

     The average delivered costs of coal purchased on a spot basis during 1993 were $26.23 per ton and $1.08 per million BTU. Kentucky Utilities purchased 44%, 42% and 33% of its coal on a spot basis during 1993, 1992 and 1991, respectively.

     Kentucky Utilities maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors, including coal mine labor strikes and other supplier operating difficulties.

     Kentucky Utilities believes there are adequate reserves available to supply its existing base-load generating units with the quantity and quality of coal required for those units throughout their useful lives. Kentucky Utilities intends to meet a substantial portion of its coal requirements with 5 year contracts. Kentucky Utilities anticipates that coal supplied under such agreements will represent about two-thirds of the requirements over the next several years. The balance of coal requirements will be met through spot purchases. See Note 5 of the Notes to Financial Statements for the estimated obligations under fuel contracts for each of the years 1994 through 1998.

     Kentucky Utilities does not anticipate encountering any significant problems acquiring an adequate supply of fuel necessary to operate its
     new peaking  units.   See "Construction" for  a discussion of Kentucky
     Utilities' plans to add peaking capacity.

     Kentucky Utilities' fuel adjustment clause for Kentucky customers, which operates to reflect changes in the cost of fuel in billings to customers, is designed to conform to a general regulation providing for a uniform monthly fuel adjustment clause for all electric utilities in Kentucky subject to the jurisdiction of the Kentucky Public Service Commission
     (PSC). The clause is based on a formula approved by the Federal Energy Regulatory Commission (FERC) but with certain modifications, including the exclusion of excess fuel expense attributable to certain forced outages, the filing of fuel procurement documentation, a procedure for billing over and under recoveries of fuel cost fluctuations from the base rate level and provision for periodic public hearings to review past adjustments, to make allowance for any past adjustments found not justified, to disallow any improper expenses and to re-index base rates to include current fuel costs.

     The fuel adjustment clause mechanism for Virginia customers, which is adjusted annually, uses an average fuel cost factor based primarily on projected test year fuel costs. The fuel cost factor is adjusted for the over or under collection of fuel costs from the previous year.

     Environmental Matters

     Federal and state agencies have adopted environmental protection standards which apply to the electric operations of Kentucky Utilities. To comply with these standards, Kentucky Utilities has spent $296 million through 1993 for the installation of pollution control equipment and for the institution of other environmental protection measures.

     Kentucky Utilities' generating units are operated in compliance with the Kentucky Natural Resources and Environmental Protection Cabinet's (the "Cabinet") State Implementation Plan (the "KYSIP") and New Source Performance Standards developed under the Clean Air Act. The KYSIP is a federally-approved plan for the attainment of the national ambient air quality standards. The KYSIP contains standards relating to the emissions of various pollutants (sulfur dioxide, total suspended particulates and nitrogen oxides) from Kentucky Utilities' fossil-fuel fired steam electric generating units. These emission standards are of varying stringencies and compliance with these standards is attained through a variety of pollution control technologies (scrubbers, electrostatic precipitators, and low NOx burners) and the use of low sulfur coal. Kentucky Utilities' operations are in substantial compliance with current emission standards.

     The acid rain control provisions of the 1990 Clean Air Act Amendments, which are effective in two phases, will require Kentucky Utilities to further decrease the emissions of sulfur dioxide and nitrogen oxides from its fossil-fuel fired steam electric generating units. Ghent Unit 1, E.
     W. Brown Units 1, 2 and 3, and Green River Unit 4 have been designated as Phase I affected units which must comply with sulfur dioxide emission reduction obligations by January 1, 1995. Kentucky Utilities has adopted a strategy designed to comply with the acid rain control provisions, which will involve the installation of a scrubber and related facilities on Ghent Unit 1 during the first phase (which begins January 1, 1995) as well as fuel switching to lower sulfur coal on some other Phase I affected units to comply with sulfur dioxide limitations. In addition, the retrofit of low NOx burners on these units will be required in order to comply with nitrogen oxide limitations. On July 21, 1993, the United States Environmental Protection Agency (the EPA) issued final acid rain permits for each of Kentucky Utilities' Phase I affected units. The EPA's approval of Kentucky Utilities acid rain compliance plan was accompanied by bonus allowances awarded for the installation of the scrubber on Ghent Unit 1 and an extension of the Phase I effective date to January 1, 1997, for certain portions of the acid rain control requirements. Kentucky Utilities current plans are to be in compliance with sulfur dioxide emission reduction obligations by January 1, 1995. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Construction and - Environmental Matters for additional discussion.

     During 1990, each of Kentucky Utilities' five fossil-fuel fired steam electric generating stations was re-issued a wastewater discharge permit by the Cabinet under the Clean Water Act's National Pollutant Discharge Elimination System. These 5-year permits place water quality-based effluent limitations (i.e., thermal and chemical limits) on each of the power plant's discharges. Kentucky Utilities' operations are in substantial compliance with the conditions in the permits.

     Pursuant to the Resource Conservation and Recovery Act, utility wastes (fly ash, bottom ash and scrubber sludge) have been categorized as special wastes (i.e., wastes of large volume, but low environmental hazard). The EPA has concluded that the disposal of coal combustion by-products by practices common to the utility industry are adequate for the protection of human health and the environment. The Cabinet also regulates utility wastes as special wastes under its waste management program.

     Under the Toxic Substances Control Act, the EPA regulates the use, servicing, repair, storage and disposal of electrical equipment containing polychlorinated biphenyls (PCB). To comply with these regulations, Kentucky Utilities has implemented procedures to be followed in the handling, storage and disposal of PCBs. In addition, Kentucky Utilities has completed the mandated phase out of all of its pole-class PCB capacitors and has no vault-type PCB transformers in use, in or near commercial buildings.

     On February 13, 1990, Kentucky Utilities received a letter from the EPA identifying Kentucky Utilities and others as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or "Superfund") for a disposal site in Daviess County, Kentucky. The letter also asked Kentucky Utilities, and the other persons or entities named, to proceed voluntarily with a remediation program at the site. Under Superfund, a responsible party may be liable for all or a portion of all monies expended by the government to take corrective action at the site. The EPA has turned over responsibility for investigation of the site and development of a remediation plan to a group (not including Kentucky Utilities) originally named as potentially responsible parties. Kentucky Utilities has entered into an agreement with the group as to the portion of the investigation and development costs to be borne by Kentucky Utilities in connection with the site. The agreement does not cover costs which may be incurred in connection with any remediation plan. Any remediation plan would be subject to approval of the EPA. Although a final plan has yet to be developed or approved, Kentucky Utilities does not believe that any liability with respect to the site will have a material impact on its financial position or results of operations.

     Regulation

     Kentucky Utilities is subject to the jurisdiction of the PSC and the Virginia State Corporation Commission (SCC) as to rates, service, accounts, issuance of securities and in other respects. By reason of owning and operating a small amount of electric utility property in one county in Tennessee (having a gross book value of about $212,000), Kentucky Utilities may also be subject to the jurisdiction of the Tennessee Public Service Commission as to rates, accounts, issuance of securities and in other respects. Since 1992, utilities in Kentucky have been allowed to use either a historical test period or a forward-looking test period in rate filings.

     Rate regulation in Kentucky allows each utility, with a PSC-approved environmental compliance plan and environmental surcharge rider, to recover on a current basis the cost of complying with any federal, state or local environmental requirements, including the 1990 Clean Air Act Amendments, which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. An approved surcharge rider will allow Kentucky Utilities to recover any compliance related operating expenses and to earn a reasonable rate of return on compliance related capital expenditures through the application of the surcharge each month to customers' bills. For information regarding Kentucky Utilities filing with the PSC for approval of a rider, see
     Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters - Environmental Surcharge.

     Integrated resource planning regulations in Kentucky require Kentucky Utilities and the other major utilities to make biennial filings, with the PSC, of various historical and forecasted information relating to forecasted load, capacity margins and demand-side management techniques.

     Pursuant to Kentucky law, the PSC has established the boundaries of the service territory or area of each supplier of retail electric service in Kentucky (including Kentucky Utilities), other than municipal corporations, within which each such supplier shall have the exclusive right to render retail electric service.

     The FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations and accounting practices of Kentucky Utilities, and in certain other respects as provided in the Act.

     The FERC has classified Kentucky Utilities as a "public utility" as defined in the Act.

     Kentucky Utilities is presently exempt from all the provisions of the Public Utility Holding Company Act of 1935, except Section 9(a)(2) thereof (which relates to the acquisition of securities of public utility companies), by virtue of the exemption granted by an order of the Securities and Exchange Commission dated April 19, 1949 and, absent further action by the Commission, by virtue of annual exemption statements filed by Kentucky Utilities with the Commission pursuant to Rule 2 prescribed under the Act.

     National Energy Policy Act

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - National Energy Policy Act.


     Item 2.  Properties

     Kentucky Utilities  owns and  operates the following  electric generating stations:
                                                              Nameplate      Effective
                                                             Rating (KW)  Capability (KW)
      Steam:            Ghent           Ghent, Ky              2,226,060        2,006,000
                        Green River     South Carrollton, Ky     263,636          238,000
                        E. W. Brown     Burgin, Ky               739,534          668,000
                        Tyrone          Tyrone, Ky               137,500          135,000
                        Pineville       Four Mile, Ky             37,500           34,000
      Hydro:            Dix Dam &
                        Lock #7         Burgin, Ky                30,297           24,000
      Gas/Oil Peaking:  Haefling        Lexington, Ky             62,100           59,000
                                                               3,496,627        3,164,000

     Substantially all properties are subject to the lien of Kentucky Utilities' Mortgage Indenture.

     Construction

     The total construction expenditures of Kentucky Utilities for the years 1994 through 1998 are estimated at $631.6 million. Such expenditures include an estimated $326.1 million for generating facilities, $65.5 million for transmission facilities and $240.0 million for distribution and general facilities. Included in total construction expenditures for the 1994 - 1998 period are $137.8 million for 660-MW of peak generating capacity to be added during 1994 - 1998 (220-MW in 1994, and 110-MW in each year 1995-1998) and $152.3 million for environmental compliance (of which $128.6 million is for compliance with the 1990 Clean Air Act Amendments). All necessary permits and approvals for the three units to go on line in 1994 and 1995 have been obtained. An application for a Certificate of Convenience and Necessity to construct the peaking unit to go on line in 1996 was filed with the PSC in December 1993. Kentucky Utilities has no plans to install base load generating capacity before 2010. Construction expenditures for the years 1989 through 1993 aggregated about $440.2 million. See Note 5 of the Notes to Financial Statements for the estimated amounts of construction expenditures for each of the years 1994 through 1998.

     Kentucky Utilities frequently reviews its construction program and construction expenditures, which may be affected by numerous factors, including the rate of load growth, changes in construction costs, changes in environmental regulations, the adequacy of rate relief and Kentucky Utilities' ability to raise necessary capital (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Kentucky Utilities' planned additions to its electric generating capacity are based on projections of its future load using estimated load growth rates. Consideration is also given to projections by neighboring utilities of their future loads and capacity. A major effort in the industry is being made to control future construction requirements by managing customer demand. However, forecasts of future loads are subject to numerous uncertainties, including economic conditions and effectiveness of energy conservation measures.


     Item 3.  Legal Proceedings

     None.


     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant
                           Current
                           Positions      Positions Held During at Least the
      Name and Age         Held           Last 5 Years

      John T. Newton       Chairman and   Chairman of the Board of Kentucky
      Age 63               President,     Utilities since November 1987, and
                           and Director   President since January 1987.
                                          Director of Kentucky Utilities
                                          since December 1974.

      O. M. Goodlett       Senior Vice-   Senior Vice-President of Kentucky
      Age 46               President      Utilities since November 1992.
                                          Vice-President of Kentucky
                                          Utilities from April 1982 to
                                          November 1992.

      James W. Tipton      Senior Vice-   Senior Vice-President of Kentucky
      Age 50               President      Utilities since November 1986.


      Michael R. Whitley   Senior Vice-   Director of Kentucky Utilities
      Age 50               President and  since March 1992, and Senior Vice-
                           Director       President since March 1987.
                                          Secretary of Kentucky Utilities
                                          from July 1978 to November 1992.

      George S. Brooks II  General        Corporate Secretary of Kentucky
      Age 43               Counsel and    Utilities since November 1992, and
                           Corporate      General Counsel since January 1988.
                           Secretary

      James M. Allison     Vice-          Vice-President of Kentucky
      Age 40               President      Utilities since February 1993.
                                          President and Chief Operating
                                          Officer of Wheeling Power Company
                                          from October 1989 to January 1993.
                                          South Bend Division Manager of
                                          Indiana Michigan Power Company from
                                          January 1986 to October 1989.

      Gary E. Blake        Vice-          Vice-President of Kentucky
      Age 40               President      Utilities since November 1992.
                                          Western Division Manager of
                                          Kentucky Utilities from October
                                          1991 to November 1992.  Assistant
                                          Western Division Manager of
                                          Kentucky Utilities from March 1990
                                          to October 1991.  Field Operations
                                          Coordinator for Kentucky Utilities
                                          from April 1986 to March 1990.

      William E. Casebier  Vice-          Vice-President of Kentucky
      Age 51               President      Utilities since May 1988.

                           Current
                           Positions      Positions Held During at Least the
      Name and Age         Held           Last 5 Years

      Robert M. Hewett     Vice-          Vice-President of Kentucky
      Age 46               President      Utilities since January 1982.

      Wayne T. Lucas       Vice-          Vice-President of Kentucky
      Age 46               President      Utilities since November 1986.

      Ronald L. Whitmer    Vice-          Vice-President of Kentucky
      Age 61               President      Utilities since November 1992.
                                          Director of Production and
                                          Generation Construction of Kentucky
                                          Utilities from May 1985 to November
                                          1992.

      William N. English   Treasurer      Treasurer of Kentucky Utilities
      Age 43                              since April 1982.

      Michael D. Robinson  Controller     Controller of Kentucky Utilities
      Age 38                              since August 1990.  Assistant
                                          Controller of Kentucky Utilities
                                          from August 1983 to August 1990.

      John J. Maloy, Jr.   Assistant      Assistant Treasurer of Kentucky
      Age 39               Treasurer      Utilities since August 1984.
                                          (Not an Executive Officer)

     Note: Officers are elected annually by the Board of Directors. There is no family relationship between any executive officer and any other executive officer or any director.

                                      PART II


     Item 5. Market  for Registrant's  Common Equity  and Related  Stockholder
             Matters

     Since December 1, 1991, all of the outstanding common stock of Kentucky Utilities has been held by KU Energy.

     The following table sets forth the cash distributions (in thousands of dollars) on common stock paid by Kentucky Utilities for the periods indicated:


                                       1993         1992
               First Quarter         $15,127      $64,749
               Second Quarter        $15,127      $14,749
               Third Quarter         $15,127      $14,749
               Fourth Quarter        $15,127      $14,749


     The 1992 first quarter amount includes a $50 million special dividend to the parent company, KU Energy.

        See Note 6 of the Notes to Financial Statements.


     Item 6.  Selected Financial Data

      Year ended December 31,                   1993       1992      1991       1990      1989
                                                                                    (in thousands)
      Operating Revenues:
        Residential                         $210,759  $ 194,817  $202,885  $ 187,100  $186,517
        Commercial                           138,271    133,519   137,653    131,990   127,158
        Industrial                           111,857    102,808    98,595     96,524    89,691
        Mine power                            34,977     36,696    37,093     37,877    37,056
        Public authorities                    48,142     45,570    46,332     43,125    41,967
          Total sales to ultimate
            consumers                        544,006    513,410   522,558    496,616   482,389
        Other electric utilities              62,463     58,979    61,542     53,295    45,910
        Miscellaneous revenues and other         119      3,432     3,560      3,870     3,596
          Total operating revenues           606,588    575,821   587,660    553,781   531,895
      Operating Expenses:
        Fuel used in generation              178,910    168,470   183,167    175,439   164,814
        Electric power purchased              34,711     32,753    26,744     27,521    21,231
        Other operating expenses             104,930     93,915    91,779     85,111    79,120
        Maintenance                           59,451     61,118    58,590     52,606    48,072
        Depreciation                          60,800     58,849    57,337     56,173    54,756
        Federal and state income taxes        48,178     41,489    46,569     42,331    45,059
        Other taxes                           14,347     13,359    12,858     12,384    11,716
          Total operating expenses           501,327    469,953   477,044    451,565   424,768
      Net Operating Income                   105,261    105,868   110,616    102,216   107,127
      Other Income and Deductions              8,331     11,226    12,062     15,102    11,695
      Income Before Interest Charges
        and AFUDC                            113,592    117,094   122,678    117,318   118,822
      Interest Charges:
        Interest on long-term debt            31,650     39,571    36,559     36,132    35,663
        Other interest                         1,249      1,394     1,626      1,219       912
          Total interest charges              32,899     40,965    38,185     37,351    36,575
      AFUDC                                      593        169       262        146        51
      Income Before Cumulative Effect of
        a Change in Accounting Principle      81,286     76,298    84,755     80,113    82,298
      Cumulative Effect on Prior Years
        of Accrual of Unbilled Revenues            -          -         -          -    11,470
      Net Income                            $ 81,286  $  76,298  $ 84,755  $  80,113  $ 93,768
      Preferred Stock Dividend
        Requirements                           2,558      2,518     3,031      5,513     5,847
      Net Income Applicable to Common
        Stock                               $ 78,728  $  73,780  $ 81,724  $  74,600  $ 87,921
      Common Dividends                      $ 60,509  $ 108,996  $ 56,727  $  55,214  $ 52,945



     Item 6.  Selected Financial Data
             (continued)
                                            1993         1992       1991        1990        1989
     Assets (in thousands)             $1,559,052  $1,424,295 $1,427,530  $1,426,269  $1,390,294
     Capitalization: (in thousands)
        Bonds                          $  441,830  $ 443,330  $  407,330  $  408,070  $  395,860
        Notes                                 107        128         149         171         192
        Unamortized premium on
          long-term debt                      108        519         713         772         832
        Preferred stock                    40,000     40,000      40,000      40,000      40,000
        Preferred stock with mandatory
          redemption                            -          -           -           -      31,000
        Common stock equity               552,106    534,073     569,289     546,477     527,111
             Total capitalization      $1,034,151  $1,018,050 $1,017,481  $  995,490  $  994,995
     % Total Capitalization
        Represented by:
        Long-term debt                       42.7       43.6        40.1        41.1        39.9
        Preferred stock                       3.9        3.9         3.9         4.0         7.1
        Common stock equity                  53.4       52.5        56.0        54.9        53.0
     Kilowatt-hours Generated,
        Purchased and Sold:
        (in thousands)
        Power generated                14,934,839 13,700,313  14,183,713  13,024,722  12,635,905
        Power purchased                 1,926,299  2,032,110   1,464,812   1,425,899   1,299,908
        Power interchanged - net            1,556      3,393     (10,725)     14,934      (9,029)
             Total                     16,862,694 15,735,816  15,637,800  14,465,555  13,926,784
        Less - losses and company use   1,066,251    876,862     906,468     878,337     791,474
        Remainder - kilowatt-hours
          sold                         15,796,443 14,858,954  14,731,332  13,587,218  13,135,310
        Sales classified:
          Residential                   4,702,697  4,278,098   4,385,670   4,012,324   4,093,485
          Commercial                    3,217,504  3,080,045   3,122,156   2,968,049   2,888,661
          Industrial                    3,409,213  3,093,113   2,874,016   2,791,304   2,650,383
          Mine power                      933,317    977,032     955,410     983,778     978,363
          Public authorities            1,199,893  1,123,494   1,133,176   1,048,483   1,047,461
             Total sales to
               ultimate consumers      13,462,624 12,551,782  12,470,428  11,803,938  11,658,353
          Other electric utilities      2,333,819  2,307,172   2,260,904   1,783,280   1,476,957
             Total                     15,796,443 14,858,954  14,731,332  13,587,218  13,135,310

     Average Number of Customers          432,636    425,403     419,340     413,843     408,331
     Residential Sales (per customer):
        Average kilowatt-hours             12,995     12,007      12,471      11,546      11,923
        Average revenue                $   582.41  $  546.80  $   576.93  $   538.43  $   543.27
     System Capability - Megawatts:
        Kentucky Utilities' plants          3,164      3,163       3,162       3,150       3,158
        Purchased contracts                   365        293         254         251         232
          Total system capability           3,529      3,456       3,416       3,401       3,390
     Net System Maximum Demand -
        Megawatts                           3,176      2,845       2,894       2,835       2,919
     Load Factor (%)                         57.7       59.4        58.4        56.5        53.9
     Heat Rate (BTU per KWH) (1)           10,367     10,344      10,350      10,449      10,426
     Fuel - Average Cost per Ton(1)    $    28.31  $   27.88  $    29.67  $    30.74  $    28.93
     Average Cost per Million BTU(1)   $     1.17  $    1.18  $     1.24  $     1.28  $     1.22
     (1) Based on coal consumed

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Kentucky Utilities Company (Kentucky Utilities), an electric utility, is a wholly owned subsidiary of KU Energy Corporation (KU Energy).

     RESULTS OF OPERATIONS

     Net Income Applicable to Common Stock

     Net income applicable to common stock was $78.7 million in 1993 compared to $73.8 million in 1992 and $81.7 million in 1991. The increase in 1993 was primarily due to weather-related growth in sales and lower interest charges attributable to debt refinancings and redemptions. Earnings in 1993 were negatively impacted by an increase in other operating expenses and a decline in interest and dividend income. The decline in 1992 earnings was due to unusually mild weather, increases in operating and maintenance costs, and an increase in interest charges attributed to a $35 million increase in long-term debt.

     Sales & Revenues

                                                                 Increase (Decrease)
                                                                  From Prior Years
                                                             1993                 1992
                                                       kWh     Revenues       kWh   Revenues
                                                       (%)      (000's)       (%)   (000's)

            Residential                                10     $  15,942      (2)  $  (8,068)
            Commercial                                  4         4,752      (1)     (4,134)
            Industrial                                 10         9,049       8       4,213
            Mine Power & Public
             Authorities                                2           853       1      (1,159)
                  Total Retail Sales                    7        30,596       1      (9,148)
            Other Electric Utilities                    1         3,484       2      (2,563)
            Provision for Refund -
              Litigation Settlement                     -        (3,309)      -           -
            Miscellaneous Revenues
             and Other                                  -            (4)      -        (128)
                  Total                                 6     $   30,767      1   $ (11,839)

     Sales increased  6% to 15.8  billion kilowatt-hours  (kWh) in 1993.   The
     increase resulted primarily from increases in sales to residential and industrial customers. The rise in residential sales reflects cooler weather in the first and fourth quarters of 1993 and warmer weather during the second and third quarters of 1993 as compared to the corresponding periods of 1992. Due to the exceptionally warm weather in the third quarter of 1993, Kentucky Utilities set an all-time peak demand for electricity on July 28, 1993, of 3,176 megawatts. The increase in industrial sales reflects the general strength of the service area economy as well as an increase in the number of industrial customers. As a result of the increase in sales, revenues rose 5% in 1993 to $606.6 million. Revenues in 1993 were reduced approximately $3.3 million as a result of refunds to customers of amounts recovered from a litigation settlement with a former coal supplier. The $3.3 million, which was charged against revenue, represents $4.1 million of fuel savings less

     $.8 million for  incurred litigation costs.   See Note 2 of  the Notes to
     Financial Statements.

     Despite declines in residential and commercial sales in 1992, total sales increased due to greater sales to industrial customers. The decline in residential and commercial sales was the result of cooler than normal weather in the second and third quarters of 1992, compared to warmer than normal weather in the corresponding periods of 1991. The decline in 1992 revenues was due primarily to lower average fuel costs passed on to customers.

     Kilowatt-Hour Sales

      Year Ended December 31,            1993       1992        1991        1990        1989
      kWh Sales (in millions)          15,796     14,859      14,731      13,587      13,135


      1993 Kilowatt-Hour Sales by Classification

      Year Ended December 31,                       1993
      Residential                                    30%
      Commercial                                     20%
      Industrial                                     22%
      Mine Power                                      6%
      Public Authorities                              8%
      Other Electric Utilities                       14%
          Total                                     100%


     Fuel and Purchased Power Expense

     Fuel expense in 1993 totaled $178.9 million, a 6% increase over 1992. The increase was largely attributable to greater coal consumption. Fuel expense for 1993 reflects a $4.1 million reduction associated with the refunding to customers of fuel cost savings resulting from the litigation settlement with a former coal supplier. See Note 2 of the Notes to Financial Statements. Purchased power expense increased $2.0 million (6%) in 1993. The increase reflects greater demand charges associated with a new short-term capacity contract with a neighboring utility, partially offset by a 5% decline in power purchases. The decline in power purchases was due to a reduction in the availability of Owensboro Municipal Utilities' (OMU) generating units during scheduled maintenance of those units in the second quarter of 1993. A contract between Kentucky Utilities and OMU allows Kentucky Utilities to purchase, on an economic basis, surplus power from a 400-megawatt generating station owned by OMU.

     Fuel expense in 1992 declined $14.7 million (8%) to $168.5 million. The reduction was due to a lower average price per ton of coal consumed (6%) and to a decline in coal consumption (2%). The decline in the average price per ton was due to lower cost coal and to the completion in May 1992 of the amortization of buyout costs associated with a terminated coal contract. Coal consumption in 1992 was reduced as a result of increases in power purchases. Purchased power expense rose $6.0 million (22%) in 1992 due to increased power purchases (39%), primarily under the OMU contract. The increase in purchased power costs resulting from greater kWh purchases in 1992 was partially offset by a reduction in the average price per kWh purchased.

     Other Operating Expenses

     Other operating expenses for 1993 increased $11.0 million (12%), $6.3 million of which resulted from the adoption of a new accounting standard. See Note 4 (Other Postretirement Benefits) of the Notes to Financial Statements.

     Other Income and Deductions

     Other income and deductions  in 1993 declined $2.6 million.   A reduction
     in interest and dividend income resulted from lower levels of cash investments.

     Other income and deductions in 1992 were comparable to 1991. Additional interest and dividend income associated with an increase in the average amounts available for investment and bond proceeds deposited pending retirement of existing debt issues were offset by lower available short-term investment returns.

     Interest Charges

     Interest charges decreased $8.2 million (20%) in 1993. The decrease was the result of the redemption of two debt issues near the beginning of the second quarter of 1993 and the refinancing of several debt issues during the second half of 1992 and early in the third quarter of 1993 at significantly lower interest rates. See Note 5 of the Notes to Financial Statements for information pertaining to Kentucky Utilities' refinancing and redemption activities in 1993.

     Interest charges in 1992 increased $2.8 million (7%). The interest expense associated with the issuance of additional debt was partially offset by the refinancing of higher cost existing debt. The effects of the increase in interest expense were partially offset by the above mentioned interest income on bond proceeds deposited.


     LIQUIDITY & RESOURCES

     Capital Structure

     Kentucky Utilities continues to maintain a strong capital structure. At the end of 1993, common stock equity represented 53.4% of total capitalization while long-term debt stood at 42.7%, and preferred stock was 3.9%.

     Total Capitalization

      As of December 31,                  1993       1992        1991        1990        1989

      Capitalization (in millions)     $1,034     $1,018      $1,017      $  995      $  995

      Long-Term Debt                     42.7%      43.6%       40.1%       41.1%       39.9%
      Preferred Stock                     3.9%       3.9%        3.9%        4.0%        7.1%
      Common Stock Equity                53.4%      52.5%       56.0%       54.9%       53.0%

     Cash Flow

     In 1993, cash provided by operating activities accounted for 67% of total cash requirements as compared to 68% in 1992 and 105% for 1991. Cash requirements included in the above percentages exclude optional debt refinancings and redemptions. At the end of 1993, cash and cash equivalents totaled $8.8 million. Cash and cash equivalents were $94.3 million at the end of 1992 and $125.6 million at year-end 1991. Cash and cash equivalents were utilized to redeem $55 million of first mortgage bonds and to help meet expenditures for compliance with the 1990 Clean Air Act Amendments and peaking unit construction, thus lowering cash levels at the end of 1993.

     Financing

     During 1993, Kentucky Utilities continued to take advantage of opportunities to reduce its embedded cost of long-term debt through refinancings. A total of $120 million of first mortgage bonds was refinanced in 1993 at significantly lower interest rates. Kentucky Utilities has refinanced over $300 million of long-term debt over the past year and a half. The reduction of interest expense on an annual basis from these refinancings will total about $5.4 million. In 1992, Kentucky Utilities refinanced $53 million of first mortgage bonds (including a $3 million redemption premium) and $133.9 million of pollution control bonds at significantly lower interest rates. As a result of the foregoing activities, Kentucky Utilities' embedded cost of long-term debt declined to 7.23% in 1993 as compared to 8.00% in 1992 and 8.94% in 1991.

     In December 1993, $50 million of 5 3/4% Collateralized Solid Waste Disposal Facility Revenue Bonds was issued to finance a portion of the costs of environmental compliance facilities currently under construction.

     Kentucky Utilities also issued $20 million of 6.53% preferred stock in December 1993. Proceeds from the sale of this issue were used to redeem the utility's 7.84% Preferred Stock on February 1, 1994. See Note 5 of the Notes to Financial Statements for additional information on 1993 financing activities.

     Embedded Cost of Long-Term Debt
      As of December 31,                  1993        1992       1991        1990        1989
      Embedded Cost of Long-Term Debt    7.23%      8.00%       8.94%       8.93%       8.97%


     Construction

     Construction expenditures totaled $177.1 million in 1993 as compared to $86.1 million in 1992 and $65.6 million in 1991. The 1993 increase was largely attributable to $48.7 million expended for compliance with the 1990 Clean Air Act Amendments and $55.5 million expended for construction of peaking units.

     Projected construction  requirements for the 1994-1998  period are $631.6 million. Included in this amount are $152.3 million for environmental compliance measures of which $128.6 million is for compliance with the 1990 Clean Air Act Amendments. Also included in the 1994-1998 construction total is $137.8 million for peaking units.

     Kentucky Utilities expects to provide about 79% of its 1994-1998 construction requirements through internal sources of funds with the balance primarily from long-term debt.

       Construction Expenditures by Function - Actual

      (in millions of dollars)           1989        1990        1991        1992        1993

      Total Construction Expenditures  $ 52.2     $ 59.2      $ 65.6      $ 86.1      $177.1

      Generation                         12.0%      25.7%       33.7%       42.1%       69.7%
      Distribution                       59.1%      53.6%       47.6%       36.3%       21.5%
      Transmission and Other             28.9%      20.7%       18.7%       21.6%        8.8%

       Construction Expenditures by Function - Projected

      (in millions of dollars)           1994        1995        1996        1997        1998

      Total Construction Expenditures  $183.6     $109.1      $128.6      $125.0      $ 85.3

      Generation                         70.9%      46.6%       53.9%       48.1%       18.5%
      Distribution                       19.6%      33.6%       29.3%       33.0%       51.2%
      Transmission and Other              9.5%      19.8%       16.8%       18.9%       30.3%


     Providing for Customer Growth

     Kentucky Utilities utilizes a least cost planning strategy to ensure that growth in customer demand is provided for in the most efficient and cost-effective manner. The Kentucky Public Service Commission (PSC) requires filing of an Integrated Resource Plan every two years. Kentucky Utilities filed its 1993 Integrated Resource Plan in October 1993. This plan includes a 15-year load forecast and description of existing and planned conservation programs, load management programs and generation facilities to meet forecasted requirements in a reliable manner at the lowest reasonable costs. The PSC has initiated an informal review of the plan according to existing regulations.

     As outlined in Kentucky Utilities' 1993 Integrated Resource Plan, annual growth in sales and customer peak demand is forecast at 1.8% and 1.9%, respectively, over the next 15 years. The utility plans to provide for customer growth in the '90s through purchased power and the addition of combustion turbine peaking units. Three 110-megawatt peaking units are currently under construction. Two of the units will be installed in 1994 and the other in 1995. An additional peaking unit may be required in each year from 1996-1998. There are no plans for additional baseload capacity before 2010.


     ENVIRONMENTAL MATTERS

     Clean Air Act Compliance

     Kentucky Utilities' compliance strategy for the 1990 Clean Air Act Amendments includes installing flue gas desulfurization systems (scrubbers), low nitrogen oxide burners and continuous emission monitoring devices as well as fuel switching to lower sulfur coal. The key component of the utility's compliance plan for Phase I requirements, which are effective January 1, 1995, is a scrubber under construction at Ghent Unit 1. The flexible design of the Ghent Unit 1 scrubber provides the option of installing equipment to scrub flue gas from Ghent Unit 2 at an economical cost. Anticipated costs of implementing this option are included in the total estimated 1994-1998 construction expenditures shown above.

     In 1993, Kentucky Utilities revised its previous cost estimates for compliance to reflect lower than expected costs for construction of the Ghent Unit 1 scrubber. Kentucky Utilities also deferred, until the 2005 time frame, an additional scrubber originally planned at Brown Unit 3 for compliance with Phase II requirements, which are effective January 1, 2000. The utility had anticipated capital spending of about $359 million through 2000 for the 1990 Clean Air Act Amendments ($166 million for Phase I and $193 million for Phase II). With the above mentioned revisions and the anticipated additional equipment to scrub Ghent Unit 2, current estimates of the capital costs for compliance through the year 2000 are about $200 million (over two-thirds of which should be incurred by January 1, 1995). Through December 31, 1993, about $70 million had been spent for compliance.

     Kentucky Utilities has purchased 12,900 Phase I emission allowances and has been awarded about 114,000 additional allowances through participation in the Environmental Protection Agency's Phase I Extension Plan Program. The allowances give the utility additional flexibility in implementing its compliance plans and will be incorporated into its strategy to achieve the most economical means of compliance.

     Kentucky Utilities will continue to review and revise its compliance plans to ensure that its obligations are most effectively met.

     Environmental Surcharge

     In January 1994, Kentucky Utilities filed plans with the PSC to implement an environmental surcharge. The surcharge will permit the utility to recover certain ongoing operating and capital costs of compliance with any federal, state or local environmental requirements associated with the production of energy from coal, including the 1990 Clean Air Act Amendments. Upon PSC approval, the proposed environmental surcharge would begin August 1, 1994. Kentucky Utilities estimates that under the proposed surcharge, it would recover about $15.5 million in environmental costs during the first twelve months and about $23 million during the second twelve months.

     Other

     In 1990, Kentucky Utilities received a letter from the Environmental Protection Agency (EPA) identifying Kentucky Utilities and others as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act of 1980 for a disposal site in Daviess County, Kentucky. The EPA has turned over responsibility for investigation of the site and development of a remediation plan to a group (not including Kentucky Utilities) originally named as potentially responsible parties. Kentucky Utilities has entered into an agreement with the group as to the portion of the investigation and development costs to be borne by Kentucky Utilities in connection with the site. Any remediation plan would be subject to approval of the EPA. Although a final, approved plan has yet to be developed, Kentucky Utilities does not believe that any liability with respect to the site will have a material impact on its financial position or results of operations.


     NATIONAL ENERGY POLICY ACT

     The  National  Energy Policy  Act of  1992  (Energy Act)  promotes energy
     efficiency,   environmental   protection   and   increased   competition.

     Provisions of the Energy Act of most importance to electric utilities are those that promote competition in the generation and transmission of electricity. The Energy Act removes long-standing constraints on the development of wholesale power generation by establishing a new class of independent power producers which are exempt from traditional utility regulation. The Energy Act also makes it easier for nonutility power producers to gain access to utility-owned transmission networks by allowing the Federal Energy Regulatory Commission to order wholesale "wheeling" by public utilities. While the final impact of the Energy Act is yet to be determined, Kentucky Utilities believes that it will increase competition and may affect the traditional business strategies of the utility industry. Kentucky Utilities further believes it is well positioned for increased competition because Kentucky Utilities' rates continue to be among the lowest in the nation.


     IMPACT OF ACCOUNTING STANDARDS

     Refer to Note 8 of the Notes to Financial Statements for information concerning a new standard for accounting for investments in debt and equity securities.


     INFLATION

     Kentucky Utilities' rates are designed to recover operating and historical plant costs. Financial statements, which are prepared in accordance with generally accepted accounting principles, report operating results in terms of historic costs and do not evaluate the impact of inflation. Inflation affects Kentucky Utilities' construction costs, operating expenses and interest charges. Inflation can also impact Kentucky Utilities' financial performance if rate relief is not granted on a timely basis for increased operating costs.

     Item 8.  Financial Statements and Supplementary Data


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Kentucky Utilities Company:

     We have audited the accompanying balance sheets and statements of capitalization of Kentucky Utilities Company (a Kentucky and Virginia corporation) as of December 31, 1993 and 1992, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of Kentucky Utilities' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Notes 3 and 4 to the financial statements, effective January 1, 1993, Kentucky Utilities Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(A)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ Arthur Andersen & Co.
                                         Arthur Andersen & Co.

     Chicago, Illinois
     January 26, 1994


      Statements of
      Income and
      Retained
      Earnings
                                     Kentucky Utilities Company

      Year Ended December 31, (in thousands of dollars)      1993          1992          1991

      Operating Revenues                                $ 606,588    $  575,821   $   587,660
      Operating Expenses:
        Fuel, principally coal, used in generation        178,910       168,470       183,167
        Electric power purchased                           34,711        32,753        26,744
        Other operating expenses                          104,930        93,915        91,779
        Maintenance                                        59,451        61,118        58,590
        Depreciation                                       60,800        58,849        57,337
        Federal and state income taxes                     48,178        41,489        46,569
        Other taxes                                        14,347        13,359        12,858
                                                          501,327       469,953       477,044
      Net Operating Income                                105,261       105,868       110,616
      Other Income and Deductions:
        Interest and dividend income                        2,813         6,611         8,744
        Other income and deductions - net                   5,926         4,734         3,503
                                                            8,739        11,345        12,247
      Income Before Interest Charges                      114,000       117,213       122,863

      Interest Charges:
        Interest on long-term debt                         31,650        39,571        36,559
        Other interest charges                              1,064         1,344         1,549
                                                           32,714        40,915        38,108

      Net Income                                           81,286        76,298        84,755
      Preferred Stock Dividend Requirements                 2,558         2,518         3,031
      Net Income Applicable to Common Stock             $  78,728    $   73,780   $    81,724



      Retained Earnings Beginning of Year               $ 226,210    $  261,426   $   238,614
      Add Net Income                                       81,286        76,298        84,755
                                                          307,496       337,724       323,369
      Deduct:
        Dividends on preferred stock                        2,558         2,518         3,031
        Dividends on common stock                          60,509       108,996        56,727
        Preferred stock redemption expense and other            -             -         2,185
                                                           63,067       111,514        61,943
      Retained Earnings End of Year                     $ 244,429    $  226,210   $   261,426












      The  accompanying  Notes   to  Financial  Statements  are  an  integral  part  of  these statements.



      Statements of
      Cash Flows
                                       Kentucky Utilities Company

      Year Ended December 31, (in thousands of dollars)         1993         1992          1991

      Cash Flows from Operating Activities:

        Net income                                       $    81,286   $    76,298  $    84,755
        Items not requiring (providing) cash currently:
          Depreciation                                        60,800        58,849       57,337
          Deferred income taxes                                5,725         3,974          272
          Investment tax credit deferred                      (4,131)       (4,149)      (4,377)
          Change in fuel inventory                             7,694          (642)      15,836
          Change in accounts receivable                       (9,331)        7,338       (1,845)
          Change in accounts payable                          22,768        (1,819)       5,495
          Change in accrued utility revenues                  (2,019)       (1,970)         883
          Change in liability to ratepayers                   36,867             -            -
          Change in escrow funds                             (37,752)            -            -
        Other - net                                            2,743        (2,079)       8,741

      Net Cash Provided by Operating Activities              164,650       135,800      167,097


      Cash Flows from Investing Activities:

        Construction expenditures - utility                 (177,069)      (86,077)     (65,649)
        Nonutility property                                   (4,956)            -         (135)
        Other                                                    380           801          504

      Net Cash Used by Investing Activities                 (181,645)      (85,276)     (65,280)

      Cash Flows from Financing Activities:

        Issuance of long-term debt                           173,500       219,930            -
        Funds deposited with trustee - net                   (18,268)          528        6,311
        Retirement of long-term debt, including premiums    (180,677)     (190,756)        (711)
        Retirement of preferred stock                              -             -      (32,732)
        Issuance of preferred stock                           20,000             -            -
        Payment of dividends                                 (63,027)     (111,514)     (60,002)

      Net Cash Used by Financing Activities                  (68,472)      (81,812)     (87,134)

      Net Increase (Decrease) in Cash and Cash Equivalents   (85,467)      (31,288)      14,683

      Cash and Cash Equivalents Beginning of Year             94,299       125,587      110,904

      Cash and Cash Equivalents End of Year              $     8,832   $    94,299  $   125,587

      Supplemental Disclosures
      Cash paid for:
        Interest on long-term debt                       $    33,860   $    41,912  $    36,441
        Federal and state income taxes                   $    42,483   $    39,091  $    48,080


      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.


      Balance
      Sheets
                                       Kentucky Utilities Company

      As of December 31, (in thousands of dollars)                         1993           1992

      Assets
      Utility Plant:
         Plant in service, at cost                                  $ 2,004,688   $  1,955,164
         Less:  Accumulated depreciation                                879,960        823,502
                                                                      1,124,728      1,131,662

         Construction work in progress                                  158,829         37,422
                                                                      1,283,557      1,169,084
      Current Assets:
         Cash and cash equivalents                                        8,832         94,299
         Escrow funds - coal contract litigation                         37,752              -
         Construction funds held by trustee                              18,268              -
         Accounts receivable, net of allowance
              for doubtful accounts                                      41,457         32,126
         Accrued utility revenues                                        25,575         23,556
         Fuel, principally coal, at average cost                         31,073         38,767
         Plant materials and operating supplies, at average cost         17,261         11,932
         Other                                                            7,804          1,947
                                                                        188,022        202,627

      Investments, Deferred Charges and Other Assets:
         Accumulated deferred income taxes                               35,778         15,842
         Unamortized loss on reacquired debt                             13,295          8,613
         Other                                                           38,400         28,129
                                                                         87,473         52,584
                                                                    $ 1,559,052   $  1,424,295
      Capitalization and Liabilities
      Capitalization: (See Statements of Capitalization)
         Common stock equity                                        $   552,106   $    534,073
         Preferred stock                                                 40,000         40,000
         Long-term debt                                                 442,045        443,977
                                                                      1,034,151      1,018,050

      Current Liabilities:
         Preferred stock and long-term debt due within one year          20,021             21
         Accounts payable                                                44,006         21,238
         Accrued interest                                                 7,302         10,621
         Accrued taxes                                                    4,660          4,029
         Customers' deposits                                             10,803         10,605
         Accrued payroll and vacations                                    7,709          6,760
         Liability to ratepayers - coal contract litigation              36,867              -
         Other                                                            6,434          5,993
                                                                        137,802         59,267

      Deferred Credits and Other Liabilities:
         Accumulated deferred income taxes                              248,103        280,631
         Accumulated deferred investment tax credits                     42,385         46,516
         Regulatory liabilities                                          69,689          5,090
         Other                                                           26,922         14,741
                                                                        387,099        346,978
                                                                    $ 1,559,052   $  1,424,295

      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.



      Statements of
      Capitalization
                                       Kentucky Utilities Company

      As of December 31, (in thousands of dollars)                         1993           1992

      Common Stock Equity:
         Common stock, without par value,
              outstanding 37,817,878 shares                         $   308,140   $    308,140
         Capital stock expense and other                                   (463)          (277)
         Retained earnings                                              244,429        226,210
                                                                        552,106        534,073

      Preferred Stock, cumulative, without par value,$100 stated value
         4 3/4%, outstanding 200,000 shares                              20,000         20,000
         6.53%, outstanding 200,000 shares                               20,000              -
         7.84%, outstanding 200,000 shares                               20,000         20,000
         Less:  Amounts to be redeemed within one year                   20,000              -
                                                                         40,000         40,000

      Long-Term Debt:
         First mortgage bonds, substantially all of Kentucky
              Utilities' utility plant is pledged as security
              for these bonds                                           441,830        443,330
         Unamortized premium                                                108            519
                                                                        441,938        443,849
         8% secured note, due January 5, 1999                               128            149
         Less:  Amounts to be redeemed within one year                       21             21
                                                                        442,045        443,977

                                                                    $ 1,034,151   $  1,018,050



























      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     1.  Summary of Significant Accounting Policies

     General

     Kentucky  Utilities  Company   (Kentucky  Utilities)  is  the   principal
     subsidiary of KU Energy Corporation.

     Regulation

     Kentucky Utilities is a public utility subject to regulation by the Kentucky Public Service Commission (PSC), the Virginia State Corporation Commission (SCC) and the Federal Energy Regulatory Commission (FERC). With respect to accounting matters, Kentucky Utilities maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process.

     Utility Plant

     Utility plant is stated at the original cost of construction. The cost of repairs and minor renewals is charged to maintenance expense as incurred. Property unit replacements are capitalized and the depreciation reserve is charged with the cost, less net salvage, of units retired.

     Depreciation

     Provision for depreciation  of utility  plant is  based on  straight-line
     composite rates applied to  the cost of depreciable property.   The rates
     approximated 3.3% in 1993, 1992 and 1991.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, Kentucky Utilities considers highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

     Kentucky Utilities utilizes a cash management mechanism that funds certain bank accounts for checks as they are presented to those banks. Kentucky Utilities classified checks written but not presented to those banks, which amounted to $9.9 million at December 31, 1993, in accounts payable.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Unamortized Loss on Reacquired Debt

     Kentucky Utilities defers costs (primarily call premiums) arising from the reacquisition or retirement of long-term debt. Costs related to refinanced debt are amortized over the lives of the new debt issues. Costs related to retired debt not refinanced are amortized over the period to the scheduled maturity of the retired debt.

     Operating Revenues and Fuel Costs

     Revenues are recorded based on services rendered to customers. Kentucky Utilities accrues an estimate of revenues for electric service furnished from the meter reading dates to the end of each accounting period. Cost of fuel used in electric generation is charged to expense as the fuel is consumed. The cost of fuel for 1991 and 1992 included an amortization of buyout costs associated with the termination of a coal supply contract. A fuel adjustment clause adjusts operating revenues for changes in the level of fuel costs charged to expense.


     2.  Fuel Litigation Refund

     Kentucky Utilities had been involved in litigation which began in 1984 with a former coal supplier over the price and other terms of the parties' long-term contract for Ghent Unit 3. Pursuant to an order of the Fayette (KY) Circuit Court, Kentucky Utilities deposited part of the disputed coal prices with the Fayette Circuit Court pending a final decision. During the course of the proceedings, the supplier filed for relief under the Federal Bankruptcy Code. On February 1, 1993, the Bankruptcy Court for the Eastern District of Kentucky approved a settlement agreement disposing of all litigation and claims between Kentucky Utilities and the supplier. All other actions and appeals involving the various parties and claimants have been dismissed.

     In March 1993, the deposited funds (totaling approximately $44 million, including interest through that date) were released by the Fayette Circuit Court to Kentucky Utilities and have been held by Kentucky Utilities in a segregated escrow account pending disposition in accordance with appropriate orders of regulatory agencies.

     During 1993, Kentucky Utilities submitted plans to the FERC, PSC and SCC for distributing a portion of the deposited funds to customers.

     Kentucky Utilities' plan was approved by the SCC, as submitted, and refunds of the Virginia retail portion of the deposited funds (approximately $2.3 million), plus interest, are being made to Virginia retail customers over 12 months beginning August 1, 1993. Kentucky Utilities' plan was approved by the FERC, as submitted, and a refund of that portion of the deposited funds (approximately $3.9 million) relating to wholesale customers was made in lump sum payments in September 1993.

     In an order which became final in February 1994, the PSC ordered Kentucky Utilities to refund that portion of the deposited funds relating to Kentucky retail customers (approximately $35.5 million), plus interest, to customers on its system from April 1985 through December 1990. The

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     order allows Kentucky Utilities to retain $.8 million of incurred litigation costs and $2.4 million for savings attributable to off-system sales. The PSC order also allows Kentucky Utilities recovery of its costs incurred in administering an approved refund plan. A refund plan in accordance with the PSC order has been filed by Kentucky Utilities for PSC approval.

     The total escrow funds remaining after the above mentioned FERC and SCC refunds and the withdrawals for savings attributable to off-system sales ($2.4 million) and incurred litigation costs ($.8 million) resulting from the FERC and SCC orders are reflected on the Balance Sheet under the caption "Escrow funds - coal contract litigation." The "Liability to ratepayers - coal contract litigation" represents the fuel cost savings (including interest) that will be credited to Kentucky and Virginia retail customers. Approximately $3.2 million of "Other Deferred Credits" represents the portion of savings attributable to off-system sales and the Kentucky jurisdictional allowed litigation costs. Kentucky Utilities will record a $3.2 million reduction of expense (for the off-system sales and allowed litigation costs) in 1994.


     3.  Income Taxes

     Effective  January  1,  1993,  Kentucky Utilities  adopted  Statement  of
     Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires an asset and liability approach for financial accounting and reporting for income taxes rather than the deferred method. It requires Kentucky Utilities to establish deferred tax assets and liabilities, as appropriate, for all temporary differences, and to adjust deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. At the date of adoption, because of the effects of rate regulation, Kentucky Utilities recorded an increase of $22 million in deferred tax assets and a decrease of $53 million in deferred tax liabilities, and established a corresponding regulatory liability of
     $75 million, primarily to recognize the probable future reduction in rates to flowback to customers amounts previously collected for deferred taxes in excess of current statutory tax rates. The adoption of this standard did not have a material impact on results of operation, cash flows or financial position.

     Kentucky Utilities is included in the consolidated federal tax return of its parent company, KU Energy. Income taxes are allocated to the individual companies, including Kentucky Utilities, based on their respective taxable income or loss.

     Investment tax credits result from provisions of the tax law which permitted a reduction of Kentucky Utilities' tax liability based on certain construction expenditures. Such credits have been deferred in the accounts and are being amortized as reductions in income tax expense over the life of the related property.

     The  accumulated deferred  income  taxes as  set forth  below and  in the
     Balance  Sheet   arise  from  the  following   temporary  differences  at

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     December 31 and January 1, 1993:


                                           December 31                       January 1
         (in thousands of dollars)      Deferred       Deferred           Deferred      Deferred
                                       Tax Assets  Tax Liabilities       Tax Assets   Tax Liabilities

      Accelerated depreciation
       and other property
        related differences         $   28,529   $  241,893          $   27,820     $   224,441

      Other                             13,147        6,210              10,008           2,631
      Total accumulated
        deferred income taxes       $   41,676   $  248,103          $   37,828     $   227,072

     Of the $3.8 million increase in deferred tax assets and the $21.0 million increase in deferred tax liabilities, approximately $1.3 million and $9.6 million, respectively, resulted from an increase in the federal statutory corporate income tax rate from 34% to 35% effective January 1, 1993. This resulted in a net decrease of $8.3 million in the regulatory liability.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     The components of income tax expense are as follows:

      Year Ended December 31, (in thousands of dollars)         1993         1992          1991

      Income taxes charged to Operating Income:
      Current   - federal                                $    35,893   $    30,838  $    37,241
                - state                                        9,484         7,951        9,252
                                                              45,377        38,789       46,493
      Deferred  - federal                                      2,837         2,269          570
                - state                                           71           561          160
                                                               2,908         2,830          730
      Deferred investment tax credit                            (107)         (130)        (654)
                                                              48,178        41,489       46,569

      Income taxes charged to Other Income and Deductions:
      Current   - federal                                     (2,056)           (7)       1,581
                - state                                         (560)         (217)         504
                                                              (2,616)         (224)       2,085
      Deferred  - federal                                      2,261           909         (362)
                - state                                          556           235          (96)
                                                               2,817         1,144         (458)
      Amortization of deferred investment tax credit          (4,024)       (4,019)      (3,723)
                                                              (3,823)       (3,099)      (2,096)
      Total income tax expense                           $    44,355   $    38,390  $    44,473

      The provisions for deferred income taxes relate to the following items:

      Year Ended December 31, (in thousands of dollars)        1993          1992         1991

      Accelerated depreciation and other
        property related differences                     $     5,600   $     6,806  $     5,658
      Power plant inventory                                      418           (10)      (3,564)
      Loss on reacquired debt                                  3,459         1,165          (39)
      Other                                                   (3,752)       (3,987)      (1,783)
      Total provisions for deferred income taxes         $     5,725   $     3,974  $       272

     Kentucky Utilities' effective income tax rate, determined by dividing income taxes by the sum of such taxes and net income, was 35.3% in 1993, 33.5% in 1992, and 34.4% in 1991. The difference between the effective rate and the statutory federal income tax rate is attributable to the following factors:

      Year Ended December 31, (in thousands of dollars)        1993          1992         1991

      Federal income tax computed
        at 35%, 34% and 34%, respectively                $    43,974   $    38,994  $    43,938
      Add (Deduct):
      State income taxes, net of federal
        income tax benefit                                     6,208         5,630        6,480
      Amortization of deferred investment tax credit          (4,131)       (4,140)      (3,857)
      Other, net                                              (1,696)       (2,094)      (2,088)
      Total income tax expense                           $    44,355   $    38,390  $    44,473



     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     4.  Retirement and Postemployment Benefits

     Pensions

     Kentucky Utilities has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan are based on years of service, final average base pay and age at retirement. Kentucky Utilities' funding policy is to make such contributions as are necessary to finance the benefits provided under the plan. Kentucky Utilities' contributions meet the funding standards set forth in the Employee Retirement Income Security Act of 1974. The plan assets consist primarily of equity and fixed income investments.

     Kentucky Utilities also has a Supplemental Security Plan for certain management personnel. Retirement benefits under this plan are based on years of service, earnings and age at retirement. The plan has no advance funding. Benefit payments are made to retired employees or their beneficiaries from the general assets of Kentucky Utilities.

     The reconciliation of the funded status of the retirement plans and the pension liability is as follows:

     As of December 31, (in thousands of dollars)                         1993           1992

      Fair value of plan assets                                      $  157,137     $  147,235
      Projected benefit obligation                                     (169,309)      (144,380)
      Plan assets in excess of (less than)
         projected benefit obligation                                   (12,172)         2,855
      Unrecognized net (gain)/loss from past
         experience different than that assumed                           6,361         (7,628)
      Unrecognized prior service cost                                     4,966          5,334
      Unrecognized net asset                                             (1,949)        (2,099)
      Regulatory effect recorded                                         (5,146)        (5,090)
      Pension liability                                              $   (7,940)    $   (6,628)

      Accumulated benefit obligation (including vested benefits
         of $128,779 and $105,442, respectively)                     $  130,758     $  107,503


      Notes to
     Financial
     Statements
                             Kentucky Utilities Company

      Components of Net Pension Cost:

      Year Ended December 31, (in thousands of dollars)     1993           1992           1991

      Service cost (benefits earned during the
        period)                                        $   5,036     $    4,774     $   4,307
      Interest cost on projected benefit obligation       12,311         11,482        10,473
      Actual return on plan assets                       (13,229)       (11,384)      (20,158)
      Net amortization and deferral                        1,785            350        10,941
      Regulatory effect based on funding                      56            705         1,139
      Net pension cost                                 $   5,959     $    5,927     $   6,702


      Assumptions Used in Determining Actuarial Valuations:
                                                                1993          1992        1991
      Weighted average discount rate used to
        determine the projected benefit obligation            7 1/2%        8 3/4%     8 3/4%

      Rate of increase for compensation levels (1)            4 3/4%            6%         6%

      Weighted average expected long-term rate
        of return on assets                                   8 1/4%        8 3/4%     8 3/4%
      (1) 5  1/4%, 6  1/2% and  6 1/2%,  respectively, used  for the  Supplemental Security  Plan valuation.

     Other Postretirement Benefits

     Effective  January 1,  1993,  Kentucky  Utilities  adopted  Statement  of
     Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This standard provides accounting and disclosure requirements associated with Kentucky Utilities' obligation to provide postretirement benefits other than pensions to present and future retirees. In accordance with this standard, Kentucky Utilities will accrue, during the years that the employee renders service, the expected cost of providing these benefits for retired employees, their beneficiaries and covered dependents. Kentucky Utilities previously recognized these costs on a pay-as-you-go
     (cash) basis. Amounts paid for retirees for 1992 and 1991 amounted to $2.3 million and $2.4 million, respectively.

     Kentucky Utilities provides certain health care and life insurance benefits to eligible retired employees and their dependents. The postretirement health care plan is contributory for employees who retired after December 31, 1992, with retiree contributions indexed annually based upon the experience of retiree medical expenses for the preceding year. Pre-1993 retirees are not required to contribute to the plan. Kentucky Utilities' employees become eligible for retiree medical benefits after 15 years of service and attainment of age 55. The life insurance plan is noncontributory and is based on compensation levels prior to retirement.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Employees may purchase additional life insurance equal to the amount provided by Kentucky Utilities.

     In 1993, Kentucky Utilities began funding, in addition to current requirements for benefit payments, the maximum tax-favored amount allowed through certain tax deductible funding vehicles. Kentucky Utilities anticipates making similar funding decisions in future years, but will consider and make such funding decisions on the basis of tax, regulatory and other relevant conditions in effect at such times.

     The PSC issued a decision in December 1992 stating that the rate treatment resulting from the adoption of SFAS 106 will be considered on a case-by-case basis in the context of a general rate case. Based on management's interpretation of this PSC Order, Kentucky Utilities is not deferring the Kentucky jurisdictional portion of these costs. The FERC and the SCC both have approved accrual of these costs for ratemaking purposes in accordance with SFAS 106. Kentucky Utilities is deferring, in accordance with the SCC and FERC Orders, the difference between costs determined in accordance with SFAS 106 and the level currently reflected in rates for the portion of costs associated with the Virginia and FERC jurisdictions until the next general rate cases in the respective jurisdictions as a result of the above mentioned Orders. The impact on results of operations, after giving effect to the regulatory treatment discussed above, is an increase in pre-tax expense for the year ended December 31, 1993 of $6.3 million (net of capitalized payroll benefits).

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     The   reconciliation  of  the  funded   status  of  the   plans  and  the
     postretirement benefit liability is as follows:


      As of December 31, (in thousands of dollars)                                         1993

      Accumulated postretirement benefit obligation:
        Retirees                                                                    $   (38,331)
        Fully eligible active plan participants                                          (8,448)
        Other active plan participants                                                  (28,813)
                                                                                        (75,592)
      Plan assets at fair value                                                           2,440
      Accumulated postretirement benefit obligation
        in excess of plan assets                                                        (73,152)
      Unrecognized net loss from past
        experience different from that assumed                                            3,230
      Unrecognized transition obligation                                                 63,483
      Regulatory effect recorded                                                            689
      Accrued postretirement benefit liability                                      $    (5,750)
      Components of the net periodic postretirement benefit cost are as follows:

      Year Ended December 31, (in thousands of dollars)                                    1993
      Service cost (benefits attributed to service
        during the period)                                                           $    2,048
      Interest cost on accumulated postretirement
        benefit obligation                                                                5,730
      Amortization of transition obligation                                               3,341
      Regulatory deferral                                                                  (689)
      Net periodic postretirement benefit cost                                      $    10,430


     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1994. The health care cost trend rate is assumed to decrease gradually to 5.25% through 2004 and remain at that level thereafter over the projected payout period of the benefits. Increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $12 million (16%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $1.6 million (20%).

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. The weighted-average discount rate used in determining the initial transition amount was 8.75%. The rate of increase for compensation levels was assumed to be 4.75%.

     Other Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers'
     Accounting for Postemployment Benefits". This statement establishes standards of accounting and reporting for the estimated cost of benefits

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     provided by an employer to former or inactive employees after employment but before retirement. Kentucky Utilities provides medical and life insurance benefits to disabled employees that are covered by this statement. Kentucky Utilities adopted this standard effective in 1993. The adoption of this standard did not have a material impact on financial condition or results of operation.

     5.  Commitments and Contingencies

     The effects of certain commitments made by Kentucky Utilities are estimated below:

      (in thousands of dollars)             1994        1995        1996       1997        1998
      Estimated Construction
      Expenditures                      $183,600   $ 109,100   $128,600   $ 125,000   $  85,300
      Estimated Contract
      Obligations:
          Fuel                           153,400      92,500     66,300      54,200      12,500
          Purchased power                 25,000      23,300     25,500      26,300      26,100
          Operating leases                 3,100       3,100      3,000       3,000       3,000
      Sinking Fund Requirements
        and Redemptions:
          First mortgage bonds               376         376        376         376         376
          Preferred stock               $ 20,000   $       -   $      -   $       -   $       -


     Construction Program

     Kentucky Utilities frequently reviews its construction program and may revise its projections of related expenditures based on revisions to its estimated load growth and projections of its future load.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Construction for a discussion of future expenditures relating to compliance with the 1990 Clean Air Act Amendments and construction of peaking units.

     Coal Supply

     Obligations under Kentucky Utilities' coal purchase contracts are stated at prices effective January 1, 1994 and are subject to changes as defined by the terms of the contracts.

     Purchased Power Agreements

     Kentucky Utilities has purchase power arrangements with Owensboro Municipal Utilities (OMU), Electric Energy, Inc. (EEI) and Illinois Power
     Company  (IP).       Under    the    OMU   agreement,  which  expires  on
     January 1, 2020, Kentucky Utilities purchases, on an economic basis, all of the output of a 400-MW generating station not required by OMU. The amount of purchased power available to Kentucky Utilities during 1994-1998, which is expected to be approximately 8% of Kentucky Utilities' total kWh requirements, is dependent upon a number of factors including the units' availability, maintenance schedules, fuel costs and OMU

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     requirements. Payments are based on the total costs of the station allocated per terms of the OMU agreement, which generally follows delivered kWh. Included in the total costs is Kentucky Utilities' proportionate share of debt service requirements on $30.1 million of OMU bonds outstanding at December 31, 1993. The debt service is allocated to Kentucky Utilities based on its annual allocated share of capacity, which averaged approximately 51% in 1993. In 1995, Kentucky Utilities' total costs will increase to include Kentucky Utilities' proportionate share of debt service requirements on approximately $171.5 million of additional OMU bonds issued to finance capital improvements designed to enable OMU to comply with the 1990 Clean Air Act Amendments.

     Kentucky Utilities has a 20% equity ownership in EEI, which is accounted for on the equity method of accounting. Through 1993, the equity ownership permitted Kentucky Utilities to share in the output of a 1,000-MW station not needed by EEI. Kentucky Utilities' entitlement beginning January 1, 1994, will be 20% of the available capacity of the station. Payments are based on the total costs of the station allocated per terms of an agreement among the owners, which generally follows delivered kWh.

     Kentucky Utilities has contracted to purchase 75-MW of capacity from IP for the period of January 1993 through March 1994, and 125-MW of capacity from April 1994 through December 1994.

     Sinking Fund Requirements and Redemptions

     Annual sinking fund requirements for Kentucky Utilities' first mortgage bonds may be met with cash or expenditures for bondable property as provided in the Mortgage Indenture. Kentucky Utilities intends to meet the 1994 sinking fund requirements with expenditures for bondable property.

     Kentucky Utilities redeemed all of the outstanding shares of its 7.84% preferred stock on February 1, 1994, at a total price of $20.3 million.

     Lines of Credit

     Kentucky Utilities has aggregate bank lines of credit of $55 million, all of which remained unused at December 31, 1993. These lines of credit may not be withdrawn at the banks' option prior to September 30, 1994. In support of these lines of credit, Kentucky Utilities compensates the banks by paying a commitment fee.

     Short-Term Borrowings

     Kentucky Utilities' short-term financing requirements are satisfied through the sale of commercial paper. Beginning November 1993, Kentucky Utilities sold short-term commercial paper at interest rates varying from
     3.10 to 3.25 percent. At December 31, 1993, Kentucky Utilities had no short-term commercial paper borrowings outstanding.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Long-Term Debt

     First   Mortgage   Bonds   of   Kentucky   Utilities   (including   those
     collateralizing  pollution   control   revenue  bonds)   outstanding   at
     December 31, 1993 and 1992, were as follows:

     (in thousands of dollars)                                              1993        1992
      First Mortgage Bonds:
      7 5/8% Series H, due May 1, 1999                                 $        -  $   25,000
      8 3/4% Series I, due April 1, 2000                                        -      30,000
      5.95% Series Q, due June 15, 2000                                    61,500           -
      7 5/8% Series J, due September 1, 2001                                    -      35,000
      7 3/8% Series K, due December 1, 2002                                35,500      35,500
      6.32% Series Q, due June 15, 2003                                    62,000           -
      9 1/8% Series L, due April 1, 2004                                        -      25,000
      9 1/4% Series M, due June 1, 2006                                         -      30,000
      8 1/2% Series N, due April 1, 2007                                        -      30,000
      7.92% Series P, due May 15, 2007                                     53,000      53,000
      8.55% Series P, due May 15, 2027                                     33,000      33,000
                                                                          245,000     296,500

      First Mortgage Bonds, Pollution Control Series:
      7 3/8% Pollution Control Series 7, due May 1, 2010                    4,000       4,000
      7.45% Pollution Control Series 8, due September 15, 2016             96,000      96,000
      6 1/4% Pollution Control Series 1B, due February 1, 2018             20,930      20,930
      6 1/4% Pollution Control Series 2B, due February 1, 2018              2,400       2,400
      6 1/4% Pollution Control Series 3B, due February 1, 2018              7,200       7,200
      6 1/4% Pollution Control Series 4B, due February 1, 2018              7,400       7,400
      7.60% Pollution Control Series 7, due May 1, 2020                     8,900       8,900
      5 3/4% Pollution Control Series 9, due December 1, 2023              31,900           -
      5 3/4% County of Carroll, Kentucky, Collateralized Solid
        Waste Disposal Facility Revenue Bonds, due December 1, 2023        18,100           -
                                                                          196,830     146,830
                                                                       $  441,830  $  443,330


     Kentucky Utilities redeemed $30 million of Series M and $25 million of Series L First Mortgage Bonds (including redemption premiums of $1.4 million and $.9 million, respectively) in March and April of 1993, respectively.

     In June 1993, Kentucky Utilities issued $123.5 million of Series Q First Mortgage Bonds. Proceeds of the issue were used to redeem $25 million of Series H, $30 million of Series I, $35 million of Series J and $30 million of Series N First Mortgage Bonds (plus redemption premiums aggregating $3.3 million) in July 1993.

     In 1993, Kentucky Utilities entered into a loan agreement with the County of Carroll, Kentucky, to finance the construction of solid waste disposal facilities. The County issued $50 million of the 5 3/4% revenue bonds, with the proceeds held in a construction fund by a trustee. As the construction funds held by the trustee are drawn down, Kentucky Utilities Pollution Control Series 9 Bonds are delivered to the trustee in an amount equal to the amount drawn down.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     6.  Common Stock

     Kentucky Utilities is subject to restrictions applicable to all corporations under Kentucky and Virginia law on the use of retained earnings for cash dividends on common stock, as well as those contained in its Mortgage Indenture and Articles of Incorporation. At December 31, 1993, there were no restricted retained earnings.


     7.  Preferred Stock

     Kentucky Utilities redeemed all 120,000 shares of its 8.65% preferred stock and 180,000 shares of its 9.96% preferred stock on March 1, 1991, and the remaining 10,000 shares of its 9.96% preferred stock on June 1, 1991 at a total price of $32.7 million.

     In  December  1993, Kentucky  Utilities  issued 200,000  shares  of 6.53%
     preferred stock.   The  proceeds were  used to  redeem 200,000  shares of
     7.84% preferred stock on February 1, 1994.

     Each series of preferred  stock is redeemable  at the option of  Kentucky
     Utilities upon 30 days' written notice as follows:

                                          Redemption Price per Share
      Series                              (plus accrued and unpaid dividends, if any)
      4 3/4%                              $101.00

      6.53%                               (Not redeemable prior to December 1, 2003.)
                                          $103.265 through November 30, 2004, decreasing
                                           approximately  $.33  each twelve  months thereafter
                                           to $100 on or after December 1, 2013.

      7.84%                               $101.50

     As of December 31, 1993, there were 5.3 million shares of Kentucky Utilities preferred stock, having a maximum aggregate stated value of $200 million, authorized for issuance.


     8.  Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash  and   cash  equivalents,  escrow  funds,   construction  funds  and
     customers' deposits carrying values approximate fair value because of the short maturity of these amounts.

     Long-term debt fair values are based on quoted market prices for Kentucky Utilities' first mortgage bonds and on current rates available to Kentucky Utilities for debt of the same remaining maturities for Kentucky Utilities' pollution control bonds and promissory note.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Kentucky Utilities has an interest rate swap agreement with a notional amount of $70 million. Fair value of this instrument is the estimated amount the counterparty would pay to Kentucky Utilities to terminate the swap at the date of measurement.

     The estimated fair values of Kentucky Utilities' financial instruments at December 31 are as follows:

                                                     1993                      1992
                                             Carrying    Estimated     Carrying   Estimated
      (in thousands of dollars)               Amount     Fair Value     Amount    Fair Value

      Interest rate swap                    $       -   $    2,550   $        -   $   3,260

      Long-term debt                        $ 442,066   $  489,042   $  443,998   $ 471,278

     If the excess of fair value over carrying value of Kentucky Utilities' long-term debt were settled at amounts approximating those above, the anticipated regulatory treatment would allow recovery of these amounts in rates over a prescribed amortization period. Accordingly, any settlement would not have a significant impact on Kentucky Utilities' financial position or results of operations.

     In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement, which must be adopted on January 1, 1994, addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Kentucky Utilities does not anticipate that the new standard will have a material impact on its financial condition or results of operations.

     Supplementary
     Quarterly
     Financial
     Information
     (Unaudited)
                             Kentucky Utilities Company

     Quarterly financial results for 1993 and 1992 are summarized below. Generally, quarterly results may fluctuate due to seasonal variations, changes in fuel costs and other factors.

     Quarter                                    4th           3rd          2nd           1st
                                                                   (in thousands of dollars)
      1993
      Operating Revenues                  $  151,828   $   160,615  $   139,909   $  154,236
      Net Operating Income                    21,257        30,640       22,209       31,155
      Net Income                              15,526        24,790       16,422       24,548
      Net Income Applicable
             to Common Stock                  14,856        24,161       15,792       23,919
      1992
      Operating Revenues                  $  139,695   $   151,888  $   137,754   $  146,484
      Net Operating Income                    20,943        31,176       24,293       29,456
      Net Income                              14,366        22,756       16,566       22,610
      Net Income Applicable
             to Common Stock                  13,736        22,127       15,936       21,981

     These quarterly amounts reflect, in Kentucky Utilities' opinion, all adjustments (including only normal recurring adjustments) necessary for a fair presentation.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      PART III


     Item 10. Directors and Executive Officers of the Registrant

     Refer to KU Energy's definitive proxy statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with its 1994 Annual Shareholder Meeting under the caption "Election of Directors--General" for the information required by this item pertaining to directors. Such information is incorporated herein by reference and is also filed herewith as Exhibit 99B. Information required by this item relating to executive officers of Kentucky Utilities is set forth under a separate caption in Part I hereof.

     Item 11. Executive Compensation

     Refer to KU Energy's Proxy Statement under the caption Election of Directors-- "Directors' Compensation", and -- "Executive Compensation" (but excluding any information contained under the subheadings --"Report of Compensation Committee on Executive Compensation", and --"Performance
     Graph") for  the  information   required  by  this  item.  Such
     information is incorporated herein by reference and is also filed herewith as Exhibit 99B.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Refer to KU Energy's Proxy Statement under the caption "Election of Directors--Voting Securities Beneficially Owned by Directors, Nominees and Executive Officers; Other Information" for the information required
     by this item.   Such information is  incorporated  herein  by reference
     and  is  also  filed herewith  as Exhibit 99B.

     Item 13. Certain Relationships and Related Transactions

     None.

                                      PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (A) The following (1) financial statements, (2) schedules, and (3) exhibits, are filed as a part of this Annual Report.

             (1)  Financial Statements

                 Report of Independent Public Accountants,
                 Statements of Income and Retained Earnings for the three years ended December 31, 1993,
                 Statements  of   Cash  Flows   for  the   three  years  ended
                 December 31, 1993,
                 Balance Sheets as of December 31, 1993 and 1992,
                 Statements  of  Capitalization as  of  December 31,  1993 and
                 1992,    and
                 Notes to Financial Statements.

             (2)  Schedules

                 Schedule V      Property, plant and equipment.
                 Schedule VI     Accumulated   depreciation,   depletion   and
                                 amortization    of   property,    plant   and
                                 equipment.
                 Schedule VIII   Valuation and qualifying accounts.
                 Schedule IX     Short-term borrowings.
                 Schedule X      Supplementary income statement information.

             The following Schedules are omitted as not applicable or not required under Regulation S-X:

                 I, II, III, IV, VII, XI, XII, XIII, XIV.

    (3) Exhibits


      Number                         Description                        Page

        3.A    Amended and Restated Articles of Incorporation of
               Kentucky Utilities Company.  (Exhibits 4.03 and 4.04
               to Form 8-K Current Report of Kentucky Utilities
               Company, dated December 10, 1993).  Incorporated by
               reference.                                                 -

        3.B    By-laws of Kentucky Utilities Company dated December
               14, 1992. (Exhibit 3B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended
               December 31, 1992).  Incorporated by reference.            -

        4.A Indenture of Mortgage or Deed of Trust dated May 1, 1947 between Kentucky Utilities Company and Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (Amended
               Exhibit 7(a) in File No. 2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second Amended Exhibit 7.02 in File No. 2-
               7802), July 1, 1950 (Amended Exhibit 7.02 in File No. 2-8499), June 15, 1951 (Exhibit 7.02(a) in File No.
               2-8499), June 1, 1952 (Amended Exhibit 4.02 in File No. 2-9658), April 1, 1953 (Amended Exhibit 4.02 in File No. 2-10120), April 1, 1955 (Amended Exhibit
               4.02 in File No. 2-11476), April  1, 1956 (Amended
               Exhibit 2.02 in File No. 2-12322), May 1, 1969
               (Amended Exhibit 2.02 in File No. 2-32602), April 1, 1970 (Amended Exhibit 2.02 in File No. 2-36410), September 1, 1971 (Amended Exhibit 2.02 in File No. 2-41467), December 1, 1972 (Amended Exhibit 2.02 in File No. 2-46161), April 1, 1974 (Amended Exhibit
               2.02 in File No. 2-50344), September 1, 1974 (Exhibit
               2.04 in File No. 2-59328), July 1, 1975 (Exhibit 2.05
               in File No. 2-59328), May 15, 1976 (Amended Exhibit
               2.02 in File No. 2-56126), April 15, 1977 (Exhibit
               2.06 in File No. 2-59328), August 1, 1979 (Exhibit
               2.04 in File No. 2-64969), May 1, 1980 (Exhibit 2 to
               Form 10-Q Quarterly Report of Kentucky Utilities for the quarter ended June 30, 1980), September 15, 1982 (Exhibit 4.04 in File No. 2-79891), August 1, 1984 (Exhibit 4B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December 31,
               1984), June 1, 1985 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1985), May 1, 1990 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1990), May 1, 1991 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30,
               1991), May 15, 1992 (Exhibit 4.02 to Form 8-K of

      Number                         Description                        Page

        4.A    Kentucky Utilities Company dated May 14, 1992),
      (cont.)  August 1, 1992 (Exhibit 4 to Form 10-Q Quarterly
               Report of Kentucky Utilities Company for the quarter
               ended September 30, 1992), June 15, 1993 (Exhibit
               4.02 to Form 8-K of Kentucky Utilities Company dated
               June 15, 1993) and December 1, 1993 (Exhibit 4.01 to
               Form 8-K of Kentucky Utilities Company dated December
               10, 1993).  Incorporated by reference.                     -

        4.B    Supplemental Indenture dated March 1, 1992 between
               Kentucky Utilities and Continental Bank, National
               Association and M. J. Kruger, as Trustees, providing
               for the conveyance of properties formerly held by Old Dominion Power Company. (Exhibit 4B to Form 10-K
               Annual Report of Kentucky Utilities Company for the
               year ended December 31, 1992).  Incorporated by
               reference.                                                 -

        10.A   Kentucky Utilities' Amended and Restated Performance
               Share Plan (Exhibit 10A to Form 10-Q Quarterly Report
               of Kentucky Utilities Company for the quarter ended
               June 30, 1993).  Incorporated by reference.                -

        10.B Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December 31,
               1990).  Incorporated by reference.                         -

        10.C   Amendment No. 1 to Kentucky Utilities' Annual
               Performance Incentive Plan (Exhibit 10D to Form 10-K
               Annual Report of Kentucky Utilities Company for the
               year ended December 31, 1991).  Incorporated by
               reference.                                                 -

        10.D   Kentucky Utilities' Executive Optional Deferred
               Compensation Plan (Exhibit 10C to Form 10-K Annual
               Report of Kentucky Utilities Company for the year
               ended December 31, 1990).  Incorporated by reference.      -

        10.E   Amendment No. 1 to Kentucky Utilities' Executive
               Optional Deferred Compensation Plan (Exhibit 10F to
               Form 10-K Annual Report of Kentucky Utilities Company
               for the year ended December 31, 1991).  Incorporated
               by reference.                                              -

        10.F   Kentucky Utilities' Director Retirement Retainer
               Program, and Amendment No. 1 (Exhibit 10G to Form
               10-K Annual Report of Kentucky Utilities Company for
               the year ended December 31, 1991).  Incorporated by
               reference.                                                 -

      Number                         Description                        Page

        10.G   Kentucky Utilities' Supplemental Security Plan
               (Exhibit 10I to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December 31,
               1991).  Incorporated by reference.                         -

        10.H   Amendment No. 2 to Kentucky Utilities' Annual
               Performance Incentive Plan                                N/A

        10.I   Amendment No. 3 to Kentucky Utilities' Annual
               Performance Incentive Plan                                N/A

        10.J   Amendment No. 2 to Kentucky Utilities' Executive
               Optional Deferred Compensation Plan                       N/A

        10.K   Kentucky Utilities' Amended and Restated Director
               Deferred Compensation Plan                                N/A

        12     Computation of Ratio of Earnings to Fixed Charges         N/A

        21     List of Subsidiaries                                      N/A

        23     Consent of Independent Public Accountants                 N/A

        99.A   Description of Common Stock                               N/A

        99.B   Director and Executive Officer Information                N/A

         Note - Exhibit numbers 10.A through 10.K are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

     The following instruments defining the rights of holders of certain long-term debt of Kentucky Utilities Company have not been filed with the Securities and Exchange Commission but will be furnished to the Commission upon request.

         1. Loan Agreement dated as of May 1, 1990 between Kentucky Utili-ties and the County of Mercer, Kentucky, in connection with $12,900,000 County of Mercer, Kentucky, Collateralized Solid Waste Disposal Facility Revenue Bonds (Kentucky Utilities Company Project) 1990 Series A, due May 1, 2010 and May 1, 2020.

         2. Loan Agreement dated as of May 1, 1991 between Kentucky Utili-ties and the County of Carroll, Kentucky, in connection with $96,000,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series A, due September 15, 2016.

         3. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $2,400,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series C, due February 1, 2018.

         4. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Muhlenberg, Kentucky, in connection with $7,200,000 County of Muhlenberg, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series A, due February 1, 2018.

         5. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Mercer, Kentucky, in connection with $7,400,000 County of Mercer, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series A, due February 1, 2018.

         6. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $20,930,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series B, due February 1, 2018.

         7. Loan Agreement dated as of December 1, 1993, between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $50,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (Kentucky Utilities Company Project) 1993 Series A due December 1, 2023.

     (B) On December 10, 1993, Kentucky Utilities filed a form 8-K which filed as exhibits the Underwriting Agreement, Amended and Restated Articles of Incorporation, and the Amendment to the Articles of Incorporation establishing a new series of preferred stock. Also filed as an exhibit was a Supplemental Indenture associated with First Mortgage Bonds, Pollution Control Series 9.

                                                                                        SCHEDULE V
                                      KENTUCKY UTILITIES COMPANY

                                     PROPERTY, PLANT AND EQUIPMENT
                                                            Retirements
                                   Balance                  or Sales at     Other       Balance
                                   Jan. 1,     Additions      Original     Changes      Dec. 31,
                                    1991        At Cost        Cost          (a)          1991
     Electric Plant                                                                 (in thousands)
      Intangible                 $      102   $         2   $       (1)  $        -  $       103
      Production
        Steam                       948,164        30,254          (11)           -      978,407
        Hydro                         8,905         1,278            -            -       10,183
        Other                         4,662             -            -            -        4,662
      Transmission                  344,239         4,250         (384)          83      348,188
      Distribution                  473,938        28,885       (5,963)         (83)     496,777
      General                        54,152         4,699       (1,937)           -       56,914
          Plant in Service        1,834,162        69,368       (8,296)           -    1,895,234
      Construction Work
        in Progress                  25,311        (3,456)           -            -       21,855
          Total                  $1,859,473   $    65,912   $   (8,296)  $        -  $ 1,917,089


                                                            Retirements
                                   Balance                  or Sales at     Other       Balance
                                   Jan. 1,     Additions      Original     Changes      Dec. 31,
                                    1992        At Cost         Cost         (a)          1992
     Electric Plant                                                                 (in thousands)
      Intangible                 $      103   $         -   $        -   $        -  $       103
      Production
        Steam                       978,407        17,329       (3,437)           -      992,299
        Hydro                        10,183           395           (3)           -       10,575
        Other                         4,662            99            -            -        4,761
      Transmission                  348,188        13,647         (473)       1,126      362,488
      Distribution                  496,777        33,224       (5,200)      (1,087)     523,714
      General                        56,914         5,984       (1,635)         (39)      61,224
          Plant in Service        1,895,234        70,678      (10,748)           -    1,955,164
      Construction Work
        in Progress                  21,855        15,567            -            -       37,422
          Total                  $1,917,089   $    86,245   $  (10,748)  $        -  $ 1,992,586


                                                            Retirements
                                   Balance                  or Sales at     Other       Balance
                                   Jan. 1,     Additions      Original     Changes      Dec. 31,
                                    1993        At Cost        Cost          (a)          1993
     Electric Plant                                                                 (in thousands)
      Intangible                 $      103   $         6   $       (4)  $        -  $       105
      Production
        Steam                       992,299        11,596         (122)        (753)   1,003,020
        Hydro                        10,575            18            -            -       10,593
        Other                         4,761           327            -            -        5,088
      Transmission                  362,488         6,339         (356)         (85)     368,386
      Distribution                  523,714        32,791       (4,826)          85      551,764
      General                        61,224         5,178       (1,752)       1,310       65,960
          Plant in Service        1,955,164        56,255       (7,060)         557    2,004,916
          Plant - Purchased
            or Sold                       -             -            -         (228)        (228)
          Total Plant             1,955,164        56,255       (7,060)         329    2,004,688
      Construction Work
        in Progress                  37,422       121,407            -            -      158,829
          Total                  $1,992,586   $   177,662   $    (7,060) $      329  $ 2,163,517

     (  ) Denotes deduction.

     Note-Refer to  Note 1  of the  Notes to Financial  Statements for  information as to  Kentucky
     Utilities  depreciation  method  and  rates  and  to Management's  Discussion  and  Analysis -
     Construction for information concerning 1993 additions.

     (a)     Amounts  in Other  Changes  column represent  transfers  between plant  accounts,  the transfer of nonutility  property to utility property and entries related to the disposition of an asset.

                                                                                     SCHEDULE VI
                                     KENTUCKY UTILITIES COMPANY
                         ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                   OF PROPERTY, PLANT AND EQUIPMENT

                                                     Property, Plant and Equipment   Intangibles
                                                        Total   Electric  Vehicles    Franchises
                                                                                     (in thousands)

     Balance January 1, 1991                         $ 718,715  $ 707,774  $ 10,916   $      25

     Additions:
           Provision charged to--
             Depreciation expense                    $  57,337  $  57,335  $      -   $       2
             Transportation expense clearing             2,318          -     2,318           -
             Fuel inventory                                  3          3         -           -
           Other(1)                                      2,243      2,208        35           -
                                                        61,901     59,546     2,353           2
     Deductions:
           Retirements                                  (8,296)    (6,468)   (1,827)         (1)
           Removal costs, net of salvage                (1,276)    (1,276)        -           -
                                                        (9,572)    (7,744)   (1,827)         (1)
     Balance January 1, 1992                         $ 771,044  $ 759,576  $ 11,442   $      26


     Additions:
           Provision charged to--
             Depreciation expense                    $  58,849  $  58,847  $      -   $       2
             Transportation expense clearing             2,393          -     2,393           -
             Fuel inventory                                379        379         -           -
           Other(1)                                      2,556      2,514        42           -
                                                        64,177     61,740     2,435           2
     Deductions:
           Retirements                                 (10,748)    (9,165)   (1,583)          -
           Removal costs, net of salvage                  (971)      (971)        -           -
                                                       (11,719)   (10,136)   (1,583)          -
     Balance January 1, 1993                         $ 823,502  $ 811,180  $ 12,294   $      28

     Additions:
           Provision charged to--
             Depreciation expense                    $  60,800  $  60,798  $      -   $       2
             Transportation expense clearing             2,524          -     2,524           -
             Fuel inventory                                382        382         -           -
           Other(1)                                      1,791      1,768        23           -
                                                        65,497     62,948     2,547           2
     Deductions:
           Retirements                                  (7,060)    (5,419)   (1,637)         (4)
           Removal costs, net of salvage                (1,979)    (1,988)        9           -
                                                        (9,039)    (7,407)   (1,628)         (4)
     Balance December 31, 1993                       $ 879,960  $ 866,721  $ 13,213   $      26


     (1) Includes reimbursement for  relocation of properties and the  accumulated depreciation applicable to minor properties acquired.





                                                                                  SCHEDULE VIII

                                     KENTUCKY UTILITIES COMPANY

                                  VALUATION AND QUALIFYING ACCOUNTS




     Year Ended December 31,                                            1993     1992     1991
                                                                                 (in thousands)

     Accumulated Provision for Uncollectible Accounts Receivable

     Balance at beginning of year                                    $1,033   $ 1,132  $ 1,013

     Balance at end of year                                          $  923   $ 1,033  $ 1,132



     ____________

     Note-Other valuation and qualifying accounts are not significant.




                                                                                    SCHEDULE IX
                                     KENTUCKY UTILITIES COMPANY

                                        SHORT-TERM BORROWINGS




                                    As of December 31,           Year Ended December 31,
                                                Weighted     Amount Outstanding   Weighted
                                                Average         (in thousands)    Average
                                    Balance     Interest   Month End   Weighted   Interest
           Year                 (in thousands)    Rate      Maximum   Average(1)   Rate(2)

     Commercial Paper

          1991                   $         -          -    $       -  $        -        -

          1992                   $         -          -            -           -        -

          1993                   $         -          -    $  14,900  $    1,916    3.22%



     (1)   Based on a daily weighting of total short-term borrowings outstanding.

     (2)   Based on the percentage relationship that total annual interest expense bears to the total annual weighted average amount outstanding.





                                                                                     SCHEDULE X


                                     KENTUCKY UTILITIES COMPANY

                             SUPPLEMENTARY INCOME STATEMENT INFORMATION




     Year Ended December 31,                                     1993        1992        1991
                                                                                (in thousands)
     Other Taxes
        Real estate and personal property                   $   6,873   $   6,197   $   6,250
        Payroll                                                 5,584       5,261       4,727
        Other                                                   1,890       1,901       1,881

          Total                                             $  14,347   $  13,359   $  12,858



     ____________

     Note-The  amounts of  depreciation and  taxes charged  to other  income and  balance sheet accounts are  not significant.  The amounts charged to  the respective accounts for rents, royalties,  advertising costs,  and  research and  development  aggregated less  than  one percent of total revenues.



                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on on March 14, 1994.

                                          KENTUCKY UTILITIES COMPANY


                                          /s/ John T. Newton
                                          John T. Newton
                                          Chairman and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

         Signature                 Title

         /s/ John T. Newton
         John T. Newton            Chairman and President (Principal Executive
                                   Officer) and Director
         /s/ Michael R. Whitley
         Michael R. Whitley        Senior Vice-President (Principal Financial
                                   Officer) and Director
         /s/ Michael D. Robinson
         Michael D. Robinson       Controller (Principal Accounting Officer)

         /s/ Mira S. Ball
         Mira S. Ball              Director

         /s/ W. B. Bechanan
         W. B. Bechanan            Director

         /s/ Harry M. Hoe
         Harry M. Hoe              Director

         /s/ Milton W. Hudson
         Milton W. Hudson          Director

         /s/ Frank V. Ramsey, Jr.
         Frank V. Ramsey, Jr.      Director

         /s/ Warren W. Rosenthal
         Warren W. Rosenthal       Director

         /s/ William L. Rouse, Jr.
         William L. Rouse, Jr.     Director

         /s/ Charles L. Shearer
         Charles L. Shearer        Director

     March 14, 1994