Form 10-Q
period 1994-03-31
KENTUCKY UTILITIES CO
filed 1994-05-06
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  March 31, 1994

                       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from            to



                            Commission file number 1-3464


                               Kentucky Utilities Company
                (Exact name of registrant as specified in its charter)


           Kentucky and Virginia                                61-0247570
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)


        One Quality Street, Lexington, Kentucky                       40507
        (Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code        606-255-2100


                                    Not Applicable
        Former name, former address and former fiscal year, if changed since last report



            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X     No     .


            Number  of  shares of  Common Stock  outstanding  at May  5, 1994:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                            1994       1993


        Operating Revenues                                $166,528  $154,236

        Operating Expenses:
          Fuel, principally coal, used in generation        43,859    43,658
          Electric power purchased                          15,883     9,968
          Other operating expenses                          26,687    25,171
          Maintenance                                       14,538    11,321
          Depreciation                                      16,187    15,223
          Federal and state income taxes                    14,731    14,037
          Other taxes                                        4,063     3,703

               Total Operating Expenses                    135,948   123,081

        Net Operating Income                                30,580    31,155

        Other Income and Deductions:
          Interest and dividend income                       1,736       883
          Other income and deductions - net                  1,173     1,682

               Total Other Income and Deductions             2,909     2,565

        Income Before Interest Charges                      33,489    33,720

        Interest Charges                                     8,145     9,172

        Net Income                                          25,344    24,548

        Preferred Stock Dividend Requirements                  692       629

        Net Income Applicable to Common Stock             $ 24,652  $ 23,919















          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                           For the Three Months
                                                             Ended March 31,
                                                            1994      1993
        Cash Flows from Operating Activities:

          Net Income                                      $ 25,344  $ 24,548
          Items not requiring (providing) cash currently:
            Depreciation                                    16,187    15,223
            Deferred income taxes and investment tax credit (1,819)    1,748
            Change in fuel inventory                         4,644    (1,709)
            Change in accounts receivable                    1,418    (6,814)
            Change in accounts payable                     (10,332)   (2,115)
            Change in accrued taxes                         17,858    12,861
            Change in accrued utility revenues               4,788     2,567
            Change in liability to ratepayers                 (519)   38,332
            Change in escrow funds                             507   (44,240)
          Other--net                                         1,166     6,659

        Net Cash Provided by Operating Activities           59,242    47,060

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (40,496)  (17,928)
          Nonutility property                                    -    (4,956)
          Other                                                163       108

        Cash Used by Investing Activities                  (40,333)  (22,776)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                        3,500         -
          Funds deposited with trustee - net                 9,000         -
          Retirement of long-term debt                         (21)  (30,021)
          Retirement of preferred stock, including premium (20,302)        -
          Payment of dividends                             (16,258)  (15,757)

        Net Cash Used by Financing Activities              (24,081)  (45,778)

        Net Decrease in Cash and Cash Equivalents           (5,172)  (21,494)

        Cash and Cash Equivalents Beginning of Period        8,832    94,299

        Cash and Cash Equivalents End of Period           $  3,660  $ 72,805

        Supplemental Disclosures
          Cash paid for:
            Interest on long-term debt                    $  4,772  $  9,612
            Federal and state income taxes                $      -  $      -




          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of       As of
                                                        Mar. 31,    Dec. 31,
                                                          1994        1993
        ASSETS
        Utility Plant:
          Plant in service, at cost                    $2,012,198  $2,004,688
          Less: Accumulated depreciation                  896,527     879,960
                                                        1,115,671   1,124,728
          Construction work in progress                   191,530     158,829
                                                        1,307,201   1,283,557
        Current Assets:
          Cash and cash equivalents                         3,660       8,832
          Escrow funds - coal contract litigation          37,245      37,752
          Construction funds held by trustee                9,372      18,268
          Accounts receivable                              40,039      41,457
          Accrued utility revenues                         20,787      25,575
          Fuel, principally coal, at average cost          26,429      31,073
          Materials and supplies, at average cost          18,441      17,261
          Other                                             8,910       7,804
                                                          164,883     188,022
        Investments, Deferred Charges and Other Assets:
          Accumulated deferred income taxes                38,508      35,778
          Unamortized loss on reacquired debt              13,084      13,295
          Other                                            38,690      38,400
                                                           90,282      87,473
               Total Assets                            $1,562,366  $1,559,052
        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                          $  560,897  $  552,106
          Preferred stock                                  40,000      40,000
          Long-term debt                                  442,021     442,045
                                                        1,042,918   1,034,151
        Current Liabilities:
          Preferred stock and long-term debt
            due within one year                                21      20,021
          Short-term borrowings                             3,500           -
          Accounts payable                                 33,674      44,006
          Accrued interest                                  9,796       7,302
          Accrued taxes                                    22,518       4,660
          Customers' deposits                               8,835      10,803
          Accrued payroll and vacations                    10,061       7,709
          Liab. to ratepayers - coal contract litigation   36,348      36,867
          Other                                             6,236       6,434
                                                          130,989     137,802
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes               250,359     248,103
          Accumulated deferred investment tax credits      41,358      42,385
          Regulatory liabilities                           68,818      69,689
          Other                                            27,924      26,922
                                                          388,459     387,099
               Total Capitalization and Liabilities    $1,562,366  $1,559,052

          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          1.  PRESENTATION OF CONDENSED INFORMATION

              Pursuant to the rules  and regulations of the  Securities and

          Exchange Commission,  certain information has been  condensed and certain footnote disclosures have been omitted, which are normal-

          ly included  in financial statements prepared  in accordance with generally accepted accounting principles.

              These financial  statements  should  be read  in  conjunction with the financial statements and  notes thereto in the  Kentucky

          Utilities Company (Kentucky Utilities) Annual Report on Form 10-K

          for the year ended December 31, 1993 (1993 10-K).

              In  the  opinion  of management,  the  information  furnished herein reflects  all adjustments  which are necessary  to present fairly the results of the periods shown and the disclosures which have  been made are adequate to make the information not mislead-

          ing.   Results of interim periods  are not necessarily indicative of results for any twelve-month period due to the seasonal nature of Kentucky Utilities' business.

          2.  FINANCIAL INSTRUMENTS

              Effective   January 1,   1994,  Kentucky   Utilities  adopted

          Statement of Financial Accounting Standards No.  115, "Accounting

          for  Certain Investments  in  Debt and  Equity Securities"  (SFAS

          115).    This   statement  contains  accounting   and  disclosure

          requirements associated  with  investments in  equity  securities that have readily determinable fair values and all investments in debt securities.

              This  statement requires, among  other things, classification

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          of securities  into one  of three categories:   held-to-maturity,

          available-for-sale or trading.  Currently, Kentucky Utilities has

          no  trading  securities.    Kentucky  Utilities'  temporary  cash

          investments  are classified  as  available-for-sale  or  held-to-

          maturity  and  are reported  under  the  caption "Cash  and  cash

          equivalents"  on  the  Balance  Sheet.   Kentucky  Utilities  has

          minimal investments in marketable securities which are classified as available-for-sale and are included in the  caption "Other" in the noncurrent portion of the Balance Sheet.

              The adoption  of SFAS 115  did not have a  material impact on financial  condition or results of operations.  Reference is made

          to  the  1993   10-K  for  market  value   disclosures  on  these

          securities.

          3.  PREFERRED STOCK

              Kentucky  Utilities  issued $20 million  of  6.53%  preferred stock in December  1993.  On February 1, 1994, Kentucky Utilities

          used the proceeds from this issue, together  with other available funds,  to redeem its  7.84% Preferred Stock  at a  total cost of

          $20.3 million  (including a  redemption premium  of $.3 million).

          Kentucky  Utilities  announced  its  intention  to   redeem  this

          preferred stock on December 22, 1993.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY & RESOURCES

              Kentucky  Utilities'   construction  expenditures   increased

          approximately  $23 million  during the  three-month  period ended

          March 31, 1994,  when compared to the first quarter of 1993.  The

          increase  can  be   attributed  primarily  to   expenditures  for

          combustion turbine peaking units and for compliance with the 1990

          Clean Air Act Amendments.

              Kentucky  Utilities  expects  to fund  the  majority  of  its remaining  1994  construction expenditures  from the  issuance of long-term debt with the balance primarily from internal sources.

          RESULTS OF OPERATIONS

          Quarter ended March 31, 1994, compared
          to the Quarter ended March 31, 1993


                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended Mar. 31, 1994
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             11        $  5,412
          Commercial                               6           1,680
          Industrial                               7           1,291
          Mine Power & Public Authorities          4             569
              Total Retail Sales                   8           8,952
          Other Electric Utilities                36           3,450
          Provision for Refund -
            Litigation Settlement                  -            (537)
          Miscellaneous Revenues & Other           -             427
              Total                               11        $ 12,292

              Operating  revenues   increased  $12.3 million  (8%).     The

          increase can be  attributed to an  11% increase in  kilowatt-hour

          sales.    The  increase   in  kilowatt-hour  sales  is  primarily

          attributable to increases  in residential, commercial, industrial

          and  off-system   sales.    The  increases   in  residential  and

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          commercial sales reflect colder  weather during the first quarter of 1994.  Kentucky Utilities set a new  record winter peak demand

          of  3,092  megawatts  on  January 19,  1994.    The  increase  in

          industrial  sales reflects  the general  strength of  the service area  economy as well as an  increase in the number of industrial customers.  The increase  in off-system sales is  attributable to an increase in demand for power due to extreme weather conditions and  maintenance programs  at  neighboring  utilities during  the first quarter of  1994.  Revenues  were reduced by  approximately

          $.5 million  resulting  from  refunds  to  customers  of  amounts recovered  from  a  litigation  settlement  with  a  former  coal

          supplier.   The $.5 million,  which was charged  against revenue,

          represents  $2.9 million of  fuel savings  less  $2.4 million for incurred  litigation costs  and off-system  sales which  Kentucky

          Utilities was allowed to retain pursuant to a regulatory order.

              Fuel  and  purchased  power  expense  increased  $6.1 million

          (11%).   Fuel  expense for the  first quarter of  1994 reflects a

          $2.9 million reduction associated with the refunding to customers of fuel cost savings related to the resolution of a coal contract

          dispute.   This  reduction  in  fuel  expense  was  offset  by  a

          $3.1 million  increase  resulting  from  a 4%  increase  in  coal consumption as well as a 3% increase in the average price per ton

          of  coal   consumed.    Purchased  power   expense  increased  by

          $5.9 million    due    to    greater   kilowatt-hour    purchases

          ($3.2 million)  and  higher  demand  costs  ($2.7 million).   The

          increase  is attributable  to  a permanent  increase in  capacity entitlement, effective  January 1994, under an existing purchased

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          power  contract with Electric Energy, Inc.  The increases in tons of coal  consumed and kilowatt-hour  purchases are the  result of the previously discussed sales increases.

              Maintenance expenses increased $3.2 million  (28%), primarily due to  distribution utility line maintenance costs incurred as a result  of extensive ice storm damage during the first quarter of

          1994.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits.

                 The following exhibit is filed as part of this report:

                 Exhibit
                 Number                    Description

                 12      Computation of Ratio of Earnings to Fixed Charges.



             (b) Reports on Form 8-K.

                 None.

                              KENTUCKY UTILITIES COMPANY



                                      SIGNATURES





             Pursuant to the requirements of the Securities Exchange Act  of

          1934, the Registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date       May 5, 1994                /s/ John T. Newton
                                                John T. Newton
                                                Chairman and President



          Date       May 5, 1994                /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller