Form 10-Q
period 1994-06-30
KENTUCKY UTILITIES CO
filed 1994-08-12
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  June 30, 1994

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


            Number of shares of Common  Stock outstanding at August  11, 1994:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Three
                                                             Months Ended
                                                               June 30,
                                                            1994       1993


        Operating Revenues                                $154,026  $139,909

        Operating Expenses:
          Fuel, principally coal, used in generation        43,372    43,867
          Electric power purchased                          16,356     5,471
          Other operating expenses                          27,645    25,397
          Maintenance                                       18,893    15,140
          Depreciation                                      16,151    15,192
          Federal and state income taxes                     7,933     9,111
          Other taxes                                        3,642     3,522

               Total Operating Expenses                    133,992   117,700

        Net Operating Income                                20,034    22,209

        Other Income and Deductions:
          Interest and dividend income                         766       649
          Other income and deductions - net                  1,875     1,519

               Total Other Income and Deductions             2,641     2,168

        Income Before Interest Charges                      22,675    24,377

        Interest Charges                                     8,202     7,955

        Net Income                                          14,473    16,422

        Preferred Stock Dividend Requirements                  564       630

        Net Income Applicable to Common Stock             $ 13,909  $ 15,792















          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Six
                                                             Months Ended
                                                               June 30,
                                                            1994       1993


        Operating Revenues                                $320,554  $294,145

        Operating Expenses:
          Fuel, principally coal, used in generation        87,231    87,525
          Electric power purchased                          32,239    15,439
          Other operating expenses                          54,332    50,568
          Maintenance                                       33,431    26,461
          Depreciation                                      32,338    30,415
          Federal and state income taxes                    22,664    23,148
          Other taxes                                        7,705     7,225

               Total Operating Expenses                    269,940   240,781

        Net Operating Income                                50,614    53,364

        Other Income and Deductions:
          Interest and dividend income                       2,502     1,532
          Other income and deductions - net                  3,048     3,201

               Total Other Income and Deductions             5,550     4,733

        Income Before Interest Charges                      56,164    58,097

        Interest Charges                                    16,347    17,127

        Net Income                                          39,817    40,970

        Preferred Stock Dividend Requirements                1,256     1,259

        Net Income Applicable to Common Stock             $ 38,561  $ 39,711
















          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                           For the Six Months
                                                             Ended June 30,
                                                            1994      1993
        Cash Flows from Operating Activities:

          Net Income                                      $ 39,817  $ 40,970
          Items not requiring (providing) cash currently:
            Depreciation                                    32,338    30,415
            Deferred income taxes and investment tax credit (3,342)    3,032
            Change in fuel inventory                           179    (1,552)
            Change in accounts receivable                    2,059    (3,402)
            Change in accounts payable                      (3,195)     (444)
            Change in accrued taxes                          2,998       620
            Change in accrued utility revenues               1,865       827
            Change in liability to ratepayers                 (791)   38,979
            Change in escrow funds                           1,577   (44,886)
          Other--net                                        (3,179)   12,123

        Net Cash Provided by Operating Activities           70,326    76,682

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (89,468)  (47,299)
          Nonutility property                                    -    (4,956)
          Other                                                170       108

        Cash Used by Investing Activities                  (89,298)  (52,147)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                       47,900        -
          Issuance of long-term debt                             -   123,500
          Funds deposited with trustee - net                18,393  (123,795)

          Retirement of long-term debt, including premiums     (21)  (57,334)
          Retirement of preferred stock, including premium (20,302)       -
          Payment of dividends                             (32,139)  (31,513)

        Net Cash Provided (Used) by Financing Activities    13,831   (89,142)

        Net Decrease in Cash and Cash Equivalents           (5,141)  (64,607)

        Cash and Cash Equivalents Beginning of Period        8,832    94,299

        Cash and Cash Equivalents End of Period           $  3,691  $ 29,692

        Supplemental Disclosures
          Cash paid for:
            Interest on long-term debt                    $ 15,302  $ 17,018
            Federal and state income taxes                $ 25,378  $ 20,690



          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of       As of
                                                        June 30,    Dec. 31,
                                                          1994        1993
        ASSETS
        Utility Plant:
          Plant in service, at cost                    $2,020,277  $2,004,688
          Less: Accumulated depreciation                  910,853     879,960
                                                        1,109,424   1,124,728
          Construction work in progress                   231,087     158,829
                                                        1,340,511   1,283,557
        Current Assets:
          Cash and cash equivalents                         3,691       8,832
          Escrow funds - coal contract litigation          36,175      37,752
          Construction funds held by trustee                    2      18,268
          Accounts receivable                              39,398      41,457
          Accrued utility revenues                         23,710      25,575
          Fuel, principally coal, at average cost          30,894      31,073
          Materials and supplies, at average cost          18,271      17,261
          Other                                             8,396       7,804
                                                          160,537     188,022
        Investments, Deferred Charges and Other Assets:
          Accumulated deferred income taxes                40,359      35,778
          Unamortized loss on reacquired debt              12,831      13,295
          Other                                            37,572      38,400
                                                           90,762      87,473
               Total Assets                            $1,591,810  $1,559,052
        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                          $  559,473  $  552,106
          Preferred stock                                  40,000      40,000
          Long-term debt                                  442,018     442,045
                                                        1,041,491   1,034,151
        Current Liabilities:
          Preferred stock and long-term debt
            due within one year                                21      20,021
          Short-term borrowings                            47,900           -
          Accounts payable                                 40,811      44,006
          Accrued interest                                  7,029       7,302
          Accrued taxes                                     7,658       4,660
          Customers' deposits                               6,278      10,803
          Accrued payroll and vacations                     8,146       7,709
          Liab. to ratepayers - coal contract litigation   36,076      36,867
          Other                                             8,367       6,434
                                                          162,286     137,802
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes               252,448     248,103
          Accumulated deferred investment tax credits      40,330      42,385
          Regulatory liabilities                           67,780      69,689
          Other                                            27,475      26,922
                                                          388,033     387,099
               Total Capitalization and Liabilities    $1,591,810  $1,559,052

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

          for the year ended December 31, 1993.

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

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY & RESOURCES

              Kentucky  Utilities'   construction  expenditures   increased

          approximately $20 million and $42 million for the three-month and

          six-month  periods  ended  June  30,  1994,  respectively,   when

          compared to the corresponding periods of 1993.  The increases are attributable  primarily  to expenditures  for  combustion turbine peaking  units and  for compliance  with the  1990 Clean  Air Act

          Amendments.

              Kentucky Utilities expects  to fund approximately 50%  of its remaining 1994  construction  expenditures from  the issuance  of short-term  and long-term  debt with  the balance  primarily from internal sources.



          RESULTS OF OPERATIONS

          Quarter ended June 30, 1994, compared
          to the Quarter ended June 30, 1993


                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended June 30, 1994
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                              6         $ 2,395
          Commercial                               4           1,529
          Industrial                               8           2,186
          Mine Power & Public Authorities          4             883
              Total Retail Sales                   6           6,993
          Other Electric Utilities                58           7,037
          Provision for Refund -
            Litigation Settlement                  -            (365)
          Miscellaneous Revenues & Other           -             452
              Total                               14        $ 14,117


              Operating revenues  increased $14.1  million (10%)  primarily

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          as  a  result of  a 14%  increase  in kilowatt-hour  sales.   The

          increase  in  kilowatt-hour sales  is  primarily  attributable to increases in residential,  commercial, industrial and  off-system sales.  The increases in residential and commercial sales reflect

          unusually  warm weather  during  the month  of  June 1994.    The

          increase in industrial sales  reflects continued economic  growth in the service area.  Approximately  one third of the increase in industrial  sales  is  due  to  greater  sales  to  Toyota  Motor

          Manufacturing  U.S.A.,  Inc. (TMM),  Kentucky  Utilities' largest customer.  TMM completed an $800 million assembly plant expansion in  March 1994.  The increase in off-system sales is attributable to an increase in  demand for power due to unusually warm weather

          and  maintenance programs  at neighbor-ing  utilities.   Revenues

          were reduced by approximately  $.4 million resulting from refunds to customers  of amounts  recovered from a  litigation settlement with a former coal supplier.

              Fuel  and  purchased  power expense  increased  $10.4 million

          (21%).  Fuel expense  decreased $.5 million (1%).   This decrease

          reflects a 5% decline in net kilowatt-hour generation offset by a

          4% increase in the average price  per ton of coal consumed.  Fuel expense also reflects a $.4 million reduction associated with the refunding  to  customers  of  fuel cost  savings  related  to the resolution of a coal  contract dispute.  Purchased power  expense increased by $10.9 million due to greater kilowatt-hour purchases

          ($7.2 million)  and  higher demand  costs  ($3.7 million).    The

          increase in kilowatt-hour purchases  during the second quarter of

          1994 is the result of the previously discussed sales increases as

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          well  as  the  decline  in net  kilowatt-hour  generation.    The

          increased kilowatt-hour purchases reflect a permanent increase in capacity  entitlement, effective January  1994, under an existing purchased  power contract  with Electric  Energy, Inc.  (EEI) and

          greater   kilowatt-hour   purchases   from  Owensboro   Municipal

          Utilities (OMU).  Scheduled maintenance of OMU's generating units in  the second  quarter  of  1993  resulted  in  a  reduction  of availability during that period.  The increase in demand costs is primarily due  to the permanent increase  in capacity entitlement from EEI.

              Maintenance expenses increased $3.8  million (25%), primarily due to the timing of scheduled maintenance at Kentucky Utilities'

          generating stations.



          Six Months ended June 30, 1994, compared to the Six Months ended June 30, 1993


                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Six Months
                                                 Ended June 30, 1994
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                              9        $  7,807
          Commercial                               5           3,209
          Industrial                               8           3,477
          Mine Power & Public Authorities          4           1,452
              Total Retail Sales                   7          15,945
          Other Electric Utilities                48          10,487
          Provision for Refund -
            Litigation Settlement                  -            (902)
          Miscellaneous Revenues & Other           -             879
              Total                               12        $ 26,409


              Operating revenues increased $26.4 million (9%)  primarily as

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          a result of a 12% increase  in kilowatt-hour sales.  The increase in kilowatt-hour sales is primarily attributable to increases  in

          residential,  commercial, industrial  and off-system sales.   The

          increases  in  residential  and commercial  sales  reflect colder weather  during  the first  quarter  of 1994  and  unusually warm

          weather  during  the  month  of  June  1994.    The  increase  in

          industrial  sales  reflects  continued  economic  growth  in  the

          service  area.    Approximately  one  third of  the  increase  in

          industrial sales is due to greater sales to TMM due to its recent

          plant   expansion.     The  increase   in  off-system   sales  is

          attributable  to an increase in  demand for power  due to extreme

          weather  conditions  and  maintenance  programs   at  neighboring

          utilities.  Revenues  were reduced by  approximately $.9  million resulting  from refunds to customers  of amounts recovered from a

          litigation settlement  with  a former  coal  supplier.   The  $.9

          million,  which  was  charged  against  revenue,  represents $3.3 million of fuel savings less $2.4 million for incurred litigation costs and  off-system sales which Kentucky  Utilities was allowed to retain pursuant to a regulatory order.

              Fuel  and purchased  power  expense increased  $16.5  million

          (16%).  Fuel expense reflects a $3.3 million reduction associated with the refunding to  customers of fuel cost savings  related to the resolution of a coal contract dispute. This reduction in fuel expense  was  substantially  offset  by a  3.5%  increase  in the

          average  price of  coal consumed.   Net  kilowatt-hour generation

          remained fairly constant in comparison to the corresponding  six-

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          month period  in 1993.   Purchased power expense  increased $16.8

          million due  to greater kilowatt-hour  purchases ($10.4  million)

          and  higher  demand  costs  ($6.4  million).    The  increase  in

          kilowatt-hour purchases is the result of the previously discussed sales increases.  The increased kilowatt-hour purchases reflect a permanent increase  in  capacity entitlement,  effective  January

          1994, under an existing  purchased power contract with EEI.   The

          increase  in  demand  costs is  primarily  due  to the  permanent increase in capacity entitlement from EEI.

              Maintenance expenses  increased  $7.0  million  (26%).    The

          increase is  the result of distribution  utility line maintenance costs incurred as a  result of extensive ice storm  damage during the first  quarter of 1994,  as well as  the timing  of scheduled maintenance at Kentucky Utilities' generating stations.



          ENVIRONMENTAL SURCHARGE

               On  July 19,  1994, the  Kentucky Public  Service Commission

          (PSC)  approved  Kentucky   Utilities'  environmental   surcharge

          application.   The  surcharge  is  designed  to  recover  certain

          ongoing operating and  capital costs of  complying with  federal,

          state  or  local environmental  requirements associated  with the production  of energy from coal, including the 1990 Clean Air Act

          Amendments.    The  environmental  surcharge  was  implemented in

          August 1994.  Kentucky Utilities  estimates that it will  recover approximately $15 million in environmental costs during the first twelve  months  and about  $23 million  during the  second twelve

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          months.   Amounts collected will  be subject to  PSC review every

          two years.

               Two intervenors have filed petitions  with the PSC seeking a rehearing of the PSC's surcharge order.  The PSC has not ruled on

          either  petition.   Any party  to the  proceeding may  appeal the

          final PSC order to the Franklin County (KY) Circuit Court.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At  the April  26, 1994  Annual  Meeting of  Shareholders,  the

          following proposal was acted upon and approved.

             (1)   To elect three Directors to the Board of Directors of

                  Kentucky Utilities Company.


                                                      Votes
                                           Votes for  Withheld

             Milton W. Hudson              37,817,878    0
             John T. Newton                37,817,878    0
             William L. Rouse, Jr.         37,817,878    0



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





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date    August 11, 1994               /s/ John T. Newton
                                                John T. Newton
                                                Chairman and President



          Date    August 11, 1994               /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller