Form 10-Q
period 1994-09-30
KENTUCKY UTILITIES CO
filed 1994-11-10
CIK 55387

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  September 30, 1994

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


            Number of  shares of Common Stock outstanding at November 9, 1994:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Three
                                                             Months Ended
                                                             September 30,
                                                            1994       1993


        Operating Revenues (See Note 3)                   $156,512  $160,615

        Operating Expenses:
          Fuel, principally coal,
           used in generation (See Note 3)                  33,972    44,860
          Electric power purchased                          15,603    10,689
          Other operating expenses                          27,939    27,120
          Maintenance                                       15,209    12,755
          Depreciation                                      16,308    15,191
          Federal and state income taxes                    14,208    15,943
          Other taxes                                        3,536     3,417

               Total Operating Expenses                    126,775   129,975

        Net Operating Income                                29,737    30,640

        Other Income and Deductions:
          Interest and dividend income                         771       827
          Other income and deductions - net                  1,719     1,312

               Total Other Income and Deductions             2,490     2,139

        Income Before Interest Charges                      32,227    32,779

        Interest Charges                                     8,585     7,989

        Net Income                                          23,642    24,790

        Preferred Stock Dividend Requirements                  564       629

        Net Income Applicable to Common Stock             $ 23,078  $ 24,161














          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For  the Nine
                                                             Months Ended
                                                             September 30,
                                                            1994       1993


        Operating Revenues (See Note 3)                   $477,066  $454,760

        Operating Expenses:
          Fuel, principally coal,
           used in generation (See Note 3)                 121,203   132,385
          Electric power purchased                          47,842    26,128
          Other operating expenses                          82,271    77,688
          Maintenance                                       48,640    39,216
          Depreciation                                      48,646    45,606
          Federal and state income taxes                    36,872    39,091
          Other taxes                                       11,241    10,642

               Total Operating Expenses                    396,715   370,756

        Net Operating Income                                80,351    84,004

        Other Income and Deductions:
          Interest and dividend income                       3,273     2,359
          Other income and deductions - net                  4,767     4,513

               Total Other Income and Deductions             8,040     6,872

        Income Before Interest Charges                      88,391    90,876

        Interest Charges                                    24,932    25,116

        Net Income                                          63,459    65,760

        Preferred Stock Dividend Requirements                1,820     1,888

        Net Income Applicable to Common Stock             $ 61,639  $ 63,872















          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                          For the Nine Months
                                                          Ended  September 30,
                                                            1994      1993
        Cash Flows from Operating Activities:

          Net Income                                      $ 63,459  $ 65,761
          Items not requiring (providing) cash currently:
            Depreciation                                    48,646    45,606
            Deferred income taxes and investment tax credit (4,768)    1,939
            Change in fuel inventory                        (2,968)    3,853
            Change in accounts receivable                   (1,651)  (10,192)
            Change in accounts payable                         623     4,722
            Change in accrued taxes                          3,648     5,869
            Change in accrued utility revenues               4,964     3,037
            Change in liability to ratepayers              (28,704)   34,889
            Change in escrow funds                          29,582   (38,001)
          Other--net                                         3,665    10,067

        Net Cash Provided by Operating Activities          116,496   127,550

        Cash Flows from Investing Activities:

          Construction expenditures - utility             (130,035) (104,932)
          Nonutility property                                 (237)   (4,955)
          Other                                                337       124

        Cash Used by Investing Activities                 (129,935) (109,763)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                       59,100         -
          Issuance of long-term debt                             -   123,500
          Funds deposited with trustee - net                18,393         -
          Retirement of long-term debt, including premiums     (21) (180,677)
          Retirement of preferred stock, including premium (20,302)        -
          Payment of dividends                             (48,114)  (47,270)

        Net Cash Provided (Used) by Financing Activities     9,056  (104,447)

        Net Decrease in Cash and Cash Equivalents           (4,383)  (86,660)

        Cash and Cash Equivalents Beginning of Period        8,832    94,299

        Cash and Cash Equivalents End of Period           $  4,449  $  7,639

        Supplemental Disclosures
          Cash paid for:
            Interest on long-term debt                    $ 20,063  $ 24,767
            Federal and state income taxes                $ 38,414  $ 33,148




          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of       As of
                                                       Sept. 30,    Dec. 31,
                                                          1994        1993
        ASSETS
        Utility Plant:
          Plant in service, at cost                    $2,079,701  $2,004,688
          Less: Accumulated depreciation                  925,102     879,960
                                                        1,154,599   1,124,728
          Construction work in progress                   209,325     158,829
                                                        1,363,924   1,283,557
        Current Assets:
          Cash and cash equivalents                         4,449       8,832
          Escrow funds - coal contract litigation           8,170      37,752
          Construction funds held by trustee                    2      18,268
          Accounts receivable                              43,108      41,457
          Accrued utility revenues                         20,611      25,575
          Fuel, principally coal, at average cost          34,041      31,073
          Materials and supplies, at average cost          18,649      17,261
          Other                                             7,584       7,804
                                                          136,614     188,022
        Investments, Deferred Charges and Other Assets:
          Accumulated deferred income taxes                42,162      35,778
          Unamortized loss on reacquired debt              12,578      13,295
          Other                                            36,387      38,400
                                                           91,127      87,473
               Total Assets                            $1,591,665  $1,559,052
        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                          $  567,123  $  552,106
          Preferred stock                                  40,000      40,000
          Long-term debt                                  442,015     442,045
                                                        1,049,138   1,034,151
        Current Liabilities:
          Preferred stock and long-term debt
            due within one year                                21      20,021
          Short-term borrowings                            59,100           -
          Accounts payable                                 44,629      44,006
          Accrued interest                                  9,993       7,302
          Accrued taxes                                     8,308       4,660
          Customers' deposits                               6,284      10,803
          Accrued payroll and vacations                    10,075       7,709
          Liab. to ratepayers - coal contract litigation    8,163      36,867
          Other                                             7,148       6,434
                                                          153,721     137,802
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes               254,593     248,103
          Accumulated deferred investment tax credits      39,302      42,385
          Regulatory liabilities                           65,946      69,689
          Other                                            28,965      26,922
                                                          388,806     387,099
               Total Capitalization and Liabilities    $1,591,665  $1,559,052

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

          Utili-ties Company (Kentucky Utilities) Annual Report on Form 10-

          K for the year ended December 31, 1993.

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

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          3.  OPERATING REVENUES AND FUEL COSTS

              Pursuant to  regulatory orders, Kentucky  Utilities has  been refunding fuel cost savings  related to the resolution of  a coal contract dispute.  Refunds to Kentucky retail customers commenced

          in July 1994.   Refunds  were made to  Virginia retail  customers

          during  the period August 1993  through June 1994.   Refunds were

          made to wholesale customers under the jurisdiction of the Federal

          Energy Regulatory  Commission in  lump sum payments  in September

          1993.

              Operating  revenues  and  fuel  expense  for  the  respective periods  were reduced by the following amounts resulting from the above- mentioned refunds:

                              Three Months Ended        Nine Months Ended
                                   Sept. 30,               Sept. 30,

                                1994        1993        1994         1993

                                        (in thousands of dollars)

           Reductions in:

           Operating
            Revenues          $17,540      $4,312      $18,442      $4,312
           Fuel, principally
            coal, used in
            generation        $18,614      $5,098      $21,980      $5,098



              The difference  between the reduction  in Operating  Revenues and the  reduction  in Fuel  Expense  is attributed  to  incurred litigation costs, fuel costs  savings related to off-system sales and costs incurred  to administer the refund plan.  These amounts were allowed  to be  retained by  Kentucky Utilities  pursuant to

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          regulatory orders.



          LIQUIDITY & RESOURCES

              Kentucky  Utilities'   construction  expenditures   increased

          approximately  $26  million  for  the   nine-month  period  ended

          September 30,  1994 compared  to the  same period  of 1993.   The

          increase is primarily attributable to expenditures for compliance with the 1990 Clean Air Act Amendments.

              Kentucky Utilities plans  to issue $54 million  of tax-exempt debt  during the 4th quarter of  1994 to fund certain solid waste disposal facilities' expenditures.



          RESULTS OF OPERATIONS

          Quarter ended September 30, 1994, compared to the Quarter ended September 30, 1993


                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended Sept. 30, 1994
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             (9)       $ (3,017)
          Commercial                              (1)            489
          Industrial                               9           3,114
          Mine Power & Public Authorities          6           1,718
              Total Retail Sales                   -           2,304
          Other Electric Utilities                59           7,403
          Miscellaneous Revenues & Other           -            (582)
              Total Before Refund                  9           9,125
          Provision for Refund -
            Litigation Settlement                  -         (13,228)
              Total                                9        $ (4,103)

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Operating revenues were  impacted by refunds to  customers of fuel  cost  savings associated  with  the  resolution  of a  coal

          contract  dispute.   Refer to  Note 3  of the Notes  to Financial

          Statements for  further discussion.   Operating  revenues, before

          the impact  of the refunds  to customers, increased  $9.1 million

          (6%)  primarily as  a result  of a  9% increase  in kilowatt-hour

          sales.    The  increase   in  kilowatt-hour  sales  is  primarily

          attributable  to  increases in  industrial  and off-system  sales

          partially  offset by  a  decrease  in  residential  sales.    The

          increase in  industrial sales reflects the  continued improvement of the manufacturing segment of  the service area.  About  40% of the  increase  in industrial  sales is  due  to greater  sales to

          Toyota   Motor  Manufacturing  U.S.A.,   Inc.    (TMM),  Kentucky

          Utilities'  largest  customer.   TMM  completed  an $800  million

          assembly plant expansion  in March  1994.  The  increase in  off-

          system sales is attributable  to an increase in demand  for power

          at  neighboring utilities.    The decrease  in residential  sales

          resulted  from  the mild  weather  experienced  during the  third quarter of 1994.

              Fuel expense  was also impacted  by the previously  mentioned refunds to customers.  Refer to  Note 3 of the Notes to Financial

          Statements for  further discussion.  Fuel  expense, excluding the effect of the refunds to  customers, increased $2.6 million (5%).

          This increase reflects a 4% increase in tons of coal consumed and a  1% increase  in the  average price  per ton of  coal consumed.

          Purchased  power expense increased  by $4.9 million  (46%) due to

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          higher  demand costs  ($3.6  million)  and greater  kilowatt-hour

          purchases ($1.3  million).    The  increase in  demand  costs  is

          primarily due to the  permanent increase in capacity entitlement,

          effective  January 1994, from  Electric Energy, Inc.  (EEI).  The

          increased  kilowatt-hour purchases  were primarily  from EEI.   A

          contract  between Kentucky  Utilities  and  EEI  allows  Kentucky

          Utilities to purchase, on an economic basis, 20% of the available capacity from a 1,000-megawatt generating station owned by EEI.

              Maintenance expenses  increased $2.5 million (19%), primarily due to the timing of scheduled maintenance at Kentucky Utilities'

          generating stations.



          Nine Months ended September 30, 1994, compared to the Nine Months ended September 30, 1993



                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Nine Months
                                                 Ended Sept. 30, 1994
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                              2        $  4,790
          Commercial                               3           3,698
          Industrial                               8           6,591
          Mine Power & Public Authorities          5           3,170
              Total Retail Sales                   4          18,249
          Other Electric Utilities                52          17,890
          Miscellaneous Revenues & Other           -             297
              Total Before Refund                 11          36,436
          Provision for Refund -
            Litigation Settlement                  -         (14,130)
              Total                               11        $ 22,306

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



              Operating revenues were  impacted by refunds to  customers of fuel  cost  savings associated  with  the  resolution of  a  coal

          contract dispute.   Refer  to Note  3 of  the Notes  to Financial

          Statements for  further discussion.   Operating  revenues, before

          the impact of the refunds  to customers, increased $36.4  million

          (8%)  primarily as a result  of an 11%  increase in kilowatt-hour

          sales.    The  increase  in  kilowatt-hour  sales  is   primarily

          attributable to increases in residential,  commercial, industrial and off-system sales.  The  increase in industrial sales reflects the  continued improvement  of the  manufacturing segment  of the

          service area.   About 40% of the increase in  industrial sales is

          attributable  to greater  sales to  TMM due  its to  recent plant

          expansion.   The increase in  off-system sales is attributable to

          an  increase in demand for  power due to  maintenance programs at neighboring  utilities  and to  warm  weather  during the  second quarter of 1994.

              Fuel  expense was also  impacted by  the previously mentioned refunds to customers.  Refer to  Note 3 of the Notes to Financial

          Statements for  further discussion.  Fuel  expense, excluding the effect of the refunds to  customers, increased $5.7 million (4%).

          This increase reflects a 3% increase in the average price per ton of coal consumed and a 1% increase in the tons  of coal consumed.

          Purchased power  expense increased  $21.7  million (83%)  due  to higher demand costs  ($10 million) and  to greater  kilowatt-hour

          purchases  ($11.7  million).   The  increase in  demand  costs is

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          primarily due to the permanent increase in capacity  entitlement,

          effective January 1994,  from EEI.   The increased  kilowatt-hour

          purchases were primarily from EEI.

              Maintenance  expenses increased  $9.4  million  (24%).    The

          increase is  the result of distribution  utility line maintenance costs incurred as a  result of extensive ice storm  damage during the first quarter  of 1994, as  well as  the timing of  scheduled maintenance at Kentucky Utilities' generating stations.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY



          ITEM 1.  LEGAL PROCEEDINGS



             By  order  of  July  19,  1994,  the  Kentucky  Public  Service

          Commission   (PSC)  approved   Kentucky   Utilities'   plan   for

          environmental   surcharge   adjustments   to  customer   billings

          beginning  in August  1994.    The  surcharge,  authorized  by  a

          Kentucky statute enacted in 1992,  is designed to recover certain ongoing operating  and capital  costs,  not already  included  in existing rates,  related to  compliance  with federal,  state  or local environmental requirements  associated with the  production of energy from coal, including the 1990 Clean Air Act Amendments.

          Surcharge billings are subject to periodic PSC review  to confirm the level of environmental expenditures and to reconcile previous surcharge billings with actual costs.

             Two requests  for rehearing  were filed  by interveners  before the PSC.  The PSC denied those requests for rehearings.

             On September 9, 1994, the  Attorney General of the Commonwealth

          of Kentucky  (Attorney General) filed  an action in  the Franklin

          County (KY)  Circuit Court  challenging the  constitutionality of the  Kentucky surcharge  statute and  seeking to  vacate the  PSC order  of July  19, 1994  on the ground,  among others,  that the environmental surcharge approved by the PSC will deprive Kentucky

          Utilities'  customers of  their property  without due  process of

          law.   Management  believes  that, based  on  its review  of  the circumstances, the surcharge statute is constitutional and it is probable that the PSC order of July 19, 1994 approving the

          surcharge  will be  upheld.   In the  remote occurrence  that the

          statute is declared  unconstitutional, amounts collected pursuant to the PSC order may be subject to refund.

             By motion filed November 8, 1994,  the Attorney General and two interveners are seeking to  have surcharge collections  deposited

          with the court pending  the outcome of the litigation.   Kentucky

          Utilities believes that the motion is without merit and should be denied.



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits.

                 The following exhibits are filed as part of this report:

                 Exhibit
                 Number                    Description

                 12      Computation of Ratio of Earnings to Fixed Charges.

                 27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K.)


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





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date  November 9, 1994                /s/ John T. Newton
                                                John T. Newton
                                                Chairman  of the  Board  and
                                                Chief Executive Officer



          Date  November 9, 1994                /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller