Form 10-K
period 1994-12-31
KENTUCKY UTILITIES CO
filed 1995-03-10
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-K

          X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the fiscal year ended     December 31, 1994

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

     Number of shares of Common Stock outstanding at March 9, 1995: 37,817,878 shares (owned by the parent - KU Energy Corporation).
                     Documents Incorporated by Reference:  None

     Exhibit Index appears on page 42.

                             KENTUCKY UTILITIES COMPANY

                                      Form 10-K

               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1994
                                    _____________

                                  TABLE OF CONTENTS

     Item                                                              Page
                                       PART I

     1. Business   . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     2. Properties   . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 10

     4. Submission of Matters to a Vote of Security Holders  . . . . . . 10

        Executive Officers of the Registrant   . . . . . . . . . . . . . 11


                                       PART II

     5. Market for Registrant's Common Equity and Related
          Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . 13

     6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 14

     7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . 16

     8. Financial Statements and Supplementary Data  . . . . . . . . . . 24

     9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure   . . . . . . . . . . . . . . . . . . 40

                                      PART III

    10. Directors and Executive Officers of the Registrant   . . . . . . 40

    11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . 40

    12. Security Ownership of Certain Beneficial Owners and Management   40

    13. Certain Relationships and Related Transactions   . . . . . . . . 40

                                       PART IV

    14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   41

        Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . 42

        Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . 47

                                       PART I
     Item 1.  Business

     General

     Kentucky Utilities Company (Kentucky Utilities) is a wholly owned subsidiary of KU Energy Corporation (KU Energy). Kentucky Utilities is a public utility engaged in producing and selling electric energy. Kentucky Utilities provides electric service to about 418,100 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 28,300 customers in 5 counties in southwestern Virginia. In Virginia, Kentucky Utilities operates under the name Old Dominion Power Company. Of the Kentucky communities, 160 are incorporated municipalities served under unexpired municipal franchises and the rest are unincorporated communities where no franchises are required. Service has been provided in Virginia without franchises for a number of years. This lack of Virginia franchises is not expected to have a material adverse effect on Kentucky Utilities' operations. Kentucky Utilities also sells electric energy at wholesale for resale in 12 municipalities.

     The territory served by Kentucky Utilities has an aggregate population estimated at about 1,000,000. The largest city served is Lexington, Kentucky. The population of the metropolitan Lexington area is estimated at about 225,000. The populations of the next 10 largest cities served at retail range from about 21,000 to 9,000. The territory served includes most of the Blue Grass Region of central Kentucky and parts of the coal mining areas in southeastern and western Kentucky and southwestern Virginia. Lexington is the center of the Blue Grass Region, in which thoroughbred horse, burley tobacco and bourbon whiskey distilling industries are located. Among the principal industries in the territory served are coal mining, automotive and related industries, the manufacture of paper and paper products and of electrical and other machinery and primary metals processing.

     Revenues

     Kentucky Utilities' sources of electric revenues and the respective percentages of total revenues for the three years 1992-1994 were as follows:

          Year Ended December 31,                1994             1993              1992
                                                Amount   %       Amount   %        Amount  %
                                                          (dollars in thousands)

          Residential                        $ 213,574  34     $210,759  35     $ 194,817  34
          Commercial                           142,207  22      138,271  23       133,519  23
          Industrial                           120,043  19      111,857  18       102,808  18
          Mine Power                            36,498   6       34,977   6        36,696   7
          Public Authorities                    49,869   8       48,142   8        45,570   8
          Other Electric Utilities              89,665  14       62,463  10        58,979  10
          Miscellaneous Revenues                 4,181   -        3,428   -         3,432   -
          Provision for Refund -
            Litigation Settlement              (19,385) (3)      (3,309)  -             -   -
               Total                         $ 636,652 100     $606,588 100     $ 575,821 100

     The electric utility business is affected by varying seasonal weather patterns. As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and Revenues for information related to revenues from sales to Other Electric Utilities.

     Operations

     Kentucky Utilities' net generating capability was 3,265 megawatts at December 31, 1994. An additional 110-megawatt combustion turbine peaking unit was placed into commercial operation in February 1995. The net generating capability available for operation at any time may be lower because of periodic outages of generating units due to inspection, maintenance, fuel restrictions, or modifications required by regulatory agencies. Kentucky Utilities obtains power from other utilities under bulk power purchase and interchange contracts. At December 31, 1994, Kentucky Utilities' system capability, including purchases from others, was 3,805 megawatts. The all-time system peak demand, on a one-hour integrated basis, occurred on July 28, 1993 and was 3,176 megawatts.

     The percentage of Kentucky Utilities' system output which was internally generated and purchased for the periods indicated was as follows:

                                              1994      1993       1992
               Internally Generated             83%       89%        87%
               Purchased                        17%       11%        13%


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

     Under a contract with Owensboro Municipal Utilities (OMU), Kentucky Utilities has agreed to purchase from OMU the surplus output of the 150-megawatt and 250-megawatt generating units at OMU's Elmer Smith station. Purchases under the contract are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by Kentucky Utilities. Such power constituted about 8% of Kentucky Utilities' net system output during 1994. See Note 4 of the Notes to Financial Statements.

     Kentucky Utilities  owns 20% of the common stock of Electric Energy, Inc.
     (EEI), which owns and operates a 1,000-megawatt station in southern Illinois. Kentucky Utilities' entitlement is 20% of the available capacity of the station. Such power constituted about 8% of Kentucky Utilities' net system output in 1994. See Note 4 of the Notes to Financial Statements.

     Kentucky Utilities had approximately 2,240 employees at December 31, 1994, of which about 300 are covered by union contracts expiring August 1995.

     Fuel Matters

     Coal-burning generating units provided more than 99% of Kentucky Utilities' net kilowatt-hour generation for 1994. The remainder of Kentucky Utilities' net generation for 1994 was provided by hydroelectric plants, oil and/or natural gas burning units. The average delivered cost of coal purchased, per ton and per million BTU (MBTU), and the percentage of spot coal purchases for the periods indicated were as follows:

                                                   1994      1993     1992


        Per ton - all sources                   $ 28.91   $ 27.92   $ 27.94
        Per MBTU - all sources                  $  1.19   $  1.15   $  1.16

        Per ton - spot purchases only           $ 28.33   $ 26.23   $ 25.32
        Per MBTU - spot purchases only          $  1.16   $  1.08   $  1.07
        Spot purchases as % of all sources           46 %      44 %      42 %


     Kentucky Utilities maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors, including coal mine labor strikes and other supplier or transporter operating difficulties.

     Kentucky Utilities believes there are adequate reserves available to supply its existing base-load generating units with the quantity and quality of coal required for those units throughout their useful lives. Kentucky Utilities intends to meet a substantial portion of its coal requirements with 5 year contracts. Kentucky Utilities anticipates that coal supplied under such agreements will represent about two-thirds of the requirements over the next several years. As part of this strategy, Kentucky Utilities is currently and will continue to negotiate replacement contracts as contracts expire. Kentucky Utilities does not anticipate any problems negotiating new contracts for future coal needs. The balance of coal requirements will be met through spot purchases. See
     Note 4 of the Notes to Financial Statements for the estimated obligations under fuel contracts for each of the years 1995 through 1999.

     Kentucky Utilities has no long-term contracts in place for the purchase of natural gas for its combustion turbine peaking units. Kentucky
     Utilities does not anticipate encountering any significant problems acquiring an adequate supply of fuel necessary to operate its new peaking units. See "Construction" for a discussion of Kentucky Utilities' plans to add peaking capacity.

     Environmental Matters

     Federal and state agencies have adopted environmental protection standards which apply to the electric operations of Kentucky Utilities. Capital expenditures to comply with these standards amounted to about $185 million during the 1990-1994 time period.

     Kentucky Utilities' generating units are operated in compliance with the Kentucky Natural Resources and Environmental Protection Cabinet's (the "Cabinet") State Implementation Plan (the "KYSIP") and New Source Performance Standards developed under the Clean Air Act. The KYSIP is a federally-approved plan for the attainment of the national ambient air quality standards. The KYSIP contains standards relating to the emissions of various pollutants (sulfur dioxide, particulates and nitrogen oxides) from Kentucky Utilities' fossil-fuel fired steam electric generating units. These emission standards are of varying stringencies and compliance with these standards is attained through a variety of air pollution control technologies (scrubbers, electrostatic precipitators, and low NOx burners) and the use of low sulfur coal. Kentucky Utilities' operations are in substantial compliance with current emission standards.

     The acid rain control provisions of the 1990 Clean Air Act Amendments, which are effective in two phases, require Kentucky Utilities to further decrease the emissions of sulfur dioxide and nitrogen oxides from its fossil-fuel fired steam electric generating units. Ghent Unit 1, E. W. Brown Units 1, 2 and 3, and Green River Unit 4 have been designated as Phase I affected units which are required to comply with sulfur dioxide emission reduction obligations beginning January 1, 1995. In order to comply with these sulfur dioxide emission limitations, Kentucky Utilities has installed a scrubber and related facilities on Ghent Unit 1 (which was declared commercial December 20, 1994) and switched to lower sulfur coal on some other Phase I affected units. In addition, the retrofit of low NOx burners on these units is required in order to comply with nitrogen oxide limitations and is expected to be complete in the Spring of 1995, which is in compliance with applicable requirements of the United States Environmental Protection Agency (EPA). The EPA issued final acid rain permits for each of Kentucky Utilities' Phase I affected units. The EPA's approval of Kentucky Utilities acid rain compliance plan was accompanied by bonus allowances awarded for the installation of the scrubber on Ghent Unit 1 and an extension of the Phase I effective date to January 1, 1997, for certain portions of the sulfur dioxide emission limitations. Kentucky Utilities' current emission allowance strategy is to bank unused sulfur dioxide emission allowances. These unused allowances result from the bonus allowances received from the EPA and the expected reduced sulfur dioxide emissions from the installation of the Ghent Unit 1 scrubber. These banked allowances are expected to allow Kentucky Utilities to delay capital expenditures associated with Kentucky Utilities' Phase II acid rain compliance obligations, which are effective January 1, 2000. Kentucky Utilities' Phase II compliance strategy, in addition to utilizing banked allowances, may include additional fuel switching or the installation of additional scrubbers. However, Kentucky Utilities will continue to reassess its options for complying with Phase II emission reduction requirements to determine an overall least cost strategy. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Construction Requirements and - Environmental Matters for additional discussion.

     During 1990, each of Kentucky Utilities' five fossil-fuel fired steam electric generating stations was re-issued a wastewater discharge permit by the Cabinet under the Clean Water Act's National Pollutant Discharge Elimination System. These 5-year permits place water quality-based effluent limitations (i.e., thermal and chemical limits) on each of the power plant's discharges. Kentucky Utilities' operations are in substantial compliance with the conditions in the permits. Kentucky Utilities does not anticipate any difficulties in renewing the required permits which are expiring in 1995.

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


     Regulation

     Kentucky Utilities is subject to the jurisdiction of the Kentucky Public Service Commission (PSC) and the Virginia State Corporation Commission
     (SCC) as to rates, service, accounts, issuance of securities and in other respects. By reason of owning and operating a small amount of electric utility property in one county in Tennessee (having a gross book value of about $212,000), Kentucky Utilities may also be subject to the jurisdiction of the Tennessee Public Service Commission as to rates, accounts, issuance of securities and in other respects. Since 1992, utilities in Kentucky have been allowed to use either a historical test period or a forward-looking test period in rate filings.

     Kentucky Utilities' fuel adjustment clause for Kentucky customers, which operates to reflect changes in the cost of fuel in billings to customers, is designed to conform to a general regulation providing for a uniform monthly fuel adjustment clause for all electric utilities in Kentucky subject to the jurisdiction of the PSC. The clause is based on a formula approved by the Federal Energy Regulatory Commission (FERC) but with certain modifications, including the exclusion of excess fuel expense attributable to certain forced outages, the filing of fuel procurement documentation, a procedure for billing over and under recoveries of fuel cost fluctuations from the base rate level and provision for periodic public hearings to review past adjustments, to make allowance for any past adjustments found not justified, to disallow any improper expenses and to re-index base rates to include current fuel costs.

     The fuel adjustment clause mechanism for Virginia customers, which is adjusted annually, uses an average fuel cost factor based primarily on projected test year fuel costs. The fuel cost factor is adjusted for the over or under collection of fuel costs from the previous year.

     Rate regulation in Kentucky allows each utility, with a PSC-approved environmental compliance plan and environmental surcharge rider, to recover on a current basis the cost of complying with federal, state or local environmental requirements, including the 1990 Clean Air Act Amendments, which apply to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. During 1994, the PSC approved Kentucky Utilities' environmental surcharge, which is designed to allow Kentucky Utilities to recover any compliance related operating expenses and to earn a return on compliance related capital expenditures on costs not already included in existing rates through the application of the surcharge each month to customers' bills. Surcharge billings are subject to periodic PSC review of the level of environmental expenditures and reconciliation of previous surcharge billings with actual costs. For additional information regarding the environmental surcharge, see Item 3, Legal Proceedings.

     Integrated resource planning regulations in Kentucky require Kentucky Utilities and the other major utilities to make biennial filings with the PSC, of various historical and forecasted information relating to forecasted load, capacity margins and demand-side management techniques.

     Pursuant to Kentucky law, the PSC has established the boundaries of the service territory or area of each supplier of retail electric service in Kentucky (including Kentucky Utilities), other than municipal corporations, within which each such supplier shall have the exclusive right to render retail electric service.

     The SCC requires each Virginia utility to make annual filings of either a base rate change or an Annual Informational Filing consisting of a set of standard financial schedules. These filings are subject to review by the SCC Staff. The SCC issues a Staff Report, which includes any findings or recommendations to the SCC relating to the individual utility's financial performance during the historic 12 month period, including previously accepted adjustments.

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

     National Energy Policy Act

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Utility Issues - Competition.

     Transmission Services and Power Services Tariffs

     On September 30, 1994, Kentucky Utilities filed an application with the FERC for approval to sell power on a wholesale basis at market-based rates under a proposed Power Services (PS) Tariff. In connection with the PS Tariff filing, Kentucky Utilities also filed a Transmission Service Tariff (TS) under which it would provide firm and nonfirm transmission services to eligible customers. Kentucky Utilities would offer the TS Tariff to customers seeking access to KU's transmission lines, and would use the TS Tariff for its own transmission needs when it makes opportunity sales.

     On November 30, 1994, the FERC accepted for filing the Transmission Services Tariff and permitted the tariff to be placed in effect, subject to refund, on December 1, 1994. A procedural schedule was also established, with hearings scheduled for July, 1995. In the same Order, the FERC rejected Kentucky Utilities' proposed market-based PS Tariff, without prejudice, thereby permitting Kentucky Utilities to correct identified deficiencies. On December 13, 1994, Kentucky Utilities filed a response to the FERC's Order seeking clarification of certain aspects of the Order and included in its response certain supplemental information which the FERC deemed necessary for approval of the PS Tariff.


     Item 2.  Properties

     Kentucky Utilities owns and operates the following electric generating stations:

                                                              Nameplate        Effective
                                                             Rating (KW)    Capability (KW)
      Steam:            Ghent           Ghent, Ky              2,226,060        2,000,000
                        Green River     South Carrollton, Ky     263,636          241,000
                        E. W. Brown     Burgin, Ky               739,534          661,000
                        Tyrone          Tyrone, Ky               137,500          135,000
                        Pineville       Four Mile, Ky             37,500           35,000
      Hydro:            Dix Dam &
                        Lock #7         Burgin, Ky                30,297           24,000
      Gas/Oil Peaking:  Haefling        Lexington, Ky             62,100           59,000
                        E.W. Brown      Burgin, Ky               119,000          110,000
                                                               3,615,627        3,265,000

     Substantially all properties are subject to the lien of Kentucky Utilities' Mortgage Indenture.

     Construction

     Construction on two 110-MW combustion turbine peaking units was substantially completed in 1994. The first peaking unit was placed into commercial operation in 1994 and the second unit was placed into commercial operation in February 1995. The total construction expenditures of Kentucky Utilities for the years 1995 through 1999 are estimated at $521 million. Such expenditures include an estimated $182 million for generating facilities, $66 million for transmission facilities and $273 million for distribution and general facilities. Included in total construction expenditures for the 1995-1999 period are $120 million for 440-MW of peak generating capacity, in addition to the units mentioned above, to be added during 1995-1999 (110-MW in each year 1995-1998) and $23 million for environmental compliance (of which $18 million is for compliance with the 1990 Clean Air Act Amendments).

     All necessary permits and approvals for the units to go on line in 1995 and 1996 have been obtained. Kentucky Utilities has no plans to install base load generating capacity before 2010. Construction expenditures for the years 1990 through 1994 aggregated about $581 million. See Note 4 of the Notes to Financial Statements for the estimated amounts of construction expenditures for each of the years 1995 through 1999.

     Kentucky Utilities frequently reviews its construction program and construction expenditures, which may be affected by numerous factors, including the rate of load growth, changes in construction costs, changes in environmental regulations, least cost planning, the adequacy of rate relief and Kentucky Utilities' ability to raise necessary capital (See
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). Kentucky Utilities' planned additions to its electric generating capacity are based on future load projections using estimated load growth rates. Consideration is also given to projections by neighboring utilities of their future loads and capacity. However, forecasts of future loads are subject to numerous uncertainties, including economic conditions and effectiveness of energy conservation measures.


     Item 3.  Legal Proceedings

     By order of July 19, 1994, the PSC approved Kentucky Utilities' plan for environmental surcharge adjustments to customer billings beginning in August 1994. The surcharge, authorized by a Kentucky statute enacted in 1992, is designed to recover certain ongoing operating and capital costs, not already included in existing rates, related to compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the 1990 Clean Air Act Amendments. Surcharge billings are subject to periodic PSC review of the level of environmental expenditures and reconciliation of previous surcharge billings with actual costs.

     On September 9, 1994, the Attorney General of the Commonwealth of Kentucky (Attorney General) filed an action in the Franklin County (KY) Circuit Court challenging the constitutionality of the Kentucky surcharge statute and seeking to vacate the PSC order of July 19, 1994 on the ground, among others, that the environmental surcharge approved by the PSC will deprive Kentucky Utilities' customers of their property without due process of law. The Attorney General has been joined by interveners asserting similar claims on behalf of ratepayer groups. In December 1994, the Circuit Court denied a motion by the Attorney General and two interveners seeking to have surcharge collections deposited with the court pending the outcome of the litigation. Management believes that, based on its review of the circumstances, the surcharge statute is constitutional and that the PSC order of July 19, 1994 approving the surcharge will be upheld. In the remote occurrence that the statute is declared unconstitutional, amounts collected pursuant to the PSC order may be subject to refund.


     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant
                              Current      Positions Held During at Least the
      Name and Age         Positions Held  Last 5 Years

      John T. Newton       Chairman and    Chairman of the Board of Kentucky
      Age 64               Director        Utilities since November 1987, and
                                           President from January 1987 to
                                           November 1994.  Director of
                                           Kentucky Utilities since December
                                           1974.
      Michael R. Whitley   President and   President of Kentucky Utilities
      Age 51               Director        since November 1994, and Director
                                           since March 1992.  Senior Vice-
                                           President of Kentucky Utilities
                                           from March 1987 to November 1994.
                                           Secretary of Kentucky Utilities
                                           from July 1978 to November 1992.

      James M. Allison     Senior Vice-    Senior Vice-President of Kentucky
      Age 41               President       Utilities since November 1994.
                                           Vice-President of Kentucky
                                           Utilities from February 1993 to
                                           November 1994.  President and
                                           Chief Operating Officer of
                                           Wheeling Power Company from
                                           October 1989 to January 1993.

      O. M. Goodlett       Senior Vice-    Senior Vice-President of Kentucky
      Age 47               President       Utilities since November 1992.
                                           Vice-President of Kentucky
                                           Utilities from April 1982 to
                                           November 1992.
      Wayne T. Lucas       Senior Vice-    Senior Vice-President of Kentucky
      Age 47               President       Utilities since November 1994.
                                           Vice President of Kentucky
                                           Utilities from November 1986 to
                                           November 1994.

      George S. Brooks II  General         Corporate Secretary of Kentucky
      Age 44               Counsel and     Utilities since November 1992, and
                           Corporate       General Counsel since January
                           Secretary       1988.
      Gary E. Blake        Vice-President  Vice-President of Kentucky
      Age 41                               Utilities since November 1992.
                                           Western Division Manager of
                                           Kentucky Utilities from October
                                           1991 to November 1992.  Assistant
                                           Western Division Manager of
                                           Kentucky Utilities from March 1990
                                           to October 1991.  Field Operations
                                           Coordinator for Kentucky Utilities
                                           from April 1986 to March 1990.

      William E. Casebier  Vice-President  Vice-President of Kentucky
      Age 52                               Utilities since May 1988.

                              Current      Positions Held During at Least the
      Name and Age         Positions Held  Last 5 Years
      Linda M. DiMascio    Vice-President  Vice-President of Kentucky
      Age 40                               Utilities since February 1995.
                                           Director of Human Resources of
                                           Tucker Housewares from September
                                           1994 to February 1995.  Senior
                                           Area Coordinator for U.S.
                                           Manufacturing Department of Mobil
                                           Oil Corporation from April 1992 to
                                           September 1994.  Assistant
                                           Employee Relations Manager,
                                           Torrance Refinery of Mobil Oil
                                           Corporation from October 1989 to
                                           April 1992.

      Robert M. Hewett     Vice-President  Vice-President of Kentucky
      Age 47                               Utilities since January 1982.

      Ronald L. Whitmer    Vice-President  Vice-President of Kentucky
      Age 62                               Utilities since November 1992.
                                           Director of Production and
                                           Generation Construction of
                                           Kentucky Utilities from May 1985
                                           to November 1992.
      William N. English   Treasurer       Treasurer of Kentucky Utilities
      Age 44                               since April 1982.

      Michael D. Robinson  Controller      Controller of Kentucky Utilities
      Age 39                               since August 1990.  Assistant
                                           Controller of Kentucky Utilities
                                           from August 1983 to August 1990.
      John J. Maloy, Jr.   Assistant       Assistant Treasurer of Kentucky
      Age 40               Treasurer       Utilities since August 1984.
                                           (Not an Executive Officer)

     Note: Officers are elected annually by the Board of Directors. There is no family relationship between any executive officer and any other executive officer or any director.

                                      PART II


     Item 5. Market  for Registrant's  Common Equity  and Related  Stockholder
             Matters

     All of the outstanding common stock of Kentucky Utilities is held by KU Energy.

     The following table sets forth the cash distributions (in thousands of dollars) on common stock paid by Kentucky Utilities for the periods indicated:


                                        1994          1993
               First Quarter         $ 15,411      $ 15,127
               Second Quarter        $ 15,411      $ 15,127
               Third Quarter         $ 15,411      $ 15,127
               Fourth Quarter        $ 15,411      $ 15,127



        See Note 5 of the Notes to Financial Statements.


     Item 6.  Selected Financial Data

      Year ended December 31,                   1994       1993      1992       1991      1990
                                                                                    (in thousands)
      Operating Revenues:
        Residential                         $213,574  $ 210,759  $194,817  $ 202,885  $187,100
        Commercial                           142,207    138,271   133,519    137,653   131,990
        Industrial                           120,043    111,857   102,808     98,595    96,524
        Mine power                            36,498     34,977    36,696     37,093    37,877
        Public authorities                    49,869     48,142    45,570     46,332    43,125
          Total sales to ultimate
            consumers                        562,191    544,006   513,410    522,558   496,616
        Other electric utilities              89,665     62,463    58,979     61,542    53,295
        Miscellaneous revenues and other       4,181      3,428     3,432      3,560     3,870
        Provision for refund -
          litigation settlement              (19,385)    (3,309)        -          -         -
          Total operating revenues           636,652    606,588   575,821    587,660   553,781
      Operating Expenses:
        Fuel used in generation (1)          170,654    178,910   168,470    183,167   175,439
        Electric power purchased              61,442     34,711    32,753     26,744    27,521
        Other operating expenses             112,712    104,930    93,915     91,779    85,111
        Maintenance                           66,134     59,451    61,118     58,590    52,606
        Depreciation                          65,259     60,800    58,849     57,337    56,173
        Federal and state income taxes        44,683     48,178    41,489     46,569    42,331
        Other taxes                           14,582     14,347    13,359     12,858    12,384
          Total operating expenses           535,466    501,327   469,953    477,044   451,565
      Net Operating Income                   101,186    105,261   105,868    110,616   102,216
      Other Income and Deductions              9,299      8,331    11,226     12,062    15,102
      Income Before Interest Charges
        and AFUDC                            110,485    113,592   117,094    122,678   117,318
      Interest Charges:
        Interest on long-term debt            32,147     31,650    39,571     36,559    36,132
        Other interest                         2,411      1,249     1,394      1,626     1,219
          Total interest charges              34,558     32,899    40,965     38,185    37,351
      AFUDC                                    1,585        593       169        262       146
      Net Income                            $ 77,512  $  81,286  $ 76,298  $  84,755  $ 80,113
      Preferred Stock Dividend
        Requirements                           2,384      2,558     2,518      3,031     5,513
      Net Income Applicable to Common
        Stock                               $ 75,128  $  78,728  $ 73,780  $  81,724  $ 74,600
      Common Dividends                      $ 61,644  $  60,509  $108,996  $  56,727  $ 55,214




      (1) Amounts  for 1994  and 1993  reflect reductions  of $23.1  million  and $4.1  million, respectively, associated with refunds  to customers related to a litigation settlement with a former coal supplier.



     Item 6.  Selected Financial Data
             (continued)

                                             1994        1993       1992        1991        1990
     Assets (in thousands)             $1,618,100  $1,523,274 $1,408,453  $1,412,961  $1,416,487
     Capitalization: (in thousands)
        Bonds                          $  495,830  $ 441,830  $  443,330  $  407,330  $  408,070
        Notes                                  86        107         128         149         171
        Unamortized premium on
          long-term debt                       96        108         519         713         772
        Preferred stock                    40,000     40,000      40,000      40,000      40,000
        Preferred stock with mandatory
          redemption                            -          -           -           -           -
        Common stock equity               565,201    552,106     534,073     569,289     546,477
             Total capitalization      $1,101,213  $1,034,151 $1,018,050  $1,017,481  $  995,490
     % Total Capitalization
        Represented by:
        Long-term debt                       45.1       42.7        43.6        40.1        41.1
        Preferred stock                       3.6        3.9         3.9         3.9         4.0
        Common stock equity                  51.3       53.4        52.5        56.0        54.9
     Kilowatt-hours Generated,
        Purchased and Sold:
        (in thousands)
        Power generated                15,524,844 14,934,839  13,700,313  14,183,713  13,024,722
        Power purchased                 3,066,917  1,926,299   2,032,110   1,464,812   1,425,899
        Power interchanged - net            2,638      1,556       3,393     (10,725)     14,934
             Total                     18,594,399 16,862,694  15,735,816  15,637,800  14,465,555
        Less - losses and company use     998,010  1,066,251     876,862     906,468     878,337
        Remainder - kilowatt-hours
          sold                         17,596,389 15,796,443  14,858,954  14,731,332  13,587,218
        Sales classified:
          Residential                   4,706,058  4,702,697   4,278,098   4,385,670   4,012,324
          Commercial                    3,272,370  3,217,504   3,080,045   3,122,156   2,968,049
          Industrial                    3,641,469  3,409,213   3,093,113   2,874,016   2,791,304
          Mine power                      974,233    933,317     977,032     955,410     983,778
          Public authorities            1,225,668  1,199,893   1,123,494   1,133,176   1,048,483
             Total sales to
               ultimate consumers      13,819,798 13,462,624  12,551,782  12,470,428  11,803,938
          Other electric utilities      3,776,591  2,333,819   2,307,172   2,260,904   1,783,280
             Total                     17,596,389 15,796,443  14,858,954  14,731,332  13,587,218

     Average Number of Customers          440,590    432,636     425,403     419,340     413,843
     Residential Sales (per customer):
        Average kilowatt-hours             12,781     12,995      12,007      12,471      11,546
        Average revenue                $   580.05  $  582.41  $   546.80  $   576.93  $   538.43
     System Capability - Megawatts:
        Kentucky Utilities' plants          3,265      3,164       3,163       3,162       3,150
        Purchased contracts                   540        365         293         254         251
          Total system capability           3,805      3,529       3,456       3,416       3,401
     Net System Maximum Demand -
        Megawatts                           3,127      3,176       2,845       2,894       2,835
     Load Factor (%)                         59.8       57.7        59.4        58.4        56.5
     Heat Rate (BTU per KWH) (1)           10,306     10,367      10,344      10,350      10,449
     Fuel - Average Cost per Ton(1)    $    28.84  $   28.31  $    27.88  $    29.67  $    30.74
     Average Cost per Million BTU(1)   $     1.19  $    1.17  $     1.18  $     1.24  $     1.28
     (1) Based on coal consumed


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Kentucky Utilities Company (KU), an electric utility, is a wholly owned subsidiary of KU Energy Corporation (KU Energy).

     RESULTS OF OPERATIONS

     1994 Compared to 1993

     Net Income Applicable to Common Stock

     Net income applicable to common stock in 1994 was $75.1 million as compared to $78.7 million in 1993. The decline reflects increases in operating expenses primarily related to purchased power. The benefits of weather in the first half of 1994 were offset by the impact of milder weather in the third and fourth quarters of the year. Net income applicable to common stock for 1994 includes a one-time recovery of about $1.9 million associated with the resolution of a coal contract dispute. For additional detail concerning the refunds resulting from resolution of the dispute, refer to Note 1 of the Notes to Financial Statements, "Operating Revenues and Fuel Costs".

     Sales and Revenues
                                                                Increase (Decrease)
                                                                  From Prior Years

                                                             1994                 1993
                                                      kWh      Revenues      kWh    Revenues
                                                      (%)       (000's)       (%)    (000's)

            Residential                                 -      $  2,815       10    $15,942
            Commercial                                  2         3,936        4      4,752
            Industrial                                  7         8,186       10      9,049
            Mine Power & Public
             Authorities                                3         3,248        2        853
                  Total Retail Sales                    3        18,185        7     30,596
            Other Electric Utilities                   62        27,202        1      3,484
            Miscellaneous Revenues
             and Other                                  -           753        -         (4)
                  Total Before Refund                  11        46,140        6     34,076
            Provision for Refund -
              Litigation Settlement                     -       (16,076)       -     (3,309)
                  Total                                11      $ 30,064        6    $30,767

     Kilowatt-hour (kWh) sales in 1994 were 11% above sales in 1993. The increase was primarily due to greater sales to neighboring utilities and increased sales to industrial customers. Sales to other electric utilities rose 62% in 1994 due to increased demand for power from neighboring utilities. While management believes the level of sales to other utilities was unusually high in 1994, KU will aggressively pursue future opportunities in the bulk power market. Industrial sales rose 7% in 1994 reflecting a continued trend of growth in the manufacturing sector of KU's service area. About 42% of the industrial sales increase for 1994 was due to greater sales to Toyota Motor Manufacturing, USA, Inc. (TMM), KU's largest customer. In March 1994, TMM completed an $800 million assembly plant expansion. Residential sales were flat as compared to 1993.



     As a result of refunds to customers of fuel costs savings associated with the resolution of a coal contract dispute, operating revenues in 1994 were reduced by about $19.4 million, and fuel expense was reduced by about $23.1 million (refer to Note 1 of the Notes to Financial Statements, "Operating Revenues and Fuel Costs"). Excluding the impact of the refund to customers, revenues in 1994 increased $46.1 million (8%) over 1993 as a result of increased kWh sales.

     1994 Kilowatt-Hour Sales by Classification

      Year Ended December 31,                      1994
      Residential                                    27%
      Commercial                                     19%
      Industrial                                     21%
      Mine Power                                      5%
      Public Authorities                              7%
      Other Electric Utilities                       21%
          Total                                     100%


     Fuel Expense

     Excluding the effect of the above referenced refunds to customers, fuel expense increased $10.7 million (6%) in 1994. This increase was due to a 3% increase in annual coal consumption attributable to greater kWh generation and to a 2% increase in the average price per ton of coal consumed.

     Purchased Power Expense

     Purchased power expense increased $26.7 million (77%) in 1994 due to higher demand costs ($13.8 million) and increased kWh purchases ($12.9 million). The higher demand costs are related to KU's decision to increase purchased power commitments as part of its strategy to obtain the most economical sources of energy supply, which allows KU to delay the need for additional baseload capacity. Effective January 1, 1994, KU elected to increase from 5% to 20% its entitlement to the available capacity of a 1,000-megawatt generating station owned by Electric Energy, Inc. (EEI). KU is a 20% owner of EEI. The increase in power purchases was primarily from EEI.

     Maintenance Expense

     Maintenance expense for 1994 was $6.7 million (11%) above 1993. The increase was primarily due to damage from two severe ice storms in the first quarter of 1994 and to scheduled maintenance at KU's generating stations.

     1993 Compared to 1992

     Net Income Applicable to Common Stock

     Net income applicable to common stock was $78.7 million in 1993 compared to $73.8 million in 1992. The increase in 1993 was largely due to weather-related growth in sales and lower interest charges attributable to debt refinancings and redemptions. Earnings in 1993 were negatively impacted by an increase in other operating expenses and a decline in interest and dividend income.
     Sales and Revenues

     Sales in 1993 were 6% above 1992. The increase was the result of greater sales to residential and industrial customers. The increase in residential sales was largely weather-related. KU's customers set an all-time record peak demand for electricity of 3,176 megawatts in July 1993 during a period of unusually warm weather. The increase in industrial sales for 1993 reflected the general strength of the service area economy as well as an increase in the number of industrial customers.

     Excluding the effect of refunds to customers associated with the resolution of a coal contract dispute (refer to Note 1 of the Notes to Financial Statements, "Operating Revenues and Fuel Costs"), revenues increased $34.1 million (6%) in 1993. This increase was primarily a result of greater kWh sales.

     Fuel and Purchased Power Expenses

     Fuel expense, excluding the effect of the above referenced refunds to customers, increased 9% in 1993. The increase was primarily due to a 7% increase in coal consumption attributable to greater kWh generation.

     Purchased power expense for 1993 was $2.0 million (6%) above 1992. The increase reflected greater demand charges associated with a new short-term capacity contract with a neighboring utility, partially offset by a 5% decrease in power purchases. The decline in power purchases was due to a reduction in the availability of Owensboro Municipal Utilities'
     (OMU) generating units during scheduled maintenance of those units in the second quarter of 1993. A contract between KU and OMU allows KU to purchase, on an economic basis, surplus power from a 400-megawatt generating station owned by OMU.

     Other Operating Expenses

     Other operating expenses for 1993 increased $11.0 million (12%), $6.3 million of which resulted from the adoption of a new accounting standard. (Refer to Note 3 of the Notes to Financial Statements, "Other Postretirement Benefits").

     Other Income and Deductions

     Other income and deductions in 1993 declined $2.6 million. A reduction in interest and dividend income was the result of lower levels of cash investments.

     Interest Charges

     Interest charges decreased $8.2 million (20%) in 1993. The decline resulted from the redemption of two debt issues near the beginning of the second quarter of 1993 and the refinancing of several debt issues during the second half of 1992 and early in the third quarter of 1993 at significantly lower interest rates.




     LIQUIDITY AND CAPITAL RESOURCES

     Financial Condition

     KU continues to maintain a strong financial position. At the end of 1994, common stock equity represented 51.3% of total capitalization while long-term debt was 45.1%, and preferred stock was 3.6%. KU's financial strength is reflected in excellent credit ratings. Rating agencies are applying stricter standards to utility credits in light of increasing competition in the utility industry. This has resulted in credit downgrades for some utilities. Despite the more stringent standards, KU has maintained high quality bond ratings of AA (Duff & Phelps), Aa2 (Moody's) and AA- (Standard & Poor's).

     Total Capitalization

      As of December 31,                 1994       1993        1992        1991        1990

      Capitalization (in millions)     $1,101     $1,034      $1,018      $1,017       $ 995

      Long-Term Debt                     45.1%      42.7%       43.6%       40.1%       41.1%
      Preferred Stock                     3.6%       3.9%        3.9%        3.9%        4.0%
      Common Stock Equity                51.3%      53.4%       52.5%       56.0%       54.9%

     Cash from operations accounted for 55% of cash requirements in 1994 as compared to 67% in 1993 and 68% for 1992. Cash requirements in the above percentages exclude optional debt refinancings and redemptions and optional preferred stock redemptions.

     Financing

     On behalf of KU, $54 million of Variable Rate Collateralized Solid Waste Disposal Facility Revenue Bonds was issued in 1994, and $50 million of 5 3/4% Collateralized Solid Waste Disposal Facility Revenue Bonds was issued in 1993. Proceeds from the sale of these tax exempt issues were used to fund a portion of the costs of certain environmental compliance facilities at KU's Ghent Generating Station.

     To  provide working capital for operations, KU issued commercial paper in
     1994.   At the end  of 1994, KU  had $76.3 million outstanding  under its commercial paper program.

     Taking advantage of favorable market conditions in 1993, KU refinanced $120 million of first mortgage bonds at significantly lower interest rates. KU had refinanced about $180 million of higher cost debt in 1992. These refinancings reduced annual interest expense by about $5.4 million.

     KU also issued $20 million of 6.53% preferred stock in December 1993. Proceeds from the sale of this issue were used to redeem KU's 7.84% preferred stock in February 1994.

     Through refinancing activities, KU has lowered its embedded costs of long-term debt and preferred stock as shown below.

     Embedded Cost
      As of December 31,                                        1994        1993        1992
      Long-Term Debt                                            7.06%       7.23%       8.00%
      Preferred Stock                                           5.64%       6.37%       6.30%

     Construction Requirements

     Construction expenditures were  $193 million  in 1994.   Of that  amount,
     about $62 million related to compliance with the 1990 Clean Air Act Amendments, $21 million to other environmental compliance measures and $38 million to construction of combustion turbine generating units (peaking units).

     Projected construction expenditures for the 1995-1999 period are $521 million. Included in this amount is $120 million for peaking units. Also included in the 1995-1999 construction total is $23 million for environmental compliance measures of which $18 million is for compliance with the 1990 Clean Air Act Amendments.

     KU  expects   to  provide  about   93%  of  its   1995-1999  construction
     requirements through internal sources of funds with the balance primarily from long-term debt and/or preferred stock.


     Construction Expenditures by Function - Actual 1994 and Estimated 1995-1999

                                             Actual                   Estimated

      (in millions of dollars)                1994    1995     1996     1997    1998     1999

      Total Construction Expenditures        $ 193   $ 123    $ 117    $ 106   $ 100    $  75

      Environmental Compliance                42.7%    8.1%     6.3%     5.6%      -%       -%
      Generation                              25.4%   33.1%    36.8%    31.3%   31.1%    15.1%
      Distribution                            23.0%   36.5%    36.8%    42.9%   47.6%    67.9%
      Transmission and Other                   8.9%   22.3%    20.1%    20.2%   21.3%    17.0%

     UTILITY ISSUES

     Competition

     Increasing  competitive  pressures  continue  to  challenge  the  utility
     industry.   Set in  motion  by the  National Energy  Policy  Act of  1992
     (NEPA), these pressures are moving the utility industry to a less regulated and more competitive operating environment. Under NEPA, the Federal Energy Regulatory Commission (FERC) was given authority to order utilities to open their transmission lines to third parties. NEPA also removed long-standing constraints on the development of wholesale power generation by establishing a new class of independent power producers which are generally exempt from traditional utility regulation.

     While NEPA prohibits the FERC from ordering utilities to provide transmission access to retail customers (so-called retail wheeling), several states are considering proposals that would allow retail wheeling.

     To date, competition from independent power producers has not been a factor in KU's service area largely due to KU's low rates. There are no pending proposals for retail wheeling in Kentucky or Virginia. However, the final impact of NEPA on the utility industry is yet to be determined. KU believes that competition will become more intense and that customers will demand and be given more energy options. With utility rates that are among the lowest in the nation, KU believes it is well-positioned for an increasingly competitive environment.

     In September 1994, KU filed for FERC approval of a Power Services Tariff which would allow KU to leverage its low-cost position by selling power at competitive market-based rates. In connection with the Power Services Tariff filing, KU also filed a Transmission Service Tariff. KU would offer the Transmission Service Tariff to customers seeking access to its transmission lines, and would use the transmission tariff for its own transmission needs when it makes opportunity sales.

     The Transmission Service Tariff became effective, subject to refund, on December 1, 1994, according to a November 1994 FERC order. In the same order, the FERC rejected, without prejudice, KU's proposed Power Services Tariff. KU has subsequently filed a response seeking clarification of certain aspects of the order. KU's filing included supplemental information which the FERC deemed necessary for approval of the Power Services Tariff.

     In  addition, KU has launched  a series of  innovative marketing programs designed to increase market share. KU has also developed strategic initiatives to increase off-system sales and to expand its market through economic development. KU's strong competitive position was confirmed in 1994 by the findings of a management and operations audit by the Kentucky Public Service Commission (PSC).


     Management Audit

     In August 1994, the PSC released the findings of a comprehensive management and operations audit that found KU to be "one of the better managed electric utilities in the country".

     The audit, which began in November 1993, was a part of the PSC's ongoing management audit program. Vantage Consulting, Inc., selected by the PSC to perform the audit, found that "...KU is one of the most cost-effective utilities in the country." The audit findings cited KU's low embedded cost of generation, lean staff ratios, good corporate citizenship and favorable ratings from customers, employees and the financial community.

     Included in the audit report was a list of recommendations, accepted by KU, designed to maintain KU's strong position in the future. Most of these are strategic considerations that help position KU as an even stronger energy provider in the increasingly competitive electric utility industry.

     ENVIRONMENTAL MATTERS

     Clean Air Act

     The Clean Air Act Amendments of 1990 require KU to reduce sulfur dioxide and nitrogen oxide emissions in two phases. Phase I requirements, which were effective January 1, 1995, were met primarily through the installation of a flue gas desulfurization system (scrubber) on Unit 1 of KU's Ghent Generating Station. The scrubber became operational in December 1994. KU estimates capital costs for the scrubber and other equipment modifications related to Clean Air Act compliance to be $151 million through the year 1999. About $133 million of this amount had been spent through the end of 1994.

     The flexible design of the Ghent Unit 1 scrubber provides an option of installing an additional scrubber on Ghent Unit 2 at a favorable cost. This option, which is not included in the above capital costs, may be considered if it is cost beneficial to the KU system to meet Phase II requirements, which become effective January 1, 2000. KU has purchased 12,900 Phase I emission allowances and has been awarded about 114,000 additional allowances through the Environmental Protection Agency's (EPA) Phase I Extension Plan Program. KU's current emission allowance strategy is to bank unused sulfur dioxide emission allowances. Under the current strategy, allowances accumulated (from the additional allowances received from the EPA and expected reduced emissions from the installation of the scrubber) will begin to be consumed when Phase II requirements become effective.

     KU will continue to review and revise its compliance plans accordingly, to ensure that its environmental obligations are met in the most efficient and cost-effective manner.

     Environmental Cost Recovery

     In July 1994, the PSC approved KU's January 1994 application to implement an environmental surcharge. The surcharge, authorized by a Kentucky statute enacted in 1992, is designed to recover certain operating and capital costs related to compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the 1990 Clean Air Act Amendments. KU's environmental surcharge was implemented in August 1994. KU estimates that it will result in an average increase of about 4% in a customer's monthly bill, leaving KU's rates very competitive. The constitutionality of the surcharge is being challenged in the Franklin County (Kentucky) Circuit Court. Management believes that, based on its review of the circumstances, the surcharge statute is constitutional and the PSC approval of July 1994 will be upheld.

     Other

     In 1990, KU received a letter from the EPA identifying KU and others as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act of 1980 for a disposal site in Daviess County, Kentucky. The EPA has turned over responsibility for investigation of the site and development of a remediation plan to a group (not including KU) originally named as potentially responsible parties. KU has entered into an agreement with the group as to the portion of the investigation and development costs to be borne by KU in connection with the site. Any remediation plan would be subject to approval of the EPA. Although a final, approved plan has yet to be developed, KU does not believe that any liability with respect to the site will have a material impact on its financial position or results of operations.



     PROVIDING FOR CUSTOMER GROWTH

     KU's forecast indicates annual growth in sales and peak demand of 2.1% and 1.7%, respectively, over the next 15 years. KU plans to provide for customer growth in the '90s through purchased power, the addition of combustion turbine peaking units and demand-side management. There are no plans for additional coal-fired baseload capacity before 2010.


     INFLATION

     KU's rates are designed to recover operating and historical plant costs. Financial statements, which are prepared in accordance with generally accepted accounting principles, report operating results in terms of historic costs and do not evaluate the impact of inflation. Inflation affects KU's construction costs, operating expenses and interest charges. Inflation can also impact KU's financial performance if rate relief is not granted on a timely basis for increased operating costs.

     Item 8.  Financial Statements and Supplementary Data


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Kentucky Utilities Company:

     We have audited the accompanying balance sheets and statements of capitalization of Kentucky Utilities Company (a Kentucky and Virginia corporation) as of December 31, 1994 and 1993, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of Kentucky Utilities' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As explained in Notes 2 and 3 to the financial statements, effective January 1, 1993, Kentucky Utilities Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(A)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP

     Chicago, Illinois
     January 30, 1995



      Statements of
      Income and
      Retained
      Earnings
                                     Kentucky Utilities Company

      Year Ended December 31, (in thousands of dollars)      1994          1993          1992

      Operating Revenues (See Note 1)                   $ 636,652    $  606,588   $   575,821
      Operating Expenses:
        Fuel, principally coal, used in generation
          (See Note 1)                                    170,654       178,910       168,470
        Electric power purchased                           61,442        34,711        32,753
        Other operating expenses                          112,712       104,930        93,915
        Maintenance                                        66,134        59,451        61,118
        Depreciation                                       65,259        60,800        58,849
        Federal and state income taxes                     44,683        48,178        41,489
        Other taxes                                        14,582        14,347        13,359
          Total Operating Expenses                        535,466       501,327       469,953
      Net Operating Income                                101,186       105,261       105,868
      Other Income and Deductions:
        Interest and dividend income                        4,295         2,813         6,611
        Other income and deductions - net                   6,098         5,926         4,734
          Total Other Income and Deductions                10,393         8,739        11,345
      Income Before Interest Charges                      111,579       114,000       117,213

      Interest Charges:
        Interest on long-term debt                         32,147        31,650        39,571
        Other interest charges                              1,920         1,064         1,344
          Total Interest Charges                           34,067        32,714        40,915

      Net Income                                           77,512        81,286        76,298
      Preferred Stock Dividend Requirements                 2,384         2,558         2,518
      Net Income Applicable to Common Stock             $  75,128    $   78,728   $    73,780



      Retained Earnings Beginning of Year               $ 244,429    $  226,210   $   261,426
      Add Net Income                                       77,512        81,286        76,298
                                                          321,941       307,496       337,724
      Deduct:
        Dividends on preferred stock                        2,384         2,558         2,518
        Dividends on common stock                          61,644        60,509       108,996
        Preferred stock redemption expense                    257             -             -
                                                           64,285        63,067       111,514
      Retained Earnings End of Year                     $ 257,656    $  244,429   $   226,210








      The  accompanying  Notes   to  Financial  Statements  are  an  integral  part  of  these statements.


      Statements of
      Cash Flows
                                       Kentucky Utilities Company

      Year Ended December 31, (in thousands of dollars)         1994         1993          1992

      Cash Flows from Operating Activities:

        Net income                                       $    77,512   $    81,286  $    76,298
        Items not requiring (providing) cash currently:
          Depreciation                                        65,259        60,800       58,849
          Deferred income taxes                               (1,559)        5,725        3,974
          Investment tax credit deferred                      (4,110)       (4,131)      (4,149)
          Changes in current assets and liabilities:
             Change in fuel inventory                         (4,579)        7,694         (642)
             Change in accounts receivable                      (203)       (9,331)       7,338
             Change in accounts payable                        5,511        22,768       (1,819)
             Change in liability to ratepayers               (29,958)       36,867            -
             Change in escrow funds                           30,841       (37,752)           -
          Other - net                                          2,555           724       (4,049)

      Net Cash Provided by Operating Activities              141,269       164,650      135,800

      Cash Flows from Investing Activities:

        Construction expenditures - utility                 (193,344)     (177,069)     (86,077)
        Nonutility property                                     (465)       (4,956)           -
        Other                                                    836           380          801

      Net Cash Used by Investing Activities                 (192,973)     (181,645)     (85,276)

      Cash Flows from Financing Activities:

        Short-term borrowings - net                           76,300             -            -
        Issuance of long-term debt                            54,000       173,500      219,930
        Funds deposited with trustee - net                        95       (18,268)         528
        Retirement of long-term debt, including premiums         (21)     (180,677)    (190,756)
        Retirement of preferred stock, including premium     (20,302)            -            -
        Issuance of preferred stock                                -        20,000            -
        Payment of dividends                                 (64,089)      (63,027)    (111,514)

      Net Cash Provided (Used) by Financing Activities        45,983       (68,472)     (81,812)

      Net Decrease in Cash and Cash Equivalents               (5,721)      (85,467)     (31,288)

      Cash and Cash Equivalents Beginning of Year              8,832        94,299      125,587

      Cash and Cash Equivalents End of Year              $     3,111   $     8,832  $    94,299

      Supplemental Disclosures
      Cash paid for:
        Interest on long-term debt                       $    30,594   $    33,860  $    41,912
        Federal and state income taxes                   $    45,270   $    42,483  $    39,091


      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.


      Balance
      Sheets                           Kentucky Utilities Company

      As of December 31, (in thousands of dollars)                         1994           1993

      Assets
      Utility Plant:
         Plant in service, at cost                                  $ 2,238,926   $  2,004,688
         Less:  Accumulated depreciation                                933,394        879,960
                                                                      1,305,532      1,124,728

         Construction work in progress                                  104,385        158,829
              Total Utility Plant                                     1,409,917      1,283,557

      Current Assets:
         Cash and cash equivalents                                        3,111          8,832
         Escrow funds - coal contract litigation                          6,911         37,752
         Construction funds held by trustee                              18,553         18,268
         Accounts receivable, net of allowance
              for doubtful accounts                                      41,660         41,457
         Accrued utility revenues                                        24,227         25,575
         Fuel, principally coal, at average cost                         35,652         31,073
         Plant materials and operating supplies, at average cost         20,081         17,261
         Other                                                           10,616          7,804
              Total Current Assets                                      160,811        188,022

      Investments, Deferred Charges and Other Assets:
         Unamortized loss on reacquired debt                             12,324         13,295
         Other                                                           35,048         38,400
              Total Investments, Deferred Charges and Other Assets       47,372         51,695
              Total Assets                                          $ 1,618,100   $  1,523,274

      Capitalization and Liabilities
      Capitalization: (See Statements of Capitalization)
         Common stock equity                                        $   565,201   $    552,106
         Preferred stock                                                 40,000         40,000
         Long-term debt                                                 496,012        442,045
              Total Capitalization                                    1,101,213      1,034,151

      Current Liabilities:
         Preferred stock and long-term debt due within one year              21         20,021
         Short-term borrowings                                           76,300              -
         Accounts payable                                                49,517         44,006
         Accrued interest                                                 7,328          7,302
         Accrued taxes                                                    9,422          4,660
         Customers' deposits                                              6,423         10,803
         Accrued payroll and vacations                                    8,207          7,709
         Liability to ratepayers - coal contract litigation               6,909         36,867
         Other                                                            6,275          6,434
              Total Current Liabilities                                 170,402        137,802

      Deferred Credits and Other Liabilities:
         Accumulated deferred income taxes                              214,892        212,325
         Accumulated deferred investment tax credits                     38,275         42,385
         Regulatory tax liability                                        60,788         64,086
         Other                                                           32,530         32,525
              Total Deferred Credits and Other Liabilities              346,485        351,321
              Total Capitalization and Liabilities                  $ 1,618,100   $  1,523,274
      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.


      Statements of
      Capitalization
                                      Kentucky Utilities Company

      As of December 31, (in thousands of dollars)                         1994           1993

      Common Stock Equity:
          Common stock, without par value,
             outstanding 37,817,878 shares                              $   308,140 $   308,140
          Capital stock expense and other                                      (595)       (463)
          Retained earnings                                                 257,656     244,429
             Total Common Stock Equity                                      565,201     552,106

      Preferred Stock, cumulative, without par value,$100 stated value
          4 3/4%, outstanding 200,000 shares                                 20,000      20,000
          6.53%, outstanding 200,000 shares                                  20,000      20,000
          7.84%, outstanding 200,000 shares                                       -      20,000
          Less:  Amounts to be redeemed within one year                           -      20,000
             Total Preferred Stock                                           40,000      40,000

      Long-Term Debt:
          First Mortgage Bonds:
             5.95%  Series Q, due June 15, 2000                              61,500      61,500
             7 3/8% Series K, due December 1, 2002                           35,500      35,500
             6.32%  Series Q, due June 15, 2003                              62,000      62,000
             7.92%  Series P, due May 15, 2007                               53,000      53,000
             8.55%  Series P, due May 15, 2027                               33,000      33,000
                                                                            245,000     245,000
          First Mortgage Bonds, Pollution Control Series:
             7 3/8% Pollution Control Series 7, due May 1, 2010               4,000       4,000
             7.45%  Pollution Control Series 8, due September 15, 2016       96,000      96,000
             6 1/4% Pollution Control Series 1B, due February 1, 2018        20,930      20,930
             6 1/4% Pollution Control Series 2B, due February 1, 2018         2,400       2,400
             6 1/4% Pollution Control Series 3B, due February 1, 2018         7,200       7,200
             6 1/4% Pollution Control Series 4B, due February 1, 2018         7,400       7,400
             7.60%  Pollution Control Series 7, due May 1, 2020               8,900       8,900
             5 3/4% Pollution Control Series 9, due December 1, 2023         50,000      31,900
             5 3/4% County of Carroll, Kentucky, Collateralized Solid
              Waste Disposal Facility Revenue Bonds, due
              December 1, 2023                                                    -      18,100
             Variable Rate Pollution Control Series 10, due
              November 1, 2024                                               35,700           -
             Variable Rate County of Carroll, Kentucky, Collateralized
              Solid Waste Disposal Facility Revenue Bonds, due
              November 1, 2024                                               18,300           -
                                                                            250,830     196,830
               Total First Mortgage Bonds                                   495,830     441,830

          Unamortized premium                                                    96         108
          8% secured note, due January 5, 1999(net of current maturity)          86         107

             Total Long-Term Debt                                           496,012     442,045
             Total Capitalization                                       $ 1,101,213 $ 1,034,151


     The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     1.  Summary of Significant Accounting Policies

     General

     Kentucky  Utilities  Company   (Kentucky  Utilities)  is  the   principal
     subsidiary of KU Energy Corporation.   Certain amounts from prior periods
     have been reclassified to conform with the current year presentation.

     Regulation

     Kentucky Utilities is a public utility subject to regulation by the Kentucky Public Service Commission (PSC), the Virginia State Corporation Commission (SCC) and the Federal Energy Regulatory Commission (FERC). With respect to accounting matters, Kentucky Utilities maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process. Other than the unamortized loss on reacquired debt, Kentucky Utilities' regulatory assets are insignificant.

     Utility Plant

     Utility plant is stated at the original cost of construction. The cost of repairs and minor renewals is charged to maintenance expense as incurred. Property unit replacements are capitalized and the depreciation reserve is charged with the cost, less net salvage, of units retired.

     Depreciation

     Provision for  depreciation of  utility plant  is based on  straight-line
     composite rates applied to the  cost of depreciable property.   The rates
     approximated 3.4% in 1994, and 3.3% in 1993 and 1992.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, Kentucky Utilities considers highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

     Kentucky Utilities utilizes a cash management mechanism that funds certain bank accounts for checks as they are presented to those banks. Kentucky Utilities classified checks written but not presented to those banks, which amounted to $11.5 million and $9.9 million at December 31, 1994 and 1993, respectively, in accounts payable.

     Financial Instruments

     Kentucky Utilities' temporary cash investments are classified as held-to-maturity and are reported under the caption "Cash and cash equivalents" on the Balance Sheet.

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

     Operating Revenues and Fuel Costs

     Revenues are recorded based on services rendered to customers. Kentucky Utilities accrues an estimate of revenues for electric service furnished from the meter reading dates to the end of each accounting period. Cost of fuel used in electric generation is charged to expense as the fuel is consumed. The cost of fuel for 1992 included an amortization of buyout costs associated with the termination of a coal supply contract. A fuel adjustment clause adjusts operating revenues for changes in the level of fuel costs charged to expense. An environmental surcharge, implemented in August 1994, permits the utility to recover certain ongoing operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the 1990 Clean Air Act Amendments.

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

     Operating revenues and fuel expense for the respective periods were reduced by the following amounts resulting from the above-mentioned refunds:

      Year Ended December 31, (in thousands of dollars)                1994           1993

      Operating Revenues                                        $    19,385     $    3,309

      Fuel, principally coal, used in generation                $    23,082     $    4,095

      The difference between the reduction in Operating Revenues and the reduction in Fuel Expense is attributed to incurred litigation costs, fuel costs savings related to off-system sales and costs incurred to administer the refund plan. These amounts were allowed to be retained by Kentucky Utilities pursuant to regulatory orders.


     Income Taxes

     Kentucky Utilities establishes deferred tax assets and liabilities, as appropriate, for all temporary differences, and adjusts deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Investment tax credits resulted from provisions of the tax law which permitted a reduction of

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Kentucky Utilities' tax liability based on certain construction expenditures. Such credits have been deferred in the accounts and are being amortized as reductions in income tax expense over the life of the related property. Because of rate regulation, changes in tax rates are deferred and amortized as the temporary differences reverse.


     2.  Income Taxes

     Effective January 1, 1993, Kentucky Utilities adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The adoption of this standard did not have a material impact on results of operation, cash flows or financial position.

     Kentucky Utilities is included in the consolidated federal tax return of its parent company, KU Energy. Income taxes are allocated to the individual companies, including Kentucky Utilities, based on their respective taxable income or loss.

     The accumulated deferred income taxes as set forth below and in the Balance Sheet arise from the following temporary differences:

      As of December 31, (in thousands of dollars)                        1994           1993

      Deferred Tax Assets:
        Unamortized investment tax credit and other property
          related differences                                       $   31,805     $   28,529

        Other                                                           17,363         13,146
        Less: Amounts included in current assets                         6,726          5,897
                                                                        42,442         35,778

      Deferred Tax Liabilities:
        Accelerated depreciation and other property
          related differences                                          251,282        241,893
        Other                                                            6,052          6,210
                                                                       257,334        248,103
      Net accumulated deferred income tax liability                 $  214,892     $  212,325

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company


      The components of income tax expense are as follows:

      Year Ended December 31, (in thousands of dollars)         1994          1993         1992

      Income taxes charged to Operating Income:
      Current   - federal                                   $ 37,058      $ 35,893     $ 30,838
                - state                                        8,812         9,484        7,951
                                                              45,870        45,377       38,789
      Deferred  - federal                                     (1,114)        2,837        2,269
                - state                                           13            71          561
                                                              (1,101)        2,908        2,830
      Deferred investment tax credit                             (86)         (107)        (130)
                                                              44,683        48,178       41,489


      Income taxes charged to Other Income and Deductions:
      Current   - federal                                      1,537        (2,056)          (7)
                - state                                          344          (560)        (217)
                                                               1,881        (2,616)        (224)
      Deferred  - federal                                       (365)        2,261          909
                - state                                          (93)          556          235
                                                                (458)        2,817        1,144
      Amortization of deferred investment tax credit          (4,024)       (4,024)      (4,019)
                                                              (2,601)       (3,823)      (3,099)
      Total income tax expense                              $ 42,082      $ 44,355     $ 38,390

     The provision for deferred income taxes in 1992 primarily related to accelerated depreciation and other property related differences.

     Kentucky Utilities' effective income tax rate, determined by dividing income taxes by the sum of such taxes and net income, was 35.2% in 1994, 35.3% in 1993 and 33.5% in 1992. The difference between the effective rate and the statutory federal income tax rate is attributable to the following factors:

      Year Ended December 31, (in thousands of dollars)        1994          1993          1992

      Federal income tax computed
        at 35%, 35% and 34%, respectively                $    41,858   $    43,974  $    38,994
      Add (Deduct):
      State income taxes, net of federal
        income tax benefit                                     5,899         6,208        5,630
      Amortization of deferred investment tax credit          (4,110)       (4,131)      (4,140)
      Other, net                                              (1,565)       (1,696)      (2,094)
      Total income tax expense                           $    42,082   $    44,355  $    38,390


      3.  Retirement Benefits

     Pensions

     Kentucky Utilities has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan are based on years of service, final average base pay and age at

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

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

     The reconciliation of the funded status of the retirement plans and the pension liability recorded by Kentucky Utilities is as follows:

     As of December 31, (in thousands of dollars)                         1994           1993

      Fair value of plan assets                                      $  154,314     $  157,137
      Projected benefit obligation                                     (169,599)      (169,309)
      Plan assets less than projected benefit obligation                (15,285)       (12,172)
      Unrecognized net loss from past
         experience different than that assumed                           5,246          6,361
      Unrecognized prior service cost                                     4,705          4,966
      Unrecognized net asset                                             (1,799)        (1,949)
      Regulatory effect recorded                                         (3,229)        (5,146)
      Pension liability                                              $  (10,362)    $   (7,940)

      Accumulated benefit obligation (including vested benefits
         of $124,094 and $128,779, respectively)                     $  126,146     $  130,758


      Components of Net Pension Cost:

      Year Ended December 31, (in thousands of dollars)     1994           1993           1992

      Service cost (benefits earned during the
        period)                                        $   6,017     $    5,036     $   4,774
      Interest cost on projected benefit obligation       12,366         12,311        11,482
      Actual return on plan assets                        (3,723)       (13,229)      (11,384)
      Net amortization and deferral                       (8,765)         1,785           350
      Regulatory effect recorded                          (1,916)            56           705
      Net pension cost                                 $   3,979     $    5,959     $   5,927


      Assumptions Used in Determining Actuarial Valuations:

                                                            1994           1993          1992
      Weighted average discount rate used to
        determine the projected benefit obligation        8 1/4 %         7 1/2%        8 3/4%

      Rate of increase for compensation levels (1)        5 1/2 %         4 3/4%            6%

      Weighted average expected long-term rate
        of return on assets                               8 1/4 %         8 1/4%        8 3/4%
      (1) 6%,  5  1/4%  and  6  1/2%,  respectively, used  for  the  Supplemental  Security  Plan valuation.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Other Postretirement Benefits

     Effective  January 1, 1993,  Kentucky  Utilities  adopted  Statement   of
     Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard provides accounting and disclosure requirements associated with Kentucky Utilities' obligation to provide postretirement benefits other than pensions to present and future retirees. In accordance with this standard, Kentucky Utilities accrues, during the years that the employee renders service, the expected cost of providing these benefits for retired employees, their beneficiaries and covered dependents. The impact on results of operations was an increase in pre-tax expense for the year ended December 31, 1993 of $6.3 million (net of capitalized payroll benefits). Kentucky Utilities, prior to 1993, recognized these costs on a pay-as-you-go (cash) basis. Amounts paid for retirees for 1992 amounted to $2.3 million.

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

     In 1993, Kentucky Utilities began funding, in addition to current requirements for benefit payments, the maximum tax-favored amount allowed through certain tax deductible funding vehicles. Kentucky Utilities anticipates making similar funding decisions in future years, but will consider and make such funding decisions on the basis of tax, regulatory and other relevant conditions in effect at such times. The plan assets consist primarily of equity investments.

     The  reconciliation   of  the  funded  status   of  the  plans   and  the
     postretirement benefit  liability recorded  by Kentucky  Utilities is  as follows:

     As of December 31, (in thousands of dollars)                   1994                  1993

      Accumulated postretirement benefit obligation:
        Retirees                                              $   (31,992)          $   (38,331)
        Fully eligible active plan participants                    (8,287)               (8,448)
        Other active plan participants                            (25,578)              (28,813)
                                                                  (65,857)              (75,592)
      Plan assets at fair value                                     5,341                 2,440
      Accumulated postretirement benefit obligation
        in excess of plan assets                                  (60,516)              (73,152)
      Unrecognized net (gain)/loss from past
        experience different from that assumed                    (11,353)                3,230
      Unrecognized transition obligation                           60,142                63,483
      Regulatory effect recorded                                        -                   689
      Accrued postretirement benefit liability                $   (11,727)          $    (5,750)

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Components of the net periodic postretirement benefit cost are as follows:

      Year Ended December 31, (in thousands of dollars)              1994                  1993
      Service cost (benefits attributed to service
        during the period)                                    $     2,105           $     2,048
      Interest cost on accumulated postretirement
        benefit obligation                                          4,926                 5,730
      Actual return on plan assets                                    (80)                    -
      Net amortization and deferral                                  (118)                    -
      Amortization of transition obligation                         3,341                 3,341
      Regulatory effect recorded                                      689                  (689)
      Net periodic postretirement benefit cost                $    10,863           $    10,430

      Notes to
     Financial
     Statements
                             Kentucky Utilities Company

      Assumptions Used in Determining Actuarial Valuations:         1994                1993
      Weighted average discount rate used to
        determine the projected benefit obligation                 8 1/4%              7 1/2%

      Rate of increase for compensation levels                     5 1/2%              4 3/4%

      Weighted average expected long-term rate of
        return on assets                                           8 1/4%                  -

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1995. The health care cost trend rate is assumed to decrease gradually to 5.5% through 2003 and remain at that level thereafter over the projected payout period of the benefits. Increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $11 million (17%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $1.5 million (21%).

     4.  Commitments and Contingencies

     The effects of certain commitments made by Kentucky Utilities are estimated below:

      (in thousands of dollars)      1995      1996       1997      1998       1999 1995-1999
      Estimated Construction
       Expenditures              $122,900  $117,400   $105,600   $100,200  $ 75,000  $521,100
      Estimated Contract
       Obligations:
        Fuel                      136,400    79,700     66,100    29,100     20,800   332,100
        Purchased power            24,800    26,100     27,100    26,700     26,400   131,100
        Operating leases            3,100     3,100      3,000     3,000      3,000    15,200
      Sinking Fund Requirements:
        First mortgage bonds     $    376  $    376   $    376   $   376   $    376   $ 1,880


      Construction Program

     Kentucky Utilities frequently reviews its construction program and may revise its projections of related expenditures based on revisions to its estimated load growth and projections of its future load.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Construction Requirements for a discussion of future expenditures relating to construction of peaking units and compliance with the 1990 Clean Air Act Amendments.

     Coal Supply

     Obligations under Kentucky Utilities' coal purchase contracts are stated at prices effective January 1, 1995, and are subject to changes as defined by the terms of the contracts.

     Purchased Power Agreements

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Kentucky Utilities has purchase power arrangements with Owensboro Municipal Utilities (OMU) and Electric Energy, Inc. (EEI). Under the OMU agreement, which expires on January 1, 2020, Kentucky Utilities purchases, on an economic basis, all of the output of a 400-MW generating station not required by OMU. The amount of purchased power available to Kentucky Utilities during 1995-1999, which is expected to be approximately 9% of Kentucky Utilities' total kWh requirements, is dependent upon a number of factors including the units' availability, maintenance schedules, fuel costs and OMU requirements. Payments are based on the total costs of the station allocated per terms of the OMU agreement, which generally follows delivered kWh. Included in the total costs is Kentucky Utilities' proportionate share of debt service requirements on $27.3 million of OMU bonds outstanding at December 31, 1994. The debt service is allocated to Kentucky Utilities based on its annual allocated share of capacity, which averaged approximately 51% in 1994. In 1995, Kentucky Utilities' total costs will increase to include its proportionate share of debt service requirements on approximately $176.9 million of additional OMU bonds issued to finance capital improvements designed to enable OMU to comply with the 1990 Clean Air Act Amendments.

     Kentucky Utilities has a 20% equity ownership in EEI, which is accounted for on the equity method of accounting. Kentucky Utilities' entitlement, beginning January 1, 1994, is 20% of the available capacity of a 1,000-MW station. Payments are based on the total costs of the station allocated per terms of an agreement among the owners, which generally follows delivered kWh.


     Sinking Fund Requirements

     Annual sinking fund requirements for Kentucky Utilities' first mortgage bonds may be met with cash or expenditures for bondable property as provided in the Mortgage Indenture. Kentucky Utilities intends to meet the 1995 sinking fund requirements with expenditures for bondable property.

     Lines of Credit

     Kentucky Utilities has aggregate bank lines of credit of $90 million, all of which remained unused at December 31, 1994. A portion of these credit lines ($30 million) expires in September, 1995 and the balance ($60 million) expires in December, 1997. In support of these lines of credit, Kentucky Utilities compensates the banks by paying a commitment fee.

     5.  Common Stock

     Kentucky Utilities is subject to restrictions applicable to all corporations under Kentucky and Virginia law on the use of retained earnings for cash dividends on common stock, as well as those contained in its Mortgage Indenture and Articles of Incorporation. At December 31, 1994, there were no restricted retained earnings.


     6.  Preferred Stock

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

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


     As of December 31, 1994, there were 5.3 million shares of Kentucky Utilities preferred stock, having a maximum aggregate stated value of $200 million, authorized for issuance.

     7.  Short-Term and Long-Term Debt

     Kentucky Utilities' short-term financing requirements are satisfied through the sale of commercial paper. The weighted average interest rate on the year-end balance was 6.07% for 1994.

     In 1993, Kentucky Utilities entered into a loan agreement with the County of Carroll, Kentucky to finance the construction of solid waste disposal facilities. The County of Carroll issued $50 million of revenue bonds, with the proceeds held in a construction fund by a trustee. In 1994, Kentucky Utilities completed the draw down of the remaining $18.1 million revenue bond proceeds.

     In 1994, Kentucky Utilities entered into a loan agreement with the County of Carroll, Kentucky to finance the construction of solid waste disposal facilities. The County of Carroll issued $54 million of variable rate revenue bonds, with the proceeds held in a construction fund. In 1994, Kentucky Utilities drew down $35.7 million relating to these bonds. Kentucky Utilities Pollution Control Series 10 Bonds are issued under Kentucky Utilities' Mortgage Indenture.

     Under the provisions for the variable rate revenue bonds, Kentucky Utilities can choose between various interest rate options. Currently, the daily interest rate mode is being utilized. The average annual interest rate on the bonds during 1994 was 4.10%. The variable rate bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events. If tendered bonds are not remarketed, Kentucky Utilities has available lines of credit which may be used to repurchase the bonds.

     Substantially all of Kentucky Utilities' utility plant is pledged as security for the First Mortgage Bonds.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     8.  Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


     Cash and cash equivalents, escrow funds, construction funds, short-term borrowings and customers' deposits carrying values approximate fair value because of the short maturity of these amounts.

     Long-term debt fair values are based on quoted market prices for Kentucky Utilities' first mortgage bonds and on current rates available to Kentucky Utilities for debt of the same remaining maturities for Kentucky Utilities' pollution control bonds and promissory note.

     Kentucky Utilities has an interest rate swap agreement with a notional amount of $70 million. Fair value of this instrument is the estimated amount the counter-party would pay to Kentucky Utilities to terminate the swap at the date of measurement. This agreement expires in 1996. Kentucky Utilities has no downside interest rate risk associated with this agreement.

     The estimated fair values of Kentucky Utilities' financial instruments at December 31 are as follows:

                                                    1994                      1993
                                             Carrying    Estimated     Carrying   Estimated
      (in thousands of dollars)               Amount      Fair Value     Amount   Fair Value

      Interest rate swap                    $       -   $    1,550   $        -   $   2,550

      Long-term debt                        $ 496,033   $  475,976   $  442,066   $ 489,042

     If the difference between fair value and carrying value of Kentucky Utilities' long-term debt was settled at amounts approximating those above, the anticipated regulatory treatment would require return of or allow recovery of these amounts in rates over a prescribed amortization period. Accordingly, any settlement would not have a significant impact on Kentucky Utilities' financial position or results of operations.

     Supplementary
     Quarterly
     Financial
     Information
     (Unaudited)
                             Kentucky Utilities Company

     Quarterly financial results for 1994 and 1993 are summarized below. Generally, quarterly results may fluctuate due to seasonal variations, changes in fuel costs and other factors. Operating revenues for the third quarter of 1994 were reduced by $17.5 million related to refunds to customers of fuel cost savings associated with the resolution of a coal contract dispute. Operating revenues for other quarters were insignificantly impacted by the refunds. Refer to Note 1 of the Notes to Financial Statements for additional information.


     Quarter                                    4th           3rd          2nd           1st
                                                                   (in thousands of dollars)
      1994
      Operating Revenues                  $  159,586   $   156,512  $   154,026   $  166,528
      Net Operating Income                    20,835        29,737       20,034       30,580
      Net Income                              14,053        23,642       14,473       25,344
      Net Income Applicable
             to Common Stock                  13,489        23,078       13,909       24,652
      1993
      Operating Revenues                  $  151,828   $   160,615  $   139,909   $  154,236
      Net Operating Income                    21,257        30,640       22,209       31,155
      Net Income                              15,526        24,790       16,422       24,548
      Net Income Applicable
             to Common Stock                  14,856        24,161       15,792       23,919

     These quarterly amounts reflect, in Kentucky Utilities' opinion, all adjustments (including only normal recurring adjustments) necessary for a fair presentation.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      PART III


     Item 10. Directors and Executive Officers of the Registrant

     Refer to KU Energy's definitive proxy statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with its 1995 Annual Shareholder Meeting under the caption "Election of Directors--General" for the information required by this item pertaining to directors. Such information is incorporated herein by reference and is also filed herewith as Exhibit 99B. Information required by this item relating to executive officers of Kentucky Utilities is set forth under a separate caption in Part I hereof.

     Item 11. Executive Compensation

     Refer to KU Energy's Proxy Statement under the caption "Election of Directors -- Directors' Compensation, and -- Executive Compensation" (but excluding any information contained under the subheadings -- "Report of Compensation Committee on Executive Compensation", and -- "Performance Graph") for the information required by this item. Such information is incorporated herein by reference and is also filed herewith as
     Exhibit 99B.

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

             (1)  Financial Statements

                 Report of Independent Public Accountants,
                 Statements  of Income  and  Retained Earnings  for the  three
                 years         ended December 31, 1994,
                 Statements of Cash Flows for the three years ended
                   December 31, 1994,
                 Balance Sheets as of December 31, 1994 and 1993,
                 Statements  of Capitalization  as  of December 31,  1994  and
                 1993,    and
                 Notes to Financial Statements.

             (2)  Schedules

                 Schedule II     Valuation and qualifying accounts.

             The following Schedules are omitted as not applicable or not required under Regulation S-X:

                 I, III, IV, V.

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

        4.A    Indenture of Mortgage or Deed of Trust dated
               May 1, 1947 between Kentucky Utilities Company and Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (Amended
               Exhibit 7(a) in File No. 2-7061), and Supplemental Indentures thereto dated, respectively,
               January 1, 1949 (Second Amended Exhibit 7.02 in File No. 2-7802), July 1, 1950 (Amended Exhibit 7.02 in File No. 2-8499), June 15, 1951 (Exhibit 7.02(a) in
               File No. 2-8499), June 1, 1952 (Amended Exhibit 4.02 in File No. 2-9658), April 1, 1953 (Amended Exhibit
               4.02 in File No. 2-10120), April 1, 1955 (Amended
               Exhibit 4.02 in File No. 2-11476), April 1, 1956 (Amended Exhibit 2.02 in File No. 2-12322),
               May 1, 1969 (Amended Exhibit 2.02 in File No. 2-32602), April 1, 1970 (Amended Exhibit 2.02 in File No. 2-36410), September 1, 1971 (Amended Exhibit 2.02 in File No. 2-41467), December 1, 1972 (Amended
               Exhibit 2.02 in File No. 2-46161), April 1, 1974 (Amended Exhibit 2.02 in File No. 2-50344),
               September 1, 1974 (Exhibit 2.04 in File No. 2-59328), July 1, 1975 (Exhibit 2.05 in File No. 2-59328),
               May 15, 1976 (Amended Exhibit 2.02 in File No. 2-56126), April 15, 1977 (Exhibit 2.06 in File No. 2-
               59328), August 1, 1979 (Exhibit 2.04 in File No. 2-64969), May 1, 1980 (Exhibit 2 to Form 10-Q Quarterly Report of Kentucky Utilities for the quarter ended June 30, 1980), September 15, 1982 (Exhibit 4.04 in File No. 2-79891), August 1, 1984 (Exhibit 4B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December 31, 1984), June 1, 1985 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30,
               1985), May 1, 1990 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1990), May 1, 1991 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1991), May 15, 1992 (Exhibit 4.02 to Form 8-K of Kentucky Utilities

      Number                         Description                        Page

        4.A    Company dated May 14, 1992),  August 1, 1992 (Exhibit
      (cont.)  4 to Form 10-Q Quarterly Report of Kentucky Utilities
               Company for the quarter ended September 30, 1992),
               June 15, 1993 (Exhibit 4.02 to Form 8-K of Kentucky
               Utilities Company dated June 15, 1993) and
               December 1, 1993 (Exhibit 4.01 to Form 8-K of
               Kentucky Utilities Company dated December 10, 1993).
               Incorporated by reference.                                 -
       4.B     Supplemental Indenture dated March 1, 1992 between
               Kentucky Utilities and Continental Bank, National
               Association and M. J. Kruger, as Trustees, providing
               for the conveyance of properties formerly held by Old
               Dominion Power Company.  (Exhibit 4B to Form 10-K
               Annual Report of Kentucky Utilities Company for the
               year ended December 31, 1992).  Incorporated by
               reference.                                                 -

        4.C    Supplemental Indenture dated November 1, 1994 between
               Kentucky Utilities Company and Bank of America
               Illinois, as Trustee.                                    48-65
       10.A    Kentucky Utilities' Amended and Restated Performance
               Share Plan (Exhibit 10A to Form 10-Q Quarterly Report
               of Kentucky Utilities Company for the quarter ended
               June 30, 1993).  Incorporated by reference.                -

       10.B Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December 31,
               1990).  Incorporated by reference.                         -

       10.C    Amendment No. 1 to Kentucky Utilities' Annual
               Performance Incentive Plan (Exhibit 10D to Form 10-K
               Annual Report of Kentucky Utilities Company for the
               year ended December 31, 1991).  Incorporated by
               reference.                                                 -
       10.D    Amendment No. 2 to Kentucky Utilities' Annual
               Performance Incentive Plan (Exhibit 10H to Form 10-K
               Annual Report of Kentucky Utilities Company for the
               year ended December 31, 1993).  Incorporated by
               reference.                                                 -

       10.E    Amendment No. 3 to Kentucky Utilities' Annual
               Performance Incentive Plan (Exhibit 10I to Form 10-K
               Annual Report of Kentucky Utilities Company for the
               year ended December 31, 1993).  Incorporated by
               reference.                                                 -
       10.F    Kentucky Utilities' Executive Optional Deferred
               Compensation Plan (Exhibit 10C to Form 10-K Annual
               Report of Kentucky Utilities Company for the year
               ended December 31, 1990).  Incorporated by reference.      -

       10.G    Amendment No. 1 to Kentucky Utilities' Executive
               Optional Deferred Compensation Plan (Exhibit 10F to
               Form 10-K Annual Report of Kentucky Utilities Company
               for the year ended December 31, 1991).  Incorporated
               by reference.                                              -

      Number                         Description                        Page

       10.H    Amendment No. 2 to Kentucky Utilities' Executive
               Optional Deferred Compensation Plan (Exhibit 10J to
               Form 10-K Annual Report of Kentucky Utilities Company
               for the year ended December 31, 1993).  Incorporated
               by reference.                                              -
       10.I    Kentucky Utilities' Supplemental Security Plan
               (Exhibit 10I to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December 31,
               1991).  Incorporated by reference.                         -

       10.J    Amendment No. 1 to Kentucky Utilities' Supplemental
               Security Plan.                                           66-67
       10.K    Amendment No. 2 to Kentucky Utilities' Supplemental
               Security Plan.                                           68-70

       10.L    Kentucky Utilities' Director Retirement Retainer
               Program, and Amendment No. 1 (Exhibit 10G to Form
               10-K Annual Report of Kentucky Utilities Company for
               the year ended December 31, 1991).  Incorporated by
               reference.                                                 -

       10.M    Kentucky Utilities' Amended and Restated Director
               Deferred Compensation Plan                               71-87
        12     Computation of Ratio of Earnings to Fixed Charges         88

        21     List of Subsidiaries                                      89
        23     Consent of Independent Public Accountants                 90

        27     Financial Data Schedule (required for electronic
               filing only in accordance with Item 601(c)(1) of
               Regulation S-K).                                           -

       99.A    Description of Common Stock                              91-92
       99.B    Director and Executive Officer Information               93-101

         Note - Exhibit numbers 10.A through 10.M are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

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

         8. Loan Agreement dated as of November 1, 1994, between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $54,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (Kentucky Utilities Company Project) 1994 Series A due November 1, 2024.

     (B) No reports on Form 8-K were filed by Kentucky Utilities during the last quarter of 1994.

                                                                                   SCHEDULE II

                                    KENTUCKY UTILITIES COMPANY

                                 VALUATION AND QUALIFYING ACCOUNTS




      Year Ended December 31,                                       1994      1993      1992
                                                                                (in thousands)
      Accumulated Provision for Uncollectible Accounts Receivable

      Balance at beginning of year                               $   923   $ 1,033   $ 1,132

      Balance at end of year                                     $   457   $   923   $ 1,033





      Note-Other valuation and qualifying accounts are not significant.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 1995.

                                          KENTUCKY UTILITIES COMPANY


                                          /s/ John T. Newton
                                          John T. Newton
                                          Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

         Signature                 Title


         /s/ John T. Newton
         John T. Newton            Chairman and Director (Principal Executive
                                   Officer)
         /s/ Michael R. Whitley
         Michael R. Whitley        President and Director

         /s/ O. M. Goodlett
         O. M. Goodlett            Senior Vice-President (Principal Financial
                                   Officer)
         /s/ Michael D. Robinson
         Michael D. Robinson       Controller (Principal Accounting Officer)

         /s/ Mira S. Ball
         Mira S. Ball              Director

         /s/ W. B. Bechanan
         W. B. Bechanan            Director

         /s/ Harry M Hoe
         Harry M. Hoe              Director

         /s/ Milton W. Hudson
         Milton W. Hudson          Director

         /s/ Frank V. Ramsey, Jr.
         Frank V. Ramsey, Jr.      Director

         /s/ Warren W. Rosenthal
         Warren W. Rosenthal       Director

         /s/ William L. Rouse, Jr.
         William L. Rouse, Jr.     Director

         /s/ Charles L. Shearer
         Charles L. Shearer        Director


     March 9, 1995