Form 10-Q
period 1995-03-31
KENTUCKY UTILITIES CO
filed 1995-05-09
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  March 31, 1995

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


            Number  of  shares of  Common Stock  outstanding  at May  8, 1995:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)
                                                            For the Three
                                                             Months Ended
                                                              March 31,
                                                            1995      1994


        Operating Revenues (See Note 2)                   $167,148  $166,528

        Operating Expenses:
          Fuel, principally coal,
           used in generation (See Note 2)                  45,706    43,859
          Electric power purchased                          15,777    15,883
          Other operating expenses                          30,598    26,687
          Maintenance                                       14,856    14,538
          Depreciation                                      18,701    16,187
          Federal and state income taxes                    10,634    14,731
          Other taxes                                        4,314     4,063

               Total Operating Expenses                    140,586   135,948

        Net Operating Income                                26,562    30,580

        Other Income and Deductions:
          Interest and dividend income                         633     1,736
          Other income and deductions - net                  1,480     1,173

               Total Other Income and Deductions             2,113     2,909

        Income Before Interest Charges                      28,675    33,489

        Interest Charges                                     9,747     8,145

        Net Income                                          18,928    25,344

        Preferred Stock Dividend Requirements                  564       692

        Net Income Applicable to Common Stock             $ 18,364  $ 24,652



          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                            For the Three
                                                             Months Ended
                                                              March 31,
                                                            1995       1994

        Cash Flows from Operating Activities:

          Net Income                                      $ 18,928   $ 25,344
          Items not requiring (providing) cash currently:
            Depreciation                                    18,701     16,187
            Deferred income taxes and investment tax credit   (630)    (1,819)
            Changes in current assets and liabilities:
              Change in fuel inventory                        (254)     4,644
              Change in accounts receivable                  5,623      1,418
              Change in accounts payable                   (18,239)   (10,332)
              Change in accrued taxes                       10,725     17,858
              Change in accrued utility revenues             2,493      4,788
            Other--net                                       8,424      1,154

        Net Cash Provided by Operating Activities           45,771     59,242

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (28,035)   (40,496)
          Other                                                 10        163

        Cash Used by Investing Activities                  (28,025)   (40,333)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                       (7,100)     3,500
          Funds deposited with trustee - net                 8,600      9,000
          Retirement of long-term debt                         (21)       (21)
          Retirement of preferred stock, including premium       -    (20,302)
          Payment of dividends                             (16,353)   (16,258)

        Net Cash Used by Financing Activities              (14,874)   (24,081)

        Net Increase (Decrease) in Cash and
         Cash Equivalents                                    2,872     (5,172)

        Cash and Cash Equivalents Beginning of Period        3,111      8,832

        Cash and Cash Equivalents End of Period           $  5,983  $   3,660

        Supplemental Disclosures
        Cash paid for:
          Interest on short and long-term debt            $  6,475  $   4,779
          Federal and state income taxes                  $      -  $       -


          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                        As of       As of
                                                      March 31,    Dec. 31,
                                                         1995        1994

        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,274,572  $2,238,926
          Less: Accumulated depreciation                 953,153     933,394
                                                       1,321,419   1,305,532
          Construction work in progress                   98,617     104,385
                                                       1,420,036   1,409,917
        Current Assets:
          Cash and cash equivalents                        5,983       3,111
          Escrow funds - coal contract litigation          6,508       6,911
          Construction funds held by trustee               9,979      18,553
          Accounts receivable                             36,089      41,712
          Accrued utility revenues                        21,734      24,227
          Fuel, principally coal, at average cost         35,906      35,652
          Materials and supplies, at average cost         21,670      20,081
          Other                                           11,002      10,616
                                                         148,871     160,863
        Investments, Deferred Charges and Other Assets:
          Unamortized loss on reacquired debt             12,069      12,324
          Other                                           34,933      34,996
                                                          47,002      47,320
               Total Assets                           $1,615,909  $1,618,100

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  567,776  $  565,201
          Preferred stock                                 40,000      40,000
          Long-term debt                                 495,987     496,012
                                                       1,103,763   1,101,213
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           69,200      76,300
          Accounts payable                                31,278      49,517
          Accrued interest                                 9,938       7,328
          Accrued taxes                                   20,147       9,422
          Customers' deposits                              6,421       6,423
          Accrued payroll and vacations                   10,718       8,207
          Liab. to ratepayers - coal contract litigation   6,508       6,909
          Other                                            7,956       6,275
                                                         162,187     170,402
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes              215,826     214,892
          Accumulated deferred investment tax credits     37,251      38,275
          Regulatory tax liability                        60,119      60,788
          Other                                           36,763      32,530
                                                         349,959     346,485
               Total Capitalization and Liabilities   $1,615,909  $1,618,100


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

          Utilities  Company (KU) Annual Report  on Form 10-K  for the year ended December 31, 1994.

              In  the  opinion  of management,  the  information  furnished herein reflects  all adjustments  which are necessary  to present fairly the results of the periods shown and the disclosures which have  been made are adequate to make the information not mislead-

          ing.   Results of interim periods  are not necessarily indicative of results for any twelve-month period due to the seasonal nature of KU's business.



          2.  OPERATING REVENUES AND FUEL COSTS

              Pursuant to  regulatory orders,  KU has  been refunding  fuel cost  savings  related  to  the resolution  of  a  coal  contract dispute.  Refunds to Kentucky retail customers commenced in  July

          1994.   Refunds were made to Virginia retail customers during the

          period  August  1993 through  June 1994.    Refunds were  made to

          wholesale customers under the  jurisdiction of the Federal Energy

          Regulatory Commission in lump sum payments in September 1993.

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


              Operating revenues  and  fuel  expense  for  the  three-month period ended March 31, 1994 were reduced by $.5 million  and $2.9 million, respectively, resulting from the above-mentioned refund.

          The refunding had no impact on operating revenues or fuel expense for  the three-month period ended March 31, 1995.  The difference between the reduction in operating revenues and the  reduction in fuel expense is  attributed to incurred litigation costs and fuel

          costs  savings related to  off-system sales.   These amounts were

          allowed to be retained by KU pursuant to regulatory orders.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY & RESOURCES

              KU's   construction  expenditures   decreased   approximately

          $12 million during the three-month  period ending March 31, 1995,

          compared  to the same period of  1994.  The decrease is primarily attributable to planned reductions in expenditures for combustion turbine  peaking units and for compliance with the 1990 Clean Air

          Act Amendments.

              KU plans to  issue up to an  additional $50 million  of long-

          term  debt  during  1995,  principally  to  refinance  short-term indebtedness.



          RESULTS OF OPERATIONS

          Quarter ended March 31, 1995, compared
          to the Quarter ended March 31, 1994

              Net income  applicable to  common stock  for the  three-month period ending March  31, 1995  was $18.4 million  as compared  to

          $24.7 million for the  corresponding period of 1994.   Net income

          applicable to common stock for the first quarter of 1994 included a  one-time recovery of about $1.9 million from the resolution of a coal  contract dispute.  For  additional information concerning the  refunds resulting  from resolution  of the  dispute and  the impact on 1994 operating results, refer to Note 2 of the Notes to

          Financial Statements, "Operating Revenues and Fuel Costs".

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended March 31, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             (6)       $ (1,255)
          Commercial                              (1)          1,060
          Industrial                               5           2,299
          Mine Power & Public Authorities         (2)            666
              Total Retail Sales                  (2)          2,770
          Other Electric Utilities               (21)         (2,477)
          Miscellaneous Revenues & Other           -            (210)
              Total Before Refund                 (5)             83
          Provision for Refund -
            Litigation Settlement                  -             537
              Total                               (5)       $    620


              Operating  revenues, before  the  impact  of the  refunds  to

          customers,  increased  about  $.1  million.    A 5%  decrease  in

          kilowatt-hour sales  was offset  by $3.8 million  recovered under the environmental  surcharge discussed below (see  page 10).  The decrease in kilowatt-hour  sales is attributable to a  decline in residential and off-system sales, partially offset by an increase in industrial  sales.  The increase in  industrial sales reflects continued  economic growth  in the  manufacturing sector  of KU's service area.  About 30% of the industrial sales increase was due to greater sales to Toyota Motor Manufacturing U.S.A., Inc., KU's

          largest  customer.     The   decrease  in  off-system   sales  is

          attributable  to a  decrease in  demand for power  at neighboring

          utilities.   The  decline  in residential  sales reflects  milder

          weather during the first quarter of 1995 compared to 1994.

              Fuel expense, excluding the effect of the refunds to customers,

          decreased $1.1 million (2%).  This decrease reflects a 6% decrease

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          in tons of coal consumed, partially offset by a 3% increase in

          the  average price  per ton  of coal  consumed.   Purchased power

          expense decreased $.1 million (1%)  due to an increase in  demand costs  ($1.3 million)  offset  by  a  decrease  in  kilowatt-hour

          purchases   ($1.4 million).     The  decrease   in  kilowatt-hour

          purchases is due to the previously mentioned decline in kilowatt-

          hour sales.

              Other operating expenses increased $3.9 million (15%) due  to

          increased   generating   plant  operations   expenses  (primarily

          attributable  to costs associated with environmental compliance),

          advertising  and  marketing  program   expenses  and  timing   of

          administrative and general expenditures.

              Maintenance  expense increased  $.3 million  (2%)  due to  an increase in  production maintenance resulting from  the timing of scheduled maintenance at KU's generating stations.  This increase

          was   substantially  offset   by   a  decrease   in  distribution

          maintenance in 1995.   Extensive  ice storm damage  in the  first

          quarter  of  1994  increased  distribution  maintenance  in  that period.

              Depreciation  expense increased $2.5  million (16%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early 1995.

              Interest  charges increased $1.6 million (20%) reflecting the issuance  of additional short-term debt (commercial paper) during

          1995 as well as the issuance of $54 million of  long-term debt in

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          the fourth quarter  of 1994.   The average  amount of  short-term

          debt   outstanding  during   the  first   quarter  of   1995  was

          substantially greater than in the first quarter of 1994.



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

          1990 Clean Air Act Amendments.  KU's  environmental surcharge was implemented in August 1994.  KU estimates that it has resulted in an average increase  of about  4% in a  customer's monthly  bill,

          leaving KU's  rates very  competitive.  The  constitutionality of

          the  surcharge  is  being   challenged  in  the  Franklin  County

          (Kentucky) Circuit Court.  Management believes that the surcharge statute  is constitutional and the PSC approval of July 1994 will be upheld.



          UTILITY ISSUES - COMPETITION

              In  March  1995,  the  Federal Energy  Regulatory  Commission

          (FERC) issued a Notice of Proposed Rulemaking (NOPR) by which the

          FERC will require public utilities that own or control facilities used  for  the  transmission  of electric  energy  in  interstate commerce  to  offer  "open  access"  transmission  service  on  a

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          nondiscriminatory  basis. The  FERC  also proposes  to allow,  in certain circumstances, the collection of charges for the recovery

          of  stranded costs  when customers  change power  suppliers.   KU

          filed a Transmission Services (TS) Tariff and Power Services (PS)

          Tariff  on September 30,  1994 (Refer to  Management's Discussion

          and  Analysis in  the 1994 Annual  Report on Form  10-K under the heading "Utility Issues - Competition" for a discussion of the TS

          Tariff and PS Tariff filed by KU).  KU revised the TS Tariff in a filing made on March 31, 1995 with the FERC.  KU will comply with any requirements mandated by the FERC's final rules.  Although KU does not expect either  of these new  tariffs to have a  material impact on its 1995 revenues or income, they are indicative of the increasingly  competitive  environment  in  which  KU  and  other utilities operate.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY


          ITEM 1.  LEGAL PROCEEDINGS


          ENVIRONMENTAL COST RECOVERY

             By  order  of  July  19,  1994,  the  Kentucky  Public  Service

          Commission (PSC) approved KU's  plan for environmental  surcharge

          adjustments to customer  billings beginning in August 1994.   The

          surcharge,  authorized by a Kentucky statute enacted in 1992,  is designed to recover certain  ongoing operating and capital costs,

          not  already included  in existing  rates, related  to compliance

          with   federal,  state   or   local  environmental   requirements

          associated with the production of energy from coal, including the

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

          County  (KY) Circuit  Court challenging the  constitutionality of the  Kentucky surcharge  statute  and seeking  to vacate  the PSC order of July  19, 1994  on the  ground, among  others, that  the environmental  surcharge approved  by the  PSC will  deprive KU's

          customers  of their  property without  due process  of law.   The

          Attorney General has been joined by interveners asserting similar

          claims  on  behalf  of ratepayer groups.   In  December 1994, the

          Circuit Court denied  a motion  by the Attorney  General and  two interveners seeking  to have surcharge collections deposited with
          the  court pending  the outcome  of the  litigation.   Management

          believes that  the surcharge  statute is constitutional  and that the PSC order of  July 19, 1994 approving  the surcharge will  be

          upheld.   In the remote  occurrence that the  statute is declared

          unconstitutional, amounts collected pursuant to the PSC order may be subject to refund.



          FUEL MATTERS

             A  former  coal  supplier  of  KU  has  initiated   arbitration

          proceedings  to   recover  approximately  $536,000   in  on-going

          reclamation  costs claimed  to have  been incurred  during mining operations  at  the supplier's  mine used  to  supply KU  under a

          contract that expired  in 1988.   In addition,  the supplier  has

          submitted invoices for approximately $1,324,000 representing what it  claims are final reclamation costs incurred during 1994.  The supplier  has stated  that invoices  for final  reclamation costs will  be submitted every six months over the five years estimated by  the supplier for completion of final reclamation, which began in  1994.  The supplier  has not sought  arbitration or otherwise initiated  proceedings  with  respect  to the  claims  for  final reclamation nor has it produced any original cost data in support

          of  its claims  for  final reclamation.    Management intends  to

          contest vigorously the claims for on-going and final reclamation.

          Although the total amount of the claims is unknown at this  time,

          KU believes that  this matter  will not have  a material  adverse effect on KU's financial position or its results of operation. KU will seek to recover any amounts ultimately paid through the Fuel

          Adjustment Clause.

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





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date   May 8, 1995                    /s/ John T. Newton
                                                John T. Newton
                                                Chairman  of the  Board  and
                                                Chief Executive Officer



          Date   May 8, 1995                    /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller