Form 10-Q
period 1995-06-30
KENTUCKY UTILITIES CO
filed 1995-08-10
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  June 30, 1995

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


            Number of shares  of Common Stock  outstanding at August 9,  1995:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Three
                                                             Months Ended
                                                               June 30,
                                                            1995       1994


        Operating Revenues (See Note 2)                   $154,757  $154,026

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                        40,679    43,372
          Electric power purchased                          17,631    16,356
          Other operating expenses                          30,127    27,645
          Maintenance                                       19,493    18,893
          Depreciation                                      18,785    16,151
          Federal and state income taxes                     5,634     7,933
          Other taxes                                        4,125     3,642

               Total Operating Expenses                    136,474   133,992

        Net Operating Income                                18,283    20,034

        Other Income and Deductions:
          Interest and dividend income                         803       766
          Other income and deductions - net                  1,376     1,875

               Total Other Income and Deductions             2,179     2,641

        Income Before Interest Charges                      20,462    22,675

        Interest Charges                                     9,901     8,202

        Net Income                                          10,561    14,473

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $  9,997  $ 13,909







          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Six
                                                             Months Ended
                                                               June 30,
                                                            1995       1994


        Operating Revenues (See Note 2)                   $321,905  $320,554

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                        86,385    87,231
          Electric power purchased                          33,408    32,239
          Other operating expenses                          60,725    54,332
          Maintenance                                       34,349    33,431
          Depreciation                                      37,486    32,338
          Federal and state income taxes                    16,268    22,664
          Other taxes                                        8,439     7,705

               Total Operating Expenses                    277,060   269,940

        Net Operating Income                                44,845    50,614

        Other Income and Deductions:
          Interest and dividend income                       1,436     2,502
          Other income and deductions - net                  2,856     3,048

               Total Other Income and Deductions             4,292     5,550

        Income Before Interest Charges                      49,137    56,164

        Interest Charges                                    19,648    16,347

        Net Income                                          29,489    39,817

        Preferred Stock Dividend Requirements                1,128     1,256

        Net Income Applicable to Common Stock             $ 28,361  $ 38,561







          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                           For the Six Months
                                                             Ended June 30,
                                                            1995      1994
        Cash Flows from Operating Activities:

          Net Income                                      $ 29,489  $ 39,817
          Items not requiring (providing) cash currently:
            Depreciation                                    37,486    32,338
            Deferred income taxes and investment tax credit (1,097)   (3,342)
            Changes in current assets and liabilities:
              Change in fuel inventory                      (2,199)      179
              Change in accounts receivable                  2,957     2,059
              Change in accounts payable                   (11,075)   (3,195)
              Change in accrued taxes                        4,737     2,998
              Change in accrued utility revenues              (628)    1,865
            Other--net                                       1,201    (2,393)

        Net Cash Provided by Operating Activities           60,871    70,326

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (54,480)  (89,468)
          Other                                                 17       170

        Cash Used by Investing Activities                  (54,463)  (89,298)

        Cash Flows from Financing Activities:

          Short-term borrowings - net                      (31,300)   47,900
          Issuance of long-term debt                        50,000         -
          Funds deposited with trustee - net                 8,600    18,393
          Retirement of long-term debt                         (21)      (21)
          Retirement of preferred stock, including premium       -   (20,302)
          Payment of dividends                             (32,706)  (32,139)

        Net Cash Provided (Used) by Financing Activities    (5,427)   13,831

        Net Increase (Decrease) in Cash and Cash Equivalents   981    (5,141)

        Cash and Cash Equivalents Beginning of Period        3,111     8,832

        Cash and Cash Equivalents End of Period           $  4,092  $  3,691

        Supplemental Disclosures
          Cash paid for:
            Interest on short and long-term debt          $ 18,622  $ 15,378
            Federal and state income taxes                $ 12,826  $ 25,378



          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of       As of
                                                        June 30,    Dec. 31,
                                                          1995        1994
        ASSETS
        Utility Plant:
          Plant in service, at cost                    $2,286,014  $2,238,926
          Less: Accumulated depreciation                  970,974     933,394
                                                        1,315,040   1,305,532
          Construction work in progress                   112,268     104,385
                                                        1,427,308   1,409,917
        Current Assets:
          Cash and cash equivalents                         4,092       3,111
          Escrow funds - coal contract litigation           6,594       6,911
          Construction funds held by trustee               10,108      18,553
          Accounts receivable                              38,755      41,712
          Accrued utility revenues                         24,855      24,227
          Fuel, principally coal, at average cost          37,851      35,652
          Materials and supplies, at average cost          22,123      20,081
          Other                                            13,818      10,616
                                                          158,196     160,863
        Investments, Deferred Charges and Other Assets:
          Unamortized loss on reacquired debt              11,814      12,324
          Other                                            35,006      34,996
                                                           46,820      47,320
               Total Assets                            $1,632,324  $1,618,100

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                          $  561,984  $  565,201
          Preferred stock                                  40,000      40,000
          Long-term debt                                  545,984     496,012
                                                        1,147,968   1,101,213
        Current Liabilities:
          Long-term debt due within one year                   21          21
          Short-term borrowings                            45,000      76,300
          Accounts payable                                 38,442      49,517
          Accrued interest                                  7,499       7,328
          Accrued taxes                                    14,159       9,422
          Customers' deposits                               6,535       6,423
          Accrued payroll and vacations                     9,194       8,207
          Liab. to ratepayers - coal contract litigation    6,595       6,909
          Other                                             6,317       6,275
                                                          133,762     170,402
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes               216,893     214,892
          Accumulated deferred investment tax credits      36,227      38,275
          Regulatory tax liability                         59,482      60,788
          Other                                            37,992      32,530
                                                          350,594     346,485
               Total Capitalization and Liabilities    $1,632,324  $1,618,100


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

          Utilities Company  (KU) Annual Report  on Form 10-K for  the year ended December 31, 1994 (1994 10K).

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

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


              Operating revenues  for the three-month and six-month periods ended June 30, 1994 were  reduced by $.4 million and $.9 million,

          respectively,  resulting from  the above-mentioned  refund.   The

          refund  also  resulted in  a reduction  of  fuel expense  for the

          three-month  and  six-month   periods  ended  June 30,  1994   of

          $.4 million  and  $3.4 million,  respectively.    The  difference

          between the reduction  in operating revenues and the reduction in fuel expense is attributed to incurred litigation  costs and fuel costs savings  related to off-system  sales.  These  amounts were allowed to be retained by KU pursuant to regulatory orders.

          3.  FINANCING

              In  June  1995,  KU  issued  $50 million  of  Series R  First

          Mortgage Bonds  which will mature June 1, 2025  and bear interest at 7.55%.  The  proceeds were used primarily to  refinance short-

          term  indebtedness  incurred   to  finance  ongoing  construction

          expenditures and general corporate requirements.

          4.  ENVIRONMENTAL COST RECOVERY

              In July 1994,  the Kentucky  Public Service Commission  (PSC)

          approved   KU's   January  1994   application  to   implement  an

          environmental surcharge.  The surcharge, authorized by a Kentucky statute enacted in 1992, is designed to recover certain operating and capital costs  related to compliance  with federal, state  or local  environmental requirements associated  with the production of energy from coal, including the 1990 Clean Air Act Amendments.

          KU's environmental  surcharge was implemented in  August 1994 and is described in  Item 1 of the 1994  10K.  The initial  six-month

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          review and hearing process was completed  in June of 1995, and KU

          is  awaiting an  order  from the  PSC.   The  typical  customer's

          monthly  bill during  the  six-month review  period increased  by about 2% as a result of the surcharge.

              The constitutionality of the surcharge  was challenged in the

          Franklin County  (Kentucky) Circuit  Court (Circuit Court)  in an

          action brought against KU and the PSC by  the Attorney General of

          Kentucky and representatives of customer  groups.  In July  1995,

          the    Circuit    Court    entered   judgment    upholding    the

          constitutionality of the surcharge but vacating  that part of the

          PSC  order   allowing  KU   to  recover  costs   associated  with

          environmental expenditures  incurred before January 1,  1993, the effective date of the surcharge statute, and remanding to the PSC for  determination in accordance with the judgment.  On August 7,

          1995, KU filed a motion requesting the Circuit Court to amend its

          judgment  and sustain  the PSC  order  in its  entirety.   If the

          judgment is ultimately upheld as entered, KU estimates the amount it would  be required to refund for surcharge collections through

          June  1995 would be approximately  $4 million.  At  this time, KU cannot predict the outcome of this proceeding.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY & RESOURCES

              KU's   construction  expenditures   decreased   approximately

          $35 million during  the  six-month period  ending  June 30,  1995

          compared  to  the  same   period  of  1994.    The   decrease  is

          attributable  primarily to planned reductions in expenditures for combustion turbine peaking units and for compliance with the 1990

          Clean Air Act Amendments.

              Refer to  Note 3 of the  Notes to Financial  Statements for a

          discussion of KU's financing activities.

          RESULTS OF OPERATIONS

          Quarter ended June 30, 1995, compared
          to the Quarter ended June 30, 1994

               Net Income  applicable to  common stock  for the  three-month

          period  ended   June 30,   1995  was   $10 million  compared   to

          $13.9 million for the corresponding period of 1994.  The decrease reflects milder weather and a decline in off-system  sales during the second quarter of 1995 compared to 1994 as well as  increases in interest, depreciation and other operating expenses as further discussed below.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended June 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             (2)       $    639
          Commercial                               1           1,376
          Industrial                               5           2,209
          Mine Power & Public Authorities         (1)            580
              Total Retail Sales                   1           4,804
          Other Electric Utilities               (25)         (5,007)
          Miscellaneous Revenues & Other           -             569
               Total Before Refund                (5)            366
          Provision for Refund -
            Litigation Settlement                  -             365
              Total                               (5)       $    731


              Operating  revenues, before  the  impact  of the  refunds  to customers during 1994, increased $.4 million. (Refer to Note 2 of the Notes  to Financial Statements, "Operating  Revenues and Fuel

          Costs", for a  discussion of the  refunds to customers  resulting from the resolution of a coal contract dispute and  the impact on

          1994 operating results). A 5% decrease in kilowatt-hour sales was

          offset   by  $4.3 million   recovered  under   the  environmental

          surcharge.    (Refer   to  Note 4  of  the   Notes  to  Financial

          Statements,  Environmental   Cost  Recovery,  for  an  update  of

          environmental  surcharge legal  proceedings.)    The decrease  in

          kilowatt-hour sales  is attributable to a  decline in residential

          and  off-system  sales,  partially   offset  by  an  increase  in

          industrial  sales.   The  increase in  industrial sales  reflects

          continued  economic growth  in the  manufacturing sector  of KU's service area.  About 35% of the industrial sales increase was due

          to     greater    sales    to    Toyota    Motor    Manufacturing

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          U.S.A., Inc. (TMM), KU's largest customer.   The decrease in off-

          system sales is attributable to a decrease in demand for power at neighboring utilities.  The decline in residential sales reflects milder weather  during  the second  quarter of  1995 compared  to

          1994.  However, KU set an all-time peak demand for electricity on

          July 14, 1995 of 3,250 megawatts.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, decreased $3.1 million (7%).  This decrease reflects a

          3% decrease in  tons of coal consumed as well as a 4% decrease in

          the  average price  per ton  of coal  consumed.   Purchased power

          expense increased  $1.3 million (8%)  due to increases  in demand

          ($1 million)  and energy costs ($.3 million).    A  6% decline in

          kilowatt-hour purchases, resulting from the  previously mentioned decline  in kilowatt-hour  sales,  was offset  by less  favorable pricing.

              Other operating expenses  increased by $2.5 million (9%)  due to  increased  generating  plant operations  expenses  (primarily attributable  to costs associated with environmental compliance),

          advertising  and  marketing   program  expenses  and   timing  of

          administrative and general expenditures.

              Depreciation  expense increased  $2.6 million (16%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early 1995.

              Interest charges  increased $1.7 million (21%) reflecting the issuance of $54 million  of long-term debt in the  fourth quarter of 1994 and an increase in  the average amount of short-term debt outstanding compared to the corresponding quarter of 1994.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Federal   and   state   operating   income  taxes   decreased

          $2.3 million  (29%), primarily due to lower pre-tax income.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Six Months ended June 30, 1995, compared to the Six Months ended June 30, 1994

              Net  income applicable  to  common  stock for  the  six-month period  ended  June 30, 1995  was  $28.4 million  as compared  to

          $38.6 million for the corresponding period of 1994.  The decrease reflects milder weather and a  decline in off-system sales during the six-month period ending June 30, 1995 as compared to the same period in 1994 as well as increases in interest, depreciation and

          other operating expenses as further discussed below.   Net income

          applicable to common stock for the first quarter of 1994 included a one-time recovery of about $1.9 million  from the resolution of a coal  contract dispute.  For  additional information concerning the  refunds resulting  from resolution  of the  dispute and  the impact on 1994 operating results, refer to Note 2 of the Notes to

          Financial Statements, "Operating Revenues and Fuel Costs."

                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Six Months
                                                 Ended June 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             (4)        $  (616)
          Commercial                               -           2,436
          Industrial                               5           4,508
          Mine Power & Public Authorities         (2)          1,246
              Total Retail Sales                  (1)          7,574
          Other Electric Utilities               (23)         (7,484)
          Miscellaneous Revenues & Other           -             359
               Total Before Refund                (5)            449
          Provision for Refund -
            Litigation Settlement                  -             902
              Total                               (5)       $  1,351


              Operating  revenues, before  the  impact  of the  refunds  to customers, increased $.4 million.  A 5% decrease in kilowatt-hour

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          sales   was   offset   by  $8.1 million   recovered   under   the

          environmental surcharge.    (Refer  to  Note 4 of  the  Notes  to

          Financial Statements, Environmental Cost Recovery, for  an update

          of environmental  surcharge legal proceedings.)   The decrease in

          kilowatt-hour sales  is attributable to a  decline in residential

          and  off-system  sales,  partially   offset  by  an  increase  in

          industrial  sales.   The  increase in  industrial sales  reflects

          continued  economic growth  in the  manufacturing sector  of KU's

          service area.   About 33% of the industrial sales increase is due

          to greater sales  to TMM.   The decrease  in off-system sales  is

          attributable to  a decrease in  demand for  power at  neighboring

          utilities.   The  decline  in residential  sales reflects  milder

          weather  during  the  six-month  period ended  June 30,  1995  as compared to the same period of 1994.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, decreased $4.2 million (5%).   This decrease primarily

          reflects a 4% decrease in tons of coal consumed.  Purchased power expense  increased $1.2 million (4%) due to an increase in demand costs ($2.2 million) partially offset  by a decrease in kilowatt-

          hour  purchases  ($1.0 million).  The decrease  in  kilowatt-hour purchases is due to the previously mentioned decline in kilowatt-

          hour sales.

              Other operating expenses increased $6.4 million (12%)  due to

          increased   generating   plant  operations   expenses  (primarily

          attributable to costs associated with  environmental compliance),

          advertising  and  marketing   program  expenses  and   timing  of

          administrative and general expenditures.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Maintenance  expense increased  $.9 million  (3%)  due to  an increase in  production maintenance resulting from  the timing of scheduled maintenance at KU's generating stations.  This increase

          was   substantially  offset   by   a  decrease   in  distribution

          maintenance in  1995. Extensive  ice storm  damage  in the  first quarter  of  1994  increased  distribution  maintenance  in  that period.

              Depreciation  expense increased  $5.1 million (16%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early 1995.

              Interest charges increased $3.3 million  (20%) reflecting the issuance  of $54 million of long-term  debt in the fourth quarter of 1994 and an increase in the average  amount of short-term debt outstanding.

              Federal  and   state   operating   income   taxes   decreased

          $6.4 million  (28%), primarily due to lower pre-tax income.


          CAPACITY REQUIREMENTS

              In   May  1995,  a   110-megawatt  (MW)   combustion  turbine

          generating unit, which was  placed in commercial operation during the  first quarter  of 1995, was  taken out  of service  due to a turbine blade problem.  In addition to this unit, KU has  decided not to  operate another similar combustion turbine unit placed in commercial operation  in  1994 and  has temporarily  discontinued

          testing  of  a  third   similar  unit  scheduled  for  commercial

          operation  later in 1995 until  the turbine blade  problem can be

          identified  and  corrected.     KU  is  currently  analyzing  the

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          situation  in cooperation  with the  vendor of  the three  110 MW generating units.  Although KU cannot predict the outcome of this matter, KU does not  believe this will have a  significant impact on  its results  of operations  or its  ability to  meet customer requirements.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          UTILITY ISSUES - COMPETITION

              In  March  1995,  the  Federal Energy  Regulatory  Commission

          (FERC) issued a Notice of Proposed Rulemaking (NOPR) by which the

          FERC will require public utilities that own or control facilities used  for  the  transmission  of electric  energy  in  interstate commerce  to  offer  "open  access"  transmission  service  on  a

          nondiscriminatory basis.   The  FERC also proposes  to allow,  in

          certain circumstances, the collection of charges for the recovery

          of  stranded costs  when customers change  power suppliers.   The

          FERC expects to issue final rules by February 1996.

              KU  filed  a  Transmission Services  (TS)  Tariff  and  Power

          Services (PS) Tariff on September 30, 1994 (refer to Management's

          Discussion  and Analysis in  the 1994 Annual  Report on Form 10-K

          under the heading "Utility Issues - Competition" for a discussion of  the TS Tariff and PS Tariff filed  by KU).  The FERC accepted the TS Tariff, subject to refund, effective December 1, 1994, but

          did not approve  the PS Tariff.   KU revised the  TS Tariff in  a

          filing made  on March 31,  1995 with  the FERC  in order  to meet certain provisions of the NOPR and reaffirmed its request for the

          market-based  PS Tariff.   On  May 31, 1995,  the FERC  issued an

          order which approved  the revised TS  Tariff, subject to  refund,

          and  approved the  PS Tariff  subject to  KU making  a compliance filing  which addressed certain aspects of the TS and PS Tariffs.

          On June 30, 1995, KU made the compliance filing with the FERC and the PS Tariff became effective on that date.

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

          KU and other utilities operate.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY

          ITEM 1.  LEGAL PROCEEDINGS

          ENVIRONMENTAL COST RECOVERY

             See Note 4 of the Notes to Financial Statements,  Environmental

          Cost  Recovery, for  an update  of environmental  surcharge legal proceedings.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At  the April 25,  1995  Annual Meeting  of  Shareholders,  the

          following proposal was acted upon and approved.

             (1)   To elect three Directors to the Board of Directors of

                  Kentucky Utilities Company.

                                                      Votes
                                           Votes for  Withheld

             William B. Bechanan           37,817,878    0
             Harry M. Hoe                  37,817,878    0
             Michael R. Whitley            37,817,878    0


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits.

                 The following exhibits are filed as part of this report:

                 Exhibit
                 Number           Description



                    4 Supplemental Indenture dated June 1, 1995 between Kentucky Utilities Company and Bank of America Illinois and Robert J. Donahue, as Trustees, providing for First Mortgage Bonds Series R of Kentucky Utilities Company.

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





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date     August 9, 1995               /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman of the Board and
                                                Chief Executive Officer






          Date     August 9, 1995               /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller