Form 10-Q
period 1995-09-30
KENTUCKY UTILITIES CO
filed 1995-11-03
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  September 30, 1995

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


            Number of shares of  Common Stock outstanding at November 2, 1995:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Three
                                                             Months Ended
                                                             September 30,
                                                            1995       1994


        Operating Revenues (See Notes 2 and 4)            $194,373  $156,512

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                        54,102    33,972
          Electric power purchased                          22,341    15,603
          Other operating expenses                          30,817    27,939
          Maintenance                                       16,027    15,209
          Depreciation                                      18,785    16,308
          Federal and state income taxes                    15,331    14,208
          Other taxes                                        3,897     3,536

               Total Operating Expenses                    161,300   126,775

        Net Operating Income                                33,073    29,737

        Other Income and Deductions:
          Interest and dividend income                         722       771
          Other income and deductions - net                  1,296     1,719

               Total Other Income and Deductions             2,018     2,490

        Income Before Interest Charges                      35,091    32,227

        Interest Charges                                    10,176     8,585

        Net Income                                          24,915    23,642

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 24,351  $ 23,078







          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)

                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                            1995       1994


        Operating Revenues (See Notes 2 and 4)            $516,278  $477,066

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                       140,487   121,203
          Electric power purchased                          55,749    47,842
          Other operating expenses                          91,542    82,271
          Maintenance                                       50,376    48,640
          Depreciation                                      56,271    48,646
          Federal and state income taxes                    31,599    36,872
          Other taxes                                       12,336    11,241

               Total Operating Expenses                    438,360   396,715

        Net Operating Income                                77,918    80,351

        Other Income and Deductions:
          Interest and dividend income                       2,158     3,273
          Other income and deductions - net                  4,152     4,767

               Total Other Income and Deductions             6,310     8,040

        Income Before Interest Charges                      84,228    88,391

        Interest Charges                                    29,824    24,932

        Net Income                                          54,404    63,459

        Preferred Stock Dividend Requirements                1,692     1,820

        Net Income Applicable to Common Stock             $ 52,712  $ 61,639







          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                          For the Nine Months
                                                          Ended September 30,
                                                            1995      1994
        Cash Flows from Operating Activities:

          Net Income                                      $ 54,404  $ 63,459
          Items not requiring (providing) cash currently:
            Depreciation                                    56,271    48,646
            Deferred income taxes and investment tax credit     21    (4,768)
            Changes in current assets and liabilities:
              Change in fuel inventory                       7,359    (2,968)
              Change in accounts receivable                (10,639)   (1,651)
              Change in accounts payable                   (17,518)      623
              Change in accrued taxes                        5,722     3,648
              Change in accrued utility revenues             5,831     4,964
              Change in liability to ratepayers               (179)  (28,704)
              Change in escrow funds                           181    29,582
            Other--net                                      10,459     3,665

        Net Cash Provided by Operating Activities          111,912   116,496

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (81,106) (130,035)
          Other                                               (172)      100

        Cash Used by Investing Activities                  (81,278) (129,935)

        Cash Flows from Financing Activities:

          Short-term borrowings - net                      (45,300)   59,100
          Issuance of long-term debt                        50,000         -
          Funds deposited with trustee - net                15,100    18,393
          Retirement of long-term debt                         (21)      (21)
          Retirement of preferred stock, including premium       -   (20,302)
          Payment of dividends                             (49,059)  (48,114)

        Net Cash Provided (Used) by Financing Activities   (29,280)    9,056

        Net Increase (Decrease) in Cash and Cash Equivalents 1,354    (4,383)

        Cash and Cash Equivalents Beginning of Period        3,111     8,832

        Cash and Cash Equivalents End of Period           $  4,465  $  4,449

        Supplemental Disclosures
          Cash paid for:
            Interest on short and long-term debt          $ 24,556  $ 20,561
            Federal and state income taxes                $ 24,160  $ 38,414



          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of       As of
                                                       Sept. 30,    Dec. 31,
                                                          1995        1994
        ASSETS
        Utility Plant:
          Plant in service, at cost                    $2,330,580  $2,238,926
          Less: Accumulated depreciation                  985,758     933,394
                                                        1,344,822   1,305,532
          Construction work in progress                    89,359     104,385
                                                        1,434,181   1,409,917
        Current Assets:
          Cash and cash equivalents                         4,465       3,111
          Escrow funds - coal contract litigation           6,730       6,911
          Construction funds held by trustee                3,697      18,553
          Accounts receivable                              52,351      41,712
          Accrued utility revenues                         18,396      24,227
          Fuel, principally coal, at average cost          28,293      35,652
          Materials and supplies, at average cost          22,621      20,081
          Other                                            11,401      10,616
                                                          147,954     160,863
        Investments, Deferred Charges and Other Assets:
          Unamortized loss on reacquired debt              11,559      12,324
          Other                                            35,100      34,996
                                                           46,659      47,320
               Total Assets                            $1,628,794  $1,618,100

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                          $  570,547  $  565,201
          Preferred stock                                  40,000      40,000
          Long-term debt                                  545,981     496,012
                                                        1,156,528   1,101,213
        Current Liabilities:
          Long-term debt due within one year                   21          21
          Short-term borrowings                            31,000      76,300
          Accounts payable                                 31,999      49,517
          Accrued interest                                 11,223       7,328
          Accrued taxes                                    15,144       9,422
          Customers' deposits                               6,565       6,423
          Accrued payroll and vacations                    10,620       8,207
          Liab. to ratepayers - coal contract litigation    6,730       6,909
          Other                                             7,108       6,275
                                                          120,410     170,402
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes               219,526     214,892
          Accumulated deferred investment tax credits      35,204      38,275
          Regulatory tax liability                         58,860      60,788
          Other                                            38,266      32,530
                                                          351,856     346,485
               Total Capitalization and Liabilities    $1,628,794  $1,618,100


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

              In  the  opinion  of management,  the  information  furnished herein  reflects all  adjustments, all  of which  are normal  and

          recurring,   which are necessary to present fairly the results of

          the  periods shown and the  disclosures which have  been made are

          adequate  to make  the  information not  misleading.   Results of

          interim periods are not necessarily indicative of results for any twelve-month period due to the seasonal nature of KU's business.

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

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


              Operating  revenues  for   the  three-month  and   nine-month

          periods ended  September 30, 1994  were reduced by  $17.5 million

          and  $18.4 million,  respectively,   resulting  from  the  above-

          mentioned refund.   The refund  also resulted in  a reduction  of

          fuel  expense for  the three-month  and nine-month  periods ended

          September 30,    1994    of   $18.6 million    and   $22 million,

          respectively.  The difference  between the reduction in operating revenues and  the  reduction in  fuel  expense is  attributed  to

          incurred  litigation  costs,  fuel   costs  savings  related   to

          off-system  sales and  costs  incurred to  administer the  refund plan.  These amounts were  allowed to be retained by  KU pursuant to regulatory orders.

          3.  FINANCING

              In  June  1995,  KU  issued  $50 million  of  Series R  First

          Mortgage  Bonds which will mature June 1,  2025 and bear interest at 7.55%.  The  proceeds were used primarily to  refinance short-

          term  indebtedness  incurred  to  finance   ongoing  construction

          expenditures and general corporate requirements.

          4.  ENVIRONMENTAL COST RECOVERY

              In July 1994,  the Kentucky  Public Service  Commission (PSC)

          approved   KU's  January   1994   application  to   implement  an

          environmental surcharge.  The surcharge, authorized by a Kentucky statute enacted in 1992, is designed to recover certain operating and capital  costs related to  compliance with federal,  state or local environmental requirements associated with the production of energy  from coal, including the Federal Clean Air Act as amended.

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          KU's environmental  surcharge was implemented in  August 1994 and is described in Item 1 of the 1994 10K.

              The constitutionality of the surcharge  was challenged in the

          Franklin County  (Kentucky) Circuit  Court (Circuit Court)  in an

          action brought against KU and the PSC by the Attorney General  of

          Kentucky  and representatives of customer groups.   In July 1995,

          the Circuit  Court entered  a judgment (Circuit  Court judgement)

          holding  the surcharge  statute constitutional but  vacating that part of the  PSC order  allowing KU to  recover costs  associated with  environmental expenditures incurred before January 1, 1993,

          the effective  date of  the surcharge statute,  and ordering  the action remanded to  the PSC for determination  in accordance with the  Circuit Court  judgement.  On  August 23, 1995,  KU's motion requesting the Circuit Court to  amend the Circuit Court judgment and sustain the PSC order in its entirety was overruled.  KU, the

          Attorney General of  Kentucky, the PSC and representatives of the customer groups all have appealed  the Circuit Court judgment  to the Kentucky Court of  Appeals.  KU management believes  that the part of the Circuit Court judgment  holding the surcharge statute constitutional will be upheld on appeal.

              The PSC  issued an  order that  provides, in  part, that  all environmental surcharge revenues collected by KU from the date of the order  (August 22, 1995) shall  be subject to  refund pending

          final  determination   of  the   proceedings  discussed   in  the

          immediately preceding paragraph.  The total collections under the surcharge from August 22,  1995 through  September 30, 1995  were

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          approximately  $2.5 million;  however,   if  the  Circuit   Court

          judgment is ultimately  upheld as entered, KU estimates  that the amount it would be required to  refund (which is based solely  on costs  associated with environmental expenditures incurred before

          January 1, 1993) for  surcharge collections from August 22,  1995 through September 30, 1995 would be approximately $1 million.  If

          refunds  were   ordered  for  surcharge   collections  prior   to

          August 22, 1995, KU estimates  that the total amount it  would be required to  refund through  September 30, 1995 would  not exceed

          $6 million.

              At  this  time,  KU  has  not recorded any reserve for refund.

          KU cannot predict the outcome  of  these  proceedings with respect to that part of the  Circuit  Court judgment  disallowing  recovery of costs associated with environmental expenditures incurred before

          January 1, 1993.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY & RESOURCES

              KU's   construction  expenditures   decreased   approximately

          $14 million and $49 million during the three-month and nine-month periods ending September 30, 1995, respectively, compared to  the same  periods of 1994.  The decrease is attributable primarily to planned reductions in expenditures for combustion turbine peaking units and for compliance with the 1990 Clean Air Act Amendments.

              Refer to  Note 3 of the  Notes to Financial  Statements for a

          discussion of KU's financing activities.

          RESULTS OF OPERATIONS

          Quarter ended September 30, 1995, compared to the Quarter ended September 30, 1994

             Net  income applicable  to  common stock  for  the three-month period ended  September 30,  1995 was  $24.4 million compared  to

          $23.1 million for the corresponding period of 1994.  The increase reflects the positive effects of warmer weather during  the third quarter of 1995 compared  to 1994, which were somewhat  offset by increases in  electric power purchases, other  operating expenses and depreciation as further discussed below.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Three Months
                                                 Ended Sept. 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             18        $ 10,827
          Commercial                               8           3,773
          Industrial                               6           2,552
          Mine Power & Public Authorities          3             971
              Total Retail Sales                  10          18,123
          Wholesale                               11           1,844
          Off-System                             (19)           (929)
          Miscellaneous Revenues & Other           -           1,283
               Total Before Refund                 6          20,321
          Provision for Refund -
            Litigation Settlement                  -          17,540
              Total                                6        $ 37,861

          Operating revenues, before the impact of the refunds to customers during 1994, increased  $20.3 million (12%).  (Refer to Note 2 of the Notes  to Financial Statements, "Operating  Revenues and Fuel

          Costs", for  a discussion of  the refunds to  customers resulting from the resolution of a coal  contract dispute and the impact on

          1994  operating results).  The increase reflects a 6% increase in

          kilowatt-hour   sales  and   $4.4 million  recovered   under  the

          environmental  surcharge.   (Refer  to  Note 4  of the  Notes  to

          Financial   Statements,   "Environmental   Cost  Recovery,"   for

          information   relating   to    environmental   surcharge    legal

          proceedings.)     The   increase   in   kilowatt-hour  sales   is

          attributable   to  increases   in  residential,   commercial  and

          industrial  sales partially  offset  by a  decline in  off-system sales.  The  decrease in  off-system sales is  attributable to  a

          decrease in  demand  for power  at  neighboring utilities.    The

          increase in industrial  sales reflects continued  economic growth in  the manufacturing sector of KU's  service area.  About 29% of

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          the  industrial sales increase was due to greater sales to Toyota

          Motor Manufacturing U.S.A.,  Inc. (TMM),  KU's largest  customer.

          The  increases  in  residential  and  commercial   sales  reflect

          unusually warm weather during the third quarter  of 1995 compared

          to  1994.   KU  set an  all-time peak  demand for  electricity on

          August 16, 1995 of 3,341 megawatts.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, increased $1.5 million (3%).   The increase reflects a

          3% increase in tons of coal consumed, offset by a  1% decrease in

          the  average price  per ton  of coal  consumed.   Purchased power

          expense increased  $6.7 million (43%) due to  increases in demand

          ($.5 million) and  energy costs ($6.2 million).   The increase in

          energy costs  reflects a 35% increase  in kilowatt-hour purchases as well as less favorable pricing.  The increase in kilowatt-hour purchases is attributable to the previously mentioned increase in kilowatt-hour sales due to the unusually warm weather.

              Other operating expenses increased $2.9 million (10%) due  to

          increased   generating   plant   operations  expenses   primarily

          attributable to costs associated with environmental compliance.

              Depreciation  expense increased  $2.5 million (15%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early in 1995.

              Interest charges increased $1.6 million  (19%) reflecting the issuance of $54 million of  long-term debt in the  fourth quarter of  1994 and the issuance of $50 million of long-term debt in the second quarter of 1995.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Nine Months ended September 30, 1995, compared to the Nine Months ended September 30, 1994

              Net  income applicable  to common  stock  for the  nine-month period ended September 30, 1995  was $52.7 million as compared to

          $61.6 million for the corresponding period of 1994.  An  increase in  revenues  during the  nine-month period  ending September 30,

          1995 as compared to the same  period of 1994 was more than offset

          by  increases  in  electric  power  purchases,  other   operating

          expenses, depreciation and  interest as further  discussed below.

          Net  income for  the first  quarter of  1994 included  a one-time recovery  of  about $1.9 million  from the  resolution of  a coal

          contract  dispute.   For  additional  information concerning  the

          refunds resulting from  resolution of the dispute  and the impact on  1994 operating  results,  refer to  Note 2  of the  Notes  to

          Financial Statements, "Operating Revenues and Fuel Costs."

                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Nine Months
                                                 Ended Sept. 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                              3        $ 10,211
          Commercial                               3           6,209
          Industrial                               5           7,060
          Mine Power & Public Authorities          -           2,217
              Total Retail Sales                   3          25,697
          Wholesale                                4           2,008
          Off-System                             (34)         (8,577)
          Miscellaneous Revenues & Other           -           1,642
               Total Before Refund                (1)         20,770
          Provision for Refund -
            Litigation Settlement                  -          18,442
              Total                               (1)       $ 39,212


              Operating  revenues, before  the  impact  of the  refunds  to

          customers,  increased   $20.8 million  (4%).    The  increase  is

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          attributable   to  amounts  recovered   under  the  environmental

          surcharge  ($12.5 million) as  well as  favorable changes  in the

          customer mix of  kilowatt-hour sales.   (Refer to  Note 4 of  the

          Notes to Financial Statements, "Environmental Cost Recovery," for

          information   relating   to    environmental   surcharge    legal

          proceedings.)     Although  total  kilowatt-hour  sales  remained

          relatively flat, the revenue  impact of increases in residential,

          commercial and  industrial sales was  only partially offset  by a decrease in  off-system sales.  The increases  in residential and commercial  sales reflect the  unusually warm weather experienced during  the  third quarter  of 1995  which  more than  offset the effects  of milder weather during  the first six  months of 1995.

          The  increase  in  industrial sales  reflects  continued economic

          growth in the manufacturing  sector of KU's service area.   About

          33% of the  industrial sales increase is due to  greater sales to

          TMM.    The decrease  in off-system  sales  is attributable  to a

          decrease in demand for power at neighboring utilities.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers,  decreased  $2.7 million   (2%).    The   decrease  is

          primarily attributable  to a decrease  in tons of  coal consumed.

          Purchased  power  expense  increased $7.9 million  (17%)  due  to increased demand ($2.7 million) and energy  costs ($5.2 million).

          The  increase in energy costs reflects a 7% increase in kilowatt-

          hour purchases as well  as less favorable pricing.   The increase

          in  kilowatt-hour purchases  is  attributable to  the significant demand for electricity during the  third quarter primarily due to the unusually warm weather.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Other operating expenses increased $9.3 million  (11%) due to

          increased   generating   plant  operations   expenses  (primarily

          attributable  to costs associated with environmental compliance),

          advertising and marketing program expenses and administrative and general expenses.

              Maintenance  expense increased  $1.7 million (4%)  due  to an increase in  production maintenance resulting from  the timing of scheduled maintenance at KU's generating stations.  This increase

          was   substantially   offset  by   a  decrease   in  distribution

          maintenance in 1995.   Extensive  ice storm damage  in the  first

          quarter  of  1994  increased  distribution  maintenance  in  that period.

              Depreciation  expense increased  $7.6 million (16%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early in 1995.

              Interest charges increased $4.9 million (20%) reflecting  the issuance of $54 million  of long-term debt in  the fourth quarter of 1994, $50 million of  long-term debt in the second  quarter of

          1995 and an  increase in  the average amount  of short-term  debt outstanding during the first six months of 1995.

              Federal  and   state   operating   income   taxes   decreased

          $5.3 million (14%), primarily due to lower pre-tax income.



          CAPACITY REQUIREMENTS

              In  May  1995,   a  110-megawatt   (MW)  combustion   turbine

          generating unit, which was  placed in commercial operation during the  first quarter  of 1995, was  taken out  of service  due to a

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          turbine blade problem.   In addition to this unit, KU has decided

          not to operate another similar combustion turbine unit  placed in commercial operation  in  1994 and  has temporarily  discontinued

          testing  of  a  third   similar  unit  scheduled  for  commercial

          operation  later in 1995 until  the turbine blade  problem can be corrected.  KU  has analyzed this  situation in cooperation  with

          the  vendor of  the three  110 MW generating  units.   KU expects

          these units to be fully operational before year end.



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

              Although KU  does not expect  either of these  new tariffs to have a material impact on its  1995 revenues or net income,  they are indicative  of  the increasingly  competitive environment  in which KU and other utilities operate.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY

          ITEM 1.  LEGAL PROCEEDINGS

          ENVIRONMENTAL COST RECOVERY

             See   Note 4    of   the   Notes   to   Financial   Statements,

          "Environmental  Cost Recovery,"  for  an update  of environmental surcharge legal proceedings.





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





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date  November 2, 1995                /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman of the Board and
                                                Chief Executive Officer






          Date  November 2, 1995                /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller