Form 10-Q/A
period 1995-09-30
KENTUCKY UTILITIES CO
filed 1995-12-19
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-Q/A


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

                 Exhibit
                 Number           Description

                 12.01   Computation of Ratio of Earnings to Fixed Charges.

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





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date  December 19, 1995               /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman of the Board and
                                                Chief Executive Officer






          Date  December 19, 1995               /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller