Form 10-K405
period 1995-12-31
KENTUCKY UTILITIES CO
filed 1996-03-11
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-K

          X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the fiscal year ended     December 31, 1995

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

     Number of shares of Common Stock outstanding at March 8, 1996: 37,817,878 shares (owned by the parent - KU Energy Corporation).

                     Documents Incorporated by Reference:  None

     Exhibit Index appears on page 43.

                             KENTUCKY UTILITIES COMPANY

                                      Form 10-K

               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1995
                                    _____________

                                  TABLE OF CONTENTS

     Item                                                              Page
                                       PART I

     1. Business   . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     2. Properties   . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 10

     4. Submission of Matters to a Vote of Security Holders  . . . . . . 10

        Executive Officers of the Registrant   . . . . . . . . . . . . . 11


                                       PART II

     5. Market for Registrant's Common Equity and Related
          Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . 13

     6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 14

     7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . 16

     8. Financial Statements and Supplementary Data  . . . . . . . . . . 24

     9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure   . . . . . . . . . . . . . . . . . . 41

                                      PART III

    10. Directors and Executive Officers of the Registrant   . . . . . . 41

    11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . 41

    12. Security Ownership of Certain Beneficial Owners and Management   41

    13. Certain Relationships and Related Transactions   . . . . . . . . 41

                                       PART IV

    14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 42

        Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . 43

        Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . 48

                                       PART I
     Item 1.  Business

     General

     Kentucky Utilities Company (KU) is a wholly owned subsidiary of KU Energy Corporation (KU Energy). KU is a public utility engaged in producing and selling electric energy. KU provides electric service to about 425,500 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 28,600 customers in 5 counties in southwestern Virginia. In Virginia, KU operates under the name Old Dominion Power Company. Of the Kentucky communities, 161 are incorporated municipalities served under unexpired municipal franchises and the rest are unincorporated communities where no franchises are required. Service has been provided in Virginia without franchises for a number of years. The lack of Virginia franchises is not expected to have a material adverse effect on KU's operations. KU also sells electric energy at wholesale for resale in 12 municipalities.

     The territory served by KU has an aggregate population estimated at about 1,000,000. The largest city served is Lexington, Kentucky. The population of the metropolitan Lexington area is estimated at about 225,000. The populations of the next 10 largest cities served at retail range from about 21,000 to 9,000. The territory served includes most of the Blue Grass Region of central Kentucky and parts of the coal mining areas in southeastern and western Kentucky and southwestern Virginia. Lexington is the center of the Blue Grass Region, in which thoroughbred horse, burley tobacco and bourbon whiskey distilling industries are located. Among the principal industries in the territory served are coal mining, automotive and related industries, the manufacture of paper and paper products and of electrical and other machinery and primary metals processing.

     Revenues

     KU's sources of electric revenues and the respective percentages of total revenues for the three years 1993-1995 were as follows:

          Year Ended December 31,              1995               1994              1993
                                              Amount  %          Amount   %        Amount   %
                                                         (dollars in thousands)

          Residential                     $ 232,760  34     $ 213,574    34     $ 210,759  35
          Commercial                        151,778  22       142,207    22       138,271  23
          Industrial                        130,066  19       120,043    19       111,857  18
          Mine Power                         36,076   5        36,498     6        34,977   6
          Public Authorities                 54,161   8        49,869     8        48,142   8
          Wholesale                          50,699   7        47,961     7        46,898   8
          Opportunity                        25,241   4        41,704     7        15,565   2
          Miscellaneous Revenues              5,649   1         4,181     -         3,428   -
          Provision for Refund -
            Litigation Settlement                 -   -       (19,385)   (3)       (3,309)  -
               Total                      $ 686,430 100     $ 636,652   100     $ 606,588 100

     The electric utility business is affected by seasonal weather patterns. As a result, operating revenues (and associated operating expenses) are
     not  generated  evenly throughout  the year.    See Item  7, Management's
     Discussion and Analysis of Financial Condition and Results of Operations - Sales and Revenues for information related to revenues including those from opportunity sales.

     Operations

     KU's net generating capability was 3,509 megawatts at December 31, 1995. An additional 110-megawatt combustion turbine peaking unit is scheduled to be placed into commercial operation in 1996. The net generating capability available for operation at any time may be lower because of periodic outages of generating units due to inspection, maintenance, fuel restrictions, or modifications required by regulatory agencies. KU obtains power from other utilities under bulk power purchase and interchange contracts. At December 31, 1995, KU's system capability, including purchases from others, was 3,903 megawatts. On August 16, 1995, an all-time system peak demand, on a one-hour integrated basis, was set at 3,341 megawatts. This peak was surpassed on February 5, 1996 by a 3,391 megawatt peak. See Item 2, Properties-Construction for a discussion of KU's plans to add additional peaking capacity.

     The percentage of KU's system output which was internally generated and purchased for the periods indicated was as follows:

                                              1995      1994       1993
               Internally Generated             82%       83 %       89 %
               Purchased                        18%       17 %       11 %


     KU is one of 28 members of the East Central Area Reliability Coordination Agreement, the purpose of which is to augment the reliability of the members' bulk power supply through coordination of planning and operation of generation and transmission facilities. The members are engaged in the generation, transmission and sale of electric power and energy in the east central area of the United States, which covers all or portions of Michigan, Indiana, Ohio, Kentucky, Pennsylvania, Virginia, West Virginia and Maryland. KU also has interconnections and contractually established operating arrangements with neighboring utilities and cooperatives.

     Under a contract with Owensboro Municipal Utilities (OMU), KU has agreed to purchase from OMU the surplus output of the 150-megawatt and 250-megawatt generating units at OMU's Elmer Smith station. Purchases under the contract are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power constituted about 8% of KU's net system output during 1995. See Note 4 of the Notes to Financial Statements.

     KU owns 20% of the common stock of Electric Energy, Inc. (EEI), which owns and operates a 1,000-megawatt generating station in southern Illinois. KU's entitlement is 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power constituted about 8% of KU's net system output in 1995. See Note 4 of the Notes to Financial Statements.

     KU had approximately 2,230 employees at December 31, 1995, of which about 300 are covered by union contracts expiring August 1996.

     Fuel Matters

     Coal-fired generating units provided more than 99% of KU's net kilowatt-hour generation for 1995. The remainder of KU's net generation for 1995 was provided by hydroelectric plants, oil and/or natural gas burning units. The average delivered cost of coal purchased, per ton and per million BTU (MBTU), and the percentage of spot coal purchases for the periods indicated were as follows:

                                                   1995      1994     1993


        Per ton - all sources                   $ 28.37   $ 28.91   $ 27.92
        Per MBTU - all sources                  $  1.16   $  1.19   $  1.15

        Per ton - spot purchases only           $ 26.84   $ 28.33   $ 26.23
        Per MBTU - spot purchases only          $  1.10   $  1.16   $  1.08
        Spot purchases as % of all sources           30 %      46 %      44 %


     KU maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units.
     Reliability of coal deliveries can be affected from time to time by a number of factors, including coal mine labor strikes and other supplier or transporter operating difficulties.

     KU believes there are adequate reserves available to supply its existing base-load generating units with the quantity and quality of coal required for those units throughout their useful lives. KU intends to meet a substantial portion of its coal requirements with 3-year and 5-year contracts. KU anticipates that coal supplied under such contracts will represent about two-thirds of the requirements over the next several years. As part of this strategy, KU is currently negotiating and will continue to negotiate replacement contracts as contracts expire. KU does not anticipate any problems negotiating new contracts for future coal needs. The balance of coal requirements will be met through spot purchases. See Note 4 of the Notes to Financial Statements for the estimated obligations under existing fuel contracts for each of the years 1996 through 2000.

     KU has no long-term contracts in place for the purchase of natural gas for its combustion turbine peaking units. KU has met its gas requirements through spot purchases. KU does not anticipate encountering any significant problems acquiring an adequate supply of fuel necessary to operate its peaking units. See Item 2, Properties-Construction for a discussion of KU's plans to add additional peaking capacity.

     Environmental Matters

     Federal and state agencies have adopted environmental protection standards which apply to the electric operations of KU. Capital expenditures to comply with these standards amounted to about $193 million during the 1991-1995 time period.

     KU's generating units are operated in compliance with the Kentucky Natural Resources and Environmental Protection Cabinet's (Cabinet) State Implementation Plan (KYSIP) and New Source Performance Standards developed under the Clean Air Act. The KYSIP is a federally approved plan for the attainment of the national ambient air quality standards. The KYSIP contains standards relating to the emissions of various pollutants (sulfur dioxide, particulates and nitrogen oxides) from KU's fossil-fuel fired steam electric generating units. These emission standards are of varying stringencies and compliance with these standards is attained through a variety of air pollution control technologies (scrubbers, electrostatic precipitators, and low NOx burners) and the use of low-sulfur coal. KU's operations are in substantial compliance with current emission standards.

     The acid rain control provisions of the 1990 Clean Air Act Amendments, which are effective in two phases, require KU to further decrease the emissions of sulfur dioxide and nitrogen oxides from its fossil-fuel fired steam electric generating units. Ghent Unit 1, E. W. Brown Units 1, 2 and 3, and Green River Unit 4 have been designated as Phase I affected units which were required to comply with sulfur dioxide emission reduction obligations beginning January 1, 1995. In order to comply with these sulfur dioxide emission limitations, KU has installed a scrubber and related facilities on Ghent Unit 1 and switched to lower sulfur coal on some other Phase I affected units. In addition, these units were retrofitted with low NOx burners in order to comply with applicable nitrogen oxide limitations under United States Environmental Protection Agency (EPA) regulations. The EPA issued final acid rain permits for each of KU's Phase I affected units. The EPA's approval of KU acid rain compliance plan was accompanied by bonus allowances awarded for the installation of the scrubber on Ghent Unit 1 and an extension of the Phase I effective date to January 1, 1997, for certain portions of the sulfur dioxide emission limitations. KU's current emission allowance strategy, in part, includes the banking of unused sulfur dioxide emission allowances. These unused allowances result from the bonus allowances received from the EPA and the expected reduced sulfur dioxide emissions from the installation of the Ghent Unit 1 scrubber. The banked allowances are expected to allow KU to delay capital expenditures associated with KU's Phase II acid rain compliance obligations, which are effective January 1, 2000. KU's Phase II compliance strategy, in addition to utilizing banked allowances, may include additional fuel switching or the installation of additional scrubbers. However, KU will continue to reassess its options for complying with Phase II emission reduction requirements to determine an overall least cost strategy. See
     Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Construction Requirements and - Environmental Matters for additional discussion.

     During 1990, each of KU's five fossil-fuel fired steam electric generating stations was re-issued a wastewater discharge permit by the Cabinet under the Clean Water Act's National Pollutant Discharge Elimination System. These 5-year permits place water quality-based effluent limitations (i.e., thermal and chemical limits) on each of the power plant's discharges. KU's operations are in substantial compliance with the conditions in the permits. KU is in the process of renewing the required permits that expired in 1995, which continue in effect until new permits are issued.

     Pursuant to the Resource Conservation and Recovery Act, utility wastes (fly ash, bottom ash and scrubber sludge) have been categorized as special wastes (i.e., wastes of large volume, but low environmental hazard). The EPA has concluded that the disposal of coal combustion byproducts by practices common to the utility industry are adequate for the protection of human health and the environment. The Cabinet also regulates utility wastes as special wastes under its waste management program.

     Under the Toxic Substances Control Act, the EPA regulates the use, servicing, repair, storage and disposal of electrical equipment containing polychlorinated biphenyls (PCB). To comply with these regulations, KU has implemented procedures to be followed in the handling, storage and disposal of PCBs. In addition, KU has completed the mandated phase out of all of its pole-class PCB capacitors and has no vault-type PCB transformers in use, in or near commercial buildings.

     On February 13, 1990, KU received a letter from the EPA identifying KU and others as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) for a disposal site in Daviess County, Kentucky. The letter also asked KU and the other persons or entities named to proceed voluntarily with a remediation program at the site. Under Superfund, a responsible party may be liable for all or a portion of all monies expended by the government to take corrective action at the site. The EPA has turned over responsibility for investigation of the site and development of a remediation plan to a group (not including KU) originally named as potentially responsible parties. KU has entered into an agreement with the group as to the portion of the investigation and development costs to be borne by KU in connection with the site. The agreement does not cover costs which may be incurred in connection with any remediation plan. A remediation plan is before the EPA for approval. KU does not believe that any liability with respect to the site will have a material impact on its financial position or results of operations.

     Regulation

     KU is subject to the jurisdiction of the Kentucky Public Service Commission (PSC) and the Virginia State Corporation Commission (SCC) as to retail rates and service, accounts, issuance of securities and in other respects. The Federal Energy Regulatory Commission (FERC) has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale sale of power and related transactions and accounting practices of KU, and in certain other respects as provided in the Act. The FERC has classified KU as a "public utility" as defined in the Act. By reason of owning and operating a small amount of electric utility property in one county in Tennessee (having a gross book value of about $212,000), KU may also be subject to the jurisdiction of the Tennessee Public Service Commission as to retail rates, accounts, issuance of securities and in other respects. Since 1992, utilities in Kentucky have had the option to use either a historical test period or a forward-looking test period in rate filings.

     KU's fuel adjustment clause for Kentucky customers, which operates to reflect changes in the cost of fuel in billings to customers, is designed to conform to a general regulation providing for a uniform monthly fuel adjustment clause for all electric utilities in Kentucky subject to the jurisdiction of the PSC. The clause is based on a formula approved by the FERC but with certain modifications, including the exclusion of excess fuel expense attributable to certain forced outages, the filing of fuel procurement documentation, a procedure for billing over and under recoveries of fuel cost fluctuations from the base rate level and provision for periodic public hearings to review past adjustments, to make allowance for any past adjustments found not justified, to disallow any improper expenses and to re-index base rates to include current fuel costs. The fuel adjustment clause mechanism for Virginia customers uses an average fuel cost factor based primarily on projected test year fuel costs. The fuel cost factor is adjusted annually for the over or under collection of fuel costs from the previous year.

     Rate regulation in Kentucky allows each electric utility with a PSC-approved environmental compliance plan and environmental surcharge to recover on a current basis the cost of complying with federal, state or local environmental requirements, including the Federal Clean Air Act as amended, which applies to coal combustion wastes and by-products from facilities utilized for the production of energy from coal. During 1994, the PSC approved KU's environmental surcharge, which is designed to allow KU to recover compliance related operating expenses and to earn a return on those compliance related capital expenditures not already included in existing rates through the application of the surcharge each month to customers' bills. Surcharge billings are subject to periodic PSC review of the level of environmental expenditures and reconciliation of previous surcharge billings with actual costs. For additional information regarding the environmental surcharge, including information concerning pending legal proceedings, see Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery."

     Integrated resource planning regulations in Kentucky require KU and the other major utilities to make triennial filings with the PSC, of various historical and forecasted information relating to forecasted load, capacity margins and demand-side management techniques. KU is required to make its next filing on April 22, 1996.

     Pursuant to Kentucky law, the PSC has established the boundaries of the service territory or area of each retail electric supplier in Kentucky (including KU), other than municipal corporations, within which each such supplier shall have the exclusive right to render retail electric service.

     The SCC requires each Virginia utility to make annual filings of either a base rate change or an Annual Informational Filing consisting of a set of standard financial schedules. These filings are subject to review by the SCC Staff. The SCC issues a Staff Report, which includes any findings or recommendations to the SCC relating to the individual utility's financial performance during the historic 12-month period, including previously accepted adjustments.

     KU is presently exempt from all the provisions of the Public Utility Holding Company Act of 1935, except Section 9(a)(2) thereof (which relates to the acquisition of securities of public utility companies), by virtue of the exemption granted by an order of the Securities and Exchange Commission dated April 19, 1949 and, absent further action by the Commission, by virtue of annual exemption statements filed by KU with the Commission pursuant to Rule 2 prescribed under the Act.

     National Energy Policy Act

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Utility Issues - Competition.

     Transmission Services and Power Services Tariffs

     In March 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) by which the FERC will require public utilities that own or control facilities used for the transmission of electric energy in interstate commerce to offer "open access" transmission service on a nondiscriminatory basis. The FERC also proposes to allow, in certain circumstances, the collection of charges for the recovery of stranded costs when customers change power suppliers. The FERC expects to issue final rules in 1996. For further discussion, see Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operation - Utility Issues- Competition.

     KU placed a Transmission Services (TS) Tariff into effect in 1994 and a Power Services (PS) Tariff into effect in 1995. The TS Tariff covers wholesale transactions involving the use of KU's transmission system. The PS tariff allows KU to sell wholesale power at market-based rates. The FERC staff, intervenors and KU are engaged in settlement discussions designed to settle all outstanding issues. Both tariffs are subject to refund pending final FERC approval.

     Although these  new tariffs did not  have a material impact  on KU's 1995
     revenues   or  net  income,  they  are  indicative  of  the  increasingly competitive environment in which KU and other utilities operate.

     Item 2.  Properties

     KU owns and operates the following electric generating stations:
                                                              Nameplate      Effective
                                                             Rating (KW)  Capability (KW)
      Steam:            Ghent           Ghent, Ky              2,226,060        1,976,000
                        Green River     South Carrollton, Ky     263,636          242,000
                        E. W. Brown     Burgin, Ky               739,534          661,000
                        Tyrone          Tyrone, Ky               137,500          136,000
                        Pineville       Four Mile, Ky             37,500           34,000
      Hydro:            Dix Dam &
                        Lock #7         Burgin, Ky                30,297           24,000
      Gas/Oil Peaking:  Haefling        Lexington, Ky             62,100           59,000
                        E.W. Brown      Burgin, Ky               357,000          377,000
                                                               3,853,627        3,509,000

     Substantially all properties are subject to the lien of KU's Mortgage Indenture.

     Construction

     Three 110-MW combustion turbine peaking units have been installed over the past two years. The first peaking unit was placed into commercial operation in late 1994. The second and third units were placed into commercial operation in February 1995 and December 1995, respectively. The total construction expenditures for the years 1996 through 2000 are estimated at $547 million. Such expenditures include an estimated $190 million for generating facilities, $83 million for transmission facilities and $274 million for distribution and general facilities. Included in total construction expenditures for the 1996-2000 period are $120 million for 485 MW of peak generating capacity to be added during 1996-2000 (including one substantially complete unit with an effective capability of 110-MW scheduled for commercial operation in 1996.) KU has no plans to install coal-fired baseload generating capacity before 2010.

     Construction expenditures for the years 1991 through 1995 aggregated about $647 million. See Note 4 of the Notes to Financial Statements for the estimated amounts of construction expenditures for each of the years 1996 through 2000.

     KU frequently reviews its construction program and construction expenditures, which may be affected by numerous factors, including the rate of load growth, changes in construction costs, changes in environmental regulations, least cost planning, the adequacy of rate relief and KU's ability to raise necessary capital. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.) KU's planned additions to its electric generating capacity are based on future load projections using estimated load growth rates. Consideration is also given to projections by neighboring utilities of their future loads and capacity. However, forecasts of future loads are subject to numerous uncertainties, including economic conditions and effectiveness of energy conservation measures.


     Item 3.  Legal Proceedings

     Environmental Cost Recovery

     See Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery," for a discussion of environmental surcharge legal proceedings.

     Fuel Matters

     As previously reported in Item 3 of the Quarterly Report on Form 10-Q for the period ending June 30, 1995, a former coal supplier of KU initiated arbitration proceedings to recover on-going reclamation costs claimed to have been incurred during mining operations at the supplier's mine used to supply KU under a contract that expired in 1988. In addition, the supplier also was seeking to recover final reclamation costs which began in 1994 and were estimated to continue for four more years. This matter was settled in December 1995 resulting in no obligation to KU.

     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant
                              Current      Positions Held During at Least the
      Name and Age         Positions Held  Last 5 Years


      Michael R. Whitley   Chairman and    Chairman of the Board of KU since
      Age 52               President*      August 1995 and President from
                                           November 1994.  Director of KU
                                           since March 1992.  Senior Vice-
                                           President of KU from March 1987 to
                                           November 1994.  Secretary of KU
                                           from July 1978 to November 1992.

      James M. Allison     Senior Vice-    Senior Vice-President of KU since
      Age 42               President       November 1994.  Vice-President of
                                           KU from February 1993 to November
                                           1994.  President and Chief
                                           Operating Officer of Wheeling
                                           Power Company from October 1989 to
                                           January 1993.

      O. M. Goodlett       Senior Vice-    Senior Vice-President of KU since
      Age 48               President*      November 1992.  Vice-President of
                                           KU from April 1982 to November
                                           1992.

      Wayne T. Lucas       Senior Vice-    Senior Vice-President of KU since
      Age 48               President       November 1994.  Vice President of
                                           KU from November 1986 to November
                                           1994.

      George S. Brooks II  General         Corporate Secretary of KU since
      Age 45               Counsel and     November 1992, and General Counsel
                           Corporate       since January 1988.
                           Secretary*

      Gary E. Blake        Vice-President  Vice-President of KU since
      Age 42                               November 1992.  Western Division
                                           Manager of KU from October 1991 to
                                           November 1992.  Assistant Western
                                           Division Manager of KU from March
                                           1990 to October 1991.  Field
                                           Operations Coordinator for KU from
                                           April 1986 to March 1990.

      William E. Casebier  Vice-President  Vice-President of KU since May
      Age 53                               1988.

                              Current      Positions Held During at Least the
      Name and Age         Positions Held  Last 5 Years

      Linda M. DiMascio    Vice-President  Vice-President of KU since
      Age 41                               February 1995. Director of Human
                                           Resources of Tucker Housewares
                                           from September 1994 to February
                                           1995.  Senior Area Coordinator for
                                           U.S. Manufacturing Department of
                                           Mobil Oil Corporation from April
                                           1992 to September 1994.  Assistant
                                           Employee Relations Manager,
                                           Torrance Refinery of Mobil Oil
                                           Corporation from October 1989 to
                                           April 1992.

      Gary L. Hawley       Vice-President  Vice President of KU since January
      Age 47                               1996.  Director of Bulk Power
                                           Planning from November 1986 to
                                           January 1996.
      Robert M. Hewett     Vice-President  Vice-President of KU since January
      Age 48                               1982.

      Ronald L. Whitmer    Vice-President  Vice-President of KU since
      Age 63                               November 1992.  Director of
                                           Production and Generation
                                           Construction of KU from May 1985
                                           to November 1992.  (Retired
                                           effective January 1996.)

      William N. English   Treasurer*      Treasurer of KU since April 1982.
      Age 45

      Michael D. Robinson  Controller*     Controller of KU since August
      Age 40                               1990.

      John J. Maloy, Jr.   Assistant       Assistant Treasurer of KU since
      Age 41               Treasurer       August 1984.
                                           (Not an Executive Officer)

     Note: Officers are elected annually by the Board of Directors.   There is
           no family relationship between any executive officer and any other executive officer or any director.

     * Certain executive officers of KU may be considered "executive officers" of KU Energy for certain purposes. Identified persons hold positions with the same titles at KU Energy. Refer to KU Energy's Annual Report on Form 10-K for information concerning positions held during the last five years and information concerning KU Energy executive officers.

                                      PART II


     Item 5. Market  for Registrant's  Common Equity  and Related  Stockholder
             Matters

     All of the outstanding common stock of KU is held by KU Energy.

     The following table sets forth the cash distributions (in thousands of dollars) on common stock paid by KU for the periods indicated:


                                        1995          1994
               First Quarter         $ 15,789      $ 15,411
               Second Quarter        $ 15,789      $ 15,411
               Third Quarter         $ 15,789      $ 15,411
               Fourth Quarter        $ 15,883      $ 15,411



     See Note 5 of the Notes to Financial Statements for information regarding dividend restrictions.

     Item 6.  Selected Financial Data

      Year ended December 31,                   1995       1994      1993       1992      1991
                                                                                (in thousands)
      Operating Revenues:
        Residential                         $232,760  $ 213,574  $210,759  $ 194,817  $202,885
        Commercial                           151,778    142,207   138,271    133,519   137,653
        Industrial                           130,066    120,043   111,857    102,808    98,595
        Mine power                            36,076     36,498    34,977     36,696    37,093
        Public authorities                    54,161     49,869    48,142     45,570    46,332
          Total sales to ultimate
            consumers                        604,841    562,191   544,006    513,410   522,558
        Other electric utilities              75,940     89,665    62,463     58,979    61,542
        Miscellaneous revenues and other       5,649      4,181     3,428      3,432     3,560

        Provision for refund -
          litigation settlement                    -    (19,385)   (3,309)         -         -
          Total operating revenues           686,430    636,652   606,588    575,821   587,660
      Operating Expenses:
        Fuel used in generation (1)          189,845    170,654   178,910    168,470   183,167
        Electric power purchased              69,579     61,442    34,711     32,753    26,744
        Other operating expenses             121,426    112,712   104,930     93,915    91,779

        Maintenance                           62,592     66,134    59,451     61,118    58,590
        Depreciation                          75,080     65,259    60,800     58,849    57,337
        Federal and state income taxes        44,670     44,683    48,178     41,489    46,569
        Other taxes                           14,694     14,582    14,347     13,359    12,858
          Total operating expenses           577,886    535,466   501,327    469,953   477,044
      Net Operating Income                   108,544    101,186   105,261    105,868   110,616
      Other Income and Deductions              8,235      9,299     8,331     11,226    12,062
      Income Before Interest Charges
        and AFUDC                            116,779    110,485   113,592    117,094   122,678
      Interest Charges:
        Interest on long-term debt            36,095     32,147    31,650     39,571    36,559
        Other interest                         4,021      2,411     1,249      1,394     1,626
          Total interest charges              40,116     34,558    32,899     40,965    38,185
      AFUDC                                      179      1,585       593        169       262
      Net Income                            $ 76,842  $  77,512  $ 81,286  $  76,298  $ 84,755
      Preferred Stock Dividend
        Requirements                           2,256      2,384     2,558      2,518     3,031
      Net Income Applicable to Common
        Stock                               $ 74,586  $  75,128  $ 78,728  $  73,780  $ 81,724
      Common Dividends                      $ 63,250  $  61,644  $ 60,509  $ 108,996  $ 56,727

     (1) Amounts  for 1994  and 1993  reflect  reductions of  $23.1  million and  $4.1 million, respectively, associated with refunds  to customers related to a litigation settlement with a former coal supplier.


     Item 6.  Selected Financial Data
             (continued)
                                            1995        1994        1993        1992        1991
     Assets (in thousands)             $1,659,988 $1,618,100  $1,523,274  $1,408,453  $1,412,961
     Capitalization: (in thousands)
        Bonds                          $  545,830  $ 495,830  $  441,830  $  443,330  $  407,330
        Notes                                  64         86         107         128         149
        Unamortized premium on
          long-term debt                       86         96         108         519         713
        Preferred stock                    40,000     40,000      40,000      40,000      40,000
        Preferred stock with mandatory
          redemption                            -          -           -           -           -
        Common stock equity               576,537    565,201     552,106     534,073     569,289
             Total capitalization      $1,162,517 $1,101,213  $1,034,151  $1,018,050  $1,017,481
     % Total Capitalization
        Represented by:
        Long-term debt                       47.0       45.1        42.7        43.6        40.1
        Preferred stock                       3.4        3.6         3.9         3.9         3.9
        Common stock equity                  49.6       51.3        53.4        52.5        56.0
     Kilowatt-hours Generated,
        Purchased and Sold:
        (in thousands)
        Power generated                15,223,851 15,524,844  14,934,839  13,700,313  14,183,713
        Power purchased                 3,254,861  3,066,917   1,926,299   2,032,110   1,464,812
        Power interchanged - net           (6,569)     2,638       1,556       3,393     (10,725)
             Total                     18,472,143 18,594,399  16,862,694  15,735,816  15,637,800
        Less - losses and company use   1,054,589    998,010   1,066,251     876,862     906,468
        Remainder - kilowatt-hours
          sold                         17,417,554 17,596,389  15,796,443  14,858,954  14,731,332
        Sales classified:
          Residential                   5,016,012  4,706,058   4,702,697   4,278,098   4,385,670
          Commercial                    3,403,054  3,272,370   3,217,504   3,080,045   3,122,156
          Industrial                    3,850,647  3,641,469   3,409,213   3,093,113   2,874,016
          Mine power                      926,873    974,233     933,317     977,032     955,410
          Public authorities            1,297,913  1,225,668   1,199,893   1,123,494   1,133,176
             Total sales to
               ultimate consumers      14,494,499 13,819,798  13,462,624  12,551,782  12,470,428
          Other electric utilities      2,923,055  3,776,591   2,333,819   2,307,172   2,260,904
             Total                     17,417,554 17,596,389  15,796,443  14,858,954  14,731,332

     Average Number of Customers          449,144    440,590     432,636     425,403     419,340
     Residential Sales (per customer):
        Average kilowatt-hours             13,377     12,781      12,995      12,007      12,471
        Average revenue                $   620.75  $  580.05  $   582.41  $   546.80  $   576.93

     System Capability - Megawatts:
        Kentucky Utilities' plants          3,509      3,265       3,164       3,163       3,162
        Purchased contracts                   394        540         365         293         254
          Total system capability           3,903      3,805       3,529       3,456       3,416
     Net System Maximum Demand -
        Megawatts                           3,341      3,127       3,176       2,845       2,894
     Load Factor (%)                         58.7       59.8        57.7        59.4        58.4
     Heat Rate (BTU per KWH) (1)           10,377     10,306      10,367      10,344      10,350
     Fuel - Average Cost per Ton(1)    $    28.49  $   28.84  $    28.31  $    27.88  $    29.67
     Average Cost per Million BTU(1)   $     1.18  $    1.19  $     1.17  $     1.18  $     1.24
     (1) Based on coal consumed

                                                  -15-

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     KU, an electric utility, is a wholly owned subsidiary of KU Energy.

     RESULTS OF OPERATIONS

     1995 Compared to 1994

     Net Income Applicable to Common Stock

     Net income applicable to common stock in 1995 was $74.6 million as compared to $75.1 million in 1994 (which includes a one-time recovery of about $1.9 million associated with the resolution of a coal contract dispute). Refer to Note 1 of the Notes to Financial Statements, "Operating Revenues and Fuel Costs."

     Sales and Revenues
                                                                Increase (Decrease)
                                                                  From Prior Years

                                                             1995                 1994
                                                      kWh      Revenues      kWh    Revenues
                                                      (%)       (000's)       (%)    (000's)
            Residential                                 7      $ 19,186        -    $ 2,815
            Commercial                                  4         9,571        2      3,936
            Industrial                                  6        10,023        7      8,186
            Mine Power & Public
             Authorities                                1         3,870        3      3,248
                  Total Retail Sales                    5        42,650        3     18,185

            Wholesale                                   5         2,738        2      1,063
            Opportunity                               (42)      (16,463)     176     26,139
                  Total Other Electric Utilities      (23)      (13,725)      62     27,202

            Miscellaneous Revenues
             and Other                                  -         1,468        -        753
                  Total Before Refund                  (1)       30,393       11     46,140
            Provision for Refund -
              Litigation Settlement                     -        19,385        -    (16,076)
                  Total                                (1)     $ 49,778       11    $30,064

     Kilowatt-hour (kWh) sales in 1995 were 1% below sales in 1994. The decrease was largely due to a 42% decline in opportunity sales which reflects a return to more normal levels from the unusually high levels of opportunity sales in 1994.

     Sales to residential customers increased by 7% in 1995 as a result of favorable weather in the second half of 1995, continued growth in the number of residential customers and the impact of KU's marketing efforts. Industrial sales rose 6% as a result of continued economic growth in KU's service area. About 29% of the increase in industrial sales for 1995 was due to greater sales to Toyota Motor Manufacturing, KU's largest customer.

     Operating revenues for 1995 were $686.4 million, up $30.4 million (5%) from 1994, excluding the impact of the refunds to customers associated with the above mentioned resolution of a coal contract dispute. Operating revenues in 1994 were reduced by about $19.4 million, and fuel expense was reduced by about $23.1 million as a result of the refunds.

     The increase in 1995 revenues was largely due to the growth in retail sales described above and to amounts recovered under an environmental surcharge (about $17.9 million in 1995 compared to $3.5 million in 1994). Refer to Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery."

     1995 kWh Sales by Classification

     Year Ended December 31,                                          1995
     Residential                                                       29%
     Commercial                                                        20%
     Industrial                                                        22%
     Mine Power & Public Authorities                                   13%
     Opportunity                                                        7%
     Wholesale                                                          9%
        Total                                                         100%

     Operating Expenses

     Fuel expense for 1995 was $189.8 million, a $3.9 million (2%) decrease from 1994, excluding the effect of the 1994 refunds to customers. This decrease was due to a 1% decline in annual coal consumption and a 1% decrease in the average price per ton of coal consumed.

     Purchased power expense increased $8.1 million (13%) in 1995 due to increased demand ($2.5 million) and energy costs ($5.6 million). The increase in energy costs reflects a 6% increase in kWh purchases as well as higher prices. The increase in kWh purchases is primarily attributable to the significant demand for electricity in the third quarter of 1995 due to unusually warm weather.

     Other operating expenses increased $8.7 million (8%) in 1995 due to increased generating plant operations expenses (primarily attributable to costs associated with environmental compliance) and administrative and general expenses.

     Maintenance expense decreased  $3.5 million (5%) in  1995.    Maintenance
     expense for 1994 included additional costs for damage from two severe ice storms in the first quarter of 1994.

     Depreciation expense increased $9.8 million (15%). This increase was related to the Ghent Unit 1 scrubber, which was placed into service late in 1994, and two combustion turbine peaking units placed into service late in 1994 and early in 1995.

     Interest Charges

     Interest charges rose $5.9 million (17%) in 1995 reflecting the issuance of $54 million of long-term debt in the fourth quarter of 1994, $50 million of long-term debt in the second quarter of 1995 and an increase in the average amount of short-term debt outstanding during the first half of 1995.

     1994 Compared to 1993

     Net Income Applicable to Common Stock

     Net income applicable to common stock in 1994 was $75.1 million as compared to $78.7 million in 1993. The decline was largely due to increased operating expenses which primarily related to purchased power. The benefits of weather in the first half of 1994 were offset by the impact of milder weather in the third and fourth quarters of the year. Earnings for 1994 include a one-time recovery of about $1.9 million associated with the resolution of a coal contract dispute. Refer to
     Note 1 of the Notes to Financial Statements, "Operating Revenues and Fuel Costs."

     Sales and Revenues

     Sales in 1994 increased 11% from sales in 1993. The increase was primarily due to greater opportunity sales and to increased sales to industrial customers. Opportunity sales rose 176% in 1994 due to increased demand for power from neighboring utilities. Industrial sales rose 7% in 1994 reflecting a continued trend of growth in the manufacturing sector of KU's service area. About 42% of the industrial sales increase for 1994 was due to greater sales to Toyota Motor Manufacturing. In March 1994, Toyota completed an $800 million assembly plant expansion. Residential sales were flat as compared to 1993.

     Excluding the effect of the refunds to customers, revenues in 1994 increased $46.1 million (8%) over 1993 as a result of increased kWh sales.

     Operating Expenses

     Fuel expense, excluding the effect of the above referenced refunds to customers, increased $10.7 million (6%) in 1994. This increase was due to a 3% increase in annual coal consumption attributable to greater kWh generation and to a 2% increase in the average price per ton of coal consumed.

     Purchased power expense increased $26.7 million (77%) in 1994 due to higher demand costs ($13.8 million) and increased energy charges ($12.9 million). The higher demand costs are related to KU's decision to increase purchased power commitments as part of its strategy to obtain the most economical sources of energy supply, which allows KU to delay the need for additional baseload capacity. Effective January 1, 1994, KU elected to increase from 5% to 20% its entitlement to the available capacity of a 1,000-megawatt generating station owned by Electric Energy, Inc. (EEI). KU is a 20% owner of EEI. The increase in power purchases was primarily from EEI.

     Maintenance expense for 1994 was $6.7 million (11%) above 1993. The increase was primarily due to damage from two severe ice storms in the first quarter of 1994 and to scheduled maintenance at KU's generating stations.

     LIQUIDITY AND CAPITAL RESOURCES

     Financial Condition

     KU continues  to maintain a  strong financial  position.  At  the end  of
     1995, common stock equity represented 49.6% of total capitalization, while long-term debt was 47.0% and preferred stock was 3.4%. KU's financial strength is reflected in high quality credit ratings. KU s senior debt securities have ratings of AA (Duff & Phelps), Aa2 (Moody's) and AA- (Standard & Poor's).

      As of December 31,                 1995       1994        1993        1992         1991

      Capitalization (in millions)     $1,163     $1,101      $1,034      $1,018       $1,017

      Long-Term Debt                     47.0%      45.1%       42.7%       43.6%       40.1%
      Preferred Stock                     3.4%       3.6%        3.9%        3.9%        3.9%
      Common Stock Equity                49.6%      51.3%       53.4%       52.5%       56.0%


     Cash from operations accounted for 78% of cash requirements in 1995 as compared to 55% in 1994 and 67% in 1993. For these purposes, cash requirements exclude optional debt refinancings and redemptions and optional preferred stock redemptions.

     Financing

     Taking advantage of lower interest rates, KU issued $36 million of Series S First Mortgage Bonds at a rate of 5.99% in January 1996 and used the proceeds to redeem the $35.5 million of Series K First Mortgage Bonds which carried a rate of 7 3/8%.

     In June 1995, KU issued $50 million of Series R First Mortgage Bonds bearing interest at 7.55%. The proceeds were used primarily to refinance short-term indebtedness incurred to finance ongoing construction expenditures and general corporate requirements.

     In 1994, $54 million of Variable Rate Collateralized Solid Waste Disposal Facility Revenue Bonds were issued on behalf of KU. In 1993, $50 million of 5 3/4% Collateralized Solid Waste Disposal Facility Revenue Bonds were issued. Proceeds from the sale of these tax exempt issues were used to fund a portion of the costs of certain environmental compliance facilities at KU's Ghent Generating Station.

     In  1993,   KU  refinanced  $120 million  of  first   mortgage  bonds  at
     significantly lower interest rates.

     KU also issued $20 million of 6.53% preferred stock in December 1993. Proceeds from the sale of this issue were used to redeem KU's 7.84% preferred stock in February 1994.

     To provide working capital for operations, KU began issuing commercial paper in 1994. At the end of 1994, KU had $76.3 million outstanding under its commercial paper program. KU's commercial paper balance was lowered to $55.6 million by year-end 1995 through refinancing with long-term debt.

     KU's financial strength is enhanced by its low cost of capital. Shown below are KU's embedded costs of long-term debt and preferred stock at the end of 1995, 1994 and 1993.

     Embedded Cost                                1995      1994      1993
     Long-Term Debt                               7.15%     7.06%     7.23%
     Preferred Stock                              5.64%     5.64%     6.37%

     Construction Requirements

     Construction expenditures were $124.5 million in 1995. Of that amount, about $23.1 million related to construction of combustion turbine generating units (peaking units), $11.7 million related to compliance with the 1990 Clean Air Act Amendments and $5.6 million to other environmental compliance measures.

     Projected construction expenditures for the 1996-2000 period are $547.3 million. Included in this amount is $120.4 million for additional peaking units. Also included in the 1996-2000 construction total is $9.7 million for environmental compliance measures.

     KU  expects  to   provide  about  92%   of  its  1996-2000   construction
     requirements through internal sources of funds with the balance primarily from long-term debt.


     Construction Expenditures by Function - Actual 1995 and Estimated 1996-2000

                                             Actual                Estimated
      (in millions of dollars)                1995    1996     1997     1998    1999     2000

      Total Construction Expenditures        $ 125   $ 108    $ 143    $ 115   $  97    $  84
      Generation                                42%     32%      48%      35%     33%      19%
      Distribution                              38%     43%      32%      42%     43%      53%
      Transmission & Other                      20%     25%      20%      23%     24%      28%

     UTILITY ISSUES

     Competition

     The utility industry continues to move to a more competitive and less regulated operating environment. Competition at the wholesale level was set in motion with the National Energy Policy Act of 1992 (NEPA). Under NEPA, the Federal Energy Regulatory Commission (FERC) was given authority to order utilities to open their transmission lines to third parties. NEPA also removed long-standing constraints on the development of wholesale power generation by establishing a new class of independent power producers which are generally exempt from traditional utility regulation. In March of 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) which would require electric utilities to file nondiscriminatory open access transmission tariffs that would apply to all wholesale buyers and sellers of electricity as well as to the utility's own wholesale sales and purchases. A natural outgrowth of NEPA, the NOPR also proposes to allow, in certain circumstances, the collection of charges for the recovery of stranded costs (fixed costs which would likely be unrecoverable in a fully competitive market) when customers change power suppliers. The FERC expects to issue final rules in 1996.

     For KU, the risks associated with stranded costs are small. A 1995 study by Moody's Investors Service estimated that stranded costs for the
     U. S. investor-owned utility industry total some $135 billion. A significant portion of these costs would become unrecoverable at competitive market prices. KU was identified in the Moody's study as one of the best-positioned companies with no stranded costs.

     KU placed a Transmission Services (TS) Tariff into effect in 1994 and a Power Services (PS) Tariff into effect in 1995. Both tariffs are subject to refund pending final FERC approval. The TS Tariff covers wholesale transactions involving the use of KU's transmission system, while the PS Tariff allows KU to leverage its low-cost position by selling wholesale power at market-based rates.

     While NEPA prohibits the FERC from ordering utilities to provide transmission access to retail customers, several states are considering proposals that would allow retail wheeling. Regulators and legislators have not pushed for retail wheeling in KU's service territory, largely because rates in the area are already among the very lowest in the country. There is also some concern that retail wheeling might put upward pressure on rates for some customer classes.

     KU believes that competition and change will continue to impact the industry going forward. With utility rates that are among the lowest in the nation, KU believes it is well-positioned for an increasingly competitive environment.

     KU has launched a series of innovative marketing programs that are increasing KU's market share. In addition, KU has developed strategic initiatives to increase opportunity sales and to expand its market through economic development.

     Environmental Matters

     Clean Air Act

     The Clean Air Act Amendments of 1990 require a two-phase reduction in emissions of sulfur dioxide and nitrogen oxide. KU met its Phase I requirements (which were effective January 1, 1995) primarily through the addition of a flue gas desulfurization system (scrubber) on Unit 1 of

     KU's Ghent Generating Station. The scrubber began commercial operation late in 1994.

     KU estimates capital costs for the scrubber and other equipment modifications related to Clean Air Act compliance to be $145 million through the year 1999. Substantially all of this amount had been spent through the end of 1995.

     KU's current strategy for Phase II requirements (which will be effective January 1, 2000) is to use accumulated emission allowances to delay additional capital expenditures. These allowances will accumulate from saved emission allowances as a result of reduced emissions from the Ghent Unit 1 scrubber and allowances received through the Environmental Protection Agency's Phase I Extension Plan Program.

     KU's future compliance plans are contingent upon many factors including developments in the emission allowance market and the fuel market as well as regulatory and legislative actions and advances in clean air technology. KU will continue to review and revise its compliance plans accordingly to ensure that its environmental obligations are met in the most efficient and cost-effective manner.


     Environmental Cost Recovery

     In August 1994, KU implemented an environmental cost recovery mechanism (surcharge). Authorized by a 1992 state statute and approved by the Kentucky Public Service Commission (PSC), the surcharge is designed to recover certain environmental compliance costs, including costs to comply with the Federal Clean Air Act as amended, through a surcharge on customers' bills.

     The constitutionality of the surcharge was challenged in a state court action brought against KU and the PSC by the Attorney General of Kentucky and joined by representatives of consumer groups. In July 1995, the state court upheld the constitutionality of the surcharge statute but disallowed recovery of expenditures incurred before January 1, 1993. All parties (including KU) have appealed to the Kentucky Court of Appeals. Refer to Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery."

     Other

     In  1990, KU received a  letter from the  Environmental Protection Agency
     (EPA) identifying KU and others as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act of 1980 for a disposal site in Daviess County, Kentucky. The EPA has turned over responsibility for investigation of the site and development of a remediation plan to a group (not including KU) originally named as potentially responsible parties. KU has entered into an agreement with the group as to the portion of the investigation and development costs to be borne by KU in connection with the site. A remediation plan is before the EPA awaiting approval. Even when the final plan is approved, KU does not believe that any liability with respect to the site will have a material impact on its financial position or results of operations.

     Meeting Future Power Needs

     KU's  energy supply  strategy  is designed  to  provide an  adequate  and reliable supply of electricity in an environmentally responsible and cost-effective manner. KU projects an annual growth in sales and peak demand of 2.8% and 3.0%, respectively, over the next 5 years. KU plans to provide for the future power needs of its customers primarily through purchased power and the addition of combustion turbine peaking units. Three 110-megawatt gas/oil-fired peaking units have been installed over the past two years. An additional 485 megawatts of peaking unit capacity is planned through 2000 including a 110-megawatt unit scheduled for commercial operation in 1996. There are no plans for additional coal-fired baseload capacity before 2010.

     Inflation

     KU's rates are designed to recover operating and historical plant investment costs. Financial statements, which are prepared in accordance with generally accepted accounting principles, report operating results in terms of historic costs and do not evaluate the impact of inflation. Inflation affects KU's construction costs, operating expenses and interest charges. Inflation can also impact KU's financial performance if rate relief is not granted on a timely basis for increased operating costs.

     Item 8.  Financial Statements and Supplementary Data


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Kentucky Utilities Company:

     We have audited the accompanying balance sheets and statements of capitalization of Kentucky Utilities Company (a Kentucky and Virginia corporation) as of December 31, 1995 and 1994, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of KU's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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


                                         /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP

     Chicago, Illinois
     January 29, 1996


      Statements of
      Income and
      Retained
      Earnings
                                     Kentucky Utilities Company


      Year Ended December 31, (in thousands of dollars)      1995          1994          1993

      Operating Revenues (See Note 1)                   $ 686,430    $  636,652   $   606,588
      Operating Expenses:
         Fuel, principally coal, used in generation
          (See Note 1)                                    189,845       170,654       178,910
        Electric power purchased                           69,579        61,442        34,711
        Other operating expenses                          121,426       112,712       104,930
        Maintenance                                        62,592        66,134        59,451
        Depreciation                                       75,080        65,259        60,800
        Federal and state income taxes                     44,670        44,683        48,178
        Other taxes                                        14,694        14,582        14,347
          Total Operating Expenses                        577,886       535,466       501,327
      Net Operating Income                                108,544       101,186       105,261
       Other Income and Deductions:
        Interest and dividend income                        2,838         4,295         2,813
        Other income and deductions - net                   5,467         6,098         5,926
          Total Other Income and Deductions                 8,305        10,393         8,739
      Income Before Interest Charges                      116,849       111,579       114,000

       Interest Charges:
        Interest on long-term debt                         36,095        32,147        31,650
        Other interest charges                              3,912         1,920         1,064
          Total Interest Charges                           40,007        34,067        32,714

       Net Income                                          76,842        77,512        81,286
      Preferred Stock Dividend Requirements                 2,256         2,384         2,558
      Net Income Applicable to Common Stock             $  74,586    $   75,128   $    78,728


      Retained Earnings Beginning of Year               $ 257,656    $  244,429   $   226,210
      Add Net Income                                       76,842        77,512        81,286
                                                          334,498       321,941       307,496
      Deduct:
        Dividends on preferred stock                        2,256         2,384         2,558
        Dividends on common stock                          63,250        61,644        60,509
        Preferred stock redemption expense                      -           257             -
                                                           65,506        64,285        63,067
      Retained Earnings End of Year                     $ 268,992    $  257,656   $   244,429


      The  accompanying  Notes   to  Financial  Statements  are  an  integral  part  of  these statements.


      Statements of
      Cash Flows
                                       Kentucky Utilities Company

      Year Ended December 31, (in thousands of dollars)         1995         1994          1993

      Cash Flows from Operating Activities:

        Net income                                       $    76,842   $    77,512  $    81,286
        Items not requiring (providing) cash currently:
          Depreciation                                        75,080        65,259       60,800
          Deferred income taxes                               15,502        (1,559)       5,725
          Investment tax credit deferred                      (4,095)       (4,110)      (4,131)
          Changes in current assets and liabilities:
             Change in fuel inventory                          6,214        (4,579)       7,694
             Change in accounts receivable                    (7,759)         (203)      (9,331)
             Change in accounts payable                      (11,517)        5,511       22,768
             Change in liability to ratepayers                  (310)      (29,958)      36,867
             Change in escrow funds                              312        30,841      (37,752)
          Other - net                                         (1,210)        3,250        2,643

      Net Cash Provided by Operating Activities              149,059       141,964      166,569

      Cash Flows from Investing Activities:

        Construction expenditures - utility                 (124,515)     (193,344)    (177,069)
        Nonutility property                                     (272)         (465)      (4,956)
        Other                                                    153           836          380

      Net Cash Used by Investing Activities                 (124,634)     (192,973)    (181,645)

      Cash Flows from Financing Activities:

        Short-term borrowings - net                          (20,700)       76,300            -
        Issuance of long-term debt                            49,288        53,305      171,581
        Funds deposited with trustee - net                    15,100            95      (18,268)
        Retirement of long-term debt, including premiums         (21)          (21)    (180,677)
        Retirement of preferred stock, including premiums          -       (20,302)           -
        Issuance of preferred stock                                -             -       20,000
        Payment of dividends                                 (65,506)      (64,089)     (63,027)

      Net Cash Provided (Used) by Financing Activities       (21,839)       45,288      (70,391)

      Net Increase (Decrease) in Cash and Cash Equivalents     2,586        (5,721)     (85,467)

      Cash and Cash Equivalents Beginning of Year              3,111         8,832       94,299


      Cash and Cash Equivalents End of Year              $     5,697   $     3,111  $     8,832

      Supplemental Disclosures
      Cash paid for:
        Interest on short- and long-term debt            $    37,961   $    31,864  $    33,860
        Federal and state income taxes                   $    31,974   $    45,270       42,483

      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.


      Balance
      Sheets                           Kentucky Utilities Company

      As of December 31, (in thousands of dollars)                         1995           1994

      Assets

      Utility Plant:
         Plant in service, at cost                                  $ 2,394,018   $  2,238,926
         Less:  Accumulated depreciation                                997,366        933,394
                                                                      1,396,652      1,305,532

         Construction work in progress                                   61,410        104,385
              Total Utility Plant                                     1,458,062      1,409,917

      Current Assets:
         Cash and cash equivalents                                        5,697          3,111
         Escrow funds - coal contract litigation                          6,599          6,911
         Construction funds held by trustee                               3,743         18,553
         Accounts receivable, net of allowance
              for doubtful accounts                                      49,471         41,712
         Accrued utility revenues                                        27,900         24,227
         Fuel, principally coal, at average cost                         29,438         35,652
         Plant materials and operating supplies, at average cost         23,064         20,081
         Other                                                            8,121         10,616
              Total Current Assets                                      154,033        160,863

      Investments, Deferred Charges and Other Assets:
         Unamortized loss on reacquired debt                             11,304         12,324
         Other                                                           36,589         34,996
              Total Investments, Deferred Charges and Other Assets       47,893         47,320
              Total Assets                                          $ 1,659,988   $  1,618,100

      Capitalization and Liabilities
      Capitalization: (See Statements of Capitalization)
         Common stock equity                                        $   576,537   $    565,201
         Preferred stock                                                 40,000         40,000
          Long-term debt                                                545,980        496,012
              Total Capitalization                                    1,162,517      1,101,213

      Current Liabilities:
         Long-term debt due within one year                                  21             21
         Short-term borrowings                                           55,600         76,300
         Accounts payable                                                38,000         49,517
         Accrued interest                                                 7,556          7,328
         Accrued taxes                                                    5,201          9,422
         Customers' deposits                                              6,876          6,423
         Accrued payroll and vacations                                    8,706          8,207
         Liability to ratepayers - coal contract litigation               6,599          6,909
         Other                                                            6,752          6,275
              Total Current Liabilities                                 135,311        170,402

      Deferred Credits and Other Liabilities:
         Accumulated deferred income taxes                              231,717        214,892
         Accumulated deferred investment tax credits                     34,180         38,275
         Regulatory tax liability                                        57,726         60,788
         Other                                                           38,537         32,530
              Total Deferred Credits and Other Liabilities              362,160        346,485
              Total Capitalization and Liabilities                  $ 1,659,988   $  1,618,100


      The  accompanying  Notes  to  Financial  Statements   are  an  integral  part  of  these
      statements.

      Statements of
      Capitalization
                                       Kentucky Utilities Company

      As of December 31, (in thousands of dollars)                               1995       1994


      Common Stock Equity:
          Common stock, without par value,
             outstanding 37,817,878 shares                                 $  308,140 $  308,140
          Capital stock expense and other                                        (595)      (595)
          Retained earnings                                                   268,992    257,656
             Total Common Stock Equity                                        576,537    565,201

      Preferred Stock, cumulative, without par value,$100 stated value
          4 3/4%, outstanding 200,000 shares                                   20,000     20,000
          6.53%, outstanding 200,000 shares                                    20,000     20,000
             Total Preferred Stock                                             40,000     40,000

      Long-Term Debt:
          First Mortgage Bonds:
             5.95%  Series Q, due June 15, 2000                                61,500     61,500
             7 3/8% Series K, due December 1, 2002                             35,500     35,500
             6.32%  Series Q, due June 15, 2003                                62,000     62,000
             7.92%  Series P, due May 15, 2007                                 53,000     53,000
             7.55%  Series R, due June 1, 2025                                 50,000          -
             8.55%  Series P, due May 15, 2027                                 33,000     33,000
                                                                              295,000    245,000
          First Mortgage Bonds, Pollution Control Series:
             7 3/8% Pollution Control Series 7, due May 1, 2010                 4,000      4,000
             7.45%  Pollution Control Series 8, due September 15, 2016         96,000     96,000
             6 1/4% Pollution Control Series 1B, due February 1, 2018          20,930     20,930
             6 1/4% Pollution Control Series 2B, due February 1, 2018           2,400      2,400
             6 1/4% Pollution Control Series 3B, due February 1, 2018           7,200      7,200
             6 1/4% Pollution Control Series 4B, due February 1, 2018           7,400      7,400
             7.60%  Pollution Control Series 7, due May 1, 2020                 8,900      8,900
             5 3/4% Pollution Control Series 9, due December 1, 2023           50,000     50,000
             Variable Rate Pollution Control Series 10, due
              November 1, 2024                                                 50,800     35,700
             Variable Rate County of Carroll, Kentucky, Collateralized
              Solid Waste Disposal Facility Revenue Bonds, due
              November 1, 2024                                                  3,200     18,300
                                                                              250,830    250,830
               Total First Mortgage Bonds                                     545,830    495,830

          Unamortized premium                                                      86         96
          8% secured note, due January 5, 1999 (net of current maturity)           64         86
             Total Long-Term Debt                                             545,980    496,012
             Total Capitalization                                          $1,162,517 $1,101,213

      The  accompanying  Notes  to  Financial  Statements  are  an  integral  part  of   these
      statements.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     1.  Summary of Significant Accounting Policies

     General

     Kentucky Utilities Company (KU) is the principal subsidiary of KU Energy Corporation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts from prior periods have been reclassified to conform with the current year presentation.

     KU is a public utility engaged in producing and selling electric energy. KU provides electric service to about 425,500 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky and to about 28,600 customers in 5 counties in southwestern Virginia.

     Regulation

     KU is subject  to regulation  by the Kentucky  Public Service  Commission
     (PSC), the Virginia State Corporation Commission (SCC) and the Federal Energy Regulatory Commission (FERC). With respect to accounting matters, KU maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. KU's accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process. Other than the unamortized loss on reacquired debt, KU's regulatory assets are insignificant.

     Utility Plant

     Utility plant is stated at the original cost of construction. The cost of repairs and minor renewals is charged to maintenance expense as incurred. Property unit replacements are capitalized and the depreciation reserve is charged with the cost, less net salvage, of units retired.

     Depreciation

     Provision for  depreciation of  utility plant is  based on  straight-line
     composite rates applied to  the cost of depreciable property.   The rates
     approximated 3.5% in 1995, 3.4% in 1994, and 3.3% in 1993.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, KU considers highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     KU utilizes a cash management mechanism that funds certain bank accounts for checks as they are presented to those banks. KU classified checks written but not presented to those banks, which amounted to $10.5 million and $11.5 million at December 31, 1995 and 1994, respectively, in accounts payable.

     Financial Instruments

     KU's temporary cash investments are classified as held-to-maturity and are reported under the caption "Cash and cash equivalents" on the Balance Sheet.

     Unamortized Loss on Reacquired Debt

     KU defers costs (primarily call premiums) arising from the reacquisition or retirement of long-term debt. Costs related to refinanced debt are amortized over the lives of the new debt issues. Costs related to retired debt not refinanced are amortized over the period to the scheduled maturity of the retired debt.

     Operating Revenues and Fuel Costs

     Revenues are recorded based on services rendered to customers. KU accrues an estimate of revenues for electric service furnished from the meter reading dates to the end of each accounting period. Cost of fuel used in electric generation is charged to expense as the fuel is consumed. Fuel adjustment clauses adjust operating revenues for changes in the level of fuel costs charged to expense. An environmental surcharge for Kentucky retail customers, implemented in August 1994, permits the utility to recover certain ongoing operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. See Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery," for an update of environmental surcharge legal proceedings.

     Pursuant to regulatory orders, KU has been refunding fuel cost savings related to the resolution of a coal contract dispute. Refunds were made to Virginia retail customers during the period August 1993 through June 1994. Refunds were made to wholesale customers under the jurisdiction of the FERC in lump sum payments in September 1993. Refunds to Kentucky retail customers commenced in July 1994. A portion remains to be refunded to Kentucky customers who have not filed claims. Any amounts not claimed within seven years of the initial refunds will escheat to the state.

     Operating revenues and fuel expense for 1994 were reduced by $19.4 million and $23.1 million, respectively, resulting from the above-mentioned refunds. Operating revenues and fuel expense were reduced by $3.3 million and $4.1 million, respectively, in 1993. The refunding had no impact on operating revenues or fuel expense for 1995. The difference between the reduction in operating revenues and the reduction in fuel

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     expense is attributed to incurred litigation costs, fuel cost savings related to opportunity sales and costs incurred to administer the refund plan. These amounts were allowed to be retained by KU pursuant to regulatory orders.

     Income Taxes

     KU establishes deferred tax assets and liabilities, as appropriate, for all temporary differences, and adjusts deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Investment tax credits resulted from provisions of the tax law which permitted a reduction of KU's tax liability based on certain construction expenditures. Such credits have been deferred in the accounts and are being amortized as reductions in income tax expense over the life of the related property. Because of rate regulation, changes in tax rates are deferred and amortized as the temporary differences reverse.


     2.  Income Taxes

     KU is included in the consolidated federal tax return of its parent company, KU Energy. Income taxes are allocated to the individual companies, including KU, based on their respective taxable income or loss.

     The accumulated deferred income taxes as set forth in the Balance Sheet arise from the following temporary differences:

      As of December 31, (in thousands of dollars)                        1995         1994

      Deferred Tax Assets:
        Unamortized investment tax credit and other property
          related differences                                         $ 31,667     $ 31,805

        Other                                                           15,990       17,363
        Less:  Amounts included in current assets                        4,985        6,726
                                                                        42,672       42,442

      Deferred Tax Liabilities:
        Accelerated depreciation and other property
          related differences                                          268,203      251,282
        Other                                                            6,186        6,052
                                                                       274,389      257,334

      Net accumulated deferred income tax liability                   $231,717     $214,892

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

      The components of income tax expense are as follows:

      Year Ended December 31, (in thousands of dollars)         1995          1994         1993

      Income taxes charged to Operating Income:
      Current   - federal                                   $ 23,597      $ 37,058     $ 35,893
                - state                                        5,134         8,812        9,484
                                                              28,731        45,870       45,377
      Deferred  - federal                                     12,165        (1,114)       2,837
                - state                                        3,845            13           71
                                                              16,010        (1,101)       2,908
      Deferred investment tax credit                             (71)          (86)        (107)
                                                              44,670        44,683       48,178

      Income taxes charged to Other Income and Deductions:
      Current   - federal                                        854         1,537       (2,056)
                - state                                          190           344         (560)
                                                               1,044         1,881       (2,616)
      Deferred  - federal                                       (406)         (365)       2,261
                - state                                         (102)          (93)         556
                                                                (508)         (458)       2,817
      Amortization of deferred investment tax credit          (4,024)       (4,024)      (4,024)
                                                              (3,488)       (2,601)      (3,823)
      Total income tax expense                              $ 41,182      $ 42,082     $ 44,355

     KU's effective income tax rate, determined by dividing income taxes by the sum of such taxes and net income, was 34.9% in 1995, 35.2% in 1994, and 35.3% in 1993. The difference between the effective rate and the statutory federal income tax rate is attributable to the following factors:

      Year Ended December 31, (in thousands of dollars)        1995          1994          1993

      Federal income tax computed at 35%                 $    41,308   $    41,858  $    43,974
      Add (Deduct):
      State income taxes, net of federal
        income tax benefit                                     5,894         5,899        6,208
      Amortization of deferred investment tax credit          (4,095)       (4,110)      (4,131)
      Other, net                                              (1,925)       (1,565)      (1,696)
      Total income tax expense                           $    41,182   $    42,082  $    44,355


     3.  Retirement Benefits

     Pensions

     KU has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan are based on years of service, final average base pay and age at retirement. KU's funding policy is to make such contributions as are necessary to finance the benefits provided under the plan. KU's contributions meet the

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     funding  standards set forth  in the Employee  Retirement Income Security
     Act  of 1974.    The  plan assets  consist  primarily  of common  stocks,
     corporate bonds and U.S. Government Securities.

     KU also has a Supplemental Security Plan for certain management personnel. Retirement benefits under this plan are based on years of service, earnings and age at retirement. The plan has no advance funding. Benefit payments are made to retired employees or their beneficiaries from the general assets of KU.

     The reconciliation of the funded status of the retirement plans and the pension liability recorded by KU is as follows:

     As of December 31, (in thousands of dollars)                         1995           1994

      Fair value of plan assets                                      $  179,203     $  154,314
      Projected benefit obligation                                     (183,795)      (169,599)
      Plan assets less than projected benefit obligation                 (4,592)       (15,285)
      Unrecognized net (gain)/loss from past
         experience different than that assumed                          (5,907)         5,246
      Unrecognized prior service cost                                     4,344          4,705
      Unrecognized net asset                                             (1,649)        (1,799)
      Regulatory effect recorded                                         (1,634)        (3,229)
      Pension liability                                              $   (9,438)    $  (10,362)

      Accumulated benefit obligation (including vested benefits
         of $139,250 and $124,094, respectively)                     $  141,531    $   126,146


      Components of Net Pension Cost:

      Year Ended December 31, (in thousands of dollars)       1995          1994          1993

      Service cost (benefits earned during the period)    $   6,060     $   6,017    $   5,036
      Interest cost on projected benefit obligation          13,560        12,366       12,311
      Actual return on plan assets                          (27,064)       (3,723)     (13,229)
      Net amortization and deferral                          14,608        (8,765)       1,785
      Regulatory effect recorded                             (1,595)       (1,916)          56
      Net pension cost                                    $   5,569     $   3,979    $   5,959

      Assumptions Used in Determining Actuarial Valuations:

                                                           1995           1994            1993
      Weighted average discount rate used to
        determine the projected benefit obligation        7 3/4 %        8 1/4 %        7 1/2%

      Rate of increase for compensation levels (1)        4 3/4 %        5 1/2 %        4 3/4%

      Weighted average expected long-term rate
        of return on assets                               8 1/4 %        8 1/4 %        8 1/4%

      (1)4 3/4%, 6% and 5 1/4%, respectively, used for the Supplemental Security Plan valuation.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Other Postretirement Benefits

     KU provides certain health care and life insurance benefits to eligible retired employees and their dependents. KU accrues, during the years that the employee renders service, the expected cost of providing these benefits for retired employees, their beneficiaries and covered dependents. The postretirement health care plan is contributory for employees who retired after December 31, 1992, with retiree contributions indexed annually based upon the experience of retiree medical expenses for the preceding year. Pre-1993 retirees are not required to contribute to the plan. KU's employees become eligible for retiree medical benefits after 15 years of service and attainment of age 55. The life insurance plan is noncontributory and is based on compensation levels prior to retirement.

     In 1993, KU began funding, in addition to current requirements for benefit payments, the maximum tax-favored amount allowed through certain tax deductible funding vehicles. KU anticipates making similar funding decisions in future years, but will consider and make such funding decisions on the basis of tax, regulatory and other relevant conditions in effect at such times. The plan assets consist primarily of equity investments.

     The   reconciliation  of  the  funded   status  of  the   plans  and  the
     postretirement benefit liability recorded by KU is as follows:

     As of December 31, (in thousands of dollars)                   1995                  1994

      Accumulated postretirement benefit obligation:
        Retirees                                              $   (28,575)          $   (31,992)
        Fully eligible active plan participants                    (8,250)               (8,287)
        Other active plan participants                            (26,831)              (25,578)
                                                                  (63,656)              (65,857)
      Plan assets at fair value                                    10,427                 5,341
      Accumulated postretirement benefit obligation
        in excess of plan assets                                  (53,229)              (60,516)
      Unrecognized net (gain)/loss from past
        experience different from that assumed                    (18,773)              (11,353)
      Unrecognized transition obligation                           56,801                60,142
      Accrued postretirement benefit liability                $   (15,201)          $   (11,727)


      Components of the net periodic postretirement benefit cost are as follows:

      Year Ended December 31, (in thousands of dollars)       1995          1994           1993
      Service cost (benefits attributed to service
        during the period)                              $    1,918    $    2,105    $     2,048
      Interest cost on accumulated postretirement
        benefit obligation                                   4,926         4,926          5,730
      Actual return on plan assets                          (1,722)          (80)             -
      Net amortization and deferral                            792          (118)             -
      Amortization of transition obligation                  3,341         3,341          3,341
      Regulatory effect recorded                                 -           689           (689)
      Net periodic postretirement benefit cost          $    9,255    $   10,863    $    10,430

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

      Assumptions Used in Determining Actuarial Valuations:   1995          1994           1993
      Weighted average discount rate used to
        determine the projected benefit obligation          7 3/4%        8 1/4%         7 1/2%

      Rate of increase for compensation levels              4 3/4%        5 1/2%         4 3/4%

      Weighted average expected long-term rate of
        return on assets                                    8    %        8 1/4%              -

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1996. The health care cost trend rate is assumed to decrease gradually to 4.75% through 2003 and remain at that level thereafter over the projected payout period of the benefits. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $10.6 million (17%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $1.4 million (20%).

     4.  Commitments and Contingencies

     The effects of certain commitments made by KU are estimated below:

      (in thousands of dollars)      1996      1997       1998      1999       2000  1996-2000
      Estimated Construction
       Expenditures              $108,000  $143,500   $114,700   $97,200   $ 83,900   $547,300
      Estimated Contract
       Obligations:
        Fuel                      152,500   114,800     77,000    39,800      4,600   388,700
        Purchased power            27,700    28,900     27,400    26,300     25,600   135,900
        Operating leases            2,800     2,800      2,800     2,700      2,700    13,800
      Sinking Fund Requirements:
        First mortgage bonds     $    376  $    376   $    376   $   376   $    355   $ 1,859

     Construction Program

     KU frequently reviews its construction program and may revise its projections of related expenditures based on revisions to its estimated load growth and projections of its future load.

     See Management's Discussion and Analysis - Construction Requirements for a discussion of future construction expenditures including those relating to construction of peaking units and compliance with the Federal Clean Air Act as amended.

     Coal Supply

     Obligations under KU's coal purchase contracts are stated at prices effective January 1, 1996, and are subject to changes as defined by the terms of the contracts.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Purchased Power Agreements

     KU  has purchase  power arrangements  with Owensboro  Municipal Utilities
     (OMU),   Electric  Energy, Inc.  (EEI), and  Virginia Electric  and Power
     Company (Virginia Power). Under the OMU agreement, which expires on January 1, 2020, KU purchases, on an economic basis, all of the output of a 400-MW generating station not required by OMU. The amount of purchased power available to KU during 1996-2000, which is expected to be approximately 8% of KU's total kWh requirements, is dependent upon a number of factors including the units' availability, maintenance schedules, fuel costs and OMU requirements. Payments are based on the total costs of the station allocated per terms of the OMU agreement, which generally follows delivered kWh. Included in the total costs is KU's proportionate share of debt service requirements on $198.8 million of OMU bonds outstanding at December 31, 1995. The debt service is allocated to KU based on its annual allocated share of capacity, which averaged approximately 49% in 1995.
     KU has a 20% equity ownership in EEI, which is accounted for on the equity method of accounting. KU's entitlement, beginning January 1, 1994, is 20% of the available capacity of a 1,000-MW station. Payments are based on the total costs of the station allocated per terms of an agreement among the owners, which generally follows delivered kWh.

     KU has contracted to purchase 110-MW of capacity from Virginia Power for the periods of June 1997 through September 1997 and January 1998 through February 1998.

     Sinking Fund Requirements

     Annual sinking fund requirements for KU's first mortgage bonds may be met with cash or expenditures for bondable property as provided in the
     Mortgage Indenture. KU intends to meet the 1996 sinking fund requirements with expenditures for bondable property.

     Lines of Credit

     KU has aggregate bank lines of credit of $80 million, all of which remained unused at December 31, 1995. A portion of these credit lines ($20 million) expires in September 1996, and the balance ($60 million) expires in December 1997. In support of these lines of credit, KU compensates the banks by paying a commitment fee.


     5.  Common Stock

     KU is subject to restrictions applicable to all corporations under Kentucky and Virginia law on the use of retained earnings for cash dividends on common stock, as well as those contained in its Mortgage Indenture and Articles of Incorporation. At December 31, 1995, there were no restricted retained earnings.

     6.  Preferred Stock

     Each series of preferred stock is redeemable at the option of KU upon 30 days' written notice as follows:

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company


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


     As  of December 31, 1995, there were  5.3 million shares  of KU preferred
     stock,  having   a  maximum  aggregate  stated   value  of  $200 million,
     authorized for issuance.

     7.  Short-Term and Long-Term Debt

     KU's short-term financing requirements are satisfied through the sale of commercial paper. The weighted average interest rate on the year-end balance was 5.83% for 1995 and 6.07% for 1994.

     In 1994, KU entered into a loan agreement with the County of Carroll, Kentucky to finance the construction of solid waste disposal facilities. The County of Carroll issued $54 million of variable rate revenue bonds, with the proceeds held in a construction fund. In 1994 and 1995, KU drew down $35.7 million and $15.1 million, respectively, relating to these bonds. Kentucky Utilities Pollution Control Series 10 Bonds are issued under KU's Mortgage Indenture.

     Under the provisions for the variable rate revenue bonds, KU can choose between various interest rate options. Currently, the daily interest rate option is being utilized. The average annual interest rate on the bonds during 1995 was 3.95% and was 4.10% for 1994. The variable rate bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events. If tendered bonds are not remarketed, KU has available lines of credit which may be used to repurchase the bonds.

     In June 1995, KU issued $50 million of Series R First Mortgage Bonds. The proceeds were used primarily to refinance short-term indebtedness incurred to finance ongoing construction expenditures and general corporate requirements.

     Substantially all of KU's utility plant is pledged as security for the First Mortgage Bonds.


     8.  Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     Cash and cash equivalents, escrow funds, construction funds, short-term borrowings, commercial paper and customers' deposits carrying values approximate fair value because of the short maturity of these amounts.

     Long-term debt fair values are based on quoted market prices for KU's first mortgage bonds and on current rates available to KU for debt of the same remaining maturities for KU's pollution control bonds and promissory note.

     KU has an interest rate swap agreement with a notional amount of $70 million. Fair value of this instrument is the estimated amount the counter-party would pay to KU to terminate the swap at the date of measurement. This agreement expires in early 1996. KU has no downside interest rate risk associated with this agreement.

     The estimated fair values of KU's financial instruments at December 31 are as follows:

                                                      1995                    1994
                                             Carrying     Estimated    Carrying   Estimated
      (in thousands of dollars)               Amount      Fair Value     Amount   Fair Value

      Interest rate swap                    $       -   $      600   $        -   $   1,550

      Long-term debt                        $ 546,001   $  594,395   $  496,033   $ 475,976

     If the difference between fair value and carrying value of KU's long-term debt were settled at amounts approximating those above, the anticipated regulatory treatment would require return of or allow recovery of these amounts in rates over a prescribed amortization period. Accordingly, any settlement would not have a significant impact on KU's financial position or results of operations.

     Notes to
     Financial
     Statements
                             Kentucky Utilities Company

     9. Environmental Cost Recovery

     Since August 1994, KU has been collecting an environmental surcharge from its Kentucky retail customers under a Kentucky statute which authorizes electric utilities (including KU) to implement, beginning January 1, 1993, an environmental surcharge. The surcharge is designed to recover certain operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. KU's environmental surcharge was approved by the PSC in July 1994 and was implemented in August 1994.

     The constitutionality of the surcharge was challenged in the Franklin County (Kentucky) Circuit Court in an action brought against KU and the PSC by the Attorney General of Kentucky and joined by representatives of consumer groups. In July 1995, the Circuit Court entered a judgment upholding the constitutionality of the statute, but vacating that part of the PSC's July 1994 order which the judgment describes as allowing KU to recover, under the surcharge, environmental expenditures incurred before January 1, 1993, and ordering the case remanded to the PSC for determination in accordance with the Circuit Court judgment.

     The Attorney General and other consumer representatives appealed to the Kentucky Court of Appeals that part of the Circuit Court judgment upholding the constitutionality of the surcharge statute. The PSC and KU appealed that part of the judgment denying recovery of environmental expenditures incurred before January 1, 1993. On August 22, 1995, the PSC ordered all surcharge revenues collected by KU from that date subject to refund pending final determination of all appeals. The total collections under the surcharge from August 22, 1995 through December 31, 1995 were approximately $7 million.

     KU believes the constitutionality of the surcharge statute will be upheld, but it cannot predict the outcome of that part of the Circuit Court judgment disallowing recovery of environmental expenditures incurred before January 1, 1993. If the Circuit Court judgment is ultimately upheld as entered, KU estimates that the amount it would be required to refund (which is based solely on costs associated with environmental expenditures incurred before January 1, 1993) for surcharge collections through December 31, 1995, from the inception of the surcharge would be approximately $6 million, and from August 22, 1995 would be approximately $2 million. At this time, KU has not recorded any reserve for refund.

     Supplementary
     Quarterly
     Financial
     Information
     (Unaudited)
                             Kentucky Utilities Company

     Quarterly financial results for 1995 and 1994 are summarized below. Generally, quarterly results may fluctuate due to seasonal variations, changes in fuel costs and other factors. Operating revenues for the third quarter of 1994 were reduced by $17.5 million related to refunds to customers of fuel cost savings associated with the resolution of a coal contract dispute. Operating revenues for other quarters in 1994 were insignificantly impacted by the refunds. The refunding had no impact on operating revenues for 1995. Refer to Note 1 of the Notes to Financial Statements for additional information.

     Quarter                                    4th           3rd          2nd           1st
                                                                   (in thousands of dollars)
      1995
      Operating Revenues                  $  170,152   $   194,373  $   154,757   $  167,148
      Net Operating Income                    30,626        33,073       18,283       26,562
      Net Income                              22,438        24,915       10,561       18,928
      Net Income Applicable
             to Common Stock                  21,874        24,351        9,997       18,364
      1994
      Operating Revenues                  $  159,586   $   156,512  $   154,026   $  166,528
      Net Operating Income                    20,835        29,737       20,034       30,580
      Net Income                              14,053        23,642       14,473       25,344
      Net Income Applicable
             to Common Stock                  13,489        23,078       13,909       24,652

      These  quarterly  amounts  reflect,  in  KU's  opinion,  all  adjustments
     (including only normal recurring adjustments) necessary for a fair presentation.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      PART III


     Item 10. Directors and Executive Officers of the Registrant

     Refer to KU Energy's definitive proxy statement (Proxy Statement) filed with the Securities and Exchange Commission in connection with its 1996 Annual Shareholder Meeting under the caption "Election of Directors-- General" for the information required by this item pertaining to directors. Such information is incorporated herein by reference and is also filed herewith as Exhibit 99B. Information required by this item relating to executive officers of KU is set forth under a separate caption in Part I hereof.

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

             (1)  Financial Statements

                 Report of Independent Public Accountants,
                 Statements of Income and Retained Earnings for the three
                   years ended December 31, 1995,
                 Statements of Cash Flows for the three years ended
                   December 31, 1995,
                 Balance Sheets as of December 31, 1995 and 1994
                 Statements of Capitalization as of December 31, 1995 and
                  1994, and
                 Notes to Financial Statements.

             (2)  Schedules

                 Schedule II     Valuation and qualifying accounts.

             The following Schedules are omitted as not applicable or not required under Regulation S-X:

                 I, III, IV, V.

    (3) Exhibits

      Number                         Description                        Page

        3.A    Amended and Restated Articles of Incorporation of
               Kentucky Utilities Company.  (Exhibits 4.03 and 4.04
               to Form 8-K Current Report of KU, dated December 10,
               1993).  Incorporated by reference.                         -

        3.B    By-laws of Kentucky Utilities Company dated
               December 14, 1992.  (Exhibit 3B to Form 10-K Annual
               Report of KU for the year ended December 31, 1992).
               Incorporated by reference.                                 -

        4.A Indenture of Mortgage or Deed of Trust dated May 1, 1947 between Kentucky Utilities Company and First Trust of Illinois National Association (successor to Bank of America Illinois, formerly Continental Bank, National Association and formerly Continental Illinois National Bank and Trust Company of Chicago) and a successor individual co-trustee, as Trustees (the Trustees) (Amended Exhibit 7(a) in File
               No. 2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second Amended
               Exhibit 7.02 in File No. 2-7802), July 1, 1950 (Amended Exhibit 7.02 in File No. 2-8499), June 15, 1951 (Exhibit 7.02(a) in File No. 2-8499), June 1,
               1952 (Amended Exhibit 4.02 in File No. 2-9658),
               April 1, 1953 (Amended Exhibit 4.02 in File
               No. 2-10120), April 1, 1955 (Amended Exhibit 4.02 in File No. 2-11476), April 1, 1956 (Amended
               Exhibit 2.02 in File No. 2-12322), May 1, 1969
               (Amended Exhibit 2.02 in File No. 2-32602), April 1, 1970 (Amended Exhibit 2.02 in File No. 2-36410), September 1, 1971 (Amended Exhibit 2.02 in File
               No. 2-41467), December 1, 1972 (Amended Exhibit 2.02 in File No. 2-46161), April 1, 1974 (Amended
               Exhibit 2.02 in File No. 2-50344), September 1, 1974 (Exhibit 2.04 in File No. 2-59328), July 1, 1975
               (Exhibit 2.05 in File No. 2-59328), May 15, 1976
               (Amended Exhibit 2.02 in File No. 2-56126), April 15, 1977 (Exhibit 2.06 in File No. 2-59328), August 1, 1979 (Exhibit 2.04 in File No. 2-64969), May 1, 1980
               (Exhibit 2 to Form 10-Q Quarterly Report of KU for the quarter ended June 30, 1980), September 15, 1982 (Exhibit 4.04 in File No. 2-79891), August 1, 1984 (Exhibit 4B to Form 10-K Annual Report of KU for the year ended December 31, 1984), June 1, 1985
               (Exhibit 4 to Form 10-Q Quarterly Report of KU for the quarter ended June 30, 1985), May 1, 1990 (Exhibit 4 to Form 10-Q Quarterly Report of KU for the quarter ended June 30, 1990), May 1, 1991 (Exhibit 4 to Form 10-Q Quarterly Report of KU for the quarter ended June 30, 1991), May 15, 1992 (Exhibit 4.02 to Form 8-K of KU dated May 14, 1992), August 1, 1992 (Exhibit 4 to form 10-Q Quarterly

      Number                         Description                        Page

        4.A    Report of KU for the quarter ended September 30,
      (cont.)  1992), June 15, 1993 (Exhibit 4.02 to Form 8-K of KU dated June 15, 1993) and December 1, 1993
               (Exhibit 4.01 to Form 8-K of KU dated December 10,
               1993).  Incorporated by reference.                         -

       4.B     Supplemental Indenture dated March 1, 1992 between
               Kentucky Utilities Company and the Trustees,
               providing for the conveyance of properties formerly
               held by Old Dominion Power Company (Exhibit 4B to
               Form 10-K Annual Report of KU for the year ended
               December 31, 1992).  Incorporated by reference.            -

        4.C Supplemental Indenture dated November 1, 1994 between Kentucky Utilities Company and the Trustees (Exhibit
               4C to Form 10-K Annual Report of KU for the year
               ended December 31, 1994).  Incorporated by reference.      -

        4.D    Supplemental Indenture dated June 1, 1995 between
               Kentucky Utilities Company and the Trustees
               (Exhibit 4 to Form 10-Q Quarterly Report of KU for
               the quarter ended June 30, 1995).  Incorporated by
               reference.                                                 -
        4.E    Supplemental Indenture dated January 15, 1996 between
               Kentucky Utilities Company and the Trustees.             49-72

       10.A    KU's Amended and Restated Performance Share Plan
               (Exhibit 10A to Form 10-Q Quarterly Report of KU for
               the quarter ended June 30, 1993).  Incorporated by
               reference.                                                 -

       10.B    KU's Annual Performance Incentive Plan (Exhibit 10B
               to Form 10-K Annual Report of KU for the year ended
               December 31, 1990).  Incorporated by reference.            -

       10.C    Amendment No. 1 to KU's Annual Performance Incentive
               Plan (Exhibit 10D to Form 10-K Annual Report of KU
               for the year ended December 31, 1991).  Incorporated
               by reference.                                              -

       10.D    Amendment No. 2 to KU's Annual Performance Incentive
               Plan (Exhibit 10H to Form 10-K Annual Report of KU
               for the year ended December 31, 1993).  Incorporated
               by reference.                                              -

       10.E    Amendment No. 3 to KU's Annual Performance Incentive
               Plan (Exhibit 10I to Form 10-K Annual Report of KU
               for the year ended December 31, 1993).  Incorporated
               by reference.                                              -

       10.F    KU's Executive Optional Deferred Compensation Plan
               (Exhibit 10C to Form 10-K Annual Report of KU for the
               year ended December 31, 1990).  Incorporated by
               reference.                                                 -

       10.G Amendment No. 1 to KU's Executive Optional Deferred Compensation Plan (Exhibit 10F to Form 10-K Annual
               Report of KU for the year ended December 31, 1991).
               Incorporated by reference.                                 -

      Number                         Description                        Page

       10.H Amendment No. 2 to KU's Executive Optional Deferred Compensation Plan (Exhibit 10J to Form 10-K Annual
               Report of KU for the year ended December 31, 1993).
               Incorporated by reference.                                 -

       10.I    KU's Supplemental Security Plan (Exhibit 10I to
               Form 10-K Annual Report of KU for the year ended
               December 31, 1991).  Incorporated by reference.            -

       10.J    Amendment No. 1 to KU's Supplemental Security Plan.
               (Exhibit 10J to Form 10-K Annual Report of KU for the
               year ended December 31, 1994).  Incorporated by
               reference.                                                 -

       10.K    Amendment No. 2 to KU's Supplemental Security Plan.
               (Exhibit 10K to Form 10-K Annual Report of KU for the
               year ended December 31, 1994).  Incorporated by
               reference.                                                 -

       10.L    KU's Director Retirement Retainer Program, and
               Amendment No. 1 (Exhibit 10G to Form 10-K Annual
               Report of KU for the year ended December 31, 1991).
               Incorporated by reference.                                 -

       10.M    KU's Amended and Restated Director Deferred
               Compensation Plan                                        73-90

        12     Computation of Ratio of Earnings to Fixed Charges         91

        21     List of Subsidiaries                                      92

        23     Consent of Independent Public Accountants                 93

        27     Financial Data Schedule (required for electronic
               filing only in accordance with Item 601(c)(1) of
               Regulation S-K).                                           -

       99.A    Description of Common Stock                              94-95

       99.B    Director and Executive Officer Information               96-106

         Note - Exhibit numbers 10.A through 10.M are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

     The following instruments defining the rights of holders of certain long-term debt of KU have not been filed with the Securities and Exchange Commission but will be furnished to the Commission upon request.

         1. Loan Agreement dated as of May 1, 1990 between KU and the County of Mercer, Kentucky, in connection with $12,900,000 County of Mercer, Kentucky, Collateralized Solid Waste Disposal Facility Revenue Bonds (KU Project) 1990 Series A, due May 1, 2010 and May 1, 2020.

         2. Loan Agreement dated as of May 1, 1991 between KU and the County of Carroll, Kentucky, in connection with $96,000,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series A, due September 15, 2016.

         3. Loan Agreement dated as of August 1, 1992 between KU and the County of Carroll, Kentucky, in connection with $2,400,000
             County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series C, due February 1, 2018.

         4. Loan Agreement dated as of August 1, 1992 between KU and the County of Muhlenberg, Kentucky, in connection with $7,200,000 County of Muhlenberg, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series A, due February 1, 2018.

         5. Loan Agreement dated as of August 1, 1992 between KU and the County of Mercer, Kentucky, in connection with $7,400,000 County of Mercer, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series A, due February 1, 2018.

         6. Loan Agreement dated as of August 1, 1992 between KU and the County of Carroll, Kentucky, in connection with $20,930,000
             County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series B, due February 1, 2018.

         7. Loan Agreement dated as of December 1, 1993, between KU and the County of Carroll, Kentucky, in connection with $50,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (KU Project) 1993 Series A due December 1, 2023.

         8. Loan Agreement dated as of November 1, 1994, between KU and the County of Carroll, Kentucky, in connection with $54,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (KU Project) 1994 Series A due November 1, 2024.

     (B) No reports on Form 8-K were filed by KU during the last quarter of 1995.


                                                                                 SCHEDULE II


                                    KENTUCKY UTILITIES COMPANY

                                 VALUATION AND QUALIFYING ACCOUNTS




      Year Ended December 31,                                       1995      1994      1993
                                                                              (in thousands)
      Accumulated Provision for Uncollectible Accounts Receivable

      Balance at beginning of year                               $   457   $   923   $ 1,033

      Balance at end of year                                     $   455   $   457   $   923





      Note-Other valuation and qualifying accounts are not significant.


                                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 1996.

                                          KENTUCKY UTILITIES COMPANY


                                          /s/ Michael R. Whitley
                                          Michael R. Whitley
                                          Chairman and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

         Signature                 Title

         /s/ Michael R. Whitley
         Michael R. Whitley        Chairman and President (Principal Executive
                                   Officer) and Director

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

         /s/ John T. Newton
         John T. Newton            Director

         /s/ Frank V. Ramsey, Jr.
         Frank V. Ramsey, Jr.      Director

         /s/ Warren W. Rosenthal
         Warren W. Rosenthal       Director

         /s/ William L Rouse, Jr.
         William L. Rouse, Jr.     Director

         /s/ Charles L. Shearer
         Charles L. Shearer        Director

         /s/ Lee T. Todd, Jr.
         Lee T. Todd, Jr.          Director

     March 8, 1996