Form 10-Q
period 1996-03-31
KENTUCKY UTILITIES CO
filed 1996-05-03
CIK 55387

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  March 31, 1996

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


            Number  of  shares of  Common  Stock outstanding  at  May 2, 1996:
        37,817,878 shares (owned by the parent-KU Energy Corporation).

                            PART I.  FINANCIAL INFORMATION
                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)
                                                            For the Three
                                                             Months Ended
                                                              March 31,
                                                            1996      1995


        Operating Revenues                                $190,996  $167,148

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               54,025    45,706
          Electric power purchased                          17,504    15,777
          Other operating expenses                          29,688    30,598
          Maintenance                                       14,202    14,856
          Depreciation                                      20,018    18,701
          Federal and state income taxes                    16,336    10,634
          Other taxes                                        4,235     4,314

               Total Operating Expenses                    156,008   140,586

        Net Operating Income                                34,988    26,562

        Other Income and Deductions:
          Interest and dividend income                         613       633
          Other income and deductions - net                  2,100     1,480

               Total Other Income and Deductions             2,713     2,113

        Income Before Interest Charges                      37,701    28,675

        Interest Charges                                    10,198     9,747

        Net Income                                          27,503    18,928

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 26,939  $ 18,364



          The accompanying Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                             For the Three
                                                              Months Ended
                                                               March 31,
                                                            1996       1995

        Cash Flows from Operating Activities:

          Net Income                                      $ 27,503   $ 18,928
          Items not requiring (providing) cash currently:
            Depreciation                                    20,018     18,701
            Deferred income taxes
              and investment tax credit                       (352)      (630)
            Changes in current assets and liabilities:
              Change in fuel inventory                       4,127       (254)
              Change in accounts receivable                  1,508      5,623
              Change in accounts payable                    (2,455)   (18,239)
              Change in accrued taxes                       15,300     10,725
              Change in accrued utility revenues             2,704      2,493
            Other--net                                       9,665      8,570

        Net Cash Provided by Operating Activities           78,018     45,917

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (21,105)   (28,035)
          Other                                                201         10

        Cash Used by Investing Activities                  (20,904)   (28,025)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                      (40,200)    (7,100)
          Issuance of long-term debt                        35,710       (146)
          Funds deposited with trustee - net                 1,500      8,600
          Retirement of long-term debt, incl. premiums     (36,192)       (21)
          Payment of dividends                             (16,826)   (16,353)

        Net Cash Used by Financing Activities              (56,008)   (15,020)

        Net Increase in Cash and Cash Equivalents            1,106      2,872

        Cash and Cash Equivalents Beginning of Period        5,697      3,111

        Cash and Cash Equivalents End of Period           $  6,803  $   5,983

        Supplemental Disclosures
        Cash paid for:
          Interest on short- and long-term debt           $  6,294  $   6,475
          Federal and state income taxes                  $  2,753  $       -



          The accompanying Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                        As of       As of
                                                      March 31,    Dec. 31,
                                                         1996        1995

        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,401,414  $2,394,018
          Less: Accumulated depreciation               1,015,733     997,366
                                                       1,385,681   1,396,652
          Construction work in progress                   72,775      61,410
                                                       1,458,456   1,458,062
        Current Assets:
          Cash and cash equivalents                        6,803       5,697
          Escrow funds - coal contract litigation          6,599       6,599
          Construction funds held by trustee               2,270       3,743
          Accounts receivable                             47,963      49,471
          Accrued utility revenues                        25,196      27,900
          Fuel, principally coal, at average cost         25,311      29,438
          Materials and supplies, at average cost         23,547      23,064
          Other                                            8,471       8,121
                                                         146,160     154,033
        Investments, Deferred Charges and Other Assets:
          Unamortized loss on reacquired debt             11,640      11,304
          Other                                           37,615      36,589
                                                          49,255      47,893
               Total Assets                           $1,653,871  $1,659,988

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  587,214  $  576,537
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,373     545,980
                                                       1,173,587   1,162,517
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           15,400      55,600
          Accounts payable                                35,545      38,000
          Accrued interest                                10,695       7,556
          Accrued taxes                                   20,501       5,201
          Customers' deposits                              7,245       6,876
          Accrued payroll and vacations                   11,177       8,706
          Liab. to ratepayers - coal contract litigation   6,599       6,599
          Other                                            8,697       6,752
                                                         115,880     135,311
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes              233,158     231,717
          Accumulated deferred investment tax credits     33,177      34,180
          Regulatory tax liability                        56,806      57,726
          Other                                           41,263      38,537
                                                         364,404     362,160
               Total Capitalization and Liabilities   $1,653,871  $1,659,988


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

          Utilities  Company (KU) Annual Report  on Form 10-K  for the year ended December 31, 1995.

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

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          energy from coal, including the Federal Clean Air Act as amended.

          KU's environmental surcharge was  approved by the Kentucky Public

          Service  Commission (PSC)  in July  1994 and  was implemented  in

          August 1994.

              The   constitutionality   of   the   surcharge  statute   was

          challenged in the Franklin County (Kentucky) Circuit Court  in an

          action brought against KU and the PSC by  the Attorney General of

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

          Circuit  Court judgment  upholding the  constitutionality of  the

          surcharge  statute.   The PSC  and KU appealed  that part  of the

          judgment denying recovery of environmental  expenditures incurred before  January 1, 1993.  On August 22, 1995, the PSC ordered all surcharge revenues  collected by  KU  from that  date subject  to refund pending final determination of all appeals.  In March 1996 in  the semi-annual  reconciliation review,  the PSC  ordered all surcharge  revenues collected  during the  six-month period  then under review (February 1, 1995 through July  31, 1995) subject to

                              KENTUCKY UTILITIES COMPANY
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          refund pending final  determination of  all appeals.   The  total

          surcharge collections  from  February 1, 1995  through  March 31,

          1996 were approximately $22 million.

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

          March 31, 1996, from the implementation of the surcharge would be approximately $7 million,  and  from February 1,  1995  would  be approximately  $5 million.  At this time, KU has not recorded any reserve for refund.



          3.  FINANCING

              In  January 1996,  KU issued  $36 million  of Series S  First

          Mortgage  Bonds  which  will  mature January 15,  2006  and  bear

          interest  at   5.99%.     The  proceeds  were   used  to   redeem

          $35.5 million  of Series K  First Mortgage  Bonds.   A redemption

          premium of approximately $.7 million  was recorded on the balance sheet  and will  be amortized  over the  period to  the scheduled maturity of the new bonds.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          LIQUIDITY & RESOURCES

              At  March 31,   1996,   KU's   short-term   borrowings   were

          $15.4 million compared  to  $55.6 million at  December 31,  1995.

          The  short-term borrowings  have been  used primarily  to finance

          ongoing   construction   expenditures   and   general   corporate

          requirements.     The  decrease  is  due   primarily  to  planned

          reductions  in  construction  expenditures  and  additional  cash provided by operations during the first quarter of 1996.

              Refer to  Note 3 of the  Notes to Financial  Statements for a

          discussion of KU's recent financing activities.



          RESULTS OF OPERATIONS

          Quarter ended March 31, 1996, compared
          to the Quarter ended March 31, 1995

              Net income  applicable to  common stock  for the  three-month

          period  ended   March 31,  1996  was  $26.9 million  compared  to

          $18.4 million for the corresponding period of 1995.  The increase primarily  reflects the  positive effects  of colder  weather and increased  opportunity sales  during  the first  quarter of  1996

          compared to 1995.   The  positive effects of  these factors  were

          somewhat offset by increases in  fuel and purchased power expense as discussed below.

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                  Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended March 31, 1996
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             13        $  8,186
          Commercial                               5           2,018
          Industrial                              10           3,134
          Mine Power & Public Authorities          3             907
              Total Retail Sales                   9          14,245
          Wholesale                                5             773
          Opportunity                            405           7,920
              Total Other Electric Utilities      89           8,693
          Miscellaneous Revenues & Other           -             910
              Total                               19        $ 23,848


              Operating  revenues  increased  $23.8 million  (14%).     The

          increase reflects  a 19%  increase in  kilowatt-hour sales.   The

          increase in  kilowatt-hour  sales is  primarily  attributable  to increases in residential, industrial  and opportunity sales.  The

          increase  in  opportunity  sales   (525,495 megawatt-hours versus

          104,148 megawatt-hours) is primarily due to Non-Firm energy sales agreements with two neighboring utilities for the year 1996.  The increase in industrial  sales reflects  continued  economic growth in the manufacturing sector of KU's service area evidenced primarily by a 6% increase in  the number of industrial customers  over 1995.

          The increase in residential sales was primarily due to colder weather in the first quarter of 1996  compared to  1995.  KU  set an  all-time peak demand  for  electricity on February 5, 1996 of 3,391 megawatts.

              Fuel expense increased $8.3 million (18%).   The increase was

          primarily due to  a 20% increase  in the  tons of coal  consumed,

                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          which was primarily caused  by a 19% increase in generation.  The increase in consumption  resulted from  the previously  mentioned

          increase  in  kilowatt-hour  sales.    Purchased   power  expense

          increased $1.7 million (11%) due to an increase in energy charges

          ($2.0 million) offset  slightly by  a decrease in  demand charges

          ($.3 million).    The increase  in  energy costs  reflects  a 10%

          increase in kilowatt-hour purchases.

              Federal and state income taxes  increased $5.7 million (54%).

          The increase was primarily due to increased pre-tax income.



          UTILITY ISSUES - COMPETITION

              Refer to  Management's Discussion  and Analysis  in the  1995

          Annual  Report on Form 10-K  under the heading  "Utility Issues -

          Competition" for  a discussion  of the Federal  Energy Regulatory

          Commission's (FERC) proposed rules  addressing  open  access trans-

          mission service and the collection of charges  for the  recovery of stranded costs. In late April 1996, the FERC issued two final rules and  a  Notice  of Proposed  Rulemaking (NOPR).  FERC Order  No. 888

          addresses  both open  access  and stranded cost  issues.  FERC Order

          No. 889  requires utilities to establish electronic systems to share information about available transmission capacity. It also establishes standards of conduct.  The NOPR proposes to establish a new system for utilities to use  in  reserving  capacity on  their  own and  other's transmission lines.  KU is currently evaluating the impacts of the final rules  and the NOPR.

                             PART II.  OTHER INFORMATION

                              KENTUCKY UTILITIES COMPANY



          ITEM 1.  LEGAL PROCEEDINGS

                 See   Note 2  of  the   Notes  to   Financial  Statements,

          Environmental   Cost   Recovery,   for   a   discussion   of  the

          environmental surcharge.



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits.

                 The following exhibit is filed as part of this report:

                 Exhibit
                 Number                    Description

                 27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K.)


             (b) Reports on Form 8-K.

                 (1)  KU filed a  Form 8-K dated January 18, 1996 to report

                      certain  financial   information  included   in   the

                      Prospectus  dated January 18,  1996 for  its Series S

                      First Mortgage Bonds.

                              KENTUCKY UTILITIES COMPANY



                                      SIGNATURES





             Pursuant  to the requirements of the Securities Exchange Act of

          1934, the Registrant has duly caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)



          Date   May 2, 1996                    /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President




          Date   May 2, 1996                    /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller