Form 10-Q
period 1996-06-30
KENTUCKY UTILITIES CO
filed 1996-08-05
CIK 55387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended  June 30, 1996

                                          OR

                       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from            to


           Commission  Registrant; State of Incorporation;     IRS Employer
           File Number   Address;  and Telephone Number     Identification No.

             1-10944          KU Energy Corporation            61-1141273
                            (A Kentucky Corporation)
                               One Quality Street
                         Lexington, Kentucky  40507-1428
                                  (606) 255-2100

             1-3464         Kentucky Utilities Company         61-0247570
                       (A Kentucky and Virginia Corporation)
                                One Quality Street
                          Lexington, Kentucky  40507-1428
                                  (606) 255-2100



        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes   X     No     .

        Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

        KU Energy Corporation:      Common  stock,  no par  value,  37,817,878
                                    shares outstanding at August 2, 1996

        Kentucky Utilities Company: Common  stock,  no par  value,  37,817,878 shares outstanding and held  by KU  Energy
                                    Corporation at August 2, 1996

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                     FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                       CONTENTS


      PART I.  FINANCIAL INFORMATION                                    Page No.

               Item 1:  Financial Statements

                        KU ENERGY CORPORATION

                          Consolidated Statements of Income                 3-4

                          Consolidated Statements of Cash Flows               5

                          Consolidated Balance Sheets                         6

                        KENTUCKY UTILITIES COMPANY

                          Statements of Income                              7-8

                          Statements of Cash Flows                            9

                          Balance Sheets                                     10

               CONDENSED NOTES TO FINANCIAL STATEMENTS OF KU ENERGY
               CORPORATION AND KENTUCKY UTILITIES COMPANY                 11-15

               Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

                        KU ENERGY CORPORATION AND KENTUCKY
                        UTILITIES COMPANY                                 16-21

      PART II. OTHER INFORMATION

               Item 1:  Legal Proceedings                                    22

               Item 4:  Submission of Matters to a Vote of
                        Security Holders                                     22

               Item 6:  Exhibits and Reports on Form 8-K                     22


               Signatures                                                    23

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                             June 30,
                                                         1996         1995

      Operating Revenues                               $167,510     $154,749

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            45,079       40,679
        Electric power purchased                         17,589       17,631
        Other operating expenses                         30,727       30,661
        Maintenance                                      17,606       19,495
        Depreciation                                     20,154       18,832
        Federal and state income taxes                    9,636        5,378
        Other taxes                                       3,894        4,180

            Total Operating Expenses                    144,685      136,856

      Net Operating Income                               22,825       17,893

      Other Income and Deductions:
        Interest and dividend income                        666        1,127
        Other income and deductions - net                 2,927        1,868

            Total Other Income and Deductions             3,593        2,995

      Income Before Interest and Other Charges           26,418       20,888

      Interest and Other Charges                         10,345       10,466

      Net Income                                       $ 16,073     $ 10,422

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $    .42     $    .27



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)

                                                            For the Six
                                                           Months Ended
                                                             June 30,
                                                         1996         1995

      Operating Revenues                               $358,500     $321,889

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            99,104       86,385
        Electric power purchased                         35,093       33,408
        Other operating expenses                         60,724       61,867
        Maintenance                                      31,810       34,353
        Depreciation                                     40,219       37,580
        Federal and state income taxes                   25,336       15,869
        Other taxes                                       8,261        8,523

            Total Operating Expenses                    300,547      277,985

      Net Operating Income                               57,953       43,904

      Other Income and Deductions:
        Interest and dividend income                      1,551        2,104
        Other income and deductions - net                 3,995        3,999

            Total Other Income and Deductions             5,546        6,103

      Income Before Interest and Other Charges           63,499       50,007

      Interest and Other Charges                         21,107       20,778

      Net Income                                       $ 42,392     $ 29,229

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $   1.12     $    .77




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                                For the
                                                               Six Months
                                                             Ended June 30,
                                                            1996         1995
     Cash Flows from Operating Activities:
       Net Income                                         $  42,392    $ 29,229
       Items not requiring (providing) cash currently:
        Depreciation                                         40,219      37,580
        Deferred income taxes and investment tax credit         701        (392)
        Changes in current assets and liabilities:
          Change in fuel inventory                           (8,089)     (2,199)
          Change in accounts receivable                       1,505       3,253
          Change in accounts payable                          3,050     (10,411)
          Change in accrued taxes                                42       4,575
          Change in accrued utility revenues                  2,345        (628)
          Change in liability to ratepayers                  (6,599)       (314)
          Change in escrow funds                              6,599         317
        Other--net                                            6,886         (52)

     Net Cash Provided by Operating Activities               89,051      60,958

     Cash Flows from Investing Activities:
        Construction expenditures - utility                 (47,431)    (54,480)
        Proceeds from leveraged lease investments               236         236
        Investment in independent power projects               (666)     (2,595)
        Proceeds from independent power projects                638         188
        Other                                                   201          13

     Net Cash Used by Investing Activities                  (47,022)    (56,638)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                         (14,900)    (31,300)
        Issuance of long-term debt                           35,682      49,401
        Funds deposited with trustee - net                    3,779       8,600
        Retirement of long-term debt, incl. premiums        (36,192)        (21)
        Payment of common stock dividends                   (32,523)    (31,767)

     Net Cash Used by Financing Activities                  (44,154)     (5,087)

     Net Decrease in Cash and Cash Equivalents               (2,125)       (767)

     Cash and Cash Equivalents Beginning of Period           29,492      28,927

     Cash and Cash Equivalents End of Period              $  27,367    $ 28,160

     Supplemental Disclosures
     Cash paid for:
       Interest on short- and long-term debt              $  17,896     $ 18,622
       Federal and state income taxes                     $  26,975     $ 12,554

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                        As of        As of
                                                       June 30,      Dec. 31,
     ASSETS                                              1996         1995
     Utility Plant:
       Plant in service, at cost                      $ 2,434,567   $2,394,018
       Less: Accumulated depreciation                   1,034,025      997,366
                                                        1,400,542    1,396,652
       Construction work in progress                       64,247       61,410
                                                        1,464,789    1,458,062
     Current Assets:
       Cash and cash equivalents                           27,367       29,492
       Escrow funds - coal contract litigation                  -        6,599
       Construction funds held by trustee                       -        3,743
       Accounts receivable                                 48,024       49,529
       Accrued utility revenues                            25,555       27,900
       Fuel, principally coal, at average cost             37,527       29,438
       Materials and supplies, at average cost             22,970       23,064
       Other                                                8,447        8,121
                                                          169,890      177,886
     Investments, Deferred Charges and Other Assets:
       Investment in leveraged leases                      23,038       21,509
       Unamortized loss on reacquired debt                 11,370       11,304
       Other                                               45,726       46,213
                                                           80,134       79,026
           Total Assets                               $ 1,714,813   $1,714,974

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $   638,480   $  628,611
       Preferred stock of Subsidiary                       40,000       40,000
       Long-term debt of Subsidiary                       546,373      545,980
                                                        1,224,853    1,214,591
     Current Liabilities:
       Long-term debt due within one year                      21           21
       Short-term borrowings                               40,700       55,600
       Accounts payable                                    40,985       37,935
       Accrued interest                                     8,304        7,556
       Accrued taxes                                        5,002        4,960
       Customers' deposits                                  7,729        6,876
       Accrued payroll and vacations                        9,609        8,759
       Liab. to ratepayers - coal contract litigation           -        6,599
       Other                                                9,112        6,992
                                                          121,462      135,298
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                  237,953      233,707
       Accumulated deferred investment tax credits         32,174       34,180
       Regulatory tax liability                            55,929       57,726
       Other                                               42,442       39,472
                                                          368,498      365,085
           Total Capitalization and Liabilities       $ 1,714,813   $1,714,974

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)
                                                            For the Three
                                                             Months Ended
                                                               June 30,
                                                            1996      1995


        Operating Revenues                                $167,516  $154,757

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               45,079    40,679
          Electric power purchased                          17,589    17,631
          Other operating expenses                          30,214    30,127
          Maintenance                                       17,604    19,493
          Depreciation                                      20,107    18,785
          Federal and state income taxes                     9,215     5,634
          Other taxes                                        3,845     4,125

               Total Operating Expenses                    143,653   136,474

        Net Operating Income                                23,863    18,283

        Other Income and Deductions:
          Interest and dividend income                         401       803
          Other income and deductions - net                  1,706     1,376

               Total Other Income and Deductions             2,107     2,179

        Income Before Interest Charges                      25,970    20,462

        Interest Charges                                     9,780     9,901

        Net Income                                          16,190    10,561

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 15,626  $  9,997






        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)
                                                             For the Six
                                                             Months Ended
                                                               June 30,
                                                            1996      1995


        Operating Revenues                                $358,512  $321,905

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               99,104    86,385
          Electric power purchased                          35,093    33,408
          Other operating expenses                          59,902    60,725
          Maintenance                                       31,806    34,349
          Depreciation                                      40,125    37,486
          Federal and state income taxes                    25,551    16,268
          Other taxes                                        8,080     8,439

               Total Operating Expenses                    299,661   277,060

        Net Operating Income                                58,851    44,845

        Other Income and Deductions:
          Interest and dividend income                       1,014     1,436
          Other income and deductions - net                  3,806     2,856

               Total Other Income and Deductions             4,820     4,292

        Income Before Interest Charges                      63,671    49,137

        Interest Charges                                    19,978    19,648

        Net Income                                          43,693    29,489

        Preferred Stock Dividend Requirements                1,128     1,128

        Net Income Applicable to Common Stock             $ 42,565  $ 28,361







        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                              For the Six
                                                              Months Ended
                                                                June 30,
                                                            1996       1995

        Cash Flows from Operating Activities:

          Net Income                                      $ 43,693   $ 29,489
          Items not requiring (providing) cash currently:
            Depreciation                                    40,125     37,486
            Deferred income taxes
              and investment tax credit                       (497)    (1,097)
            Changes in current assets and liabilities:
              Change in fuel inventory                      (8,089)    (2,199)
              Change in accounts receivable                  1,447      2,957
              Change in accounts payable                     3,650    (11,075)
              Change in accrued taxes                         (118)     4,737
              Change in accrued utility revenues             2,345       (628)
              Change in liability to ratepayers             (6,599)      (314)
              Change in escrow funds                         6,599        317
            Other--net                                       7,515      1,797

        Net Cash Provided by Operating Activities           90,071     61,470

        Cash Flows from Investing Activities:

          Construction expenditures - utility              (47,431)   (54,480)
          Other                                                201         17

        Cash Used by Investing Activities                  (47,230)   (54,463)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                      (14,900)   (31,300)
          Issuance of long-term debt                        35,682     49,401
          Funds deposited with trustee - net                 3,779      8,600
          Retirement of long-term debt, incl. premiums     (36,192)       (21)
          Payment of dividends                             (33,651)   (32,706)

        Net Cash Used by Financing Activities              (45,282)    (6,026)

        Net Increase (Decrease) in Cash and
          Cash Equivalents                                  (2,441)       981

        Cash and Cash Equivalents Beginning of Period        5,697      3,111

        Cash and Cash Equivalents End of Period           $  3,256  $   4,092

        Supplemental Disclosures
        Cash paid for:
          Interest on short- and long-term debt           $ 17,896  $  18,622
          Federal and state income taxes                  $ 27,918  $  12,826


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                        As of       As of
                                                       June 30,    Dec. 31,
                                                         1996        1995

        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,434,567  $2,394,018
          Less: Accumulated depreciation               1,034,025     997,366
                                                       1,400,542   1,396,652
          Construction work in progress                   64,247      61,410
                                                       1,464,789   1,458,062
        Current Assets:
          Cash and cash equivalents                        3,256       5,697
          Escrow funds - coal contract litigation              -       6,599
          Construction funds held by trustee                   -       3,743
          Accounts receivable                             48,024      49,471
          Accrued utility revenues                        25,555      27,900
          Fuel, principally coal, at average cost         37,527      29,438
          Materials and supplies, at average cost         22,970      23,064
          Other                                            8,447       8,121
                                                         145,779     154,033
        Investments, Deferred Charges and Other Assets:
          Unamortized loss on reacquired debt             11,370      11,304
          Other                                           37,202      36,589
                                                          48,572      47,893
               Total Assets                           $1,659,140  $1,659,988

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  586,578  $  576,537
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,373     545,980
                                                       1,172,951   1,162,517
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           40,700      55,600
          Accounts payable                                41,650      38,000
          Accrued interest                                 8,304       7,556
          Accrued taxes                                    5,083       5,201
          Customers' deposits                              7,729       6,876
          Accrued payroll and vacations                    9,560       8,706
          Liab. to ratepayers - coal contract litigation       -       6,599
          Other                                            8,997       6,752
                                                         122,044     135,311
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes              234,765     231,717
          Accumulated deferred investment tax credits     32,174      34,180
          Regulatory tax liability                        55,929      57,726
          Other                                           41,277      38,537
                                                         364,145     362,160
               Total Capitalization and Liabilities   $1,659,140  $1,659,988


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        1.  PRESENTATION OF CONDENSED INFORMATION

             The  unaudited  interim  financial  statements  presented  herein include  the  consolidated statements  of  KU  Energy Corporation  and

        Subsidiaries (KU Energy  or the Company) as well as separate financial statements for Kentucky Utilities Company (KU).  KU Energy Corporation

        is a  holding company organized  under the  laws of Kentucky  with two first-tier subsidiaries:  KU Capital  Corporation (KU Capital), a non-

        utility  subsidiary,   and  KU,  an  electric  utility.     KU  Energy

        Corporation owns 100%  of the common equity of KU Capital  and KU.  KU is KU Energy Corporation's principal subsidiary.

             The unaudited statements  have been prepared  by the Company  and

        KU,  respectively,  pursuant  to  the  rules  and regulations  of  the

        Securities and Exchange Commission.   Certain information and footnote

        disclosures  normally included  in  financial  statements prepared  in accordance  with  generally accepted  accounting principles  have been condensed or omitted pursuant to  such rules and regulations, although the Company  and KU believe the  disclosures are adequate to  make the

        information  presented  not misleading.    The Company's  consolidated

        financial statements should be read in conjunction with  the financial statements  and notes thereto incorporated  by reference in the Annual

        Report on Form 10-K of KU Energy for the year ended December 31, 1995;

        and the KU financial statements should be read in conjunction with the financial statements and notes  thereto included in the  Annual Report on Form 10-K of KU for the year ended December 31, 1995.

             In  the opinion of the Company and KU, the respective information furnished herein reflects all adjustments, all of which are normal and

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        recurring,  which are necessary to  present fairly the  results of the periods shown and the disclosures which have been made are adequate to make the information not  misleading.  Results of interim  periods are not necessarily  indicative of results for any twelve-month period due to the seasonal nature of KU's business.  Prior year amounts have been

        reclassified   on  a   basis   consistent  with   the  June 30,   1996

        presentation.



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

        Federal  Clean Air Act as  amended.  KU's  environmental surcharge was approved  by the Kentucky Public Service Commission (PSC) in July 1994

        and was implemented in  August 1994.  The total  surcharge collections

        from  August 1,   1994  through   June 30,  1996   were  approximately

        $31 million.

             The constitutionality of the  surcharge statute was challenged in the  Franklin  County (Kentucky)  Circuit Court  in an  action brought against KU  and the PSC by the Attorney General of Kentucky and joined

        by  representatives of  consumer groups.   In  July 1995,  the Circuit

        Court  entered  a  judgment  upholding the  constitutionality  of  the

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        statute, but vacating that part of the PSC's July 1994 order which the judgment describes  as allowing  KU to  recover, under the  surcharge,

        environmental  expenditures  incurred  before  January 1,   1993,  and

        ordering  the  case  remanded  to  the  PSC  for  a  determination  in accordance with the Circuit Court judgment.

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

        August 22, 1995,  in the first semi-annual  reconciliation review, the

        PSC  ordered all  surcharge revenues  collected by  KU from  that date

        subject  to refund  pending final  determination of  all appeals.   In

        March 1996 in  the second  semi-annual reconciliation review,  the PSC ordered all  surcharge revenues collected during  the six-month period then under review (February 1, 1995  through July 31, 1995) subject to

        refund  pending  final  determination  of  all  appeals.    The  total

        surcharge collections from February 1, 1995 through June 30, 1996 were approximately $27 million.

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

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        1993)  for  surcharge  collections  through June 30,  1996,  from  the implementation of the surcharge would be approximately $9 million, and

        from February 1,  1995  would be  approximately $7 million.   At  this

        time, KU has not recorded any reserve for refund.



        3.  FINANCING

             In January 1996, KU issued $36 million of Series S First Mortgage

        Bonds which bear  interest at 5.99% and will mature January 15, 2006.

        The  proceeds were  used  to redeem  $35.5 million  of Series K  First

        Mortgage Bonds.  A redemption premium of approximately $.7 million was recorded on the balance sheet and will be amortized over the period to the scheduled maturity of the new bonds.



        4. OPERATING REVENUES AND FUEL COSTS

             Pursuant  to regulatory orders,  KU had been  refunding fuel cost savings related to the resolution of a coal contract dispute.  Refunds were made to Virginia  retail customers during the period  August 1993 through June 1994.  Refunds were made to wholesale customers under the jurisdiction  of  the FERC  in lump  sum  payments in  September 1993.

        Refunds  to Kentucky  retail  customers commenced  in  July 1994.    A

        portion  remained to  be refunded  to Kentucky  customers who  had not

        filed  required claims  for refunds.   Kentucky passed  legislation in

        March 1996 which provides for the distribution by the State of certain unclaimed  utility refunds  to  pay qualifying  workers'  compensation claims through the  Kentucky Workers' Compensation  Funding Commission

        (Funding  Commission).    KU  requested  permission  from  the  PSC to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        transfer  the  remaining  unclaimed  refunds  to  the  state for  this purpose.  The PSC issued an order in June 1996  approving this request and  releasing KU  from any  obligation imposed  by the  PSC to  hold,

        maintain  and   distribute  the  funds.    KU  transferred  the  funds

        (approximately $6.8 million)  to the Funding Commission  in June 1996.

        The legislation  releases  KU  upon  payment  to  the  Kentucky  State

        Treasurer  from any  future liability  relating to  unclaimed refunds,

        preserves the rights of ratepayers entitled to claim a refund who have not yet done  so, and authorizes  the Funding  Commission to make  any such refunds using any funds available.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following discussion and  analysis of financial condition and results  of operations  is for  the Company  unless  otherwise stated.

        Material changes in the consolidated financial condition and operating results of KU Energy are based primarily upon the operations of KU.



        LIQUIDITY & RESOURCES

             At June 30,  1996, KU's short-term borrowings  were $40.7 million

        compared  to  $55.6 million  at  December 31, 1995.    The  short-term

        borrowings have  been used  primarily to finance  ongoing construction expenditures and general corporate requirements.  The decrease  is due primarily to  planned  reductions  in  construction  expenditures  and additional cash provided by operations during the first half of 1996.

             Refer to  Note 3 of the  Condensed Notes to  Financial Statements

        for a discussion of KU's recent financing activities.



        RESULTS OF OPERATIONS

        Quarter ended June 30, 1996, compared
        to the Quarter ended June 30, 1995

              The  Company's earnings  per common  share for  the three-month period  ended June 30,  1996  were  $.42  compared  to  $.27  for  the

        corresponding  period of 1995.   The increase reflects  the success of

        KU's aggressive marketing  efforts in the  residential sector and  the positive effects of colder weather in  April 1996 as well as increased sales to  industrial customers and increased  opportunity sales during the second quarter of 1996 compared to 1995.  The  positive effects of these factors were somewhat offset by increased fuel and  depreciation.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        expenses.

              The  changes  in  operating  revenues  and  kilowatt-hour sales

        described  below are  for the  Company.   The only  difference between

        changes in operating revenues for  the Company and operating  revenues

        for  KU  are  intercompany   revenues  that  are  eliminated  in   the

        consolidated  financial statements.   These  intercompany  amounts are

        immaterial.

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended June 30, 1996
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                 13         $4,663
        Commercial                                   3            968
        Industrial                                   7          2,272
        Mine Power                                  (7)          (677)
        Public Authorities                          10          1,236
            Total Retail Sales                       7          8,462
        Wholesale                                    6            908
        Opportunity                                 45          2,167
            Total Other Electric Utilities          22          3,075
        Miscellaneous Revenues & Other               -          1,224
            Total                                    9        $12,761


              Operating revenues increased  $12.8 million (8%).  The increase

        reflects  a 9%  increase  in kilowatt-hour  sales.   The  increase  in

        kilowatt-hour   sales  is  primarily   attributable  to  increases  in

        residential,  industrial  and  opportunity  sales.   The  increase  in

        residential  sales was  due  to  the  positive impacts  of  aggressive

        marketing  efforts and  to  colder weather  during  April 1996.    The

        increase in industrial sales reflects continued economic growth in the manufacturing sector of KU's service area evidenced primarily by a 10%

        increase  in  the  number of  industrial  customers  over  1995.   The

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        increase in opportunity  sales (374,794 megawatt-hours versus  257,961 megawatt-hours) is  primarily due  to agreements with  two neighboring utilities for non-firm energy sales during 1996.

              Fuel expense  increased $4.4 million  (11%).   The increase was

        primarily due to a 14% increase in the tons of coal consumed partially offset  by  a 4%  reduction  in  the average  price  per  ton of  coal consumed.  The  increased consumption  was primarily caused  by a  13%

        increase  in generation  due to the  previously mentioned  increase in kilowatt-hour sales.

              Maintenance expense decreased $1.9 million (10%).  The decrease was primarily due to  the timing of expenditures for  transmission and distribution maintenance.

              Federal and  state income  taxes increased  $4.3 million (79%).

        The increase was primarily attributable to higher pretax net income.



        Six Months ended June 30, 1996, compared to the Six Months ended June 30, 1995

              The  Company's  earnings per  common  share  for  the six-month period  ended  June  30, 1996 were  $1.12  compared  to  $.77 for  the

        corresponding  period of 1995.   The increase reflects  the success of

        KU's  aggressive  marketing efforts  in  the  residential sector,  the positive effects  of colder weather in  the first four  months of 1996 and increases  in industrial  and opportunity  sales during  the first

        half of 1996 compared to 1995.   The positive effects of these factors

        were somewhat offset by increased fuel and depreciation expenses.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Six Months
                                                 Ended June 30, 1996
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                 13        $12,849
        Commercial                                   4          2,986
        Industrial                                   9          5,406
        Mine Power                                  (5)          (912)
        Public Authorities                           9          2,378
            Total Retail Sales                       8         22,707
        Wholesale                                    6          1,681
        Opportunity                                149         10,087
            Total Other Electric Utilities          51         11,768
        Miscellaneous Revenues & Other               -          2,136
            Total                                   14        $36,611



              Operating revenues increased $36.6 million (11%).  The increase

        reflects  a  14% increase  in kilowatt-hour  sales.   The  increase in

        kilowatt-hour  sales is  primarily  due to  increases in  residential,

        industrial and opportunity sales.   The increase in  residential sales

        was due to the positive impacts of aggressive marketing efforts and to colder weather  during the first four  months of 1996  compared to the

        same period  of 1995.    KU set  an all-time  record  peak demand  for

        electricity on February 5, 1996  of 3,391 megawatts.  The  increase in opportunity  sales  was  primarily  attributable  to  agreements  with

        neighboring  utilities for  non-firm energy  sales during  1996.   The

        increase in industrial sales  was primarily due  to an 8% increase  in the number of industrial customers over 1995.

              Fuel expense  increased $12.7 million (15%).   The increase was

        primarily due  to a 17% increase in the tons of coal consumed slightly offset by a 3% decrease in the average price per ton of coal consumed.

        The increase  in consumption was  primarily due to  a 16%  increase in

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        generation due  to the previously mentioned  increase in kilowatt-hour sales.

              Maintenance   expense  decreased   by  $2.5 million   (7%)  due

        primarily  to   the  timing  of  expenditures   for  transmission  and

        distribution maintenance.

              Federal and state income taxes increased by $9.5 million (60%).

        The increase was primarily attributable to higher pretax net income.



        UTILITY ISSUES - COMPETITION

              Refer  to  Management's Discussion  and  Analysis  in  the 1995

        KU Energy Annual Report on Form 10-K under the heading "Utility Issues

        -Competition"  for  a  discussion  of the  Federal  Energy  Regulatory

        Commission's (FERC) proposed rules addressing open access transmission service and the  collection of  charges for the  recovery of  stranded costs.  In  late April 1996,  the FERC  issued two final  rules and  a

        Notice of Proposed  Rulemaking (NOPR).  FERC Order No. 888 (Order 888)

        addressed  both  open access  and stranded  cost  issues.   FERC Order

        No. 889 (Order 889) requires utilities to establish an electronic Open

        Access Same-Time Information System (OASIS) to share information about available  transmission capacity, and  also requires the establishment by  each utility of standards  of conduct for  its transmission system

        operation.   The NOPR proposes to establish a new system for utilities

        to use in  reserving capacity  on their own  and other's  transmission lines.

              On July 9, 1996, KU filed a new open access transmission tariff

        with the FERC designed  to comply with provisions of Order 888.   Upon

        acceptance  by the FERC, the  new tariff will  supersede KU's existing

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Transmission Services Tariff, which had been  in effect since December

        1994.  The provisions of the tariff filed July 9, 1996, are similar to the terms and conditions of service contained in KU's existing tariff.

              KU is in the process of  developing an OASIS and finalizing its

        standards of conduct pursuant  to Order 889.   KU expects to meet  the

        FERC's   November 1,  1996,  deadline   for  implementation  of  these

        requirements.

              KU is also  in the process of evaluating the  FERC's NOPR which rules,  if  adopted as  proposed,  would  supersede KU's  transmission tariff filed July 9, 1996.

              The Company believes  that competition and change will continue

        to impact  the industry going  forward.   With utility rates  that are

        among the lowest in the Nation, KU believes it is  well-positioned for an increasingly competitive environment.

                             PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

             See  Note 2 of  the Condensed  Notes to  Financial  Statements,
          Environmental   Cost   Recovery,   for  a   discussion   of  KU's
          environmental surcharge.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS KU Energy Corporation

             At the April 23, 1996, Annual Meeting of Shareholders, the following proposal was acted upon and approved.

              To elect  five Directors  to the  Board of  Directors of  the
              Company.
                                           Votes for  Votes Withheld
              Mira S. Ball                31,443,277         371,571
              Carol M. Gatton             31,402,099         371,571
              Frank V. Ramsey, Jr.        31,432,761         371,571
              Charles L. Shearer          31,397,729         371,571
              Lee T. Todd, Jr.            31,454,407         371,571

          Kentucky Utilities Company

             At the April 23, 1996, Annual Meeting of Shareholders, the following proposal was acted upon and approved.

              To elect five Directors to the Board of Directors of KU.

                                           Votes for  Votes Withheld
              Mira S. Ball                37,817,878               0
              Carol M. Gatton             37,817,878               0
              Frank V. Ramsey, Jr.        37,817,878               0
              Charles L. Shearer          37,817,878               0
              Lee T. Todd, Jr.            37,817,878               0

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.
             The following exhibits are filed as part of this report:

             Exhibit Number                    Description

                 4.01         By-laws  of  KU   Energy  Corporation   dated
                              July 29, 1996
                 4.02         By-laws of Kentucky  Utilities Company  dated
                              July 29, 1996
                27.01         Financial Data Schedule for KU Energy
                27.02         Financial Data Schedule for KU
                (Both required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K.)

             (b) Reports on Form 8-K.
                 None.

                                      SIGNATURES





             Pursuant to the requirements of the Securities Exchange Act  of

          1934, KU  Energy Corporation and Kentucky  Utilities Company have each duly  caused this report to  be signed on its  behalf by the undersigned thereunto duly authorized.





                                                KU ENERGY CORPORATION and
                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrants)



          Date  August 2, 1996                  /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President





          Date  August 2, 1996                  /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller