Form 10-Q
period 1996-09-30
KENTUCKY UTILITIES CO
filed 1996-10-30
CIK 55387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  September 30, 1996

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

        KU Energy Corporation:      Common  stock,  no par  value,  37,817,878
                                    shares outstanding at October 29, 1996

        Kentucky Utilities Company: Common  stock,  no par  value,  37,817,878 shares outstanding and held  by KU  Energy
                                    Corporation at October 29, 1996

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                       CONTENTS


      PART I.  FINANCIAL INFORMATION                                    Page No.

               Item 1:  Financial Statements

                        KU ENERGY CORPORATION

                          Consolidated Statements of Income                  3-4

                          Consolidated Statements of Cash Flows               5

                          Consolidated Balance Sheets                         6

                        KENTUCKY UTILITIES COMPANY

                          Statements of Income                               7-8

                          Statements of Cash Flows                            9

                          Balance Sheets                                     10

               CONDENSED NOTES TO FINANCIAL STATEMENTS OF KU ENERGY
               CORPORATION AND KENTUCKY UTILITIES COMPANY                  11-15

               Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

                        KU ENERGY CORPORATION AND KENTUCKY
                        UTILITIES COMPANY                                  16-22

      PART II. OTHER INFORMATION

               Item 1:  Legal Proceedings                                    23

               Item 6:  Exhibits and Reports on Form 8-K                     23


               Signatures                                                    24

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                           September 30,
                                                         1996         1995

      Operating Revenues                               $178,269     $194,367

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            48,781       54,102
        Electric power purchased                         15,847       22,341
        Other operating expenses                         32,094       31,625
        Maintenance                                      14,414       16,029
        Depreciation                                     20,235       18,831
        Federal and state income taxes                   13,374       14,874
        Other taxes                                       3,704        4,029

            Total Operating Expenses                    148,449      161,831

      Net Operating Income                               29,820       32,536

      Other Income and Deductions:
        Interest and dividend income                        638        1,028
        Other income and deductions - net                 2,426        1,762

            Total Other Income and Deductions             3,064        2,790

      Income Before Interest and Other Charges           32,884       35,326

      Interest and Other Charges                         10,391       10,747

      Net Income                                       $ 22,493     $ 24,579

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $    .60     $    .65



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)

                                                           For the Nine
                                                           Months Ended
                                                           September 30,
                                                         1996         1995

      Operating Revenues                               $536,769     $516,256

      Operating Expenses:
        Fuel, principally coal,
           used in generation                           147,885      140,487
        Electric power purchased                         50,940       55,749
        Other operating expenses                         92,818       93,492
        Maintenance                                      46,224       50,382
        Depreciation                                     60,454       56,411
        Federal and state income taxes                   38,710       30,743
        Other taxes                                      11,965       12,552

            Total Operating Expenses                    448,996      439,816

      Net Operating Income                               87,773       76,440

      Other Income and Deductions:
        Interest and dividend income                      2,189        3,132
        Other income and deductions - net                 6,421        5,761

            Total Other Income and Deductions             8,610        8,893

      Income Before Interest and Other Charges           96,383       85,333

      Interest and Other Charges                         31,498       31,525

      Net Income                                       $ 64,885     $ 53,808

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $   1.72     $   1.42




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                                For the
                                                               Nine Months
                                                           Ended September 30,
                                                            1996         1995
     Cash Flows from Operating Activities:
       Net Income                                         $  64,885    $ 53,808
       Items not requiring (providing) cash currently:
        Depreciation                                         60,454      56,411
        Deferred income taxes and investment tax credit       1,356       1,080
        Changes in current assets and liabilities:
          Change in fuel inventory                           (5,527)      7,359
          Change in accounts receivable                       2,438     (10,810)
          Change in accounts payable                         (8,340)    (16,969)
          Change in accrued taxes                             3,948       5,643
          Change in accrued utility revenues                  8,642       5,831
          Change in liability to ratepayers                  (6,599)       (179)
          Change in escrow funds                              6,599         181
        Other--net                                           16,190       8,512

     Net Cash Provided by Operating Activities              144,046     110,867

     Cash Flows from Investing Activities:
        Construction expenditures - utility                 (72,928)    (81,106)
        Proceeds from leveraged lease investments               436           -
        Investment in independent power projects             (1,048)          -
        Proceeds from independent power projects              1,109      (2,983)
        Other                                                   211         897

     Net Cash Used by Investing Activities                  (72,220)    (83,192)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                         (25,700)    (45,300)
        Issuance of long-term debt                           35,682      49,325
        Funds deposited with trustee - net                    3,779      15,100
        Retirement of long-term debt, incl. premiums        (36,192)        (21)
        Payment of common stock dividends                   (48,785)    (47,651)

     Net Cash Used by Financing Activities                  (71,216)    (28,547)

     Net Increase (Decrease) in Cash and Cash Equivalents       610        (872)

     Cash and Cash Equivalents Beginning of Period           29,492      28,927

     Cash and Cash Equivalents End of Period              $  30,102    $ 28,055

     Supplemental Disclosures
     Cash paid for:
       Interest on short- and long-term debt              $  24,643    $ 24,556
       Federal and state income taxes                     $  37,175    $ 23,854

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                        As of        As of
                                                       Sept. 30,     Dec. 31,
     ASSETS                                              1996         1995
     Utility Plant:
       Plant in service, at cost                      $ 2,455,906   $2,394,018
       Less: Accumulated depreciation                   1,052,951      997,366
                                                        1,402,955    1,396,652
       Construction work in progress                       65,933       61,410
                                                        1,468,888    1,458,062
     Current Assets:
       Cash and cash equivalents                           30,102       29,492
       Escrow funds - coal contract litigation                  -        6,599
       Construction funds held by trustee                       -        3,743
       Accounts receivable                                 47,091       49,529
       Accrued utility revenues                            19,258       27,900
       Fuel, principally coal, at average cost             34,965       29,438
       Materials and supplies, at average cost             22,297       23,064
       Other                                                7,521        8,121
                                                          161,234      177,886
     Investments, Deferred Charges and Other Assets:
       Investment in leveraged leases                      23,751       21,509
       Unamortized loss on reacquired debt                 11,108       11,304
       Other                                               45,851       46,213
                                                           80,710       79,026
           Total Assets                               $ 1,710,832   $1,714,974

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $   644,711   $  628,611
       Preferred stock of Subsidiary                       40,000       40,000
       Long-term debt of Subsidiary                       546,373      545,980
                                                        1,231,084    1,214,591
     Current Liabilities:
       Long-term debt due within one year                      21           21
       Short-term borrowings                               29,900       55,600
       Accounts payable                                    29,595       37,935
       Accrued interest                                    11,035        7,556
       Accrued taxes                                        8,908        4,960
       Customers' deposits                                  8,283        6,876
       Accrued payroll and vacations                       11,438        8,759
       Liab. to ratepayers - coal contract litigation           -        6,599
       Other                                                9,218        6,992
                                                          108,398      135,298
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                  240,366      233,707
       Accumulated deferred investment tax credits         31,170       34,180
       Regulatory tax liability                            55,046       57,726
       Other                                               44,768       39,472
                                                          371,350      365,085
           Total Capitalization and Liabilities       $ 1,710,832   $1,714,974

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)
                                                            For the Three
                                                             Months Ended
                                                             September 30,
                                                            1996      1995


        Operating Revenues                                $178,275  $194,373

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               48,781    54,102
          Electric power purchased                          15,847    22,341
          Other operating expenses                          31,348    30,817
          Maintenance                                       14,412    16,027
          Depreciation                                      20,189    18,785
          Federal and state income taxes                    13,585    15,331
          Other taxes                                        3,656     3,897

               Total Operating Expenses                    147,818   161,300

        Net Operating Income                                30,457    33,073

        Other Income and Deductions:
          Interest and dividend income                         370       722
          Other income and deductions - net                  1,709     1,296

               Total Other Income and Deductions             2,079     2,018

        Income Before Interest Charges                      32,536    35,091

        Interest Charges                                     9,812    10,176

        Net Income                                          22,724    24,915

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 22,160  $ 24,351



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                     (Unaudited)
                              (in thousands of dollars)
                                                             For the Nine
                                                             Months Ended
                                                            September 30,
                                                            1996      1995


        Operating Revenues                                $536,787  $516,278

        Operating Expenses:
          Fuel, principally coal,
           used in generation                              147,885   140,487
          Electric power purchased                          50,940    55,749
          Other operating expenses                          91,250    91,542
          Maintenance                                       46,218    50,376
          Depreciation                                      60,314    56,271
          Federal and state income taxes                    39,136    31,599
          Other taxes                                       11,736    12,336

               Total Operating Expenses                    447,479   438,360

        Net Operating Income                                89,308    77,918

        Other Income and Deductions:
          Interest and dividend income                       1,384     2,158
          Other income and deductions - net                  5,515     4,152

               Total Other Income and Deductions             6,899     6,310

        Income Before Interest Charges                      96,207    84,228

        Interest Charges                                    29,790    29,824

        Net Income                                          66,417    54,404

        Preferred Stock Dividend Requirements                1,692     1,692

        Net Income Applicable to Common Stock             $ 64,725  $ 52,712


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                            1996       1995

        Cash Flows from Operating Activities:
          Net Income                                     $ 66,417   $ 54,404
          Items not requiring (providing) cash currently:
            Depreciation                                   60,314     56,271
            Deferred income taxes
              and investment tax credit                      (214)        21
            Changes in current assets and liabilities:
            Change in fuel inventory                       (5,527)     7,359
            Change in accounts receivable                   2,230    (10,639)
            Change in accounts payable                     (8,363)   (17,518)
            Change in accrued taxes                         4,027      5,722
            Change in accrued utility revenues              8,642      5,831
            Change in liability to ratepayers              (6,599)      (179)
            Change in escrow funds                          6,599        181
            Other--net                                     17,540     11,134

        Net Cash Provided by Operating Activities         145,066    112,587

        Cash Flows from Investing Activities:

          Construction expenditures - utility             (72,928)   (81,106)
          Other                                               211       (172)

        Cash Used by Investing Activities                 (72,717)   (81,278)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                     (25,700)   (45,300)
          Issuance of long-term debt                       35,682     49,325
          Funds deposited with trustee - net                3,779     15,100
          Retirement of long-term debt, incl. premiums    (36,192)       (21)
          Payment of dividends                            (50,477)   (49,059)

        Net Cash Used by Financing Activities             (72,908)   (29,955)

        Net Increase (Decrease) in Cash and
          Cash Equivalents                                   (559)     1,354

        Cash and Cash Equivalents Beginning of Period       5,697      3,111

        Cash and Cash Equivalents End of Period          $  5,138   $  4,465

        Supplemental Disclosures
        Cash paid for:
          Interest on short- and long-term debt          $ 24,643   $ 24,556
          Federal and state income taxes                 $ 38,010   $ 24,160


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                             KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                        As of       As of
                                                      Sept. 30,    Dec. 31,
                                                         1996        1995

        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,455,906  $2,394,018
          Less: Accumulated depreciation               1,052,951     997,366
                                                       1,402,955   1,396,652
          Construction work in progress                   65,933      61,410
                                                       1,468,888   1,458,062
        Current Assets:
          Cash and cash equivalents                        5,138       5,697
          Escrow funds - coal contract litigation              -       6,599
          Construction funds held by trustee                   -       3,743
          Accounts receivable                             47,241      49,471
          Accrued utility revenues                        19,258      27,900
          Fuel, principally coal, at average cost         34,965      29,438
          Materials and supplies, at average cost         22,297      23,064
          Other                                            7,521       8,121
                                                         136,420     154,033
        Investments, Deferred Charges and Other Assets:
          Unamortized loss on reacquired debt             11,108      11,304
          Other                                           37,261      36,589
                                                          48,369      47,893
               Total Assets                           $1,653,677  $1,659,988

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  592,476  $  576,537
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,373     545,980
                                                       1,178,849   1,162,517
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           29,900      55,600
          Accounts payable                                29,637      38,000
          Accrued interest                                11,035       7,556
          Accrued taxes                                    9,228       5,201
          Customers' deposits                              8,283       6,876
          Accrued payroll and vacations                   11,380       8,706
          Liab. to ratepayers - coal contract litigation       -       6,599
          Other                                            8,847       6,752
                                                         108,331     135,311
        Deferred Credits and Other Liabilities:
          Accumulated deferred income taxes              236,805     231,717
          Accumulated deferred investment tax credits     31,170      34,180
          Regulatory tax liability                        55,046      57,726
          Other                                           43,476      38,537
                                                         366,497     362,160
               Total Capitalization and Liabilities   $1,653,677  $1,659,988


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

        Corporation  owns 100 percent of the  common equity of  KU Capital and

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

             In  the opinion of the Company and KU, the respective information furnished herein reflects all adjustments, all of which are normal and

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        recurring,  which are necessary to  present fairly the  results of the periods shown and the disclosures which have been made are adequate to make the information not  misleading.  Results of interim  periods are not necessarily  indicative of results for any twelve-month period due to the seasonal nature of  KU's business.  Certain prior  year amounts have  been reclassified on  a basis consistent  with the September 30,

        1996, presentation.



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

        Federal  Clean Air Act as  amended.  KU's  environmental surcharge was approved  by the Kentucky Public Service Commission (PSC) in July 1994

        and was implemented in  August 1994.  The total  surcharge collections from  August 1, 1994  through  September 30,  1996 were  approximately

        $36 million.

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

        The PSC  and KU appealed that part of the judgment denying recovery of

        environmental expenditures  incurred before January 1, 1993.   The PSC

        has ordered all  surcharge revenues collected  by KU from  February 1,

        1995  subject to refund  pending final  determination of  all appeals.

        The  total   surcharge  collections  from  February 1,   1995  through

        September 30, 1996 were approximately $32 million.

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

        1993) for  surcharge collections through September 30,  1996, from the implementation  of the surcharge  would be  approximately $10 million,

        and  from February 1, 1995 would be approximately $8 million.  At this time, KU has not recorded any reserve for refund.

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

        The  proceeds were  used  to redeem  $35.5 million  of Series K  First

        Mortgage Bonds.  A redemption premium of approximately $.7 million was recorded on the balance sheet  and will be amortized over the  life of the new bonds.



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

        March 1996 which provided for the distribution by the State of certain unclaimed  utility  refunds  to pay  qualifying  workers' compensation claims through  the Kentucky Workers' Compensation  Funding Commission

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

        (approximately  $6.8 million)  in  June  1996.    By  virtue  of   the

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


        legislation, KU's payment of the unclaimed refunds to the State caused

        KU to be released from any future liability relating to such refunds.

        The  legislation also preserved  the rights of  ratepayers entitled to claim a  refund who have  not yet done  so and authorized  the Funding

        Commission to honor future refund claims using any funds available.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following discussion and  analysis of financial condition and results of  operations are  for the  Company unless otherwise  stated.

        Material changes in the consolidated financial condition and operating results of KU Energy are based primarily upon the operations of KU.



        LIQUIDITY & RESOURCES

             At   September 30,   1996,   KU's  short-term   borrowings   were

        $29.9 million  compared to  $55.6 million at  December 31, 1995.   The

        short-term  borrowings have  been  used primarily  to finance  ongoing

        construction  expenditures and  general  corporate requirements.   The

        decrease  between  September 30, 1996  and  December 31,  1995 is  due primarily to  planned reductions in construction  expenditures in 1996 and additional cash provided by operations during 1996.

             Refer to Note 3  of the Condensed  Notes to Financial  Statements

        for a discussion of KU's recent financing activities.



        RESULTS OF OPERATIONS

        Quarter ended September 30, 1996, compared to the Quarter ended September 30, 1995

             The  Company's  earnings per  common  share  for the  three-month period ended September 30,  1996 were  $.60 compared to  $.65 for  the corresponding period of 1995.  The decrease is due to lower retail and commercial  sales, primarily as a  result of milder  weather in August

        1996 when compared to  August 1995 and lower opportunity  sales during

        August 1996  when compared  to August 1995.   The negative  effects of

        these  factors were  somewhat  offset  by  an  increase  in  sales  to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        industrial  customers  and  decreases  in  fuel  and  purchased  power expenses.

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

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended Sept. 30, 1996
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                               (11)       $ (7,216)
        Commercial                                 (5)         (2,476)
        Industrial                                  4             963
        Mine Power                                  1            (306)
        Public Authorities                         (2)           (266)
            Total Retail Sales                     (4)         (9,301)
        Wholesale                                  (2)         (1,153)
        Opportunity                               (32)         (5,011)
            Total Other Electric Utilities        (18)         (6,164)
        Miscellaneous Revenues & Other              -            (633)
            Total                                  (7)       $(16,098)


              Operating  revenues decreased $16.1 million (8%).  The decrease

        reflects  a 7%  decrease  in kilowatt-hour  sales.   The  decrease  in

        kilowatt-hour  sales   is  primarily  attributable  to   decreases  in

        residential, commercial  and opportunity  sales partially offset  by a slight increase in industrial sales.  The decreases in residential and commercial sales were primarily  due to milder weather in  August 1996

        compared to August 1995.   The decrease in opportunity  sales (382,707

        megawatt-hours  versus 560,873  megawatt-hours) was  primarily  due to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        decreased  demand for power from neighboring  utilities.  The increase

        in  industrial  sales  reflects   continued  economic  growth  in  the

        manufacturing sector of KU's service area evidenced primarily by an 8%

        increase in the number of industrial customers over 1995.

              Fuel expense  decreased $5.3 million  (10%).   The decrease was

        primarily due to  a 5% decrease in the tons of  coal consumed and to a

        5% reduction in  the price per ton  of coal consumed.   The decline in

        consumption was primarily caused by a decline in generation due to the previously mentioned decrease in kilowatt-hour sales.

              Purchased  power  expense decreased  $6.5 million (29%)  due to decreased demand costs  ($.9 million) and energy costs ($5.6 million).

        The decrease  in energy  costs resulted primarily from a 21%  decrease in kilowatt-hour  purchases due to the previously mentioned decline in kilowatt-hour sales and to more favorable pricing.

              Maintenance expense decreased $1.6 million (10%).  The decrease was  primarily  due to  the  timing  of expenditures  for  maintenance activities.

              Federal  and state  income taxes decreased  $1.5 million (10%).

        The decrease was  primarily attributable  to a decline  in pretax  net income.



        Nine Months ended September 30, 1996, compared to the Nine Months ended September 30, 1995

              The  Company's earnings  per  common share  for  the nine-month period ended September 30, 1996  were $1.72 compared to $1.42  for the

        corresponding  period of 1995.   The  increase primarily  reflects the

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        success of KU's aggressive marketing efforts in the residential sector and increased industrial and opportunity sales over 1995.



                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Nine Months
                                                 Ended Sept. 30, 1996
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                  4         $5,633
        Commercial                                   1            510
        Industrial                                   7          6,369
        Mine Power                                  (3)        (1,218)
        Public Authorities                           5          2,112
            Total Retail Sales                       4         13,406
        Wholesale                                    3            528
        Opportunity                                 39          5,076
            Total Other Electric Utilities          18          5,604
        Miscellaneous Revenues & Other               -          1,503
            Total                                    6        $20,513

        Operating  revenues  increased  $20.5 million  (4%).    The   increase

        reflects  a 6%  increase  in kilowatt-hour  sales.   The  increase  in

        kilowatt-hour  sales  is  primarily   attributable  to  increases   in

        residential,  industrial  and  opportunity  sales.   The  increase  in

        residential  sales was  primarily  due  to  the  positive  impacts  of aggressive marketing efforts in the residential  sector.  The increase in  industrial sales was mostly due to an 8% increase in the number of

        industrial customers.   The  increase in opportunity  sales (1,282,996

        megawatt-hours  versus 922,982  megawatt-hours) was due  to agreements with neighboring utilities for non-firm energy sales during 1996.

              Fuel expense increased $7.4 million (5%).  The increase was due to a 9% increase in the tons  of coal consumed offset by a 4% decrease in price  per ton of coal  consumed.  The increase  in consumption was

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        primarily  due  to an  increase in  generation  due to  the previously mentioned increase in kilowatt-hour sales.

              Purchased  power  expense decreased  $4.8 million  (9%) due  to decreased demand  costs ($.7 million) and energy costs ($4.1 million).

        The  decreased energy  costs were  primarily due  to  a 7%  decline in kilowatt-hour purchases and more favorable pricing.

              Maintenance expense decreased  $4.2 million (8%).  The decrease was  primarily due  to  the  timing  of expenditures  for  maintenance activities.

              Federal and  state income taxes  increased $8.0 million  (26%).

        The  increase  was primarily  attributable  to an  increase  in pretax income.



        UTILITY ISSUES - COMPETITION

        Federal Energy Regulatory Commission (FERC) Matters:

              Refer  to  Management's Discussion  and  Analysis  in  the 1995

        KU Energy Annual Report on Form 10-K under the heading "Utility Issues

        -Competition" for a  discussion of the FERC  proposed rules addressing open access transmission service and the collection of charges for the recovery  of stranded costs.  In late  April 1996, the FERC issued two

        final rules  and a  new Notice of  Proposed Rulemaking  (NOPR).   FERC

        Order  No. 888  (Order 888) addressed  both  open  access transmission

        service  and  stranded cost  issues.   FERC Order  No. 889 (Order 889)

        requires utilities  to establish  an electronic Open  Access Same-Time

        Information  System  (OASIS)  to  share  information  about  available transmission  capacity, and  also requires  the establishment  by each

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        utility of standards of conduct for its transmission system operation.

        The NOPR, the Capacity  Reservation Open Access Tariffs (RM96-11-000),

        proposes to establish  a new system for utilities to  use in reserving capacity on their own and other's transmission lines.

              On July 9, 1996, KU filed a new open access transmission tariff with the FERC  designed to comply with provisions of  Order 888.  This tariff  has  been accepted  by  the  FERC, superseding  KU's  existing

        Transmission Services Tariff, which had been in effect since  December

        1994.  The provisions of the tariff filed July 9, 1996, are similar to the  terms and  conditions  of service  contained  in KU's  previously existing tariff.

              KU is in the process of developing  an OASIS and finalizing its standards  of conduct pursuant to  Order 889.  KU  expects to meet the

        FERC's  deadline  (January  3,   1997)  for  implementation  of  these

        requirements.

              KU is also  in the process of evaluating  the FERC's NOPR.  The

        NOPR  would replace certain aspects of KU's transmission tariff now in effect with a capacity reservation  tariff (CRT) by December 31, 1997.

        The  FERC has received comments from  interested parties regarding the potential tariff  change and  is currently evaluating  those comments.

        KU cannot predict when a final rule will be issued.



        Position on Competition:

              Competition,  especially  customer choice,  is critical  to the

        Company and will  determine its ability to leverage its  position as a low-cost producer of highly reliable service in the future.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Competition was  introduced to  the electric  utility  industry

        with  the passage  of the  Energy Policy  Act of  1992.   The national

        legislation   instituted   competition   in   the   wholesale  market.

        Discussions  are currently  being held  throughout the country  and in

        Congress to formulate the most effective method to move competition to

        the retail  market.   Many divergent opinions  concerning the  complex

        issues surrounding  retail competition are being  discussed throughout

        the  electric  utility industry.    Some states  are  conducting pilot

        projects to allow retail customers  to choose their electric supplier.

        Kentucky and  Virginia  have  not  initiated pilot  projects  of  this nature.

              With electric rates that are among the lowest in the nation, KU

        Energy believes it is  well-positioned for an increasingly competitive environment.

                             PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

             See  Note 2 of  the Condensed  Notes to  Financial  Statements,
          Environmental   Cost   Recovery,   for  a   discussion   of  KU's
          environmental surcharge.


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

             The following exhibits are filed as part of this report:

             Exhibit Number                    Description

                27 Financial Data Schedule for KU Energy (required for electronic filing only in accordance with Item 601 (c)(1) of Regulation S-K.)

                27            Financial Data Schedule for KU
                              (required for electronic filing only
                              in accordance with Item 601(c)(1) of
                              Regulation S-K.)

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





                                                KU ENERGY CORPORATION and
                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrants)



          Date  October 29, 1996                /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President





          Date  October 29, 1996                /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller