Form 10-Q
period 1997-03-31
KENTUCKY UTILITIES CO; KU ENERGY CORP
filed 1997-05-05
CIK 55387, 835715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                       FORM 10-Q


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1997

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

        KU Energy Corporation:      Common  stock,  no  par value, 37,817,878
                                    shares outstanding at May 2, 1997

        Kentucky Utilities Company: Common  stock,  no  par value, 37,817,878 shares  outstanding and held by KU Energy
                                    Corporation at May 2, 1997

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                    FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997*

                                       CONTENTS


      PART I.  FINANCIAL INFORMATION                                   Page No.

               Item 1:  Financial Statements

                        KU ENERGY CORPORATION

                          Consolidated Statements of Income                   3

                          Consolidated Statements of Cash Flows               4

                          Consolidated Balance Sheets                         5

                        KENTUCKY UTILITIES COMPANY

                          Statements of Income                               6

                          Statements of Cash Flows                           7

                          Balance Sheets                                     8

               CONDENSED NOTES TO FINANCIAL STATEMENTS OF KU ENERGY
               CORPORATION AND KENTUCKY UTILITIES COMPANY                9 - 12

               Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

                        KU ENERGY CORPORATION AND KENTUCKY
                        UTILITIES COMPANY                               13 - 19

      PART II. OTHER INFORMATION

               Item 1:  Legal Proceedings                                    20

               Item 6:  Exhibits and Reports on Form 8-K                     20


               Signatures                                                    21


      *Information included herein which relates solely to KU Energy Corporation is provided solely by KU Energy Corporation and not by Kentucky Utilities Company and shall be deemed not included in the Quarterly Report of Kentucky Utilities Company.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                         1997         1996

      Operating Revenues                               $178,908     $190,990

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            44,713       54,025
        Electric power purchased                         17,603       17,504
        Other operating expenses                         31,156       29,997
        Maintenance                                      12,013       14,204
        Depreciation                                     20,882       20,065
        Federal and state income taxes                   15,334       15,700
        Other taxes                                       4,071        4,367

            Total Operating Expenses                    145,772      155,862

      Net Operating Income                               33,136       35,128

      Other Income and Deductions:
        Interest and dividend income                        612          885
        Other income and deductions - net                 1,555        1,068

            Total Other Income and Deductions             2,167        1,953

      Income Before Interest and Other Charges           35,303       37,081

      Interest and Other Charges                         10,440       10,762

      Net Income                                       $ 24,863     $ 26,319

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $    .66     $    .70




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                                For the
                                                              Three Months
                                                             Ended March 31,
                                                            1997         1996
     Cash Flows from Operating Activities:
       Net Income                                         $ 24,863     $ 26,319
       Items not requiring (providing) cash currently:
        Depreciation                                        20,882       20,065
        Deferred income taxes and investment tax credit      3,213          321
        Changes in current assets and liabilities:
          Change in fuel inventory                           5,646        4,127
          Change in accounts receivable                      7,476        1,712
          Change in accounts payable                        (3,506)      (2,900)
          Change in accrued taxes                           13,517       15,110
          Change in other current assets and liabilities     4,956        9,510
        Other--net                                          (4,706)       3,187
     Net Cash Provided by Operating Activities              72,341       77,451

     Cash Flows from Investing Activities:
        Construction expenditures - utility                (18,127)     (21,105)
        Investment in independent power projects            (4,995)        (284)
        Proceeds from insurance reimbursements               4,046          201
        Other                                                  230          650
     Net Cash Used by Investing Activities                 (18,846)     (20,538)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                        (41,700)     (40,200)
        Issuance of long-term debt                               -       35,710
        Funds deposited with trustee - net                       -        1,500
        Retirement of long-term debt, incl. premiums           (21)     (36,192)
        Payment of common stock dividends                  (16,640)     (16,262)
     Net Cash Used by Financing Activities                 (58,361)     (55,444)

     Net Increase (Decrease) in Cash and Cash Equivalents   (4,866)       1,469

     Cash and Cash Equivalents Beginning of Period          30,270       29,492

     Cash and Cash Equivalents End of Period              $ 25,404     $ 30,961

     Supplemental Disclosures
     Cash paid for:
       Interest                                           $  6,672     $  6,294
       Income taxes                                       $   (320)    $  2,425



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                         As of        As of
                                                        Mar. 31,     Dec. 31,
     ASSETS                                              1997          1996
     Utility Plant:
       Plant in service, at cost                      $ 2,489,427   $ 2,482,812
       Less: Accumulated depreciation                   1,087,644     1,067,911
                                                        1,401,783     1,414,901
       Construction work in progress                       73,125        63,435
                                                        1,474,908     1,478,336
     Current Assets:
       Cash and cash equivalents                           25,404        30,270
       Accounts receivable                                 43,022        50,498
       Accrued utility revenues                            23,616        24,239
       Fuel, principally coal, at average cost             25,249        30,895
       Materials and supplies, at average cost             22,604        21,656
       Other                                                6,795         7,486
                                                          146,690       165,044
     Other Assets:
       Investment in leveraged leases                      25,408        24,650
       Investment in independent power projects             9,885         4,745
       Unamortized loss on reacquired debt                 10,567        10,838
       Other                                               45,013        43,335
                                                           90,873        83,568
           Total Assets                               $ 1,712,471   $ 1,726,948

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $   653,737   $   645,513
       Preferred stock of Subsidiary                       40,000        40,000
       Long-term debt of Subsidiary                       546,351       546,373
                                                        1,240,088     1,231,886
     Current Liabilities:
       Long-term debt due within one year                      21            21
       Short-term borrowings                               12,500        54,200
       Accounts payable                                    24,747        28,253
       Accrued interest                                    10,409         8,048
       Accrued taxes                                       17,522         4,005
       Customers' deposits                                  9,206         8,746
       Accrued payroll and vacations                       11,868         9,921
       Other                                                7,001         5,954
                                                           93,274       119,148
     Other Liabilities:
       Accumulated deferred income taxes                  246,499       242,674
       Accumulated deferred investment tax credits         29,169        30,167
       Regulatory tax liability                            53,548        54,388
       Other                                               49,893        48,685
                                                          379,109       375,914
           Total Capitalization and Liabilities       $ 1,712,471   $ 1,726,948


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                      (Unaudited)
                               (in thousands of dollars)
                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                            1997      1996


        Operating Revenues                                $178,914  $190,996

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               44,713    54,025
          Electric power purchased                          17,603    17,504
          Other operating expenses                          30,788    29,688
          Maintenance                                       12,011    14,202
          Depreciation                                      20,835    20,018
          Federal and state income taxes                    15,527    16,336
          Other taxes                                        4,013     4,235
               Total Operating Expenses                    145,490   156,008

        Net Operating Income                                33,424    34,988

        Other Income and Deductions:
          Interest and dividend income                         366       613
          Other income and deductions - net                  1,046     2,100

               Total Other Income and Deductions             1,412     2,713

        Income Before Interest Charges                      34,836    37,701

        Interest Charges                                     9,875    10,198

        Net Income                                          24,961    27,503

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 24,397  $ 26,939



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                               (in thousands of dollars)
                                                             For the Three
                                                              Months Ended
                                                                March 31,
                                                              1997      1996
        Cash Flows from Operating Activities:
          Net Income                                       $ 24,961   $ 27,503
          Items not requiring (providing) cash currently:
            Depreciation                                     20,835     20,018
            Deferred income taxes
              and investment tax credit                       1,154       (352)
            Changes in current assets and liabilities:
              Change in fuel inventory                        5,646      4,127
              Change in accounts receivable                   7,525      1,508
              Change in accounts payable                     (4,320)    (2,455)
              Change in accrued taxes                        15,231     15,300
              Change in other current assets and liabilities  5,109      9,664
            Other--net                                       (3,412)     2,705

        Net Cash Provided by Operating Activities            72,729     78,018

        Cash Flows from Investing Activities:

          Construction expenditures - utility               (18,127)   (21,105)
          Proceeds from insurance reimbursements              4,046        201


        Net Cash Used by Investing Activities               (14,081)   (20,904)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                       (41,700)   (40,200)
          Issuance of long-term debt                              -     35,710
          Funds deposited with trustee - net                      -      1,500
          Retirement of long-term debt, incl. premiums          (21)   (36,192)
          Payment of dividends                              (17,204)   (16,826)

        Net Cash Used by Financing Activities               (58,925)   (56,008)

        Net Increase (Decrease) in Cash and
          Cash Equivalents                                     (277)     1,106

        Cash and Cash Equivalents Beginning of Period         5,719      5,697

        Cash and Cash Equivalents End of Period            $  5,442   $  6,803

        Supplemental Disclosures
        Cash paid for:
          Interest                                         $  6,672   $  6,294
          Income taxes                                     $   (320)  $  2,753



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                      (Unaudited)
                               (in thousands of dollars)

                                                        As of       As of
                                                       Mar. 31,    Dec. 31,
                                                         1997        1996
        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,489,427  $2,482,812
          Less: Accumulated depreciation               1,087,644   1,067,911
                                                       1,401,783   1,414,901
          Construction work in progress                   73,125      63,435
                                                       1,474,908   1,478,336
        Current Assets:
          Cash and cash equivalents                        5,442       5,719
          Accounts receivable                             43,057      50,582
          Accrued utility revenues                        23,616      24,239
          Fuel, principally coal, at average cost         25,249      30,895
          Materials and supplies, at average cost         22,604      21,656
          Other                                            6,795       7,486
                                                         126,763     140,577
        Other Assets:
          Unamortized loss on reacquired debt             10,567      10,838
          Other                                           44,986      43,304
                                                          55,553      54,142
               Total Assets                           $1,657,224  $1,673,055

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  603,154  $  595,397
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,351     546,373
                                                       1,189,505   1,181,770
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           12,500      54,200
          Accounts payable                                24,640      28,960
          Accrued interest                                10,410       8,048
          Accrued taxes                                   20,614       5,383
          Customers' deposits                              9,206       8,746
          Accrued payroll and vacations                   11,819       9,862
          Other                                            6,918       5,728
                                                          96,128     120,948
        Other Liabilities:
          Accumulated deferred income taxes              240,308     238,542
          Accumulated deferred investment tax credits     29,169      30,167
          Regulatory tax liability                        53,548      54,388
          Other                                           48,566      47,240
                                                         371,591     370,337
               Total Capitalization and Liabilities   $1,657,224  $1,673,055


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

        Report  on  Form  10-K  of  KU  Energy  and  KU  for  the  year  ended

        December  31,  1996; and the KU financial statements should be read in conjunction  with  the financial statements and notes thereto included in  the  Annual  Report  on Form 10-K of KU Energy and KU for the year ended December 31, 1996.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


             In  the opinion of the Company and KU, the respective information furnished herein reflects all adjustments, all of which are normal and recurring,  which  are  necessary to present fairly the results of the periods  shown,  and the disclosures which have been made are adequate to  make  the  information not misleading.  Results of interim periods are  not necessarily indicative of results for any twelve-month period due  to  the  seasonal  nature  of  KU's business.  Certain prior year amounts  have  been  reclassified  on  a  basis  consistent  with  the

        March 31, 1997 presentation.



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

        Federal  Clean  Air  Act as amended.  KU's environmental surcharge was approved  by the Kentucky Public Service Commission (PSC) in July 1994

        and  was  implemented in August 1994.  The total surcharge collections from  August  1,  1994  through  March  31,  1997  were  approximately

        $45 million.

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

        Court  entered  a  judgment  upholding  the  constitutionality  of the statute, but vacating that part of the PSC's July 1994 order which the judgment  describes  as  allowing  KU to recover, under the surcharge,

        certain  environmental expenditures characterized by the Circuit Court as  having  been  incurred  before  January 1, 1993. The Circuit Court further  ordered  the  case remanded to the PSC for a determination in accordance  with the judgment.  KU and the PSC assert that none of the costs included in the surcharge were incurred prior to June 1994.

             The  Attorney General and other consumer representatives appealed to  the  Kentucky  Court  of  Appeals  that  part of the Circuit Court judgment  upholding  the  constitutionality  of the surcharge statute.

        The  PSC and KU appealed that part of the judgment denying recovery of certain  environmental expenditures characterized by the Circuit Court as  having  been incurred before January 1, 1993.  The PSC has ordered all  surcharge  revenues collected by KU from February 1, 1995 subject to  refund  pending  final  determination  of  all appeals.  The total surcharge  collections  from  February  1, 1995 through March 31, 1997 were approximately $41 million.

             KU  believes  the constitutionality of the surcharge statute will be  upheld,  but  it  cannot  predict  the outcome of that part of the

        Circuit  Court  judgment disallowing recovery of certain environmental expenditures  characterized  by  the  Circuit  Court  as  having  been incurred  before  January  1,  1993.  If the Circuit Court judgment is ultimately upheld as entered, KU estimates that the amount it would be required  to  refund  (which  is based solely on costs associated with

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


        certain  environmental expenditures characterized by the Circuit Court as  having  been  incurred  before  January  1,  1993)  for  surcharge collections  through  March  31,  1997, from the implementation of the surcharge  would  be  approximately  $12 million, and from February 1,

        1995  would  be  approximately  $10 million.  At this time, KU has not recorded any reserve for refund.

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



        FINANCIAL CONDITION

             At  March 31, 1997, KU's short-term borrowings were $12.5 million compared  to  $54.2  million  at  December  31,  1996.  The short-term borrowings  have  been  used primarily to finance ongoing construction expenditures and general corporate requirements.  The decrease between

        March 31, 1997 and December 31, 1996 is due primarily to cash provided by  operations  exceeding  cash  required  for investing and financing activities  (exclusive  of short-term borrowings) in the first quarter of 1997.



        RESULTS OF OPERATIONS

        Quarter ended March 31, 1997 compared
        to the Quarter ended March 31, 1996

             The  Company's  earnings  per  common  share for the three-month period  ended  March  31,  1997  were  $.66  compared  to $.70 for the corresponding period of 1996.  The decrease was primarily due to lower residential  sales as a result of milder weather in 1997 when compared to 1996, and slightly lower sales for resale during 1997 when compared

        to  1996.   The negative effects of these factors were somewhat offset by  an increase in sales to industrial customers and decreases in fuel and maintenance expenses.

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

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended Mar. 31, 1997
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                (9)       $ (8,014)
        Commercial                                 (2)         (1,839)
        Industrial                                  7             713
        Mine Power                                  -            (544)
        Public Authorities                          -            (304)
            Total Retail Sales                     (3)         (9,988)
        Sales for Resale                          (11)         (2,274)
        Miscellaneous Revenues & Other              -             180
            Total                                  (4)       $(12,082)

             In  February  1997,  pursuant to a PSC order , KU made a one-time refund  through  the  fuel  adjustment  clause  to  Kentucky customers associated  with the disposition of Company-owned railroad cars.  As a result  of  the  refund,  revenues  and  fuel  expense were reduced by approximately  $3  million  in  the  first  quarter  of  1997.  KU had reserved for the refund amount in prior periods.

             Excluding  the  effect  of  the refund mentioned above, operating

        revenues  decreased  $8.8  million  (5%).   The decrease reflects a 4%

        decline in kilowatt-hour sales.  The decline in kilowatt-hour sales is primarily attributable to decreases in residential sales and sales for resale  partially  offset  by  an  increase  in industrial sales.  The

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        decrease  in  residential  sales  was  primarily due to milder weather during  the  first  quarter  of  1997 as compared to the corresponding period  of  1996.  The decrease in sales for resale (834,892 megawatt-

        hours  versus  939,101  megawatt-hours) was primarily due to decreased

        demand  for  power  from  neighboring  utilities.    The  increase  in

        industrial  sales  reflects  continued  economic  growth  in  the manufacturing sector of KU's service area.

             Excluding  the effect of the refund mentioned above, fuel expense decreased  $6.4 million (12%).  The decrease was primarily due to a 6%

        decrease in tons of coal consumed and to a 4% decrease in the cost per

        million  British  thermal  units  of  coal  consumed.   The decline in

        consumption was primarily caused by a decline in generation due to the previously mentioned decrease in kilowatt-hour sales.

             Maintenance  expense  decreased $2.2 million (15%).  The decrease was  primarily  due  to  the  timing  of  expenditures  for  scheduled maintenance at KU's generating stations.

             Federal  and  state income taxes decreased $.4 million (2%).  The decrease was primarily attributable to a decline in pretax income.



        NONUTILITY ACTIVITES

             KU   Solutions,  a  non-regulated  subsidiary  of  KU  Energy

        Corporation,  was  formed  in  March  1997.    KU Solutions will offer

        products and services designed to complement the Company's core energy business. In March 1997, KU Solutions entered into a gas marketing joint venture  with  Alliance  Energy Services Partnership (AES), a Kentucky

        general partnership between Conoco, Inc., and Alliance Gas Services,Inc.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The  venture  will allow KU Solutions and AES to capitalize on their combined  marketing  expertise in  electricity  and  natural  gas by offering  both  sources of energy to respond to the increasing demands of customers for a single supplier to meet all of their energy needs.



        UTILITY ISSUES

        Competition

             Refer to Management's Discussion and Analysis incorporated by reference in the 1996 Annual Report on Form 10-K of KU Energy and KU

        under the heading  Utility Issues - Competition  for a discussion of the Federal Energy Regulatory Commission (FERC) Order No. 888

        (Order 888) and FERC Order No. 889 (Order 889).  In March 1997 the

        FERC issued its Final Rule, reaffirming the legal and policy basis on which Orders 888 and 889 were based.  The Final Rule for the Orders responded to public comments on the various provisions of Orders 888 and 889; but no major changes were made.  The Final Rule is effective

        May 13, 1997.  KU does not anticipate any problem in complying with all aspects of the FERC's Final Rule.





        ENVIRONMENTAL MATTERS

        Environmental Cost Recovery

             In August 1994, KU implemented an environmental cost recovery mechanism (surcharge) in Kentucky.  Authorized by a 1992 state statute and approved by the PSC, the surcharge is designed to recover certain environmental compliance costs, including costs to comply with the

        1990 Clean Air Act Amendments, through a surcharge on customers' bills.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



             The constitutionality of the surcharge was challenged in a

        Kentucky state court action brought against KU and the PSC by the

        Attorney General of Kentucky and representatives of consumer groups.

        In July 1995, the state court upheld the constitutionality of the surcharge statute but vacated that part of the PSC's order which the state court described as allowing KU to recover certain environmental expenditures characterized by the state court as having been incurred before January 1, 1993.  All parties (including KU) have appealed to the Kentucky Court of Appeals.

             KU believes the constitutionality of the surcharge statute will be upheld, but it cannot predict the outcome of that part of the state court judgment disallowing recovery of certain environmental expenditures characterized by the state court as having been incurred before January 1, 1993.  If the state court judgment is ultimately upheld as entered, KU estimates that the amount it would be required to refund (which is based solely on costs associated with certain environmental expenditures characterized by the state court as having been incurred before January 1, 1993) for surcharge collections through March 31, 1997, from the implementation of the surcharge would be approximately $12 million, and from February 1, 1995 would be approximately $10 million.  At this time, KU has not recorded any reserve for refund.  For additional discussion, refer to Note 2 of the

        Condensed Notes to Financial Statements,  Environmental Cost Recovery.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS




        IMPACT OF ACCOUNTING STANDARDS

             In February 1997, the Financial Accounting Standards Board (FASB)

        issued Statement of Financial Accounting Standards No. 128, "Earnings

        per Share" (SFAS 128), and Statement of Financial Accounting Standards

        No. 129,  Disclosure of Information about Capital Structure  (SFAS

        129).  SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock.  SFAS 129 was issued in conjunction with the FASB's earnings per share project and incorporated related disclosure requirements from APB Opinion No. 10,  Disclosure of Long-

        Term Obligations,  and Statement of Financial Accounting Standards

        No. 47,  Disclosure of Long-Term Obligations.   Both statements are

        effective for fiscal years ending after December 15, 1997.  The

        Company will adopt the statements for year-end 1997 and does not expect adoption of the statements to have any impact on its current earnings per share calculation or disclosures.



        FORWARD LOOKING STATEMENTS

             This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed.  Such forward looking statements include those under Management's Discussion and Analysis relating to the anticipated results of proceedings

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        related to the environmental surcharge and the Company's ability to comply with the FERC's Final Rule issued in May 1997.  Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof.  In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include unanticipated or adverse decisions in regulatory proceedings or litigation and other matters detailed in Exhibit 99.06,

        Cautionary Statements, to the 1996 Annual Report on Form 10-K of KU

        Energy and KU, incorporated herein by reference.

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





          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  The following exhibits are filed as part of this report:



             Exhibit Number                    Description
                27.01 Financial Data Schedule for KU Energy (required for electronic filing only in accordance with Item 601 (c)(1) of Regulation S-K.)

                27.02         Financial Data Schedule for KU
                              (required for electronic filing only
                              in accordance with Item 601(c)(1) of
                              Regulation S-K.)

                99.01         Cautionary Statements - KU Energy and KU.
                              (Exhibit 99.06 to Form 10-K Annual Report of
                              KU Energy and KU for the year ended
                              December 31, 1996).  Incorporated by
                              reference.

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



                                                KU ENERGY CORPORATION and
                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrants)



          Date   May 2, 1997                    /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President





          Date   May 2, 1997                    /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller