Form 10-K405
period 1997-12-31
KENTUCKY UTILITIES CO; KU ENERGY CORP
filed 1998-03-26
CIK 55387, 835715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     Form 10-K
         X      ANNUAL  REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended     December 31, 1997

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
                               (606) 255-2100


    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

    Securities registered pursuant to
      Section 12(b) of the Act:

    KU Energy Corporation
                                                     Name of Each Exchange
       Title of Each Class                            on Which Registered
    Common Stock, without par value                  New York Stock Exchange
                                                     Pacific Stock Exchange

    Kentucky Utilities Company
                                                     Name of Each Exchange
       Title of Each Class                            on Which Registered
     Preferred Stock, 4 3/4% cumulative,             Philadelphia  Stock
    Exchange
      stated value $100 Per Share

    Securities registered pursuant to
      Section 12(g) of the Act:

    KU Energy Corporation
    None

    Kentucky Utilities Company

    Preferred Stock, cumulative, stated value $100 per share
                     (Title of Class)



    KU Energy Corporation

    Aggregate market value at March 25, 1998 of the voting stock held by nonaffiliates of KU Energy Corporation (KU Energy): $1,602,517,283.

    Number   of  shares  of  Common  Stock  outstanding  at  March  25,  1998:
    37,817,517 shares.


    Kentucky Utilities Company

    Aggregate market value of the voting stock held by nonaffiliates of Kentucky Utilities Company (KU): None

    Number of shares of Common Stock outstanding at March 25, 1998: 37,817,878 shares (owned by the parent - KU Energy).


    Documents Incorporated by Reference:

       A portion of KU Energy's 1997 Annual Report to Shareholders is incorporated by reference in Parts I, II and IV.

       A portion of KU Energy's Proxy Statement relating to the 1998 Annual Shareholders Meeting is incorporated by reference in Part III.








    Exhibit Index appears on page 42.

                                KU ENERGY CORPORATION
                                         AND
                             KENTUCKY UTILITIES COMPANY
                                      Form 10-K
               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1997*

                                  TABLE OF CONTENTS

     Item                                                              Page
                                       PART I

     1.Business   . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

     2.Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . 12

     3.Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 13

     4.Submission of Matters to a Vote of Security Holders  . . . . . . 13

       Executive Officers of the Registrants  . . . . . . . . . . . . . 14

                                       PART II

     5.Market for Registrants  Common Equity and Related

         Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . 17

     6.Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 18

     7.Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . 22

    7A.Quantitative and Qualitative Disclosures About Market Risk   . . 22

     8.Financial Statements and Supplementary Data  . . . . . . . . . . 22

     9.Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure   . . . . . . . . . . . . . . . . . . 40

                                      PART III

    10.Directors and Executive Officers of the Registrants  . . . . . . 40

    11.Executive Compensation   . . . . . . . . . . . . . . . . . . . . 40

    12.Security Ownership of Certain Beneficial Owners and Management   40

    13.Certain Relationships and Related Transactions   . . . . . . . . 40

                                       PART IV

    14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K 41

       Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . 42

       Pro Forma Financial Statements   . . . . . . . . . . . . . . . . 50

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . 58


  *Information included herein which relates solely to KU Energy Corporation is provided solely by KU Energy Corporation and not by Kentucky Utilities Company and shall be deemed not included in the Annual Report on Form 10-K of Kentucky Utilities Company.

                                        PART I
     Item 1.  Business

     KU ENERGY CORPORATION

     KU Energy Corporation (KU Energy or the Company), an exempt utility holding company, was incorporated in the state of Kentucky on June 23, 1988. On December 1, 1991, KU Energy became the holder of all common stock of Kentucky Utilities Company (KU). KU Energy has two wholly owned subsidiaries, KU, an electric utility, and KU Capital Corporation (KU Capital), a nonutility subsidiary. KU is KU Energy's principal subsidiary.

     The Company is a public utility holding company as defined in the Public Utility Holding Company Act of 1935 (the Holding Company Act). On November 13, 1991, the Company obtained an order from the Securities and Exchange Commission which granted an exemption from all provisions of the Holding Company Act, except Section 9(a)(2) thereof which relates to the acquisition of securities of public utility companies.

     The ability of the Company to pay dividends on its common stock is dependent upon distributions made to it by KU and KU Capital and on amounts that may be earned by the Company on investments.

     Merger

     On May 20, 1997, KU Energy and LG&E Energy Corp. (LG&E Energy) entered into an Agreement and Plan of Merger (Merger) providing for a tax-free, stock for stock merger of KU Energy and LG&E Energy. As a result of the Merger, LG&E Energy, the surviving corporation, will become the parent company of KU and will continue as parent of Louisville Gas and Electric Company. When the Merger is completed, shareholders of KU Energy common stock will receive 1.67 shares of LG&E Energy common stock for each share of KU Energy common stock held.

     The Merger has been approved by shareholders of KU Energy and LG&E Energy, by the Kentucky Public Service Commission (PSC) and the Virginia State Corporation Commission (SCC). The Merger was approved by the Federal Energy Regulatory Commission (FERC) on March 25, 1998. The Merger must still be approved by the the Securities and Exchange Commission and reviewed by the Federal Trade Commission. Following receipt of the remaining regulatory approvals, the Merger is expected to be effective as early as the first half of 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations - The Merger in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13), which is incorporated herein by reference for further information related to the Merger.

     LG&E Energy serves about 351,000 electric customers and 277,000 gas customers in Louisville and adjacent areas in Kentucky through its utility subsidiary, Louisville Gas and Electric Company. At December 31, 1997, LG&E Energy had assets of $3.4 billion. For 1997, LG&E Energy had electric revenues of $615 million, gas revenues of $231 million and net income of $97.8 million. Further information concerning LG&E Energy is contained in LG&E Energy's Annual Report on Form 10-K for the year ended December 31, 1997. See Unaudited Pro Forma Combined Condensed Financial Information of KU Energy and LG&E Energy contained under Item 14 of this report for selected historical and unaudited pro forma combined condensed financial information of KU Energy and LG&E Energy.

     KU CAPITAL CORPORATION

     KU Capital continues to pursue a core energy strategy for its nonutility business activities. Under this strategy, targeted opportunities are energy-related activities that build on the Company's knowledge and expertise and have the appropriate risk/reward profile.

     KENTUCKY UTILITIES COMPANY

     General

     KU is a wholly owned subsidiary of KU Energy. KU was incorporated in Kentucky in 1912 and incorporated in Virginia in 1991. KU is a public utility engaged in producing, transmitting and selling electric energy. KU provides electric service to about 441,200 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 29,000 customers in 5 counties in southwestern Virginia. In Virginia, KU operates under the name Old Dominion Power Company. KU operates under appropriate franchises in substantially all of the 160 Kentucky incorporated municipalities served. No franchises are required in unincorporated Kentucky communities. Service has been provided in Virginia without franchises for a number of years. The lack of franchises is not expected to have a material adverse effect on KU's operations. KU also sells electric energy at wholesale for resale in 12 municipalities.

     The territory served by KU has an aggregate population estimated at about 1,000,000. The largest city served is Lexington, Kentucky. The population of the metropolitan Lexington area is estimated at about 225,000. The populations of the next 10 largest cities served at retail range from about 21,000 to 9,000. The territory served includes most of the Bluegrass
     Region of central Kentucky and parts of the coal mining areas in southeastern and western Kentucky and southwestern Virginia. Lexington is the center of the Bluegrass Region, in which thoroughbred horse, burley tobacco and bourbon whiskey distilling industries are located. Among the principal industries in the territory served are automotive and related industries, coal mining, the manufacture of paper and paper products, rubber and miscellaneous plastic products and electrical and other machinery.

     Revenues

     KU's sources of electric revenues and the respective percentages of total revenues for the three years 1995-1997 were as follows:


        Year Ended December 31,              1997               1996              1995
                                             Amount  %          Amount   %        Amount  %
                                                        (dollars in thousands)
         Residential                    $ 231,824  32      $ 236,229    33     $ 232,760  34
         Commercial                       150,794  21        150,640    21       151,778  22
         Industrial                       146,801  21        136,856    19       130,066  19
         Mine Power                        34,541   5         34,014     5        36,076   5
         Public Authorities                56,243   8         56,023     8        54,161   8
         Sales for Resale                  87,330  12         89,208    13        75,940  11
         Miscellaneous Revenues             8,904   1          8,741     1         5,649   1

              Total                     $ 716,437 100      $ 711,711   100     $ 686,430 100


     The electric utility business is affected by seasonal weather patterns. As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and
     Revenues in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) which is incorporated herein by reference for information related to revenues.

     Operations

     KU's net generating capability was 3,718 megawatts at December 31, 1997. The net generating capability available for operation at any time may be lower because of periodic outages of generating units due to inspection, maintenance, fuel restrictions, or modifications required by regulatory agencies. KU obtains power from other utilities under bulk power purchase and interchange contracts. At December 31, 1997, KU's system capability, including purchases from others, was 4,274 megawatts. On July 28, 1997, an all-time system peak demand, on a one-hour integrated basis, was set at 3,510 megawatts. See Item 2, Properties-Construction for a discussion of KU's plans to add additional peaking capacity.

     The percentage of KU's system output which was internally generated and purchased for the periods indicated was as follows:

                                            1997       1996       1995
              Internally Generated           81%        84%        82%
              Purchased                      19%        16%        18%


     KU is one of 18 full members of the East Central Area Reliability Coordination Agreement, the purpose of which is to augment the reliability of the members' bulk power supply through coordination of planning and operation of generation and transmission facilities. The members are engaged in the generation, transmission and sale of electric power and energy in the east central area of the United States, which covers all or portions of Michigan, Indiana, Ohio, Kentucky, Pennsylvania, Virginia, West Virginia and Maryland. KU also has interconnections and contractually established operating arrangements with neighboring utilities and cooperatives.

     Under a contract expiring 2020 with Owensboro Municipal Utilities (OMU), KU has agreed to purchase from OMU the surplus output of the 150-megawatt and 250-megawatt generating units at OMU's Elmer Smith station. Purchases under the contract are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power constituted about 10% of KU's net system output during 1997. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies under Item 8.

     KU owns 20% of the common stock of Electric Energy, Inc. (EEI), which owns and operates a 1,000-megawatt generating station in southern Illinois. KU's entitlement is 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power constituted about 8% of KU's net system output in 1997. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies, under Item 8.

     KU had approximately 2,060 employees at December 31, 1997, of which about 300 are covered by union contracts expiring August 1, 1998.

     Fuel Matters

     Coal-fired generating units provided more than 99% of KU's net kilowatt-hour generation for 1997. The remainder of KU's net generation for 1997 was provided by oil and/or natural gas burning units and hydroelectric plants. The average delivered cost of coal purchased per million BTU
     (MBTU) and the percentage of spot coal purchases for the periods indicated were as follows:

                                               1997       1996       1995

     Per MBTU - all sources                $   1.15   $   1.14   $   1.16
     Per MBTU - spot purchases only        $   1.12   $   1.08   $   1.10
     Spot purchases as % of all sources          34%        33%        30%

     KU maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors, including fluctuations in demand, coal mine labor issues and other supplier or transporter operating difficulties.

     KU believes there are adequate reserves available to supply its existing base-load generating units with the quantity and quality of coal required for those units throughout their useful lives. KU intends to meet a substantial portion of its coal requirements with 3-year or shorter contracts. KU anticipates that coal supplied under such contracts will represent about one-half to two-thirds of the requirements over the next several years. As part of this strategy, KU will continue to negotiate replacement contracts as contracts expire. KU does not anticipate any problems negotiating new contracts for future coal needs. The balance of coal requirements will be met through spot purchases. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies, under
     Item 8 for the estimated obligations under existing fuel contracts for each of the years 1998 through 2002.

     KU has no long-term contracts in place for the purchase of natural gas for its combustion turbine peaking units. KU has met its gas requirements
     through  spot  purchases.    KU  does  not  anticipate  encountering  any
     significant problems acquiring an adequate supply of fuel necessary to operate its peaking units. See Item 2, Properties-Construction, for a discussion of KU's plans to add additional peaking capacity.

     Environmental Matters

     Federal and state agencies have adopted environmental protection standards which apply to the electric operations of KU. Capital expenditures to comply with environmental requirements amounted to about $182 million during the 1993-1997 time period.

     KU's generating units are operated in compliance with the Kentucky Natural Resources and Environmental Protection Cabinet's (Cabinet) State Implementation Plan (KYSIP) and New Source Performance Standards developed under the Clean Air Act. The KYSIP is a federally approved plan for the attainment of the national ambient air quality standards. The KYSIP contains standards relating to the emissions of various pollutants (sulfur dioxide, particulates and nitrogen oxides) from KU's fossil-fuel fired steam electric generating units. These emission standards are of varying stringencies and compliance with these standards is attained through a variety of air pollution control technologies (scrubbers, electrostatic precipitators, and low nitrogen oxide burners) and the use of low-sulfur coal. KU's operations are in substantial compliance with current emission standards. The operating permit program under the 1990 Clean Air Act Amendments required KU to make application to the Cabinet for new operating permits for its six generating stations. KU's existing permits to operate air contaminant sources continue in effect until new permits are issued.

     The acid rain control provisions of the 1990 Clean Air Act Amendments, which are effective in two phases, require KU to further decrease the emissions of sulfur dioxide and nitrogen oxides from its fossil-fuel fired steam electric generating units. Ghent Unit 1, E. W. Brown Units 1, 2 and 3, and Green River Unit 4 were designated as Phase I affected units which were required to comply with sulfur dioxide emission reduction obligations beginning January 1, 1995. In order to comply with these sulfur dioxide emission limitations, KU installed a scrubber and related facilities on Ghent Unit 1 and switched to lower sulfur coal on some other Phase I affected units. In addition, these units were retrofitted with low nitrogen oxide burners in order to comply with applicable nitrogen oxide limitations under United States Environmental Protection Agency (EPA) regulations. The EPA issued final acid rain permits for each of KU's Phase I affected units. The EPA's approval of KU's acid rain compliance plan was accompanied by bonus allowances awarded for the installation of the scrubber on Ghent Unit 1. KU's current emission allowance strategy, in part, includes the accumulation of unused sulfur dioxide emission allowances. These unused allowances result from the bonus allowances received from the EPA and the expected reduced sulfur dioxide emissions from the installation of the Ghent Unit 1 scrubber. The accumulated allowances are expected to allow KU to delay capital expenditures associated with KU's Phase II acid rain compliance obligations, which are effective January 1, 2000. KU's Phase II compliance strategy, in addition to utilizing accumulated allowances, may include additional fuel switching or the installation of additional scrubbers. However, KU will continue to reassess its options for complying with Phase II emission reduction requirements to determine an overall least cost strategy. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for additional discussion.

     The Environmental Protection Agency (EPA) issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards would require significant reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers (including those at KU's generating stations) beginning in 2004. Certain implementation proposals, which are not yet finalized, would target coal-fired utilities in the Midwest and South, including Kentucky, for more substantial reductions than other areas and other sources of emissions.
     Implementation methods will be determined by the EPA as well as state regulatory authorities. KU believes that the costs relating to compliance with the new standards, including capital costs, as well as associated increases in operating costs, are likely to be substantial and are dependent on the ultimate control program agreed to by the targeted states and the EPA. KU further believes that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism. However, approval from the PSC is required. See Note 9 of the Notes to Financial Statements, Environmental Cost Recovery under Item 8. KU will continue to closely monitor developments in this area and anticipates that the exact nature of the impact of the new standards on its operations will not be known for some time.

     During 1996, each of KU's five fossil-fuel fired steam electric generating stations was re-issued a wastewater discharge permit by the Cabinet under the Clean Water Act's National Pollutant Discharge Elimination System. These 5-year permits place water quality-based effluent limitations (i.e., thermal and chemical limits) on each of the power plant's discharges. KU's operations are in substantial compliance with the conditions in the permits.

     Pursuant to the Resource Conservation and Recovery Act, utility wastes (fly ash, bottom ash and scrubber sludge) have been categorized as special wastes (i.e., wastes of large volume, but low environmental hazard). The EPA has concluded that the disposal of coal combustion byproducts by practices common to the utility industry is adequate for the protection of human health and the environment. The Cabinet also regulates utility wastes as special wastes under its waste management program.

     Under the Toxic Substances Control Act, the EPA regulates the use, servicing, repair, storage and disposal of electrical equipment containing polychlorinated biphenyls (PCB). KU is in substantial compliance with applicable PCB regulations.

     Regulation

     KU is subject to the jurisdiction of the PSC and the SCC as to retail rates and service, accounts, issuance of securities and in other respects. The FERC has jurisdiction under the Federal Power Act (FPA) over certain of the electric utility facilities and operations, wholesale sale of power and related transactions and accounting practices of KU, and in certain other respects as provided in the FPA. The FERC has classified KU as a "public utility" as defined in the FPA. By reason of owning and operating a small amount of electric utility property in one county in Tennessee (having a gross book value of about $225,000), KU may also be subject to the jurisdiction of the Tennessee Regulatory Authority as to retail rates, accounts, issuance of securities and in other respects. Since 1992, utilities in Kentucky have had the option to use either a historical test period or a forward-looking test period in base rate filings.

     KU's fuel adjustment clause for Kentucky customers operates to reflect changes in the cost of fuel in billings to customers, and is designed to conform with a PSC regulation providing for a uniform monthly fuel adjustment clause for all electric utilities in Kentucky subject to the jurisdiction of the PSC. The PSC regulation is based on a formula approved by the FERC but with certain modifications, including the exclusion of excess fuel expense attributable to certain forced outages, the filing of fuel procurement documentation, a procedure for billing over- and under-recoveries of fuel cost fluctuations from the base rate level and provision for periodic public hearings to review past adjustments, to make allowance for any past adjustments found not justified, to disallow any improper expenses and to re-index base rates to include current fuel costs. The fuel adjustment clause mechanism for Virginia customers uses an average fuel cost factor based primarily on projected fuel costs. The fuel cost factor may be adjusted annually for over- or under- collections of fuel costs from the previous year.

     Rate regulation in Kentucky allows each electric utility, with a PSC-approved environmental compliance plan and environmental surcharge, to recover on a current basis the cost of complying with federal, state or local environmental requirements, including the Federal Clean Air Act as amended, applicable to coal combustion wastes and byproducts from facilities utilized for the production of energy from coal. In 1994, the PSC approved KU's environmental surcharge, which is designed to allow KU to recover compliance related operating expenses and to earn a return on those compliance-related capital expenditures not already included in existing rates through the application of the surcharge each month to customers' bills. Surcharge billings are subject to periodic PSC review of the level of environmental expenditures and reconciliation of previous surcharge billings with actual costs. For additional information regarding the environmental surcharge, including information concerning pending legal
     proceedings,   see  Management's  Discussion  and  Analysis  of  Financial
     Condition and Results of Operations - Environmental Cost Recovery in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference and Note 9 of the Notes to Financial Statements, Environmental Cost Recovery, under Item 8.

     Integrated resource planning regulations in Kentucky require KU and the other major utilities to make triennial filings with the PSC, of various historical and forecasted information relating to forecasted load, capacity margins and demand-side management techniques.

     Pursuant to Kentucky law, the PSC has established the boundaries of the service territory or area of each retail electric supplier in Kentucky (including KU), other than municipal corporations, within which each such supplier has the exclusive right to render retail electric service.

     The SCC requires each Virginia utility to make annual filings of either a base rate change or an Annual Informational Filing consisting of a set of standard financial schedules. These filings are subject to review by the SCC Staff (Staff). The Staff issues a Staff Report, which includes any findings or recommendations to the SCC relating to the individual utility's financial performance during the historic 12-month period, including previously accepted adjustments. The Staff Report may lead to an adjustment in rates.

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

     For information regarding regulatory matters related to the Merger, see Management's Discussion and Analysis of Financial Condition and Results of Operations - The Merger in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference.

     Competition

     The electric utility industry has been rapidly moving to a less regulated and more competitive environment since the passage of the National Energy Policy Act of 1992 (NEPA). NEPA gave the FERC the authority to order electric utilities to provide wholesale transmission access to independent power producers and other utilities. It also reduced restrictions on the ownership and operation of independent power producers. See Management's

     Discussion and Analysis of Financial Condition and Results of Operation - Utility Issues - Competition in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for further discussion of competition.

     In April 1996, the FERC issued two final rules and a new Notice of Proposed Rulemaking (NOPR) to promote competition and deregulation in the wholesale electric market. FERC Order No. 888 (Order 888) addressed both open access transmission service and stranded cost issues. FERC Order No. 889 (Order
     889) required utilities to establish an electronic Open Access Same-Time Information System (OASIS) to share information about available transmission capacity and also required the establishment by each utility of standards of conduct for its transmission system operation. The 1996 NOPR proposes to establish a new system for utilities to use in reserving capacity on their own and other s transmission lines. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Competition - Wholesale in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for further discussion of the FERC orders.

     In 1998, KU announced that it will join the Midwest Independent System Operator (MISO). KU is among nine transmission system owners, including Louisville Gas and Electric Company, which filed a proposal with the FERC in January 1998 seeking approval to form the MISO. The MISO is a regional entity that would manage and operate the transmission owners collective transmission systems in an eight-state region. The primary objectives of the MISO are to advance wholesale competition by ensuring nondiscriminatory open transmission access to all wholesale customers and to enhance transmission reliability.

     Cautionary Factors

     See Management's Discussion and Analysis for information concerning forward looking statements. Forward looking statements have been and will be made in written documents and oral presentations of the Company and KU. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. In addition to those forward looking statements and cautionary factors referred to in Management's Discussion and Analysis, forward looking statements in this Form 10-K include those relating to:

      1. The need for franchise agreements.
      2. The future comparability of OMU and EEI power costs to generation and other available power.
      3. The percent of future total kWh requirements provided by OMU and EEI.
      4. Maintaining necessary levels of fuel inventory and adequate supplies of coal and gas to avoid operational disruptions.
      5. Availability of coal reserves to supply baseload generating units over their useful lives.
      6. The amount of coal supplied by contract versus spot purchase.
      7. Negotiations of new coal contracts for future coal needs.
      8. The impact of revisions to the National Ambient Air Quality Standards.
      9. The availability of an adequate supply of natural gas.
     10. Estimates of future construction expenditures discussed under
         Item 2 - Properties--Construction.
     11. The expected timing of regulatory approvals of the Merger.

     All such statements are and will be based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the time the statements are made. When used in the Company's
     or   KU's  documents  or  oral  presentations,  the  words    anticipate,
       estimate, expect, believe and similar expressions are intended to identify forward looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward looking statements, factors that could cause the Company's or KU's actual results to differ materially from those contemplated in any forward looking statements include, among others, those identified in Exhibit 99.04 hereto, which is incorporated herein by reference.



     Item 2.  Properties

     Currently, KU Energy and KU Capital have no significant physical property. KU owns and operates the following electric generating stations:

                                                            Nameplate     Effective
                                                            Rating (KW) Capability (KW)
      Steam:           Ghent           Ghent, Ky              2,226,060        1,997,000
                       Green River     South Carrollton, Ky     263,636          239,000
                       E. W. Brown     Burgin, Ky               739,534          717,000
                       Tyrone          Tyrone, Ky               137,500          136,000
                       Pineville       Four Mile, Ky             37,500           34,000
      Hydro:           Dix Dam &
                       Lock #7         Burgin, Ky                30,297           24,000
      Gas/Oil Peaking: Haefling        Lexington, Ky             62,100           59,000
                       E.W. Brown      Burgin, Ky               504,000          512,000
                                                              4,000,627        3,718,000

     Substantially all properties are subject to the lien of KU's Mortgage Indenture.

     Construction

     Four 126-MW combustion turbine peaking units have been installed over the past four years. The first peaking unit was placed into commercial operation in late 1994. The second and third units were placed into commercial operation in February 1995 and December 1995, respectively. The fourth unit was placed into commercial operation in May 1996. Total construction expenditures for the years 1998 through 2002 are estimated at $549 million. Such expenditures include an estimated $183 million for generating facilities, $76 million for transmission facilities and $290 million for distribution and general facilities. Included in total construction expenditures for the 1998-2002 period are $105 million for 480 MW of peak generating capacity to be added during 1998-2002. KU has no plans to install baseload generating capacity before 2010. Construction expenditures for the years 1993 through 1997 aggregated about $695 million. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies, under Item 8, for the estimated amounts of construction expenditures for each of the years 1998 through 2002.

     KU    frequently  reviews  its  construction  program  and  construction expenditures, which may be affected by numerous factors, including competition and deregulation, the rate of load growth, changes in construction costs, changes in environmental regulations, least cost planning, the adequacy of rate relief and KU's ability to raise necessary capital. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources - Capital Requirements in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference. KU's planned additions to its electric generating capacity are based on future load projections using estimated load growth rates. Consideration is also given to projections by neighboring utilities of their future loads and capacity. However, forecasts of future loads are subject to numerous uncertainties, including economic conditions and effectiveness of energy conservation measures. Following consumation of the Merger, the Company and LG&E Energy will each re-examine the timing of potential additional electric generation resources. See Management's Discussion and Analysis of Financial Condition and Results of Operations - The Merger in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference.

     Item 3.  Legal Proceedings

     KU Energy and KU Capital are involved in no material legal proceedings.

     See  Management's  Discussion  and  Analysis  -  Environmental  Matters  -
     Environmental   Cost  Recovery  in  KU  Energy's  1997  Annual  Report  to
     Shareholders    Exhibit  13) incorporated herein by reference and Note 9 of the  Notes  to  Financial  Statements, "Environmental Cost Recovery," under
     Item 8 for a discussion of KU's environmental surcharge legal proceedings.


     Item 4.  Submission of Matters to a Vote of Security Holders

     At the October 14, 1997 Special Meeting of Shareholders, the following proposal was acted on and approved by the holders of KU Energy Common Stock.

        (a) To consider and vote upon the adoption and approval of the Agreement and Plan of Merger, dated as of May 20, 1997 between LG&E Energy and KU Energy.

             Affirming          Negative                              Broker
               Votes              Votes         Abstentions         Non-Votes

             29,113,099           441,062            943,712              0

     The Merger was approved by 77% of the outstanding common shares and by 95% of those shares represented at the meeting.

     Executive Officers of KU Energy

                             Current      Positions Held During at
     Name and Age         Positions Held  Least the Last 5 Years


     Michael R. Whitley   Chairman and    Chairman of the Board of KU Energy
     Age 54               President*      since August 1995 and President of
                                          KU Energy since November 1994.
                                          Director of KU Energy since March
                                          1992.  Senior Vice President from
                                          1988 to November 1994.

     O. M. Goodlett       Senior Vice-    Senior Vice-President of KU Energy
     Age 50               President*      since November 1994.

     James W. Tipton      Senior Vice-    Senior Vice-President of KU Energy
     Age 54               President       since November 1994.  Senior Vice-
                                          President of Kentucky Utilities
                                          from November 1986 to November
                                          1994.

     George S. Brooks II  General         Corporate Secretary of KU Energy
     Age 47               Counsel and     since November 1992, and General
                          Corporate       Counsel since 1988.
                          Secretary*

     William N. English   Treasurer*      Treasurer of KU Energy since 1988.
     Age 47

     Michael D. Robinson  Controller*     Controller of KU Energy since June
     Age 42                               1990.







     Note: Officers are elected annually by the Board of Directors. There is no family relationship between any executive officer and any other executive officer or any director. Certain executive officers of KU may be considered "executive officers" of KU Energy for certain purposes. Refer to KU's listing of executive officers for information concerning positions held during the last five years and information concerning KU executive officers.

     * Identified persons hold positions with the same titles at KU.

     Executive Officers of KU
                              Current          Positions Held During at
     Name and Age          Positions Held      Least the Last 5 Years


     Michael R. Whitley    Chairman and        Chairman of the Board of KU
     Age 54                President and       since August 1995 and
                           Chief Executive     President from November 1994.
                           Officer*            Director of KU since March
                                               1992.  Senior Vice-President
                                               of KU from March 1987 to
                                               November 1994.

     O. M. Goodlett        Senior Vice-        Senior Vice-President of KU
     Age 50                President           since November 1992.
                           Finance and
                           Administration and
                           Chief Financial
                           Officer*


     Robert M. Hewett      Senior Vice-        Senior Vice-President of KU
     Age 50                President           since May 1997.  Vice-
                           Customer Service    President of KU since January
                           and Marketing       1982.


     Wayne T. Lucas        Senior Vice-        Senior Vice-President of KU
     Age 50                President           since November 1994.  Vice
                           Energy Supply       President of KU from November
                                               1986 to November 1994.

     George S. Brooks II   General Counsel     Corporate Secretary of KU
     Age 47                and Corporate       since November 1992, and
                           Secretary*          General Counsel since January
                                               1988.


     Gary E. Blake         Vice-President      Vice-President of KU since
     Age 44                Retail Marketing    November 1992.

     William E. Casebier   Vice-President      Vice-President of KU since
     Age 55                Information         May 1988.
                           Technology and
                           Administrative
                           Services


     Linda M. DiMascio     Vice-President      Vice-President of KU since
     Age 43                Human Resources     February 1995. Director of
                                               Human Resources of Tucker
                                               Housewares from September
                                               1994 to February 1995.
                                               Senior Area Coordinator for
                                               U.S. Manufacturing Department
                                               of Mobil Oil Corporation from
                                               April 1992 to September 1994.

                              Current          Positions Held During at
     Name and Age          Positions Held      Least the Last 5 Years


     Gary L. Hawley        Vice-President      Vice President of KU since
     Age 49                Bulk Power          January 1996.  Director of
                           Engineering         Bulk Power Planning from
                                               November 1986 to January
                                               1996.

     Henry C. A. List      Vice-President      Vice-President of KU since
     Age 48                Governmental        May 1997.  Director of
                           Affairs             Governmental Affairs from
                                               July 1979 to May 1997.


     Ronald L. Willhite    Vice-President      Vice-President of KU since
     Age 50                Regulation and      May 1997.  Director of
                           Economic Planning   Regulation from December 1992
                                               to May 1997.


     William N. English    Treasurer*          Treasurer of KU since April
     Age 47                                    1982.

     Michael D. Robinson   Controller*         Controller of KU since August
     Age 42                                    1990.


     John J. Maloy, Jr.    Assistant           Assistant Treasurer of KU
     Age 43                Treasurer           since August 1984.
                                               (Not an Executive Officer)









     Note: Officers are elected annually by the Board of Directors. There is no family relationship between any executive officer and any other executive officer or any director. Certain executive officers of KU may be considered "executive officers" of KU Energy for certain purposes.

     *  Identified persons hold positions with the same titles at KU Energy.

                                       PART II


     Item 5. Market  for  Registrant's  Common  Equity  and  Related Stockholder
             Matters

     KU Energy

     KU Energy's common stock is listed on the New York and Pacific stock exchanges under the ticker symbol "KU." Quotes in daily newspapers can be found under the listing KU Engy.

     The table below sets forth the high and low sales prices and the dividends paid for the Company's common stock for the periods shown.



                               1997                           1996
                  Dividend           Price         Dividend            Price
     Quarter        Paid        High       Low       Paid       High       Low
       First        $.44       31-1/8     29-3/8     $.43       30-5/8    28-5/8
       Second       $.44       35-5/8     29-3/4     $.43       30        28-3/8
       Third        $.44       36-1/8     32-9/16    $.43       30        27
       Fourth       $.44       39-13/16   32-7/8     $.43       30-1/2    28-1/8

     KU Energy's Board has declared a common stock dividend of $.45 per share payable March 13, 1998, to shareholders of record on February 25, 1998.

     As of December 31, 1997, KU Energy had approximately 29,300 common shareholders of record.

     The Company (or its predecessor, KU) has paid cash dividends since 1939. Future dividends are dependent on future earnings, capital requirements and financial conditions. Future dividend policy will also be dependent on the Company's pending Merger with LG&E Energy. See Management's Discussion and Analysis of Finacial Condition and Results of Operations - The Merger in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference. The dividend payout ratio (cash dividends as a percentage of net income) was 78% for 1997 and 79% for 1996. See Note 5 of the Notes to Consolidated Financial Statements, Common Stock, in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for information regarding dividend restrictions.

     KU

     All of the outstanding common stock of KU is held by KU Energy.

     The following table sets forth the cash distributions (in thousands of dollars) on common stock paid by KU for the periods indicated:

                                      1997          1996
              First Quarter         $16,639       $16,261
              Second Quarter        $16,640       $16,262
              Third Quarter         $16,640       $16,262
              Fourth Quarter        $16,640       $16,262


     See  Note  5  of  the  Notes to Financial Statements,  Common Stock,  under
     Item 8 for information regarding dividend restrictions.

     Item 6.  Selected Financial Data - KU Energy


     Year ended December 31,                  1997      1996       1995      1994       1993
                                                                        (dollars in thousands)
      Operating Revenues:
       Residential                         $ 231,824 $ 236,229  $ 232,760 $ 213,574  $ 210,759
       Commercial                            150,794   150,640    151,778   142,207    138,271
       Industrial                            146,801   136,856    130,066   120,043    111,857
       Mine power                             34,541    34,014     36,076    36,498     34,977
       Public authorities                     56,243    56,023     54,161    49,869     48,142
         Total retail revenues               620,203   613,762    604,841   562,191    544,006
       Sales for resale                       87,330    89,208     75,940    89,665     62,463
       Miscellaneous revenues and other        8,877     8,716      5,619     4,157      3,448
       Provision for refund - litigation
         settlement                                -         -          -   (19,385)    (3,309)
         Total operating revenues            716,410   711,686    686,400   636,628    606,608
      Operating Expenses:
       Fuel used in generation (1)           188,439   198,198    189,845   170,654    178,910
       Electric power purchased               72,542    62,490     69,579    61,442     34,711
       Other operating expenses              123,537   125,351    124,044   114,551    106,124
       Maintenance                            65,004    64,170     62,599    66,141     59,458
       Depreciation                           84,297    80,612     75,268    65,441     60,811
       Federal and state income taxes         50,501    50,247     43,426    43,904     47,752
       Other taxes                            15,459    15,049     15,038    14,789     14,357
         Total operating expenses            599,779   596,117    579,799   536,922    502,123
      Net Operating Income                   116,631   115,569    106,601    99,706    104,485
      Other Income and Deductions             10,458     8,203     11,655    11,530     10,362
      Income Before Interest and
       Other Charges and AFUDC               127,089   123,772    118,256   111,236    114,847
      Interest and Other Charges:
       Interest on long-term debt             37,405    37,584     36,095    32,147     31,650
       Preferred stock dividend
         requirements of Subsidiary            2,256     2,256      2,256     2,384      2,558
       Other interest                          2,329     2,120      4,031     2,414      1,249
         Total interest and other charges     41,990    41,960     42,382    36,945     35,457
      AFUDC                                       80       137        179     1,585        593
      Net Income                           $  85,179 $  81,949  $  76,053 $  75,876  $  79,983

      Basic Earnings per Average
       Common Share                        $    2.25 $    2.17  $    2.01 $    2.01  $    2.11
      Common Stock Data:
       Shares Outstanding - average and
         year-end                             37,818    37,818     37,818    37,818     37,818
      Dividends per Share of
        Common Stock                       $    1.76 $    1.72  $    1.68 $    1.64  $    1.60

      (1)   Amounts  for  1994  and  1993  reflect  reductions  of  $23 million and $4 million, respectively,  associated  with  refunds  to  customers  related  to  a  litigation settlement with a former coal supplier.

    Item 6.  Selected Financial Data - KU Energy
            (continued)

                                            1997        1996       1995        1994        1993
    Assets (in thousands)            $1,737,262   $1,726,948 $1,714,974  $1,669,294  $1,573,194
    Capitalization: (in thousands)
       Bonds                         $  546,330   $  546,330 $  545,830  $  495,830  $  441,830
       Notes                                 21           43         64          86         107
       Unamortized premium on
         long-term debt                       -            -         86          96         108
       Preferred stock                   40,000       40,000     40,000      40,000      40,000
       Common stock equity              664,122      645,513    628,611     616,092     602,503
            Total capitalization     $1,250,473   $1,231,886 $1,214,591  $1,152,104  $1,084,548
    % Total Capitalization
       Represented by:
       Long-term debt                      43.7         44.4       44.9        43.0        40.8
       Preferred stock                      3.2          3.2        3.3         3.5         3.7
       Common stock equity                 53.1         52.4       51.8        53.5        55.5
    Kilowatt-hours Generated,
       Purchased and Sold:
       (in thousands)
       Power generated               15,845,089   16,510,347 15,223,851  15,524,844  14,934,839
       Power purchased                3,767,458    3,165,589  3,254,861   3,066,917   1,926,299
       Power interchanged - net            (831)      12,450     (6,569)      2,638       1,556
            Total                    19,611,716   19,688,386 18,472,143  18,594,399  16,862,694
       Less - losses and company use    986,347    1,057,808  1,054,589     998,010   1,066,251
       Kilowatt-hours sold           18,625,369   18,630,578 17,417,554  17,596,389  15,796,443
       Sales classified:
         Residential                  5,060,935    5,148,364  5,016,012   4,706,058   4,702,697
         Commercial                   3,422,167    3,410,710  3,403,054   3,272,370   3,217,504
         Industrial                   4,464,332    4,107,537  3,850,647   3,641,469   3,409,213
         Mine power                     925,882      893,650    926,873     974,233     933,317
         Public authorities           1,354,630    1,349,948  1,297,913   1,225,668   1,199,893
            Total retail sales       15,227,946   14,910,209 14,494,499  13,819,798  13,462,624
         Sales for resale             3,397,423    3,720,369  2,923,055   3,776,591   2,333,819
            Total                    18,625,369   18,630,578 17,417,554  17,596,389  15,796,443

    Average Number of Customers         464,165      456,167    449,144     440,590     432,636
    Residential Sales (per customer):
       Average kilowatt-hours            13,083       13,531     13,377      12,781      12,995
       Average revenue               $   599.30   $   620.87 $   620.75  $   580.05  $   582.41
    System Capability - Megawatts:
       KU's plants                        3,718        3,639      3,509       3,265       3,164
       Purchased contracts                  556          393        394         540         365
         Total system capability          4,274        4,032      3,903       3,805       3,529
    Net System Maximum Demand -
       Megawatts                          3,510        3,391      3,341       3,127       3,176
    Load Factor (%)                        58.2         59.3       58.7        59.8        57.7
    Heat Rate (BTU per KWH) (1)          10,335       10,351     10,377      10,306      10,367
    Fuel - Average Cost per Ton (1)  $    27.96   $    27.68 $    28.49  $    28.84  $    28.31
    Average Cost per Million BTU (1) $     1.14   $     1.14 $     1.18  $     1.19  $     1.17

    (1) Based on coal consumed


     Item 6.  Selected Financial Data - KU

     Year ended December 31,                   1997       1996       1995       1994       1993

                                                                                 (in thousands)
     Operating Revenues:
       Residential                         $ 231,824 $ 236,229  $ 232,760 $ 213,574  $ 210,759
       Commercial                            150,794   150,640    151,778   142,207    138,271
       Industrial                            146,801   136,856    130,066   120,043    111,857
       Mine power                             34,541    34,014     36,076    36,498     34,977
       Public authorities                     56,243    56,023     54,161    49,869     48,142
         Total retail revenues               620,203   613,762    604,841   562,191    544,006
       Sales for resale                       87,330    89,208     75,940    89,665     62,463
       Miscellaneous revenues and other        8,904     8,741      5,649     4,181      3,428
       Provision for refund -
         litigation settlement                     -         -          -   (19,385)    (3,309)
         Total operating revenues            716,437   711,711    686,430   636,652    606,588
     Operating Expenses:
       Fuel used in generation (1)           188,439   198,198    189,845   170,654    178,910
       Electric power purchased               72,542    62,490     69,579    61,442     34,711
       Other operating expenses              120,951   122,872    121,426   112,712    104,930
       Maintenance                            64,990    64,161     62,592    66,134     59,451
       Depreciation                           84,111    80,424     75,080    65,259     60,800
       Federal and state income taxes         51,690    51,452     44,670    44,683     48,178
       Other taxes                            15,306    14,777     14,694    14,582     14,347
         Total operating expenses            598,029   594,374    577,886   535,466    501,327
     Net Operating Income                    118,408   117,337    108,544   101,186    105,261
     Other Income and Deductions               6,954     8,377      8,235     9,299      8,331
     Income Before Interest Charges
       and AFUDC                             125,362   125,714    116,779   110,485    113,592
     Interest Charges:
       Interest on long-term debt             37,405    37,584     36,095    32,147     31,650
       Other interest                          2,324     2,104      4,021     2,411      1,249
         Total interest charges               39,729    39,688     40,116    34,558     32,899
     AFUDC                                        80       137        179     1,585        593
     Net Income                            $  85,713 $  86,163  $  76,842 $  77,512  $  81,286
     Preferred Stock Dividend
       Requirements                            2,256     2,256      2,256     2,384      2,558
     Net Income Applicable to Common
       Stock                               $  83,457 $  83,907  $  74,586 $  75,128  $  78,728
     Common Dividends                      $  66,559 $  65,047  $  63,250 $  61,644  $  60,509




     (1) Amounts  for  1994  and  1993  reflect  reductions  of  $23  million  and $4 million, respectively, associated with refunds to customers related to a litigation settlement with a former coal supplier.

    Item 6.  Selected Financial Data - KU
            (continued)


                                           1997        1996        1995        1994        1993
    Assets (in thousands)            $1,679,880   $1,673,055 $1,659,988  $1,618,100  $1,523,274
    Capitalization: (in thousands)
       Bonds                         $  546,330   $  546,330 $  545,830  $  495,830  $  441,830
       Notes                                 21           43         64          86         107
       Unamortized premium on
         long-term debt                       -            -         86          96         108
       Preferred stock                   40,000       40,000     40,000      40,000      40,000
       Common stock equity              612,295      595,397    576,537     565,201     552,106
            Total capitalization     $1,198,646   $1,181,770 $1,162,517  $1,101,213  $1,034,151
    % Total Capitalization
       Represented by:
       Long-term debt                      45.6         46.2       47.0        45.1        42.7
       Preferred stock                      3.3          3.4        3.4         3.6         3.9
       Common stock equity                 51.1         50.4       49.6        51.3        53.4
    Kilowatt-hours Generated,
       Purchased and Sold:
       (in thousands)
       Power generated               15,845,089   16,510,347 15,223,851  15,524,844  14,934,839
       Power purchased                3,767,458    3,165,589  3,254,861   3,066,917   1,926,299
       Power interchanged - net            (831)      12,450     (6,569)      2,638       1,556
            Total                    19,611,716   19,688,386 18,472,143  18,594,399  16,862,694
       Less - losses and company use    986,347    1,057,808  1,054,589     998,010   1,066,251
       Kilowatt-hours sold           18,625,369   18,630,578 17,417,554  17,596,389  15,796,443
       Sales classified:
         Residential                  5,060,935    5,148,364  5,016,012   4,706,058   4,702,697
         Commercial                   3,422,167    3,410,710  3,403,054   3,272,370   3,217,504
         Industrial                   4,464,332    4,107,537  3,850,647   3,641,469   3,409,213
         Mine power                     925,882      893,650    926,873     974,233     933,317
         Public authorities           1,354,630    1,349,948  1,297,913   1,225,668   1,199,893
            Total retail sales       15,227,946   14,910,209 14,494,499  13,819,798  13,462,624
         Sales for resale             3,397,423    3,720,369  2,923,055   3,776,591   2,333,819
            Total                    18,625,369   18,630,578 17,417,554  17,596,389  15,796,443

    Average Number of Customers         464,165      456,167    449,144     440,590     432,636
    Residential Sales (per customer):
       Average kilowatt-hours            13,083       13,531     13,377      12,781      12,995
       Average revenue               $   599.30   $   620.87 $   620.75  $   580.05  $   582.41
    System Capability - Megawatts:
       KU's plants                        3,718        3,639      3,509       3,265       3,164
       Purchased contracts                  556          393        394         540         365
         Total system capability          4,274        4,032      3,903       3,805       3,529
    Net System Maximum Demand -
       Megawatts                          3,510        3,391      3,341       3,127       3,176
    Load Factor (%)                        58.2         59.3       58.7        59.8        57.7
    Heat Rate (BTU per KWH) (1)          10,335       10,351     10,377      10,306      10,367
    Fuel - Average Cost per Ton(1)   $    27.96   $    27.68 $    28.49  $    28.84  $    28.31
    Average Cost per Million BTU(1)  $     1.14   $     1.14 $     1.18  $     1.19  $     1.17

    (1) Based on coal consumed


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operation is combined for KU Energy and KU on pages 16 through 21 of KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) and is incorporated herein by reference.


   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is not applicable to KU Energy or KU.


   Item 8.  Financial Statements and Supplementary Data

                                     KU ENERGY

   The financial statements and supplementary data on pages 22 through 35 of KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) are incorporated herein by reference.



                                        KU

                                                                        Page(s)

   Index to Financial Statements and Supplementary Data:

        Report of Independent Public Accountants                            23
        Statements of Income and Retained Earnings                          24
        Statements of Cash Flows                                            25
        Balance Sheets                                                      26
        Statements of Capitalization                                        27
        Notes to Financial Statements                                    28-38
        Supplemental Quarterly Financial Information                        39

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Kentucky Utilities Company:

   We   have  audited  the  accompanying  balance  sheets  and  statements  of capitalization of Kentucky Utilities Company (a Kentucky and Virginia corporation) as of December 31, 1997 and 1996, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of Kentucky Utilities Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In  our  opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
   December   31,  1997,  in  conformity  with  generally  accepted  accounting principles.



                                        /s/Arthur Andersen LLP
                                        Arthur Andersen LLP

   Chicago, Illinois
   January 26, 1998

    Statements of
    Income and
    Retained
    Earnings

                                    Kentucky Utilities Company

    Year Ended December 31, (in thousands of dollars)       1997          1996          1995
    Operating Revenues                                 $  716,437   $  711,711   $   686,430
    Operating Expenses:
       Fuel, principally coal, used in generation         188,439      198,198       189,845
       Electric power purchased                            72,542       62,490        69,579
       Other operating expenses                           120,951      122,872       121,426
       Maintenance                                         64,990       64,161        62,592
       Depreciation                                        84,111       80,424        75,080
       Federal and state income taxes                      51,690       51,452        44,670
       Other taxes                                         15,306       14,777        14,694
         Total Operating Expenses                         598,029      594,374       577,886
    Net Operating Income                                  118,408      117,337       108,544
    Other Income and Deductions:
       Interest and dividend income                         1,673        1,733         2,838
       Other income and deductions - net                    5,330        6,710         5,467
         Total Other Income and Deductions                  7,003        8,443         8,305
    Income Before Interest Charges                        125,411      125,780       116,849

    Interest Charges:
       Interest on long-term debt                          37,405       37,584        36,095
       Other interest charges                               2,293        2,033         3,912
         Total Interest Charges                            39,698       39,617        40,007

    Net Income                                             85,713       86,163        76,842
    Preferred Stock Dividend Requirements                   2,256        2,256         2,256
    Net Income Applicable to Common Stock              $   83,457   $   83,907   $    74,586



    Retained Earnings Beginning of Year                $  287,852   $  268,992   $   257,656
    Add Net Income                                         85,713       86,163        76,842
                                                          373,565      355,155       334,498
    Deduct:
       Dividends on preferred stock                         2,256        2,256         2,256
       Dividends on common stock                           66,559       65,047        63,250
                                                           68,815       67,303        65,506
    Retained Earnings End of Year                      $  304,750   $  287,852   $   268,992



    The accompanying Notes to Financial Statements are an integral part of these statements.

     Statements of
     Cash Flows

                                      Kentucky Utilities Company

     Year Ended December 31, (in thousands of dollars)         1997         1996          1995

     Cash Flows from Operating Activities:

       Net income                                       $    85,713   $    86,163  $    76,842
       Items not requiring (providing) cash currently:
         Depreciation                                        84,111        80,424       75,080
         Deferred income taxes                                4,606         3,750       15,502
         Investment tax credit deferred                      (4,036)       (4,013)      (4,095)
         Deferred merger-related costs                       (4,062)            -            -
         Changes in current assets and liabilities:
            Change in accounts receivable                     5,726        (1,111)      (7,759)
            Change in accounts payable                        4,426        (9,040)     (11,517)
            Change in other current assets and liabilities    1,785         6,923         (509)
         Other - net                                            637         8,701        5,515

     Net Cash Provided by Operating Activities              178,906       171,797      149,059

     Cash Flows from Investing Activities:

       Construction expenditures - utility                  (94,006)     (106,503)    (124,515)
       Proceeds from insurance reimbursements                 4,270           257          152
       Other                                                      -           (79)        (271)

     Net Cash Used by Investing Activities                  (89,736)     (106,325)    (124,634)

     Cash Flows from Financing Activities:

       Short-term borrowings - net                          (20,600)       (1,400)     (20,700)
       Issuance of long-term debt                                 -        35,666       49,288
       Funds deposited with trustee - net                         -         3,779       15,100
       Retirement of long-term debt, including premiums         (21)      (36,192)         (21)
       Payment of dividends                                 (68,815)      (67,303)     (65,506)

     Net Cash Used by Financing Activities                  (89,436)      (65,450)     (21,839)

     Net Increase (Decrease) in Cash and Cash Equivalents      (266)           22        2,586

     Cash and Cash Equivalents Beginning of Year              5,719         5,697        3,111

     Cash and Cash Equivalents End of Year              $     5,453   $     5,719  $     5,697

     Supplemental Disclosures
     Cash paid for:
       Interest                                         $    37,053   $    36,729  $    37,961
       Income Taxes                                     $    44,857   $    47,539  $    31,974



    The accompanying Notes to Financial Statements are an integral part of these statements.

     Balance
     Sheets

                                Kentucky Utilities Company

     As of December 31, (in thousands of dollars)                         1997           1996
     Assets
     Utility Plant:
        Plant in service, at cost                                  $  2,552,695  $  2,482,812
        Less:  Accumulated depreciation                               1,128,282     1,067,911
                                                                      1,424,413     1,414,901
        Construction work in progress                                    58,939        63,435
             Total Utility Plant                                      1,483,352     1,478,336

     Current Assets:
        Cash and cash equivalents                                         5,453         5,719
        Accounts receivable, net of allowance
             for doubtful accounts                                       44,856        50,582
        Accrued utility revenues                                         29,668        24,239
        Fuel, principally coal, at average cost                          27,799        30,895
        Plant materials and operating supplies, at average cost          23,648        21,656
        Other                                                             5,769         7,486
             Total Current Assets                                       137,193       140,577

     Other Assets:
        Regulatory assets                                                14,773        11,531
        Other                                                            44,562        42,611
             Total Other Assets                                          59,335        54,142
             Total Assets                                          $  1,679,880  $  1,673,055

     Capitalization and Liabilities
     Capitalization: (See Statements of Capitalization)
        Common stock equity                                        $    612,295  $    595,397
        Preferred stock                                                  40,000        40,000
        Long-term debt                                                  546,351       546,373
             Total Capitalization                                     1,198,646     1,181,770

     Current Liabilities:
        Long-term debt due within one year                                   21            21
        Short-term borrowings                                            33,600        54,200
        Accounts payable                                                 33,386        28,960
        Accrued interest                                                  8,283         8,048
        Accrued taxes                                                     7,473         5,383
        Customer deposits                                                 9,841         8,746
        Accrued payroll and vacations                                    10,348         9,862
        Other                                                             6,215         5,728
             Total Current Liabilities                                  109,167       120,948

     Other Liabilities:
        Accumulated deferred income taxes                               245,150       238,542
        Accumulated deferred investment tax credits                      26,131        30,167
        Regulatory tax liability - net                                   50,904        54,388
        Other                                                            49,882        47,240
             Total Other Liabilities                                    372,067       370,337
             Total Capitalization and Liabilities                  $  1,679,880  $  1,673,055



    The accompanying Notes to Financial Statements are an integral part of these statements.

     Statements of
     Capitalization

                                      Kentucky Utilities Company

     As of December 31, (in thousands of dollars)                           1997           1996

     Common Stock Equity:
         Common stock, without par value, outstanding 37,817,878
            shares and 37,817,878 shares, respectively                 $   308,140   $  308,140
         Capital stock expense and other                                      (595)        (595)
         Retained earnings                                                 304,750      287,852
            Total Common Stock Equity                                      612,295      595,397

     Preferred Stock, cumulative, without par value, $100 stated value
         4 3/4%, outstanding 200,000 shares                                 20,000       20,000
         6.53%, outstanding 200,000 shares                                  20,000       20,000
            Total Preferred Stock                                           40,000       40,000

     Long-Term Debt:
         First Mortgage Bonds:
            5.95%  Series Q, due June 15, 2000                              61,500       61,500
            6.32%  Series Q, due June 15, 2003                              62,000       62,000
            5.99%  Series S, due January 15, 2006                           36,000       36,000
            7.92%  Series P, due May 15, 2007                               53,000       53,000
            7.55%  Series R, due June 1, 2025                               50,000       50,000
            8.55%  Series P, due May 15, 2027                               33,000       33,000
                                                                           295,500      295,500
         First Mortgage Bonds, Pollution Control Series:
            7 3/8% Pollution Control Series 7, due May 1, 2010               4,000        4,000
            7.45%  Pollution Control Series 8, due September 15, 2016       96,000       96,000
            6 1/4% Pollution Control Series 1B, due February 1, 2018        20,930       20,930
            6 1/4% Pollution Control Series 2B, due February 1, 2018         2,400        2,400
            6 1/4% Pollution Control Series 3B, due February 1, 2018         7,200        7,200
            6 1/4% Pollution Control Series 4B, due February 1, 2018         7,400        7,400
            7.60%  Pollution Control Series 7, due May 1, 2020               8,900        8,900
            5 3/4% Pollution Control Series 9, due December 1, 2023         50,000       50,000
            Variable Rate Pollution Control Series 10, due
             November 1, 2024                                               54,000       54,000
                                                                           250,830      250,830
              Total First Mortgage Bonds                                   546,330      546,330

         8% secured note, due January 5, 1999 (net of current maturity)         21           43
            Total Long-Term Debt                                           546,351      546,373
            Total Capitalization                                       $ 1,198,646   $1,181,770




    The accompanying Notes to Financial Statements are an integral part of these statements.

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    1.  Summary of Significant Accounting Policies

    General

    Kentucky Utilities Company (KU) is the principal subsidiary of KU Energy Corporation (KU Energy). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts from prior periods have been reclassified to conform with the current year presentation.

    KU is a public utility engaged in producing, transmitting and selling electric energy. KU provides electric service to about 441,200 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky and to about 29,000 customers in 5 counties in southwestern Virginia.

    Regulation

    KU is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935. KU is subject to regulation by the Kentucky Public Service Commission (PSC), the Virginia State Corporation Commission (SCC) and the Federal Energy Regulatory Commission
    (FERC). With respect to accounting matters, KU maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. KU's accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process.

    The following is a summary of the components of regulatory assets:

    As of December 31, (in thousands of dollars)          1997          1996

    Unamortized loss on reacquired debt               $  9,756      $ 10,838
    Merger costs                                         4,062             -
    Other                                                  955           693
    Regulatory Assets                                 $ 14,773      $ 11,531

    KU is currently not earning a return on these regulatory assets.

    Utility Plant

    Utility plant is stated at the original cost of construction. The cost of repairs of property units and replacements of minor items is charged to maintenance expense as incurred. Property unit replacements are capitalized and the depreciation reserve is charged with the cost, less net salvage, of units retired.

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company


    Depreciation

    Provision for depreciation of utility plant is based on straight-line composite rates applied to the cost of depreciable property. The rates approximated 3.5% in 1997, 1996 and 1995.

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

    Operating Revenues and Fuel Costs

    Revenues are recorded based on services rendered to customers. KU accrues an estimate of revenues for electric service furnished from the meter reading dates to the end of each accounting period. Cost of fuel used in electric generation is charged to expense as the fuel is consumed. Fuel adjustment clauses adjust operating revenues for changes in the level of fuel costs charged to expense. An environmental surcharge for Kentucky retail customers, implemented in August 1994, permits the utility to recover certain ongoing operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. See Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery," for information about environmental surcharge legal proceedings.

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

    New Accounting Pronouncements

    In  June  1997,  the  Financial  Accounting Standards Board (FASB) issued
    Statements   of  Financial  Accounting  Standards  No.  130,    Reporting

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for periods beginning after December 15, 1997. These statements do not affect the accounting recognition or measurement of transactions, but rather require expanded disclosures regarding financial results. KU will adopt these standards in 1998 as required by the FASB.

    Stock-Based Compensation

    KU   adopted  Statement  of  Financial  Accounting  Standards  No.  123,
    Accounting  for  Stock-Based  Compensation,    in 1996 by continuing to
    account for stock compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If KU had recognized compensation expense for awards under its stock-based compensation plan according to the new standard, net income and net income applicable to common stock for the years ended 1997, 1996 and 1995 would not have been materially different from amounts recorded.

    2.  Income Taxes

    KU is included in the consolidated federal tax return of its parent company, KU Energy. Income taxes are allocated to the individual companies, including KU, based on their respective taxable income or loss.

    The accumulated deferred income taxes as set forth in the Balance Sheet arise from the following temporary differences:


    As of December 31, (in thousands of dollars)                        1997         1996

     Deferred Tax Assets:
       Unamortized investment tax credit and other property
         related differences                                         $ 48,364     $ 50,629

       Other                                                           20,577       20,583
       Less:  Amounts included in current assets                        3,242        4,723
                                                                       65,699       66,489

     Deferred Tax Liabilities:
       Accelerated depreciation and other property
         related differences                                          305,461      299,371
       Other                                                            5,388        5,660
                                                                      310,849      305,031

     Net Accumulated Deferred Income Tax Liability                   $245,150     $238,542


    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    The components of income tax expense are as follows:

     Year Ended December 31, (in thousands of dollars)         1997          1996         1995

     Income Taxes Charged to Operating Income:
     Current   - federal                                   $ 39,353      $ 35,656     $ 23,597
               - state                                        8,964         7,387        5,134
                                                             48,317        43,043       28,731
     Deferred  - federal                                      1,996         5,510       12,165
               - state                                        1,377         2,899        3,845
                                                              3,373         8,409       16,010
     Deferred investment tax credit                               -             -          (71)
                                                             51,690        51,452       44,670

     Income Taxes Charged to Other Income and Deductions:
     Current   - federal                                       (853)        3,565          854
               - state                                         (246)          861          190
                                                             (1,099)        4,426        1,044
     Deferred  - federal                                        975        (3,665)        (406)
               - state                                          258          (994)        (102)
                                                              1,233        (4,659)        (508)
     Amortization of deferred investment tax credit          (4,036)       (4,013)      (4,024)
                                                             (3,902)       (4,246)      (3,488)
     Total Income Tax Expense                              $ 47,788      $ 47,206     $ 41,182


    KU's effective income tax rate, determined by dividing income taxes by the sum of such taxes and net income, was 35.8% in 1997, 35.4% in 1996 and 34.9% in 1995. The difference between the effective rate and the statutory federal income tax rate is attributable to the following factors:

    Year Ended December 31, (in thousands of dollars)        1997          1996          1995

     Federal Income Tax Computed at 35%                 $    46,726   $    46,679  $    41,308
     Add (Deduct):
     State income taxes, net of federal
       income tax benefit                                     6,729         6,599        5,894
     Amortization of deferred investment tax credit          (4,036)       (4,013)      (4,095)
     Other, net                                              (1,631)       (2,059)      (1,925)
     Total Income Tax Expense                           $    47,788   $    47,206  $    41,182


     3.  Retirement Benefits

    Pensions

    KU    has  a  noncontributory  defined  benefit  pension  plan  covering substantially  all  of its employees.  Benefits under this plan are based on  years of service, final average base pay and age at retirement.  KU's funding  policy is to make such contributions as are necessary to finance
    the  benefits  provided  under  the  plan.    KU's contributions meet the
    funding  standards  set  forth in the Employee Retirement Income Security
    Act  of  1974.    The  plan  assets  consist  primarily of common stocks,
    corporate bonds and U.S. Government Securities.


    Notes to
    Financial
    Statements
                            Kentucky Utilities Company


    KU   also  has  a  Supplemental  Security  Plan  for  certain  management
    personnel.    Retirement  benefits  under this plan are based on years of
    service,  earnings  and  age  at  retirement.    The  plan has no advance
    funding.    Benefit  payments  are  made  to  retired  employees or their beneficiaries from the general assets of KU.

    On  May  20,  1997, KU Energy and LG&E Energy Corp. (LG&E Energy) entered into  a  Merger  Agreement. For information concerning the agreement, see
    Management's  Discussion  and  Analysis - The Merger in KU Energy's 1997
    Annual  Report  to  Shareholders  (Exhibit  13)  incorporated  herein  by
    reference.    Under the provisions of the Supplemental Security Plan, the
    Merger  Agreement  constituted  a change-in-control which required that a lump  sum  present value payment be made to retired employees entitled to retirement  benefits  on  the  date  of the Merger Agreement.  On May 30,
    1997,  lump  sum  payments  totalling  $4.7  million were made to retired employees.

    The reconciliation of the funded status of the retirement plans and the pension liability recorded by KU is as follows:

    As of December 31, (in thousands of dollars)                         1997           1996

     Fair value of plan assets                                      $  217,424     $   191,778
     Projected benefit obligation                                     (214,657)       (194,874)
     Plan assets more (less) than projected benefit obligation           2,767          (3,096)
     Unrecognized net (gain)/loss from past
        experience different than that assumed                         (19,775)        (12,448)
     Unrecognized prior service cost                                     3,635           3,990
     Unrecognized net asset                                             (1,350)         (1,500)
     Regulatory effect recorded                                            462             201
     Pension liability                                              $  (14,261)    $   (12,853)

     Accumulated benefit obligation (including vested benefits
        of $164,498 and $147,103, respectively)                     $  168,810     $   149,814


     Components of Net Pension Cost:

     Year Ended December 31, (in thousands of dollars)       1997          1996          1995

     Service cost (benefits earned during the period)    $   6,728     $   6,399    $   6,060
     Interest cost on projected benefit obligation          14,680        13,856       13,560
     Actual return on plan assets                          (34,211)      (20,798)     (27,064)
     Net amortization and deferral                          19,320         6,568       14,608
     Regulatory effect recorded                               (261)       (1,835)      (1,595)
     Net pension cost                                    $   6,256     $   4,190    $   5,569



    Notes to
    Financial
    Statements
                            Kentucky Utilities Company


    Assumptions Used in Determining Actuarial Valuations:
                                                           1997           1996          1995
     Weighted average discount rate used to
       determine the projected benefit obligation          7.00%          7.75%         7.75%

     Rate of increase for compensation levels              4.00%          4.75%         4.75%

     Weighted average expected long-term rate
       of return on assets                                 8.25%          8.25%         8.25%


    Other Postretirement Benefits

    KU provides certain health care and life insurance benefits to eligible retired employees and their dependents. KU accrues, during the years that employees render service, the expected cost of providing these benefits upon retirement to such employees, their beneficiaries and covered dependents. The postretirement health care plan is contributory for employees who retired after December 31, 1992, with retiree contributions indexed annually based upon the experience of retiree medical expenses for the preceding year. Pre-1993 retirees are not required to contribute to the plan. KU's employees become eligible for retiree medical benefits after 15 years of service and attainment of age
    55. The life insurance plan is noncontributory and is based on compensation levels prior to retirement.

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

    The   reconciliation  of  the  funded  status  of  the  plans  and  the postretirement benefit liability recorded by KU is as follows:

    As of December 31, (in thousands of dollars)                   1997                  1996
     Accumulated postretirement benefit obligation:
       Retirees                                              $   (30,777)          $   (29,313)
       Fully eligible active plan participants                    (9,777)               (8,678)
       Other active plan participants                            (31,585)              (28,528)
                                                                 (72,139)              (66,519)
     Plan assets at fair value                                    17,763                13,322
     Accumulated postretirement benefit obligation
       in excess of plan assets                                  (54,376)              (53,197)
     Unrecognized net (gain)/loss from past
       experience different from that assumed                    (19,697)              (20,029)
     Unrecognized transition obligation                           50,118                53,460
     Accrued postretirement benefit liability                $   (23,955)          $   (19,766)



    Notes to
    Financial
    Statements
                            Kentucky Utilities Company


    Components of the net periodic postretirement benefit cost are as follows:

    Year Ended December 31, (in thousands of dollars)       1997          1996           1995
     Service cost (benefits attributed to service
       during the period)                              $    1,853    $    1,859    $     1,918
     Interest cost on accumulated postretirement
       benefit obligation                                   4,895         4,751          4,926
     Actual return on plan assets                          (3,569)       (1,633)        (1,722)
     Net amortization and deferral                          1,706           103            792
     Amortization of transition obligation                  3,341         3,341          3,341
     Net periodic postretirement benefit cost          $    8,226    $    8,421    $     9,255

     Assumptions Used in Determining Actuarial Valuations:   1997          1996           1995
     Weighted average discount rate used to
       determine the projected benefit obligation           7.00%         7.75%          7.75%

     Rate of increase for compensation levels               4.00%         4.75%          4.75%

     Weighted average expected long-term rate of
       return on assets                                     7.90%         8.00%          8.00%

    For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1998. The health care cost trend rate is assumed to decrease gradually to 4.25% through 2004 and remain at that level thereafter over the projected payout period of the benefits. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $11.5 million (16%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $1.2 million (18%).


    4.  Commitments and Contingencies

    The effects of certain commitments made by KU are estimated below:

    (in thousands of dollars)   1998       1999        2000       2001      2002    1998-2002
     Estimated Construction
      Expenditures           $ 97,200   $103,200   $ 120,000  $ 115,600  $112,700   $  548,700
     Estimated Contract
      Obligations:
       Fuel                   157,800     50,400       9,000          -         -      217,200
       Purchased power         31,300     30,200      29,500     32,300    32,300      155,600
       Operating leases         2,900      2,800       2,800      2,800     2,700       14,000
     First Mortgage Bond
      Maturities:
       Series Q              $      -   $      -   $  61,500  $       -  $      -   $   61,500


    Construction Program

    KU frequently reviews its construction program and may revise its projections of related expenditures based on revisions to its estimated

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    load growth and projections of its future load.

    See Management's Discussion and Analysis - Capital Requirements in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for a discussion of future construction expenditures including those relating to construction of peaking units.

    Coal Supply

    Obligations under KU's coal purchase contracts are stated at prices effective January 1, 1998, and are subject to changes as defined by the terms of the contracts.

    Purchased Power

    KU  has  purchase  power  arrangements with Owensboro Municipal Utilities
    (OMU), Electric Energy, Inc. (EEI), and other parties. Under the OMU agreement, which expires on January 1, 2020, KU purchases all of the output of a 400-MW generating station not required by OMU. The amount of purchased power available to KU during 1998-2002, which is expected to be approximately 8% of KU's total kWh requirements, is dependent upon a number of factors including the units' availability, maintenance schedules, fuel costs and OMU requirements. Payments are based on the total costs of the station allocated per terms of the OMU agreement, which generally follows delivered kWh. Included in the total costs is KU's proportionate share of debt service requirements on $186.6 million of OMU bonds outstanding at December 31, 1997. The debt service is allocated to KU based on its annual allocated share of capacity, which averaged approximately 50% in 1997.

    KU has a 20% equity ownership in EEI, which is accounted for on the equity method of accounting. KU's entitlement is 20% of the available capacity of a 1,000-MW station. Payments are based on the total costs of the station allocated per terms of an agreement among the owners, which generally follows delivered kWh.

    KU has several other contracts for purchased power during 1998-2002 of various MW capacities and for varying periods with a maximum entitlement at any time of 282 MW.

    Credit Arrangements

    KU has aggregate bank lines of credit of $60 million, all of which remained unused at December 31, 1997. All of these credit lines expire in December 1999. In support of these lines of credit, KU compensates the banks by paying a commitment fee.

    5.  Common Stock

    KU is subject to restrictions applicable to all corporations under Kentucky and Virginia law on the use of retained earnings for cash dividends on common stock, as well as those contained in its Mortgage Indenture and Articles of Incorporation. At December 31, 1997, there

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    were no restricted retained earnings.

    6.  Preferred and Preference Stock

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


    As  of  December  31, 1997, there were 5.3 million shares of KU preferred
    stock,   having  a  maximum  aggregate  stated  value  of  $200  million, authorized for issuance, of which 400,000 shares were outstanding.

    As of December 31, 1997, there were 2 million shares of KU preference stock, without par value, authorized for issuance.

    7.  Short-Term and Long-Term Debt

    KU's short-term financing requirements are satisfied through the sale of commercial paper. The weighted average interest rate on the year-end balance was 6.79% for 1997 and 6.17% for 1996.

    Under the provisions for the variable rate Pollution Control Series 10 Bonds, KU can choose between various interest rate options. Currently, the daily interest rate option is being utilized. The average annual interest rate on the bonds during 1997 and 1996 was 3.77% and 3.53%, respectively. The variable rate bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events. If tendered bonds are not remarketed, KU has available lines of credit which may be used to repurchase the bonds.

    In January 1996, KU issued $36 million of Series S First Mortgage Bonds which bear interest at 5.99% and will mature January 15, 2006. The proceeds were used to redeem $35.5 million of Series K First Mortgage Bonds which carried a rate of 7-3/8%.

    Substantially all of KU's utility plant is pledged as security for the first mortgage bonds.

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    8.  Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    The carrying values of cash and cash equivalents, escrow funds, short-term borrowings, commercial paper and customer deposits approximate fair value because of the short maturity of these amounts. KU's temporary cash investments are classified as held-to-maturity and are reported under the caption Cash and Cash Equivalents on the Balance Sheet.

    Long-term debt fair values are based on quoted market prices for KU's first mortgage bonds and on current rates available to KU for debt of the same remaining maturities for KU's pollution control bonds and promissory note. The carrying value of long-term debt on December 31, 1997 and 1996 was $546 million, and the estimated fair value was $579 million and $587 million, respectively.

    If the difference between fair value and carrying value of KU's long-term debt were settled at amounts approximating those above, the anticipated regulatory treatment (based on the current regulatory environment) would allow recovery of these amounts in rates over a prescribed amortization period. Accordingly, any settlement would not have a material impact on KU's financial position or results of operations.

    9. Environmental Cost Recovery

    Since August 1994, KU has been collecting an environmental surcharge from its Kentucky retail customers under a Kentucky statute which authorizes electric utilities (including KU) to implement, beginning January 1, 1993, an environmental surcharge. The surcharge is designed to recover certain operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. KU's environmental surcharge was approved by the Kentucky Public Service Commission (PSC) in July 1994 and was implemented in August 1994. The total surcharge collections from August 1, 1994 through December 31, 1997 were approximately $60 million.

    The PSC's order approving the surcharge and the constitutionality of the surcharge statute were challenged in the Franklin County (Kentucky) Circuit Court (Circuit Court) in an action brought against KU and the PSC by the Attorney General of Kentucky and joined by representatives of consumer groups. In July 1995, the Circuit Court entered a judgment upholding the constitutionality of the surcharge statute, but vacating that part of the PSC's July 1994 order which the Circuit Court's judgment described as retroactively applying the surcharge statute. The Circuit Court further ordered the case remanded to the PSC for a determination in accordance with the judgment. KU and the PSC argued that the PSC's July 1994 order did not retroactively apply the statute.

    Notes to
    Financial
    Statements
                            Kentucky Utilities Company

    The Kentucky Attorney General and other consumer representatives appealed to the Kentucky Court of Appeals (Court of Appeals) that part of the Circuit Court judgment upholding the constitutionality of the surcharge statute. The PSC and KU appealed that part of the judgment concerning the retroactive application of the surcharge statute. The PSC has ordered all surcharge revenues collected by KU from February 1, 1995, subject to refund pending final determination of all appeals. The total surcharge collections from February 1, 1995 through December 31, 1997 were approximately $56 million.

    In December 1997, the Court of Appeals rendered an opinion upholding the portion of the Circuit Court's judgment regarding the constitutionality of the surcharge statute but reversing that portion of the Circuit Court's judgment concerning the claim of retroactive application of the statute.

    The Kentucky Attorney General and other consumer representatives have filed motions for discretionary review with the Kentucky Supreme Court (Supreme Court). The Supreme Court has the discretion to grant or deny the motions. KU and the PSC have asked the Supreme Court to deny the motions. KU cannot predict whether the Supreme Court will grant review of the case or when it will act on the matter.

    KU  continues  to  believe  that  the  constitutionality of the surcharge statute will be upheld. Although KU cannot predict the outcome of the claim of retroactive application of the statute, it is the position of KU and the PSC that the July 1994 PSC order did not retroactively apply the statute. If the Court of Appeals opinion reversing the Circuit Court's judgment on the claim of retroactivity is overturned and the Circuit Court's judgment, as entered, is upheld, KU estimates that the amount it could be required to refund for surcharge collections through December 31, 1997, from the implementation of the surcharge would be approximately
    $15   million  and  from  February  1,  1995,  would  be  approximately
    $13 million.  At this time, KU has not recorded any reserve for refund.


    10.  Merger Agreement With LG&E Energy

    KU  Energy  and LG&E Energy entered into a Merger Agreement dated May 20,
    1997.     For  information  concerning  the  agreement,  see  Management's
    Discussion  and Analysis of Financial Condition and Results of Operations
    - The Merger in KU Energy's 1997 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference.

    Supplementary
    Quarterly
    Financial
    Information
    (Unaudited)
                            Kentucky Utilities Company

    Quarterly financial results for 1997 and 1996 are summarized below. Generally, quarterly results may fluctuate due to seasonal variations, changes in fuel costs and other factors.

    Quarter                                    4th           3rd          2nd           1st
                                                                   (in thousands of dollars)
     1997
     Operating Revenues                  $  182,553   $   192,102  $   162,868   $   178,914
     Net Operating Income                    29,899        35,343       19,742        33,424
     Net Income                              21,740        26,924       12,088        24,961
     Net Income Applicable
            to Common Stock                  21,176        26,360        11,524        24,397

     1996
     Operating Revenues                  $  174,924   $   178,275  $   167,516   $   190,996
     Net Operating Income                    28,029        30,457        23,863       34,988
     Net Income                              19,746        22,724       16,190        27,503
     Net Income Applicable
            to Common Stock                  19,182        22,160       15,626        26,939


     These quarterly amounts reflect, in KU's opinion, all adjustments (including only normal recurring adjustments) necessary for a fair presentation.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None for KU Energy or KU.


                                      PART III


    Item 10. Directors and Executive Officers of the Registrants

    The information required by Item 10 for the Company and KU relating to each director and each nominee for election as a director at the Company's and KU's 1998 Annual Shareholders Meetings is set forth in the Company's definitive proxy statement (the Proxy Statement) filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Shareholders Meeting. Such information is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--General" and is also filed herewith as
    Exhibit 99.03. Information required by this item relating to executive officers of the Company and KU is set forth under a separate caption in
    Part I hereof.


    Item 11. Executive Compensation

    The information required by Item 11 for the Company and KU is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors -- Directors' Compensation, and -- Executive Compensation" and is also filed herewith as Exhibit 99.03 (but excluding any information contained under the subheadings -- "Report of Compensation Committee on Executive Compensation," -- "Performance Graph").


    Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 for the Company and KU is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--Voting Securities Beneficially Owned by Directors, Nominees and Executive Officers" and is also filed herewith as
    Exhibit 99.03.


    Item 13. Certain Relationships and Related Transactions

    None for KU Energy or KU.

                                       PART IV

                                  KU ENERGY AND KU

    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                          Page of this Report
                                                             on Form 10-K
                                                       KU Energy  KU  Pro Forma

    (a) (1)  Financial Statements**

               Report of Independent Public
                 Accountants                              *       23      N/A
               Statements of Income and Retained
                 Earnings for the years ended
                 December 31, 1997, 1996 and 1995         *       24      N/A
               Statements of Cash Flows for the years
                 ended December 31, 1997, 1996 and 1995   *       25      N/A
               Balance Sheets as of December 31,
                 1997 and 1996                            *       26      N/A
               Statements of Capitalization as of
                 December 31, 1997, and 1996              *       27      N/A
               Notes to Financial Statements              *     28-38     N/A


    (a)  (2)   All financial statement schedules for
                 KU Energy and KU are omitted as not
                 applicable or not required under
                 Regulation S-X.                          N/A     N/A     N/A


    (a)  (3)   Unaudited Pro Forma Combined Condensed
                 Financial Information of KU Energy and
                 LG&E Energy.

                 Balance Sheet - December 31, 1997        N/A     N/A     51-52
                 Statements of Income for the years ended
                   December 31, 1997, 1996 and 1995       N/A     N/A     53-55
                 Notes to Unaudited Pro Forma Combined
                    Condensed Financial Statements        N/A     N/A     56-57







    * Incorporated by reference from KU Energy's 1997 Annual Report to Shareholders which is Exhibit 13.

    ** The KU Energy consolidated financial statements, including notes, and the Unaudited Pro Forma Information are not included in the KU Annual Report on Form 10-K.

   (a) (4) Exhibits - KU Energy and KU

                                                          Applicable to Form
                                                                10-K of
                                                           KU
    No.                     Description                  Energy   KU  Page(s)


    2.01   Agreement and Plan of Merger, dated as of
           May 20, 1997, by and between KU Energy and
           LG&E Energy (Exhibit 2 to Form 8-K Current
           Report of KU Energy and Kentucky Utilities
           dated May 30, 1997).  Incorporated by
           reference.                                       x      x

    3.01   Amended and Restated Articles of
           Incorporation of KU Energy Corporation
           (Exhibit 3A to Form 10-K Annual Report of KU
           Energy for the year ended December 31,
           1992).  Incorporated by reference.               x

    3.02   Amended and Restated Articles of
           Incorporation of Kentucky Utilities Company
           (Exhibits 4.03 and 4.04 to Form 8-K Current
           Report of KU, dated December 10, 1993).
           Incorporated by reference.                              x

    3.03   By-laws of KU Energy Corporation dated
           July 29, 1996 (Exhibit 4.01 to Form 10-Q
           Quarterly Report for the quarter ended
           June 30, 1996 of KU Energy and KU).
           Incorporated by reference.                       x

    3.04   By-laws of Kentucky Utilities Company dated
           July 29, 1996 (Exhibit 4.02 to Form 10-Q
           Quarterly Report for the quarter ended
           June 30, 1996 of KU Energy and KU).
           Incorporated by reference.                              x

    4.01   Rights Agreement, dated as of January 27,
           1992, by and between KU Energy Corporation
           and Illinois Stock Transfer Company
           (Exhibit 4.1 to Form 8-K Current Report of
           KU Energy dated January 27, 1992).
           Incorporated by reference.                       x

    4.02   Indenture of Mortgage or Deed of Trust dated
           May 1, 1947, between Kentucky Utilities
           Company and First Trust National Association
           (successor Trustee) and a successor
           individual co-trustee, as Trustees (the
           Trustees) (Amended Exhibit 7(a) in File No.
           2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second
           Amended Exhibit 7.02 in File No. 2-7802),
           July 1, 1950 (Amended Exhibit 7.02 in File
           No. 2-8499), June 15, 1951 (Exhibit 7.02(a)

                                                          Applicable to Form
                                                                10-K of
                                                           KU
    No.                     Description                  Energy   KU  Page(s)


    4.02   in File No. 2-8499), June 1, 1952 (Amended
    Cont.  Exhibit 4.02 in File No. 2-9658), April 1,
           1953 (Amended Exhibit 4.02 in File
           No. 2-10120), April 1, 1955  (Amended
           Exhibit 4.02 in File No. 2-11476), April 1,
           1956 (Amended Exhibit 2.02 in File
           No. 2-12322), May 1, 1969 (Amended
           Exhibit 2.02 in File No. 2-32602), April 1,
           1970 (Amended Exhibit 2.02 in File No.
           2-36410), September 1, 1971 (Amended
           Exhibit 2.02 in File No. 2-41467),
           December 1, 1972 (Amended Exhibit 2.02 in
           File No. 2-46161), April 1, 1974 (Amended
           Exhibit 2.02 in File No. 2-50344),
           September 1, 1974 (Exhibit 2.04 in File
           No. 2-59328), July 1, 1975 (Exhibit 2.05 in
           File No. 2-59328), May 15, 1976 (Amended
           Exhibit 2.02 in File No. 2-56126), April 15,
           1977 (Exhibit 2.06 in File No. 2-59328),
           August 1, 1979 (Exhibit 2.04 in File
           No. 2-64969), May 1, 1980 (Exhibit 2 to
           Form 10-Q Quarterly Report of KU for the
           quarter ended June 30, 1980), September 15,
           1982 (Exhibit 4.04 in File No. 2-79891),
           August 1, 1984 (Exhibit 4B to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1984), June 1, 1985 (Exhibit 4
           to Form 10-Q Quarterly Report of KU for the
           quarter ended June 30, 1985), May 1, 1990
           (Exhibit 4 to Form 10-Q Quarterly Report of
           KU for the quarter ended June 30, 1990),
           May 1, 1991 (Exhibit 4 to Form 10-Q
           Quarterly Report of KU for the quarter ended
           June 30, 1991), May 15, 1992 (Exhibit 4.02
           to Form 8-K of KU dated May 14, 1992),
           August 1, 1992 (Exhibit 4 to Form 10-Q
           Quarterly Report of KU for the quarter ended
           September 30, 1992), June 15, 1993
           (Exhibit 4.02 to Form 8-K of KU dated
           June 15, 1993) and December 1, 1993
           (Exhibit 4.01 to Form 8-K of KU dated
           December 10, 1993), November 1, 1994
           (Exhibit 4.C to Form 10-K Annual Report of
           KU for the year ended December 31, 1994),
           June 1, 1995 (Exhibit 4 to Form 10-Q
           Quarterly Report of KU for the quarter ended
           June 30, 1995) and January 15, 1996
           (Exhibit 4.E to Form 10-K Annual Report of
           KU for the year ended December 31, 1995).
           Incorporated by reference.                       x      x

                                                          Applicable to Form
                                                                10-K of
                                                           KU
    No.                     Description                  Energy   KU  Page(s)


    4.03   Supplemental Indenture dated March 1, 1992
           between Kentucky Utilities Company and the
           Trustees, providing for the conveyance of
           properties formerly held by Old Dominion
           Power Company (Exhibit 4B to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1992).  Incorporated by
           reference.                                       x      x

    4.04   Amendment No. 1, dated as of May 20, 1997,
           to the Rights Agreement, dated as of
           January 27, 1992, between KU Energy
           Corporation and Illinois Stock Transfer
           Company (Exhibit 99.1 to Form 8-A/A dated
           May 21, 1997). Incorporated by reference.        x

    10.01  KU's Amended and Restated Performance Share
           Plan (Exhibit 10.A to Form 10-Q Quarterly
           Report of KU for the quarter ended June 30,
           1993).  Incorporated by reference.               x      x

    10.02  KU's Annual Performance Incentive Plan
           (Exhibit 10B to Form 10-K Annual Report of
           KU for the year ended December 31, 1990).
           Incorporated by reference.                       x      x

    10.03  Amendment No. 1 to KU's Performance Share
           Plan (Exhibit 10.03 to Form 10-K Annual
           Report for KU for the year ended
           December 31, 1996).  Incorporated by
           reference.                                       x      x

    10.04  Amendment No. 1 to KU's Annual Performance
           Incentive Plan (Exhibit 10D to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1991).  Incorporated by
           reference.                                       x      x

    10.05  Amendment No. 2 to KU's Annual Performance
           Incentive Plan (Exhibit 10.H to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1993).  Incorporated by
           reference.                                       x      x

    10.06  Amendment No. 3 to KU's Annual Performance
           Incentive Plan (Exhibit 10.I to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1993).  Incorporated by
           reference.                                       x      x

    10.07  Amendment No. 4 to KU's Annual Performance
           Incentive Plan (Exhibit 10.07 to Form 10-K
           Annual Report for KU for the year ended
           December 31, 1996).  Incorporated by
           reference.                                       x      x

                                                          Applicable to Form
                                                                10-K of
                                                           KU
    No.                     Description                  Energy   KU  Page(s)


    10.08  KU's Executive Optional Deferred
           Compensation Plan (Exhibit 10.08 to
           Form 10-K Annual Report for KU for the year
           ended December 31, 1996).  Incorporated by
           reference.                                       x      x

    10.09  KU's Director Retirement Retainer Program,
           and Amendment No. 1 (Exhibit 10G to
           Form 10-K Annual Report of KU for the year
           ended December 31, 1991).  Incorporated by
           reference.                                       x      x

    10.10  Amendment No. 2 to KU's Director Retirement
           Retainer Program (Exhibit 10.10 to Form 10-K
           Annual Report for KU for the year ended
           December 31, 1996).  Incorporated by
           reference.                                       x      x

    10.11  Amendment No. 3 to KU's Director Retirement
           Retainer Program (Exhibit 10.11 to Form 10-K
           Annual Report for KU for the year ended
           December 31, 1996).  Incorporated by
           reference.                                       x      x

    10.12  KU's Supplemental Security Plan (Exhibit 10I
           to Form 10-K Annual Report of KU for the
           year ended December 31, 1991).  Incorporated
           by reference.                                    x      x

    10.13  Amendment No. 1 to KU's Supplemental
           Security Plan (Exhibit 10.J to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1994).  Incorporated by
           reference.                                       x      x

    10.14  Amendment No. 2 to KU's Supplemental
           Security Plan (Exhibit 10.K to Form 10-K
           Annual Report of KU for the year ended
           December 31, 1994).  Incorporated by
           reference.                                       x      x

    10.15  Amendment No. 3 to KU's Supplemental
           Security Plan (Exhibit 10.15 to Form 10-K
           Annual Report for KU for the year ended
           December 31, 1996).  Incorporated by
           reference.                                       x      x

    10.16  KU's Amended and Restated Director Deferred
           Compensation Plan (Exhibit 10.16 to Form
           10-K Annual Report for KU for the year ended
           December 31, 1996).  Incorporated by
           reference.                                       x      x

                                                          Applicable to Form
                                                                10-K of

                                                           KU
    No.                     Description                  Energy   KU  Page(s)

    10.17  KU Energy's Performance Share Plan
           (Exhibit 10A to Form 10-Q Quarterly Report
           of KU Energy for the quarter ended June 30,
           1993).  Incorporated by reference.               x

    10.18  Amendment No. 1 to KU Energy's Performance
           Share Plan (Exhibit 10.18 to Form 10-K
           Annual Report of KU Energy for the year
           ended December 31, 1996).  Incorporated by
           reference.                                       x

    10.19  KU Energy's Annual Performance Incentive
           Plan of January 1993 (Exhibit 10.J to Form
           10-K Annual Report of KU Energy for the year
           ended December 31, 1993).  Incorporated by
           reference.                                       x

    10.20  Amendment No. 1 to KU Energy's Annual
           Performance Incentive Plan (Exhibit 10.K to
           Form 10-K Annual Report of KU Energy for the
           year ended December 31, 1993).
           Incorporated by reference.                       x

    10.21  Amendment No. 2 to KU Energy's Annual
           Performance Incentive Plan of January 1993
           (Exhibit 10.21 to Form 10-K Annual Report of
           KU Energy for the year ended December 31,
           1996).  Incorporated by reference.               x

    10.22  KU Energy's Annual Performance Incentive
           Plan as amended and restated effective as of
           January 28, 1997 (Exhibit 10.22 to Form 10-K
           Annual Report of KU Energy for the year
           ended December 31, 1996).  Incorporated by
           reference.                                       x

    10.23  KU Energy's Executive Optional Deferred
           Compensation Plan (Exhibit 10.23 to
           Form 10-K Annual Report of KU Energy for the
           year ended December 31, 1996).  Incorporated
           by reference.                                    x

    10.24  KU Energy's Director Retirement Retainer
           Program (Exhibit 10J to Form 10-K Annual
           Report of KU Energy for the year ended
           December 31, 1992).  Incorporated by
           reference.                                       x

    10.25  Amendment No. 1 to KU Energy's Director
           Retirement Retainer Program (Exhibit 10.25
           to Form 10-K Annual Report of KU Energy for
           the year ended December 31, 1996).
           Incorporated by reference.                       x

                                                          Applicable to Form
                                                                10-K of

                                                           KU
    No.                     Description                  Energy   KU  Page(s)

    10.26  KU Energy's Amended and Restated Director
           Deferred Compensation Plan (Exhibit 10.26 to
           Form 10-K Annual Report of KU Energy for the
           year ended December 31, 1996).  Incorporated
           by reference.                                    x

    10.27  KU Energy's Long-Term Incentive Plan
           (Exhibit 10.27 to Form 10-K Annual Report of
           KU Energy for the year ended December 31,
           1996).  Incorporated by reference.               x

    10.28  Employment Agreement by and between KU
           Energy Corporation and Michael R. Whitley
           (Exhibit (2)-5 to S-4 Registration Statement
           File No. 333-34219; Annex E to Form DEFM14A
           Joint Proxy Statement of LG&E Energy Corp.
           and KU Energy Corporation dated August 22,
           1997).  Incorporated by reference                x      x

    10.29  KU Energy Stock Option Agreement, dated as
           of May 20, 1997, by and between KU Energy
           and LG&E Energy Corp. (Exhibit 99.1 to
           Form 8-K Current Report dated May 30, 1997).
           Incorporated by reference.                       x

    10.30  LG&E Energy Corp. Stock Option Agreement,
           dated as of May 20, 1997, by and between
           LG&E Energy Corp. and KU Energy
           (Exhibit 99.2 to Form 8-K Current Report
           dated May 30, 1997).  Incorporated by            x
           reference.

    12     Computation of Ratio of Earnings to Fixed
           Charges                                                 x     60

    13     Portions of 1997 KU Energy Annual Report to
           Shareholders                                     x      x*   61-88

    21     List of Subsidiaries                             x      x     89

    23     Consent of Independent Public Accountants -
           KU Energy and KU                                 x      x     90

    27.01  Financial Data Schedule of KU Energy             x            **

    27.02  Financial Data Schedule of KU                           x     **

    99.01  Description of Common Stock - KU Energy          x          91-93

    99.02  Description of Common Stock - KU                        x   94-95

    99.03  Director and Officer Information                        x   96-107

                                                          Applicable to Form
                                                                10-K of

                                                           KU
    No.                     Description                  Energy   KU  Page(s)

    99.04  Cautionary Statements - KU Energy and KU         x      x  108-109




   Note - Exhibit numbers 10.01 through 10.28 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

   * Only the Management's Discussion and Analysis of Financial Condition and Results of Operations is included or incorporated in the Annual Report on Form 10-K of Kentucky Utilities.

   ** Included in electronic filing only.

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

       7. Loan Agreement dated as of December 1, 1993, between KU and the County of Carroll, Kentucky, in connection with $50,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (KU Project) 1993 Series A, due December 1, 2023.

       8. Loan Agreement dated as of November 1, 1994, between KU and the County of Carroll, Kentucky, in connection with $54,000,000 County
          of   Carroll,  Kentucky,  Collateralized    Solid  Waste  Disposal
          Facilities Revenue Bonds (KU Project) 1994 Series A, due November 1, 2024.

   (B) No reports on Form 8-K were filed by KU Energy or KU during the last quarter of 1997.

    UNAUDITED PRO FORMA COMBINED CONDENSED CONSOLIDATED FINANCIAL INFORMATION


   The following unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at December 31, 1997 gives effect to the Merger as if it had occurred at December 31, 1997. The unaudited pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The pro forma financial information does not give effect to the expected synergies of the transaction.

   The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

                                  LG&E ENERGY CORP.
                       UNAUDITED PRO FORMA COMBINED CONDENSED
                                    BALANCE SHEET
                                 At December 31,1997
                               (Thousands of Dollars)

                                            LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                            (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)    (Note 3)

      ASSETS
      Current assets:
        Cash and temporary cash investments $   104,366   $    21,726    $      -   $   126,092
        Marketable securities                    22,300             -           -        22,300
        Accounts receivable - less reserve      521,166        74,937        (156)      595,947
        Materials and supplies - primarily
          at average cost:
          Fuel (predominately coal)              17,651        27,799           -        45,450
          Gas stored underground                 49,396             -           -        49,396
          Other                                  31,866        23,648           -        55,514
        Price risk management assets            120,341             -           -       120,341
        Prepayments and other                    10,599         5,769           -        16,368
          Total current assets                  877,685       153,879        (156)    1,031,408


      Utility plant:
        At original cost                      2,779,234     2,611,634           -     5,390,868
        Less: reserve for depreciation        1,072,842     1,128,282           -     2,201,124
          Net utility plant                   1,706,392     1,483,352           -     3,189,744


      Other property and investments
        - less reserve:
        Investments in affiliates               168,276         2,157           -       170,433
        Non-utility property and plant, net     421,486         2,666           -       424,152
        Price risk management assets             44,240             -           -        44,240
        Other                                    24,743        42,409           -        67,152
          Total other property and
            investments                         658,745        47,232           -       705,977


      Deferred debits and other assets          123,569        52,799      (5,012)      171,356

          Total assets                      $ 3,366,391   $ 1,737,262    $ (5,168)  $ 5,098,485


      See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                   LG&E ENERGY CORP.
                       UNAUDITED PRO FORMA COMBINED CONDENSED
                                    BALANCE SHEET
                                At December 31, 1997
                               (Thousands of Dollars)


                                            LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                            (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)    (Note 3)

      CAPITAL AND LIABILITIES
      Current liabilities:
        Long-term debt due within one year   $    20,000  $        21    $      -  $    20,021
        Notes payable                            360,184       33,600           -      393,784
        Accounts payable                         449,230       29,561       3,082      481,873
        Trimble County settlement                 13,248            -           -       13,248
        Price risk management liabilities        131,107            -           -      131,107
        Other                                     84,966       42,733      (3,330)     124,369
          Total current liabilities            1,058,735      105,915        (248)   1,164,402

      Long-term debt                             664,339      546,351           -    1,210,690

      Deferred credits and other liabilities:
        Accumulated deferred income taxes        327,343      252,492           -      579,835
        Investment tax credit, in process
          of amortization                         75,800       26,131           -      101,931
        Accumulated provision for pensions
          and related benefits                    43,883       35,664           -       79,547
        Regulatory liability                      65,502       51,577           -      117,079
        Price risk management liabilities         23,803            -           -       23,803
        Other                                     67,576       15,010           -       82,586
          Total deferred credits and
            other liabilities                    603,907      380,874           -      984,781

      Minority interests                         105,985            -           -      105,985

      Cumulative preferred stock                  98,353       40,000           -      138,353
      Common equity                              835,072      664,122      (4,920)   1,494,274
        Total capital and liabilities        $ 3,366,391  $ 1,737,262    $ (5,168) $ 5,098,485


      See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                   LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                             Year Ended December 31, 1997
                     (Thousands of Dollars Except Per Share Data)


                                            LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                            (As Reported) (As Reported)  Adjustment  Combined
                                                            (Note 1)     (Note 2)     (Note 3)
      REVENUES
        Energy marketing and trading        $ 3,266,811   $         -    $     (4) $ 3,266,807
        Electric utility                        615,159       716,410        (305)   1,331,264
        Gas utility                             231,011             -           -      231,011
        Argentine gas distribution and
         other                                  150,839         5,899           -      156,738
          Total revenues                      4,263,820       722,309        (309)   4,985,820

      COST OF REVENUES
        Energy marketing and trading          3,245,234             -         (14)   3,245,220
        Fuel and power purchased                166,692       260,981        (295)     427,378
        Gas supply expenses                     158,929             -           -      158,929
        Argentine gas distribution and
          other                                  84,873             -           -       84,873
          Total cost of revenues              3,655,728       260,981        (309)   3,916,400

      Gross profit                              608,092       461,328           -    1,069,420

      OPERATING EXPENSES
        Operation and maintenance:
          Energy marketing and trading           40,012             -           -       40,012
          Utility                               214,635       201,247           -      415,882
          Argentine gas distribution and
            other                                49,562         3,661           -       53,223
        Depreciation and amortization           115,736        84,297           -      200,033
        Non-recurring charges                    (1,342)            -           -       (1,342)
          Total operating expenses              418,603       289,205           -      707,808

      Equity in earnings of joint ventures       21,014             -           -       21,014

      OPERATING INCOME                          210,503       172,123           -      382,626

      Other income and (deductions)              15,476         3,960           -       19,436
      Interest charges and
        preferred dividends                      63,865        41,959           -      105,824
      Minority interest                           9,035             -           -        9,035

      Income before income taxes                153,079       134,124           -      287,203

      Income taxes                               55,262        48,945           -      104,207

      NET INCOME (Note 5)                   $    97,817   $    85,179    $      -  $   182,996

      Average common shares outstanding
        (Note 4)                                 66,471        37,818      25,338      129,627

      Earnings per share of common
        stock - basic and diluted           $      1.47   $      2.25    $      -  $      1.41


      See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                             Year Ended December 31, 1996
                     (Thousands of Dollars Except Per Share Data)

                                            LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                            (As Reported) (As Reported)  Adjustment  Combined
                                                            (Note 1)     (Note 2)     (Note 3)
      REVENUES
        Energy marketing and
          trading (Note 6)                  $ 2,748,873   $         -    $      -  $ 2,748,873
        Electric utility                        607,160       711,686        (760)   1,318,086
        Gas utility                             214,419             -           -      214,419
        Argentine gas distribution and
          other                                  19,013         4,522           -       23,535
          Total revenues                      3,589,465       716,208        (760)   4,304,913

      COST OF REVENUES
        Energy marketing and trading          2,664,399             -        (257)   2,664,142
        Fuel and power purchased                166,323       260,688        (503)     426,508
        Gas supply expenses                     140,482             -           -      140,482
        Argentine gas distribution and
          other                                  13,059             -           -       13,059
          Total cost of revenues              2,984,263       260,688        (760)   3,244,191

      Gross profit                              605,202       455,520           -    1,060,722

      OPERATING EXPENSES
        Operation and maintenance:
          Energy marketing and trading           41,916             -           -       41,916
          Utility                               214,786       201,811           -      416,597
          Argentine gas distribution and
            other                                25,991         2,759           -       28,750
        Depreciation and amortization           103,556        80,612           -      184,168
        Non-recurring charges
          (Notes 7 and 8)                        26,330         5,493           -       31,823
          Total operating expenses              412,579       290,675           -      703,254

      Equity in earnings of joint ventures       18,818             -           -       18,818

      OPERATING INCOME                          211,441       164,845           -      376,286

      Other income and (deductions)               3,808         5,327           -        9,135
      Interest charges and
        preferred dividends                      53,887        41,889           -       95,776

      Income before income taxes                161,362       128,283           -      289,645

      Income taxes                               57,359        46,334           -      103,693

      NET INCOME                            $   104,003   $    81,949    $      -  $   185,952

      Average common shares outstanding
        (Note 4)                                 66,294        37,818      25,338      129,450

      Earnings per share of common
        stock - basic and diluted           $      1.57   $      2.17    $      -  $      1.44

      See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                             Year Ended December 31, 1995
                     (Thousands of Dollars Except Per Share Data)

                                            LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                            (As Reported) (As Reported)  Adjustment  Combined
                                                            (Note 1)     (Note 2)     (Note 3)
      REVENUES
        Energy marketing and trading        $   630,249   $         -    $ (1,616) $   628,633
        Electric utility                        571,086       686,400      (2,212)   1,255,274
        Refund - Trimble County
          settlement (Note 9)                   (28,300)            -           -      (28,300)
        Gas utility                             181,126             -           -      181,126
        Argentine gas distribution and
          other                                  20,519         4,028           -       24,547
          Total revenues                      1,374,680       690,428      (3,828)   2,061,280


      COST OF REVENUES
        Energy marketing and trading            604,302             -           -      604,302
        Fuel and power purchased                154,832       259,424      (3,828)     410,428
        Gas supply expenses                     110,738             -           -      110,738
        Argentine gas distribution and
          other                                  19,858             -           -       19,858
          Total cost of revenues                889,730       259,424      (3,828)   1,145,326

      Gross profit                              484,950       431,004           -      915,954

      OPERATING EXPENSES
        Operation and maintenance:
          Energy marketing and trading           18,177             -           -       18,177
          Utility                               203,284       198,712           -      401,996
          Argentine gas distribution and
            other                                21,697         2,969           -       24,666
        Depreciation and amortization            94,393        75,268           -      169,661
          Total operating expenses              337,551       276,949           -      614,500


      Equity in earnings of joint ventures       28,158             -           -       28,158

      OPERATING INCOME                          175,557       154,055           -      329,612

      Other income and (deductions)               5,389         6,092           -       11,481
      Interest charges and
        preferred dividends                      53,822        42,273           -       96,095

      Income before income taxes                127,124       117,874           -      244,998

      Income taxes                               44,294        41,821           -       86,115

      NET INCOME                            $    82,830   $    76,053    $      -  $   158,883

      Average common shares outstanding
        (Note 4)                                 66,105        37,818      25,338      129,261

      Earnings per share of common
        stock - basic and diluted           $      1.25   $      2.01    $      -  $      1.23

      See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
                             NOTES TO UNAUDITED PRO FORMA
                        COMBINED CONDENSED FINANCIAL STATEMENTS


      1. Reclassifications have been made to certain as reported account balances reflected in KU Energy's financial statements to conform to
           this  reporting  presentation.    All  other  financial  statement
           presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

      2. Intercompany transactions (power purchased and power sales transactions) between LG&E Energy and KU Energy during the periods presented were eliminated through pro forma adjustments.

      3. Merger-related transaction costs are currently estimated to be approximately $16.5 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). LG&E Energy and KU Energy have incurred transaction costs of $13.3 million through December 31, 1997, which are included in deferred debits and other assets in the pro forma combined condensed balance sheet. None of the estimated cost savings resulting from the Merger or costs to achieve such savings have been reflected in the pro forma combined
           condensed  statements  of  income.    A  charge  of  $4.92  million
           ($8.25 million, net of income taxes of $3.33 million) as a pro forma adjustment to retained earnings and a credit of $5.0 million ($8.25 million less $13.3 million actual charges incurred through December 31, 1997) as a pro forma adjustment to deferred debits and other assets have been made in the pro forma combined condensed balance sheet to recognize such estimated transaction costs and the proposed treatment following the consummation of the Merger.

      4. The pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

      5. LG&E Energy's non-recurring charges for the year ended December 31, 1997, included a net insurance settlement of $7.6 million related to losses incurred in its Canadian office during 1996, partially offset by a charge of $6.3 million to reflect the costs of consolidating the trading, risk management and administrative operations of its power and gas marketing divisions into a single energy marketing unit, located in its Louisville headquarters.

      6. LG&E Energy adopted the mark-to-market method of accounting for its energy trading and price risk management activities during 1996. This resulted in an increase in Energy Marketing and Trading revenues and income from operations of $26.2 million for 1996. The impact on prior period financial results was immaterial.

      7. LG&E Energy's net income for the year ended December 31, 1996, includes a non-recurring after-tax charge of $17.1 million for losses in its natural gas marketing business resulting from unauthorized transactions entered into by a marketer in its Calgary, Alberta, office. This charge is reflected in non-recurring charges on the respective statements of income.

      8. KU Energy's net income for the year ended December 31, 1996, includes a non-recurring write-off of nonutility investments of $5.5 million which is reflected in non-recurring charges.

      9. LG&E Energy's 1995 operating revenues were reduced by $28.3 million related to a settlement agreement approved by the Kentucky Commission on December 8, 1995, which resolved numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Commission's 1988 decision that LG&E should not be allowed to recover 25 percent of the cost of Trimble County Unit 1 (Trimble County) from ratepayers.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KU Energy Corporation and Kentucky Utilities Company have each duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                         KU ENERGY CORPORATION AND
                                         KENTUCKY UTILITIES COMPANY
                                                  (Registrants)



                                         /s/Michael R. Whitley
                                         Michael R. Whitley
                                         Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the date indicated.

        Signature                 Title


        /s/Michael R. Whitley
        Michael R. Whitley        Chairman and President (Principal Executive
                                  Officer) and Director of KU Energy and KU


        /s/O.M. Goodlett
        O. M. Goodlett            Senior Vice-President (Principal Financial
                                  Officer) of KU Energy and KU


        /s/Michael D. Robinson
        Michael D. Robinson       Controller (Principal Accounting Officer) of
                                  KU Energy and KU


        /s/Mira S. Ball
        Mira S. Ball              Director of KU Energy and KU


        /s/Carol M. Gatton
        Carol M.  Gatton          Director of KU Energy and KU


        /s/Harry M. Hoe
        Harry M. Hoe              Director of KU Energy and KU


        /s/Milton W. Hudson
        Milton W. Hudson          Director of KU Energy and KU


        /s/John T. Newton
        John T. Newton            Director of KU Energy and KU

        Signature                 Title


        /s/Frank V. Ramsey, Jr.
        Frank V. Ramsey, Jr.      Director of KU Energy and KU


        /s/William L. Rouse, Jr.
        William L. Rouse, Jr.     Director of KU Energy and KU


        /s/Charles L. Shearer
        Charles L. Shearer        Director of KU Energy and KU


        /s/Lee T. Todd, Jr.
        Lee T. Todd, Jr.          Director of KU Energy and KU



     March 25, 1998