Form 10-Q
period 2001-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2001-11-14
CIK 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2001


                                    or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     Commission    Registrant, State of Incorporation,     IRS Employer
    File Number       Address, and Telephone Number     Identification No.


      2-26720      Louisville Gas and Electric Company      61-0264150
                         (A Kentucky Corporation)
                           220 West Main Street
                              P.O. Box 32010
                          Louisville, Ky. 40232
                              (502) 627-2000

       1-3464           Kentucky Utilities Company          61-0247570
                  (A Kentucky and Virginia Corporation)
                            One Quality Street
                      Lexington, Kentucky 40507-1428
                              (859) 255-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X.   No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                   Louisville Gas and Electric Company
      21,294,223 shares, without par value, as of October 31, 2001, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
      37,817,878 shares, without par value, as of October 31, 2001, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                        TABLE OF CONTENTS

                             PART I

Item 1 Consolidated Financial Statements

          Louisville Gas and Electric Company and Subsidiary
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     5
            Statements of Other Comprehensive Income            6

          Kentucky Utilities Company and Subsidiary
            Statements of Income                                7
            Balance Sheets                                      8
            Statements of Cash Flows                           10
            Statements of Retained Earnings                    11
            Statements of Other Comprehensive Income           12

          Notes to Consolidated Financial Statements           13

Item 2 Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   20

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          28

                             PART II

Item 1 Legal Proceedings                                       29

Item 6 Exhibits and Reports on Form 8-K                        29

       Signatures                                              30

      Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                              (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                   2001      2000       2001       2000

OPERATING REVENUES:
Electric (Note 8)               $206,228   $205,259   $557,891   $546,338
Gas(Note 8)                       25,657     24,381    216,106    142,676
 Total operating revenues        231,885    229,640    773,997    689,014

OPERATING EXPENSES:
Fuel for electric generation      44,338     41,854    124,571    120,430
Power purchased                   15,566     23,907     59,651     70,006
Gas supply expenses               13,533     16,097    157,591     98,180
Non-recurring charges (Note 4)                    -          -    144,385
8,141
Other operation expenses          39,441     31,620    111,122     99,142
Maintenance                       13,680     14,804     37,918     46,127
Depreciation and amortization     26,344     25,119     77,183     73,169
Federal and state
 income taxes                     25,821     23,551      5,639     47,617
Property and other taxes           4,070      4,527     12,953     14,164
 Total operating expenses        182,793    181,479    731,013    576,976

NET OPERATING INCOME              49,092     48,161     42,984    112,038

Other income - net                   360      1,121      1,718      4,490
Interest charges (Note 5)          9,182     11,165     30,080     32,981

NET INCOME                        40,270     38,117     14,622     83,547

Preferred stock dividends          1,110      1,361      3,628      3,843
NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 39,160   $ 36,756   $ 10,994   $ 79,704

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2001        2000

UTILITY PLANT:
At original cost                                    $3,318,702 $3,186,325
Less:  reserve for depreciation                      1,363,649  1,296,865
 Net utility plant                                   1,955,053  1,889,460

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            1,181      1,357

CURRENT ASSETS:
Cash                                                       826      2,495
Marketable securities                                        -      4,056
Accounts receivable - less reserve (Note 6)             83,760    170,852
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              13,688      9,325
 Gas stored underground                                 51,065     54,441
 Other                                                  28,952     31,685
Prepayments and other                                    2,097      1,317
 Total current assets                                  180,388    274,171

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 5,559      5,784
Regulatory assets (Note 9)                              77,322     54,439
Other                                                      290        873
 Total deferred debits and other assets                 83,171     61,096

Total assets                                        $2,219,793 $2,226,084

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2001        2000

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Additional paid-in capital                              40,000     40,000
Retained earnings                                      325,588    314,594
Accumulated other comprehensive income                  (7,031)         -
Other                                                     (836)      (836)
 Total common equity                                   782,891    778,928
Cumulative preferred stock                              95,140     95,140
Long-term debt                                         370,704    360,600
 Total capitalization                                1,248,735  1,234,668

CURRENT LIABILITIES:
Current portion of long-term debt                      246,200    246,200
Notes payable to parent                                 55,153    114,589
Accounts payable                                        70,887    136,892
Dividends declared                                       1,110      1,367
Accrued taxes                                           44,847      8,073
Accrued interest                                         4,420      6,350
Other                                                   12,864     15,826
 Total current liabilities                             435,481    529,297

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 248,145    289,232
Investment tax credit, in
 process of amortization                                59,793     62,979
Accumulated provision for pensions
 and related benefits (Note 4)                         127,894     31,257
Customer advances for construction                       9,729      9,578
Regulatory liabilities (Note 9)                         70,251     61,013
Other                                                   19,765     8,060
 Total deferred credits and other liabilities          535,577    462,119

Total capital and liabilities                       $2,219,793 $2,226,084

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                             (Thousands of $)
                                                           Nine Months
                                                              Ended
                                                            Sept. 30,
                                                        2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   14,622  $  83,547
Items not requiring cash currently:
  Depreciation and amortization                         77,183     73,169
  Deferred income taxes - net                          (45,886)    22,907
  Investment tax credit - net                           (3,186)    (3,208)
   Non-recurring charges (Note 4)                      107,919          -
  Other                                                 11,977      5,899
Changes in current assets and liabilities                4,754    (20,070)
Sale of accounts receivable (Note 6)                    37,900          -
Other                                                  (14,122)    (9,221)
 Net cash flows from operating activities              191,161    153,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                      -       (708)
Proceeds from sales of securities                        4,231      3,594
Construction expenditures                             (143,844)   (97,670)
 Net cash flows from investing activities             (139,613)   (94,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                     10,104    104,638
Retirement of pollution control bonds                        -   (108,335)
Retirement of first mortgage bonds                           -    (20,124)
Short-term borrowings                                   61,564  1,959,012
Repayment of short-term borrowings                    (121,000)(1,947,487)
Payment of dividends                                    (3,885)   (59,718)
 Net cash flows from financing activities              (53,217)   (72,014)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                       (1,669)   (13,775)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     2,495     54,761

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $     826  $  40,986

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  16,517  $  17,641
  Interest on borrowed money                            25,554     35,903

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                    Ended September 30,   Ended September
30,

                                  2001       2000       2001        2000
Balance at beginning
 of period                      $286,428   $269,179   $314,594   $259,231
Net income                        40,270     38,117     14,622     83,547
 Subtotal                        326,698    307,296    329,216    342,778

Cash dividends declared on stock:
5% cumulative preferred              269        269        807        807
Auction rate cumulative
 preferred                           474        725      1,720      1,935
$5.875 cumulative preferred          367        367      1,101      1,101
Common                                 -     17,000          -     50,000
 Subtotal                          1,110     18,361      3,628     53,843

Balance at end of period        $325,588   $288,935   $325,588   $288,935

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
          Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                        Three Months           Nine Months
                                           Ended                  Ended
                                         September 30,         September 30,
                                       2001       2000       2001        2000

Net income                           $40,270    $38,117    $14,622    $83,547

Cumulative effect of change in
 Accounting principle - Accounting
 For Derivative Instruments and
 Hedging Activites (Note 5)                -          -     (5,998)         -
Losses on derivative instruments
  and hedging activities              (4,663)         -     (5,721)         -

Unrealized holding gains(losses)on
 available-for-sale securities
 arising during the period                 -        113          -       (153)
Other comprehensive income (loss),
  before tax                          (4,663)       113    (11,719)      (153)

Income tax benefit (expense)
 related to items of other
 comprehensive income (loss)           1,865        (45)     4,688         62

Other comprehensive income           $37,472    $38,185    $ 7,591    $83,456

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                    Consolidated Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                  2001       2000       2001        2000


OPERATING REVENUES (Note 8)     $216,370   $215,984   $647,522   $639,087

OPERATING EXPENSES:
Fuel for electric generation      65,646     56,012    177,096    163,093
Power purchased                   31,139     39,880    116,046    122,188
Non-recurring charges (Note 4)                    -          -     63,788
11,030
Other operation expenses          30,937     26,092     84,898     79,107
Maintenance                       14,143     14,374     41,663     45,602
Depreciation and amortization     24,158     24,532     71,805     73,356
Federal and state
 income taxes                     16,236     14,119     21,606     36,854
Property and other taxes           3,857      3,814     12,289     13,031
 Total operating expenses        186,116    178,823    589,191    544,261

NET OPERATING INCOME              30,254     37,161     58,331     94,826

Other income                       1,284      1,322      5,698      5,301
Interest charges (Note 5)          5,198     10,000     23,740     29,938

NET INCOME before Cumulative
 Effectof Accounting Change       26,340     28,483     40,289     70,189

Cumulative Effect of Change in
 Accounting for Derivative
 Instruments and Hedging
 Activities, net of tax
 (Note 5)                              -          -        136          -

NET INCOME                        26,340     28,483     40,425     70,189

Preferred stock dividends            564        564      1,692      1,692

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 25,776   $ 27,919   $ 38,733   $ 68,497

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                       Consolidated Balance Sheets
                             (Thousands of $)

                                  ASSETS

                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2001        2000

UTILITY PLANT:
At original cost                                    $3,032,613 $2,932,763
Less:  reserve for depreciation                      1,443,677  1,378,283
 Net utility plant                                   1,588,936  1,554,480

OTHER PROPERTY AND INVESTMENTS -
 less reserve                                            9,754     14,538

CURRENT ASSETS:
Cash                                                       184        314
Accounts receivable - less reserve (Note 6)             70,259     90,419
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              31,189     12,495
 Other                                                  26,126     25,812
Prepayments and other                                    2,675      1,899
 Total current assets                                  130,433    130,939

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 4,400      4,651
Regulatory assets (Note 9)                              19,605     26,441
Other                                                   16,846      8,469
 Total deferred debits and other assets                 40,851     39,561

Total assets                                        $1,769,974 $1,739,518

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                    (Unaudited)

                                                     Sept. 30,    Dec. 31,
                                                        2001        2000

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Additional paid-in capital                              15,000     15,000
Retained earnings                                      385,971    347,238
Accumulated other comprehensive income                   1,589          -
Other                                                     (595)      (595)
 Total common equity                                   710,105    669,783
Cumulative preferred stock                              40,000     40,000
Long-term debt                                         434,530    430,830
 Total capitalization                                1,184,635  1,140,613

CURRENT LIABILITIES:
Current portion of long-term debt                       54,000     54,000
Notes payable to parent                                 24,290     61,239
Accounts payable                                        84,936     76,339
Dividends declared                                         188        188
Accrued taxes                                           28,455     19,622
Accrued interest                                         6,136      6,373
Other                                                   17,788     18,579
 Total current liabilities                             215,793    236,340

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 218,196    246,680
Investment tax credit, in
 process of amortization                                12,316     14,901
Accumulated provision for pensions
 and related benefits (Note 4)                          88,173     47,495
Customer advances for construction                       1,586      1,540
Regulatory liabilities (Note 9)                         34,962     38,392
Other                                                   14,313     13,557
 Total deferred credits and other liabilities          369,546    362,565

Total capital and liabilities                       $1,769,974 $1,739,518

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                  Consolidated Statements of Cash Flows
                              (Unaudited)
                             (Thousands of $)

                                                           Nine Months
                                                              Ended
                                                          September 30,
                                                        2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  40,425  $  70,189
Items not requiring cash currently:
 Depreciation and amortization                          71,805     73,356
 Deferred income taxes - net                           (31,980)    (3,829)
 Investment tax credit - net                            (2,585)    (2,755)
 Non-recurring charges (Note 4)                         48,504          -
 Other                                                   5,489      6,186
Changes in current assets and liabilities              (20,671)    (1,836)
Sale of accounts receivable (Note 6)                    30,000          -
Other                                                     (147)    31,513
 Net cash flows from operating activities              140,840    172,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                             (102,329)   (74,434)
 Net cash flows from investing activities             (102,329)   (74,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                                  348,963    159,256
Repayment of short-term borrowings                    (385,912)  (129,313)
Issuance of pollution control bonds                          -     12,900
Retirement of pollution control bonds                        -    (74,785)
Payment of dividends                                    (1,692)   (70,128)
  Net cash flows from financing activities             (38,641)  (102,070)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                         (130)    (3,680)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                       314      6,793

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $     184  $   3,113

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  52,280  $  26,544
  Interest on borrowed money                            23,017     25,417

For the purposes of these statements, all temporary cash investments purchased with a maturity of three months or less are considered cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
Ended September 30,               Ended September 30,

                                  2001       2000       2001        2000

Balance at beginning
 of period                      $360,195   $320,048   $347,238   $329,470
Net income                        26,340     28,483     40,425     70,189
 Subtotal                        386,535    348,531    387,663    399,659

Cash dividends declared on
stock:
4.75% preferred                      237        237        711        711
6.53% preferred                      327        327        981        981
Common                                 -     25,500          -     75,500
 Subtotal                            564     26,064      1,692     77,192

Balance at end of period        $385,971   $322,467   $385,971   $322,467

The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                        Three Months           Nine Months
                                           Ended                  Ended
                                        September 30,         September 30,
                                      2001       2000       2001        2000


Net income                           $26,340    $28,483    $40,425    $70,189

Cumulative effect of change in
  accounting principle-Accounting
  for Derivative Instruments and
  Hedging activities (Note 5)              -          -      2,647          -
Other comprehensive income, before tax     -          -      2,647          -
Income tax (expense) related to items
  of other comprehensive income            -          -     (1,058)         -

Other comprehensive income           $26,340    $28,483    $42,014    $70,189

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                Notes to Consolidated Financial Statements
                               (Unaudited)

1. The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary ("LG&E" and "U" or the "Companies"). The common stock of each of LG&E and KU is wholly owned by LG&E Energy Corp. ("LG&E Energy"). In the opinion of management, all adjustments, including those of a normal recurring nature, have been made to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   Certain reclassification entries have been made to the 2000 financial statements to conform to the 2001 presentation with no impact on the balance sheet totals or previously reported income.

   See LG&E's and KU's Reports on Form 10-K for 2000 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. Effective December 11, 2000, LG&E Energy was acquired by Powergen plc ("Powergen"). LG&E Energy had announced on February 28, 2000 the offer to be acquired by Powergen for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. Pursuant to the acquisition agreement, among other things, LG&E Energy became a wholly owned subsidiary of Powergen and, as a result, LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities and continue to serve customers in Kentucky and Virginia under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction and the utilities continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

   As a result of the Powergen acquisition and in order to comply with PUHCA, LG&E Energy Services Inc. ("LG&E Services") was formed and became operational on January 1, 2001. LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost, as required under PUHCA. On January 1, 2001, approximately 1,000 employees, primarily from LG&E Energy, LG&E and KU, were moved to LG&E Services.

3. On April 9, 2001, a German power company, E.ON AG ("E.ON"), announced a pre-conditional cash offer of 5.1 billion pounds sterling
   ($7.3 billion) for Powergen. The offer is subject to a number of conditions, including the receipt of certain European and United States regulatory approvals. The Kentucky Public Service Commission, the Federal Regulatory Energy Commission ("FERC"), the Virginia State Corporation Commission, and the Tennessee Regulatory Authority have all approved the acquisition of Powergen and LG&E Energy by E.ON. The parties expect to obtain the remaining regulatory approvals by early 2002 and they expect to complete the transaction in the spring of 2002. See Powergen's schedule 14D-9, and associated schedules to such filing, filed with the Securities and Exchange Commission on April 9, 2001.

4. During the first quarter 2001, the Companies took a $124.1 million after tax charge (LG&E $86.1 million, and KU $38 million) for a workforce reduction program. Primary components of the charges were separation benefits, enhanced early retirement benefits, and health care benefits. The result of this workforce reduction was the elimination of approximately 1,000 positions, accomplished primarily through the Companies' voluntary enhanced severance program. During the first quarter 2000, the Companies' took an $11.4 million after-tax charge for the continued integration of the operations of LG&E and KU including their customer service centers and retail electric and gas operations. The result of this consolidation was the elimination of approximately 400 positions, accomplished primarily through the Companies' voluntary enhanced severance program.

   On June 1, 2001, LG&E and KU filed an application (VDT case) with the Kentucky Commission to create regulatory assets totaling $144 million (pretax) for LG&E ($114.5 million and $29.5 million attributable to the electric and gas businesses, respectively) and $56 million (pretax) for KU relating to these first quarter 2001 charges. The application seeks to amortize these costs over a four-year period. If the application were granted, the allowed portion of the non-recurring charges would be reversed through the income statement to create the regulatory assets.

   The Kentucky Commission has opened cases to review the new depreciation studies and resulting depreciation rates implemented by the Companies in 2001. Procedural hearings are to be held in December 2001 with a ruling expected in early 2002.

   LG&E and KU have reached a settlement in the VDT case as well as the other cases involving depreciation rates and earnings sharing mechanisms with all intervening parties. The settlement agreement has been filed with the Kentucky Public Service Commission for approval. If the settlement is not approved, management expects to proceed with hearings in the VDT and depreciation cases scheduled for December with the Kentucky Commission. Rulings resulting from the December hearings would be expected in early 2002.

   In October 2001, the Kentucky Public Service Commission issued an order extending LG&E's gas supply cost Performance-Based Ratemaking (PBR) mechanism for an additional four years. The Kentucky Commission approved LG&E's request for its sale of storage services in the off-system market at market-based rates. The Kentucky Commission denied the cost recovery mechanism proposed by LG&E for the development of additional underground gas storage deliverability. The Kentucky Commission altered the current 50/50 sharing of savings or expenses produced under the current mechanism to a sliding scale starting at 25/75 company/customer sharing.

5. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that LG&E and KU must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 could increase the volatility in earnings and other comprehensive income. LG&E and KU adopted SFAS No. 133 on January 1, 2001. The effect of this statement was a charge to LG&E of $3.6 million and a credit to KU of $1.6 million applied to cumulative effect of change in accounting principle (net of tax) in other comprehensive income.

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of its debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

   As of September 30, 2001, LG&E had fixed rate swaps covering $117,335,000 in notional amounts of variable rate debt and with fixed rates ranging from 4.184% to 5.495%. The average variable rate on the debt during the quarter was 2.74%. The swaps have been designated as cash flow hedges and expire on various dates from September 2003 through November 2020. The hedges were deemed to be fully effective resulting in pretax loss for the quarter ended September 30, 2001 of $4,663,000, and a pretax loss of $5,721,000 for the nine months ended September 30, 2001, recorded in Other Comprehensive Income. Upon expiration of these hedges, the amount recorded in Other Comprehensive Income will be reclassified into earnings. The amount expected to be reclassified from Other Comprehensive Income to earnings in the next twelve months is immaterial.

   As of September 30, 2001, KU had variable rate swaps covering $153,000,000 in notional amounts of fixed rate debt. The average variable rate on these swaps during the quarter was 4.02%. The underlying debt has fixed rates ranging from 5.873% to 7.920%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter and nine months ended September 30, 2001, the effect of marking these financial instruments and the underlying debt to market resulted in pretax gains of $2,639,000 and $2,861,000, respectively, recorded as a reduction in interest expense.

6. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Companies adopted SFAS No. 140 in the first quarter of 2001, when LG&E and KU entered into an accounts receivable securitization transaction.

   On February 6, 2001, LG&E and KU each sold accounts receivables to two wholly-owned subsidiaries, LG&E Receivables LLC ("LGE-R") and KU Receivables LLC ("KU-R"), respectively. Simultaneously, LGE-R and KU-R entered into two separate three-year accounts receivables securitization facilities with two financial institutions and their affiliates whereby LGE-R and KU-R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. Furthermore, LG&E and KU retain the servicing rights of the sold receivables through two separate servicing agreements between the third party purchaser and each utility. Under these agreements, LG&E and KU receive a fee for servicing the sold receivables on behalf of the third party purchaser. As of September 30, 2001, LG&E's outstanding program balance was $37.9 million and KU's balance was $30.0 million.

   The allowance for doubtful accounts associated with the eligible securitized receivables was $1.0 million for LG&E and $.4 million for KU at September 30, 2001. Charge offs were immaterial for LG&E and KU. The risk of uncollectibility associated with the sold receivables is minimal. Moreover, each securitization facility contains a fully funded reserve for uncollectible receivables.

7. In October 2000, LG&E and KU each filed an application with the Kentucky Commission to amend their respective Environmental Compliance Plans to reflect the addition of Nitrogen Oxide ("NOx") reduction technology projects and to amend their respective Environmental Cost Recovery Tariffs ("ECR") to include an overall rate of return on capital investments. The NOx reduction technology is anticipated to allow LG&E and KU to meet new Environmental Protection Agency NOx requirements that take effect in 2003-2004. The Kentucky Commission issued an order on April 18, 2001, that approved the amended environmental compliance plan and the use of an overall rate of return, including an 11.5% return on equity, effective May 1, 2001. Costs associated with the amended compliance plan may be recovered by the Companies as incurred, subject to review and approval by the Kentucky Commission in periodic regulatory reviews.

8. External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the three months ended September 30, 2001, follow (in thousands of $):

                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric                $199,740   $  6,488   $ 41,139
   LG&E gas                       25,657          -     (1,979)
    Total                       $225,397   $  6,488   $ 39,160


   KU electric                  $208,263   $  8,107   $ 25,776

   External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the nine months ended September 30, 2001, follow (in thousands of $):
                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric               $ 535,574  $  22,317  $  24,564
   LG&E gas                      216,106          -    (13,570)
    Total                      $ 751,680  $  22,317  $  10,994


   KU electric                 $ 623,873  $  23,649  $  38,733


   External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the three months ended September 30, 2000, follow (in thousands of $):
                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric               $ 200,560   $  4,699   $ 38,904
   LG&E gas                       24,381          -     (2,148)
    Total                      $ 224,941   $  4,699   $ 36,756


   KU electric                  $211,640   $  4,344   $ 27,919

   External and intersegment revenues (related parties transactions between LG&E and KU) and income by business segment for the nine months ended September 30, 2000, follow (in thousands of $):


                                                        Net
                                                      Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues     Common

   LG&E electric                $531,099  $  15,239  $  81,981
   LG&E gas                      142,676          -     (2,277)
    Total                       $673,775  $  15,239  $  79,704


   KU electric                  $623,597  $  15,490  $  68,497

9. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of September 30, 2001 and December 31, 2000 (in thousands of $):

                        Louisville Gas and Electric
                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2001        2000

REGULATORY ASSETS:
Unamortized loss on bonds                            $  18,185  $  19,036
Gas supply adjustments due from customers               37,026     12,324
LG&E/KU Merger costs                                     6,351      9,073
One utility costs                                        4,315      6,331
Manufactured gas sites                                   2,140      2,368
Other                                                    9,305      5,307
 Total                                                  77,322     54,439

REGULATORY LIABILITIES:
Deferred income taxes - net                             49,795     54,593
Gas supply adjustments due to customers                 16,811      2,029
Other                                                    3,645      4,391
 Total                                               $  70,251  $  61,013



                            Kentucky Utilities
                                                    (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2001        2000

REGULATORY ASSETS:
Unamortized loss on bonds                            $   6,359  $   7,011
LG&E/KU Merger costs                                     7,162     10,232
One utility costs                                        5,515      8,273
Other                                                     569         925
 Total                                                  19,605     26,441

REGULATORY LIABILITIES:
Deferred income taxes - net                             33,987     37,484
Other                                                      975        908
 Total                                               $  34,962  $  38,392

10.Statements of Financial Accounting Standards ("SFAS") No. 141, Business
   Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Further, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Therefore, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. Management does not expect adoption of these standards to have a material impact on the results of operations or financial position of LG&E or KU.

   SFAS No. 143, Accounting for Asset Retirement Obligations was also issued in the second quarter of 2001. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in the third quarter of 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for these standards is 2002. The Companies are currently analyzing the provisions of the statements and cannot predict the impact these statements will have on operations and financial position.

   The Financial Accounting Standards Board created the Derivatives Implementation Group (DIG) to provide guidance for implementation of SFAS No. 133. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG C16 will be effective in the second quarter of 2002. LG&E and KU have not determined what impact, if any, this DIG will have on their results of operations and financial position.

11.On September 11, 2001 LG&E issued tax-exempt first mortgage bonds totaling $10.1 million. The bonds bear interest at a variable rate that resets weekly, and have a maturity date of September 1, 2027.

12.Reference is made to Part II, Legal Proceedings, below and Part I, Item
   3, Legal Proceedings, of LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and nine months periods described during 2001 and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including Exhibit No. 99.01 to the report on Form 10-K for year ended December 31, 2000.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

            Three Months Ended September 30, 2001, Compared to
                  Three Months Ended September 30, 2000


LG&E Results:

LG&E's net income increased $2.2 million (6%) for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This increase is due to higher gas and electric revenues and lower purchased power and gas supply expenses, partially offset by higher operating and fuel for electric generation expenses.

A comparison of LG&E's revenues for the quarter ended September 30, 2001, with the quarter ended September 30, 2000, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                    $   (2,649)  $  3,550
 Environmental cost recovery surcharge                     381          -
 Demand side management cost recovery                     (338)        60
 Performance based rate                                    534          -
 LG&E/KU Merger surcredit                                 (569)         -
 Gas rate increase                                           -      3,477
 Variation in sales volume, etc.                         9,768     (4,274)

 Total retail sales                                      7,127      2,813

Wholesale sales                                         (5,826)    (1,521)
Gas transportation - net                                     -        (73)
Other                                                     (332)        57

  Total                                              $     969  $   1,276

Electric revenues increased primarily because of an increase in kWh sold to retail customers due to the warmer weather experienced in the quarter ended September 30, 2001; cooling degree days increased 15%. The electric retail increase was partially offset by lower priced sales to wholesale customers. Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause coupled with the effects of a gas rate increase ordered by the Kentucky Commission in September 2000, partially offset by a decrease in volumes sold.

Fuel for electric generation and gas supply expenses comprise a large segment of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $2.5 million (6%) for the quarter because of an increase in volume of generation ($1.7 million) and an increase in the cost of coal burned ($.8 million). Gas supply expenses decreased $2.6 million (16%) due to a decrease in net gas supply cost ($.5 million), a decrease in the volume of retail gas delivered to the distribution system ($.8 million), and decreased wholesale gas expenses ($1.3 million).

Power purchased decreased $8.3 million (35%) primarily because of a decrease in brokered sales and a lower unit cost of the purchases.

Other operations expenses increased $7.8 million (25%) in 2001, as compared to 2000, primarily as a result of increased outside services and pension expense ($7.9 million). Outside services increased in part due to the classification of expenses as a result of the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Maintenance expenses decreased $1.1 million (8%) in 2001 mainly due to decreases in software and communication equipment maintenance ($2.3 million) partially offset by increases in gas and electric distribution maintenance expense. Software and communication equipment maintenance decreased in part due to a reclassification of maintenance expenses in 2000 to other operations expenses in 2001.

Depreciation and amortization increased $1.2 million (5%) due to an increase in depreciable plant in service and slightly higher depreciation rates. A depreciation study was completed in late 2000 with new depreciation rates going into effect in 2001. The new rates, as compared to rates in effect for 2000, are expected to increase LG&E's annual depreciation expense by approximately $.9 million in 2001. The study is currently under review by the Kentucky Commission. An order from the Kentucky Commission could change the depreciation rates currently in place. See Note 4 of Notes to Financial Statements.

Other income and deductions decreased $.8 million (68%) in 2001 primarily due to lower interest income.

Variations in income tax expense are largely attributable to changes in pre-tax income.

Interest charges decreased $2 million (18%) due to lower interest rates on variable rate debt ($.8 million) and the retirement of short-term borrowings ($2.3 million) partially offset by an increase in interest on debt to parent company ($.6 million) and an increase in interest associated with LG&E's accounts receivable securitization program ($.5 million).


KU Results:

KU's net income decreased $2.1 million (8%) for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This decrease was due primarily to higher operating expenses, partially offset by decreased interest expense.

A comparison of KU's revenues for the quarter ended September 30, 2001, with the quarter ended September 30, 2000, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                              $  1,031
 Environmental cost recovery surcharge                   1,702
 Demand side management cost recovery                      461
 Performance based rate                                    387
 LG&E/KU Merger surcredit                               (1,010)
 Variation in sales volume, etc.                           379

 Total retail sales                                      2,950

Wholesale sales                                         (2,280)
Other                                                     (284)

Total                                                 $    386

Electric revenues increased primarily due to increased price of sales to retail customers, partially offset by decreased wholesale revenues.

Fuel for electric generation comprises a large segment of KU's total operating expenses. KU's electric rates contain a Fuel Adjustment Clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $9.6 million (17%) for the quarter due to a $8.2 million increase in the price of coal burned and by a $1.4 million increase in volume.

Power purchased decreased $8.7 million (22%) in 2001 primarily because of decreased brokered sales and lower average unit cost of purchases.

Other operating expenses increased $4.8 million (19%) due to increased outside services and pension expense. Outside services increased in part due to the classification of expenses as a result of the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Depreciation and amortization decreased $.4 million (2%) due to a decrease in depreciation rates, partially offset by an increase in plant in service. A depreciation study was completed in late 2000 with new depreciation rates going into effect in 2001. The new rates, as compared to rates in effect for 2000, are expected to decrease KU's annual depreciation expense by approximately $6 million in 2001. The depreciation study is currently being reviewed by the Kentucky Commission. An order from the Kentucky Commission could change the depreciation rates currently in place. See
Note 4 of Notes to Financial Statements.

Variations in income tax expense are largely attributable to changes in pretax income.

Interest charges decreased $4.8 million (48%) for the third quarter 2001 as compared to the third quarter 2000 due to implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ($2.6 million, see Note 5 of Notes to Financial Statements), lower interest rates on variable rate debt ($1.4 million), the retirement of short-term borrowings ($.5 million), lower interest on debt to parent company ($.7 million) partially offset by an increase in interest associated with KU's accounts receivable securitization program ($.4 million).

            Nine Months Ended September 30, 2001, Compared to
                   Nine Months Ended September 30, 2000


LG&E Results:

LG&E's net income decreased $68.9 million for the first nine months of 2001, as compared to the first nine months of 2000, primarily because of the $86.1 million (net of tax) one-time charge for LG&E's workforce reduction program taken during the first quarter 2001. LG&E recorded a $4.8 million (net of tax) one-time charge incurred in the first quarter of 2000 for LG&E's One-Utility Program. See Note 4 of Notes to Financial Statements. Excluding these one-time charges, LG&E's net income would have increased $12.4 million primarily due to increased electric and gas sales and lower maintenance expenses partially offset by increased operation expenses.

A comparison of LG&E's revenues for the nine months ended September 30, 2001, with the nine months ended September 30, 2000, excluding the reversal of provisions for certain rate refunds of $1.8 million, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $ (1,386)  $ 88,855
 Environmental cost recovery surcharge                     315          -
 Demand side management cost recovery                      303         61
 Performance based rate                                  2,809          -
 Electric rate reduction                                (3,671)         -
 LG&E/KU Merger surcredit                               (2,206)         -
 Gas rate increase                                           -     15,265
 Weather normalization                                       -     (2,329)
 Variation in sales volume, etc.                        12,717    (16,756)

 Total retail sales                                      8,881     85,096

Wholesale sales                                          4,975    (11,902)
Gas transportation - net                                     -       (411)
Other                                                     (459)       647

  Total                                               $ 13,397   $ 73,430

Electric revenues increased primarily because of an increase in kWh sold to retail consumers due to a 14% increase in cooling degree days and increased volumes sold to wholesale customers.

The electric rate reduction resulted from the Kentucky Commission's January 2000 PBR order reducing LG&E's base electric rates.

Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause coupled with the effects of a gas rate increase ordered by the Kentucky Commission in September 2000, partially offset by a decrease in retail and wholesale sales volume.

Fuel for electric generation increased $4.1 million (3%) for the nine months because of an increase in generation ($4.1 million).

Gas supply expenses increased $59.4 million (61%) due to an increase in net gas purchase prices.

Power purchased decreased $10.4 million (15%) primarily because of a decrease in brokered sales activities ($13.6 million), partially offset by increased sales to other utilities of $3.2 million.

The increase in non-recurring charges of $136.2 million, $81.2 million after tax, is due to the costs associated with LG&E's workforce reduction program. See Note 4 of Notes to Financial Statements.

Other operation expenses increased $12 million (12%) primarily as a result of increased outside services and pension expense ($12 million). Outside services increased in part due to the classification of expenses as a result of the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Maintenance expenses for the first nine months of 2001 decreased $8.2 million (18%) primarily due to decreases in scheduled outages at the Mill Creek and the Cane Run generating stations ($2.8 million), and software and communication equipment maintenance costs ($6.2 million). Software and communication equipment maintenance decreased in part due to a reclassification of maintenance expense charged in 2000 to other operation expenses in 2001.

Depreciation and amortization increased $4 million (5%) due to an increase in depreciable plant in service and slightly higher depreciation rates. A depreciation study was completed in late 2000 with new depreciation rates going into effect in 2001. The new rates, as compared to rates in effect for 2000, are expected to increase LG&E's annual depreciation expense by approximately $.9 million in 2001. The study is currently under review by the Kentucky Public Service Commission. An order from the Kentucky Commission could change the depreciation rates currently in place. See
Note 4 of Notes to Financial Statements.

Other income and deductions decreased $2.8 million (62%) primarily due to lower interest income.

Interest charges decreased $2.8 million (8%) due to lower interest rates on variable rate debt ($1.2 million) and the retirement of short-term borrowings ($6.4 million) partially offset by an increase in interest on debt to parent company ($2.3 million) and the increase in interest associated with LG&E's accounts receivable securitization program ($2.5 million).

Variations in income tax expense are largely attributable to changes in pre-tax income.


KU Results:

KU's net income decreased $29.8 million for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2001, primarily due to the $38 million (net of tax) one-time charge for KU's workforce reduction program taken during the first quarter 2001. KU recorded a $6.6 million (net of tax) one-time charge in the first quarter of 2000 for KU's One Utility program. Excluding the non-recurring charges (described in Note 4 of the Notes to Financial Statements), net income increased approximately $1.6 million, due largely to decreased maintenance and interest expenses partially offset by increased operation expenses.

A comparison of KU's revenues for the nine months ended September 30, 2001, with the nine months ended September 30, 2000, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                              $  5,189
 Environmental cost recovery surcharge                   1,212
 Demand side management cost recovery                      461
 Performance based rate                                  2,119
 LG&E/KU Merger surcredit                               (3,051)
 Electric rate reduction                                (5,395)
 Variation in sales volume, etc.                         5,374

 Total retail sales                                      5,909

Wholesale sales                                          2,268
Other                                                      258

 Total                                                $  8,435

Electric revenues increased primarily because of an increase in kWh sold to retail consumers due to warmer weather experienced this year, cooling degree days increasing 17% and increases in the unit price of wholesale sales partially offset by the electric rate reduction order by the Kentucky Commission in January 2000.

Fuel for electric generation increased $14 million (9%) for the nine months ended September 30, 2001 as compared to the comparable period of 2000, due to a $13.4 million increase in the cost of coal burned and by a $.6 million increase in volume burned.

Power purchased decreased $6.1 million (5%) in 2001 primarily due to a decrease in the average unit price of purchases.

Non-recurring charges increased $52.8 million, $31.4 million after tax. These costs are due to KU's workforce reduction program. See Note 4 of Notes to Financial Statements.

Other operating expenses increased $5.8 million (7%) primarily as a result of increased outside services and pension expense ($7.4 million). Outside services increased in part due to the classification of expenses as a result of the formation of LG&E Services, as required by the Securities and Exchange Commission to comply with PUHCA.

Maintenance expenses decreased $3.9 million (9%) due to decreases in steam expenses, primarily resulting from repairs during a scheduled outage at the Ghent steam plant during 2000.

Depreciation and amortization decreased $1.6 million (2%) due to a decrease in depreciation rates partially offset by increased plant in service. A depreciation study was completed in late 2000 with new depreciation rates going into effect in 2001. The new rates, as compared to rates in effect for 2000, are expected to decrease KU's annual depreciation expenses by approximately $6 million in 2001. The depreciation study is currently being reviewed by the Kentucky Public Service Commission. An order from the Kentucky Commission could change the depreciation rates currently in place. See Note 4 of Notes to Financial Statements.

Property and other taxes decreased $.7 million (6%) in 2001 primarily due to decreases in payroll taxes as a result of KU's workforce reductions.

Variations in income tax expense are largely attributable to changes in pretax income.

Interest charges decreased $6.2 million (21%) in 2001 as compared to the 2000 due to implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ($2.9 million, see Note 5 of Notes to Financial Statements), lower interest rates on variable rate debt ($3.8 million), the retirement of short-term borrowings ($.7 million), lower interest on debt to parent company ($1 million) partially offset by an increase in interest associated with KU's accounts receivable securitization program ($1.8 million).


                     Liquidity and Capital Resources

LG&E's and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Lines of credit and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the nine months ended September 30, 2001, of $144 million for LG&E and $102 million for KU, primarily for the purchase of two jointly owned combustion turbines and construction to meet NOx emission standards, were financed with internally generated funds, accounts receivable securitization program and a $10.1 million bond issue at LG&E. Also, no common dividends have been paid by LG&E or KU for the nine months ended September 30, 2001. See Note 6 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's and KU's combined cash and temporary cash investment balance increased $1 million (LG&E $.8 million, KU $.2 million) during the nine months ended September 30, 2001. The increase reflects cash flows from operations and sale of accounts receivables, partially offset by construction expenditures and debt repayments.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decreases in accounts receivable resulted mainly from seasonal fluctuations and the accounts receivable securitization program started at LG&E and KU. See Note 6 of Notes to Financial Statements. The increase in fuel resulted from seasonal fluctuations at LG&E and KU, and the decrease in LG&E's gas stored underground resulted from seasonal fluctuations.

At September 30, 2001, unused capacity under LG&E's lines of credit totaled $200 million. Such line of credit expired in November 2001. LG&E will rely upon parent company Powergen plc for short-term liquidity needs for a short period of time until the facility is replaced. KU had no committed lines of credit at September 30, 2001.

On September 11, 2001, LG&E issued tax-exempt first mortgage bonds totaling $10.1 million. The bonds bear interest at a variable rate that resets weekly, and have a final maturity date of September 1, 2027.

LG&E's security ratings as of September 30, 2001, were:

                                       Moody's     S&P      Fitch

     First mortgage bonds                A1        A-        A+
     Unsecured debt                      A2        BBB       A
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1

KU's security ratings as of September 30, 2001, were:

                                       Moody's     S&P      Fitch

     First mortgage bonds                A1        A-        A+
     Preferred stock                     a2        BBB-      A-
     Commercial paper                    P-1       A-2       F-1


The Moody's and S&P's ratings of LG&E's and KU's debt securities are on Credit Watch for upgrade as the result of the E.ON bid. Fitch has placed LG&E and KU on credit watch evolving following the E.ON bid. These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at September 30, 2001, and December 31, 2000, follow:

                                             Sept. 30,  Dec. 31,
                                                2001      2000

Long-term debt (including current portion)      39.8%     38.0%
Notes payable                                    3.6       7.2
Preferred stock                                  6.1       6.0
Common equity                                   50.5      48.8
Total                                          100.0%    100.0%

KU's capitalization ratios at September 30, 2001, and December 31, 2000, follow:

                                             Sept. 30,  Dec. 31,
                                                2001      2000

Long-term debt (including current portion)      38.7%     38.6%
Notes payable                                    1.9       4.9
Preferred stock                                  3.2       3.2
Common equity                                   56.2      53.3
Total                                          100.0%    100.0%

Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in the second quarter of 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be recorded, but not amortized. Further, goodwill will now be subject to a periodic assessment for impairment. LG&E and KU have no recorded goodwill and have no merger or acquisitions in progress. Therefore, the provisions of these new pronouncements were effective July 1, 2001, for LG&E and KU. Management does not expect adoption of these standards to have a material impact on the results of operations or financial position of LG&E or KU.

SFAS No. 143, Accounting for Asset Retirement Obligations was also issued in the second quarter of 2001. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in the third quarter of 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for these standards is 2002. The Companies are currently analyzing the provisions of the statements and cannot predict the impact these statements will have on operations and financial position.

The Financial Accounting Standards Board created the Derivatives Implementation Group (DIG) to provide guidance for implementation of SFAS No. 133. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG C16 will become effective in the second quarter of 2002. LG&E and KU have not determined what impact, if any, this DIG issue will have on their results of operations and financial position.

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings of LG&E's and KU's Annual Reports on form 10-K
For the year ended December 31, 2000 and to Part II herein - Item 1, Legal Proceedings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

LG&E and KU are exposed to market risks. Both operations are exposed to market risks from changes in interest rates and commodity prices. To mitigate changes in cash flows attributable to these exposures, the Companies have entered into various derivative instruments. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of its debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

The potential change in interest expense resulting from changes in base interest rates of the Companies' unswapped debt did not change materially in 2001. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially in 2001. The Company's exposure to market risks from changes in commodity prices remained immaterial in 2001.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2000: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition; Notes 3 and 12 of LG&E's Notes to Financial Statements under Item 8 and Notes 3 and 11 of KU's Notes to Financial Statements under Item 8. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

E.On - Powergen Transaction

On April 9, 2001, E.On AG announced a conditional offer to purchase all the common shares of Powergen plc, the indirect corporate parent of LG&E and KU. The transaction is subject to a number of conditions precedent, including the receipt of regulatory approvals from European and United States governmental bodies, in form satisfactory to the parties. Among the primary United States regulatory approvals are: the Kentucky Public Service Commission, the Virginia State Corporation Commission, the Securities and Exchange Commission, and the Federal Energy Regulatory Commission. The parties anticipate that these approvals may be received by early 2002 to permit completion of the transaction in spring 2002. However, there can be no assurance that such approvals will be obtained in form or timing sufficient for such dates.

Regulatory orders approving the E.ON transaction were received from the Kentucky Commission on August 6, 2001, from the Virginia State Corporation Commission on October 5, 2001, and the Federal Energy Regulatory Commission on October 11, 2001. On October 23, 2001, the Tennessee Regulatory Authority voted in an open hearing to approve the transaction with an affirmative order anticipated shortly.

Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  November 14, 2001        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 14, 2001        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)