Form 10-Q
period 2002-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2002-11-14
CIK 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2002


                                    or


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



                   Louisville Gas and Electric Company
      21,294,223 shares, without par value, as of October 31, 2002, all held by LG&E Energy Corp.

                        Kentucky Utilities Company
      37,817,878 shares, without par value, as of October 31, 2002, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                        TABLE OF CONTENTS

                             PART I

Item 1 Consolidated Financial Statements

          Louisville Gas and Electric Company and Subsidiary
            Statements of Income                                1
            Balance Sheets                                      2
            Statements of Cash Flows                            4
            Statements of Retained Earnings                     5
            Statements of Other Comprehensive Income            6

          Kentucky Utilities Company and Subsidiary
            Statements of Income                                7
            Balance Sheets                                      8
            Statements of Cash Flows                           10
            Statements of Retained Earnings                    11
            Statements of Other Comprehensive Income           12

          Notes to Consolidated Financial Statements           13

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                            21

Item 3 Quantitative and Qualitative Disclosures About
          Market Risk                                          29

Item 4 Controls and Procedures                                 31

                             PART II

Item 1 Legal Proceedings                                       33

Item 6 Exhibits and Reports on Form 8-K                        33

       Signatures                                              34

       Certifications                                          35

      Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                              (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                  2002       2001       2002        2001

OPERATING REVENUES (Note 7):
Electric                        $223,017   $206,228   $581,076   $557,891
Gas                               22,800     25,657    170,856    216,106
  Total operating revenue        245,817    231,885    751,932    773,997

OPERATING EXPENSES:
Fuel for electric generation      52,827     44,338    147,484    124,571
Power purchased                   15,322     15,566     60,967     59,651
Gas supply expenses               11,098     13,533    112,911    157,591
Non-recurring charges (Note 4)         -          -          -    144,385
Other operation expenses          51,269     39,441    154,486    111,122
Maintenance                       18,869     13,680     46,441     37,918
Depreciation and amortization
 (Note 4)                         28,196     26,344     79,363     77,183
Federal and state income taxes    22,083     25,821     43,655      5,639
Property and other taxes           4,501      4,070     13,815     12,953
 Total operating expenses        204,165    182,793    659,122    731,013

NET OPERATING INCOME              41,652     49,092     92,810     42,984

Other income - net                   156        360         90      1,718
Interest charges (Note 5)          7,604      9,182     22,497     30,080

NET INCOME                        34,204     40,270     70,403     14,622

Preferred stock dividends          1,075      1,110      3,189      3,628
NET INCOME AVAILABLE
  FOR COMMON STOCK              $ 33,129   $ 39,160   $ 67,214   $ 10,994


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                       Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS

                                                     Sept. 30,    Dec. 31,
                                                        2002        2001

UTILITY PLANT:
At original cost                                    $3,554,543 $3,423,037
Less:  reserve for depreciation                      1,449,059  1,381,874
 Net utility plant                                   2,105,484  2,041,163

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of Sept. 30, 2002
  and Dec. 31, 2001                                      1,415      1,176

CURRENT ASSETS:
Cash                                                    15,148      2,112
Accounts receivable -
  less reserve of $1,575 as of Sept. 30, 2002
  and Dec. 31, 2001 (Note 6)                            42,375     85,667
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              35,057     22,024
 Gas stored underground                                 49,516     46,395
  Other                                                 27,586     29,050
Prepayments and other                                    2,504      4,688
 Total current assets                                  172,186    189,936

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 6,146      5,921
Regulatory assets (Note 8)                             150,915    197,142
Other                                                   12,380     13,016
 Total deferred debits and other assets                169,441    216,079

Total assets                                        $2,448,526 $2,448,354

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                                (Unaudited)
                              (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                     Sept. 30,    Dec. 31,
                                                        2002        2001

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                      $  425,170 $  425,170
Additional paid-in capital                              40,000     40,000
Retained earnings                                      414,850    393,636
Accumulated other comprehensive income                 (25,972)   (19,900)
Other                                                     (836)      (836)
 Total common equity                                   853,212    838,070
Cumulative preferred stock                              95,140     95,140
Long-term debt (Notes 10 and 11)                       328,104    370,704
 Total capitalization                                1,276,456  1,303,914

CURRENT LIABILITIES:
Current portion of long-term debt                      288,800    246,200
Notes payable to parent                                129,153     94,197
Accounts payable                                        86,425    149,070
Accrued taxes                                           21,118     20,257
Accrued interest                                         4,045      5,818
Other                                                   14,463     12,840
 Total current liabilities                             544,004    528,382

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 307,489    298,143
Investment tax credit, in
 process of amortization                                55,589     58,689
Accumulated provision for pensions
 and related benefits                                  165,365    167,526
Customer advances for construction                      10,350      9,745
Regulatory liabilities (Note 8)                         54,906     65,349
Other                                                   34,367    16,606
 Total deferred credits and other liabilities          628,066    616,058

Total capital and liabilities                       $2,448,526 $2,448,354

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                             (Thousands of $)
                                                           Nine Months
                                                              Ended
                                                          September 30,
                                                        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   70,403  $  14,622
Items not requiring cash currently:
  Depreciation and amortization                         79,363     77,183
  Deferred income taxes - net                            7,748    (45,886)
  Investment tax credit - net                           (3,100)    (3,186)
   Non-recurring charges (Note 4)                            -    107,919
  Other                                                 33,595     11,977
Changes in current assets and liabilities              (63,348)     4,754
Changes in accounts receivable
 securitization-net (Note 6)                            32,200     37,900
Other                                                   13,662    (14,122)
 Net cash flows from operating activities              170,523    191,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                  (239)          -
Proceeds from sales of securities                            -      4,231
Construction expenditures                             (141,855)  (143,844)
 Net cash flows from investing activities             (142,094)  (139,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds (Note 10)          118,876     10,104
Retirement of pollution control bonds (Note 10)       (120,000)         -
Short-term borrowings                                  896,456     61,564
Repayment of short-term borrowings                    (861,500)  (121,000)
Payment of dividends                                   (49,225)    (3,885)
 Net cash flows from financing activities              (15,393)   (53,217)

CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS           13,036     (1,669)

CASH AND TEMPORARY CASH INVESTMENTS
  AT BEGINNING OF PERIOD                                 2,112      2,495

CASH AND TEMPORARY CASH INVESTMENTS
  AT END OF PERIOD                                  $   15,148  $     826

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                      $   46,925  $  16,517
  Interest on borrowed money                        $   22,523  $  25,554

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

            Louisville Gas and Electric Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                   Three Months            Nine Months
                               Ended September 30,     Ended September 30,

                                  2002       2001       2002        2001
Balance at beginning
 of period                      $404,721   $286,428   $393,636   $314,594
Net income                        34,204     40,270     70,403     14,622
Subtotal                         438,925    326,698    464,039    329,216

Cash dividends declared on stock:
5% cumulative preferred              269        269        807        807
Auction rate cumulative
 preferred                           439        474      1,281      1,720
$5.875 cumulative preferred          367        367      1,101      1,101
Common                            23,000          -     46,000          -
 Subtotal                         24,075      1,110     49,189      3,628

Balance at end of period        $414,850   $325,588   $414,850   $325,588

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
          Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                  2002        2001      2002         2001

Net income                       $34,204    $40,270    $70,403    $14,622

Cumulative effect of change in
 accounting principle - accounting
 for derivative instruments and
 hedging activities (Note 5)           -          -          -     (5,998)
Losses on derivative instruments
 and hedging activities (Note 5)  (7,691)    (4,663)   (10,121)    (5,721)

Other comprehensive income (loss)
  before tax                      (7,691)    (4,663)   (10,121)   (11,719)

Income tax benefit related to items
 of other comprehensive
  income (loss)                    3,076      1,865      4,049      4,688

Other comprehensive income       $29,589    $37,472    $64,331    $ 7,591

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                    Consolidated Statements of Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                  2002       2001       2002        2001


OPERATING REVENUES (Note 7)     $239,020   $216,370   $657,744   $647,522

OPERATING EXPENSES:
Fuel for electric generation      80,380     65,646    196,018    177,096
Power purchased                   31,873     31,139    112,844    116,046
Non-recurring charges (Note 4)         -          -          -     63,788
Other operation expenses          38,151     30,937    108,874     84,898
Maintenance                       12,439     14,143     39,385     41,663
Depreciation and amortization
 (Note 4)                         24,449     24,158     71,023     71,805
Federal and state
 income taxes                     17,011     16,236     38,759     21,606
Property and other taxes           3,689      3,857     11,565     12,289
 Total operating expenses        207,992    186,116    578,468    589,191

NET OPERATING INCOME              31,028     30,254     79,276     58,331

Other income - net                 5,466      1,284      8,789      5,698
Interest charges (Note 5)          5,409      5,198     19,871     23,740

NET INCOME before cumulative
 effect of accounting change      31,085     26,340     68,194     40,289

Cumulative effect of change in
 accounting for derivative
 instruments and hedging
 activities, net of tax                -          -          -        136

NET INCOME                        31,085     26,340     68,194     40,425

Preferred stock dividends            564        564      1,692      1,692

NET INCOME AVAILABLE
 FOR COMMON STOCK               $ 30,521   $ 25,776   $ 66,502   $ 38,733

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                       Consolidated Balance Sheets
                                (Unaudited)
                              (Thousands of $)

                                  ASSETS

                                                     Sept. 30,    Dec. 31,
                                                        2002        2001

UTILITY PLANT:
At original cost                                    $3,224,034 $3,064,220
Less:  reserve for depreciation                      1,528,492  1,457,754
 Net utility plant                                   1,695,542  1,606,466

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $129 as of Sept. 30, 2002
 and Dec. 31, 2001                                      13,766      9,629

CURRENT ASSETS:
Cash and temporary cash investments                      6,790      3,295
Accounts receivable - less reserve of $520
 as of Sept. 30, 2002, and Dec. 31, 2001 (Note 6)       54,605     45,291
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              33,981     43,382
 Other                                                  26,796     26,188
Prepayments and other                                    4,505      4,942
 Total current assets                                  126,677    123,098

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                 3,977      4,316
Regulatory assets (Note 8)                              52,821     66,467
Other                                                   26,686     16,926
 Total deferred debits and other assets                 83,484     87,709

Total assets                                        $1,919,469 $1,826,902

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                   Consolidated Balance Sheets (cont.)
                                (Unaudited)
                              (Thousands of $)

                      CAPITALIZATION AND LIABILITIES



                                                     Sept. 30,    Dec. 31,
                                                        2002        2001

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                      $  308,140 $  308,140
Additional paid-in capital                              15,000     15,000
Retained earnings                                      477,398    410,896
Accumulated other comprehensive income                       -      1,588
Other                                                     (595)      (595)
 Total common equity                                   799,943    735,029
Cumulative preferred stock                              40,000     40,000
Long-term debt (Note 10)                               347,839    434,506
 Total capitalization                                1,187,782  1,209,535

CURRENT LIABILITIES:
Current portion of long-term debt                      153,930     54,000
Notes payable to parent                                 87,690     47,790
Accounts payable                                        73,328     85,149
Dividends declared                                         188          -
Accrued taxes                                           12,655     20,520
Accrued interest                                         4,767      5,668
Other                                                   18,234     16,482
 Total current liabilities                             350,792    229,609

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income
 taxes                                                 240,001    239,204
Investment tax credit, in
 process of amortization                                 9,239     11,455
Accumulated provision for pensions
 and related benefits                                   77,445     91,235
Customer advances for construction                       1,492      1,526
Regulatory liabilities (Note 8)                         32,242     33,889
Other                                                   20,476     10,449
 Total deferred credits and other liabilities          380,895    387,758

Total capital and liabilities                       $1,919,469 $1,826,902

The accompanying notes are an integral part of these consolidated financial statements.

                Kentucky Utilities Company and Subsidiary
                  Consolidated Statements of Cash Flows
                              (Unaudited)
                             (Thousands of $)

                                                           Nine Months
                                                              Ended
                                                          September 30,
                                                        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  68,194  $  40,425
Items not requiring cash currently:
 Depreciation and amortization                          71,023     71,805
 Deferred income taxes - net                            (2,180)   (31,980)
 Investment tax credit - net                            (2,216)    (2,585)
 Non-recurring charges (Note 4)                              -     48,504
 Other                                                  18,358      5,489
Changes in current assets and liabilities              (23,631)   (20,671)
Changes in accounts receivable
 securitization-net (Note 6)                             4,900     30,000
Other                                                   (3,278)      (147)
 Net cash flows from operating activities              131,170    140,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                             (164,766)  (102,329)
 Net cash flows from investing activities             (164,766)  (102,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds (Note 10)           36,813          -
Retirement of pollution control bonds (Note 10)        (37,930)         -
Short-term borrowings                                  390,200    348,963
Repayment of short-term borrowings                    (350,300)  (385,912)
Payment of dividends                                    (1,692)    (1,692)
  Net cash flows from financing activities              37,091    (38,641)

CHANGE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                        3,495       (130)

CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF PERIOD                                     3,295        314

CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF PERIOD                                       $   6,790  $     184

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Income taxes                                       $  59,070  $  52,280
  Interest on borrowed money                         $  22,419  $  23,017

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

                Kentucky Utilities Company and Subsidiary
               Consolidated Statements of Retained Earnings
                               (Unaudited)
                             (Thousands of $)

                                   Three Months            Nine Months
                               Ended September 30,     Ended September 30,

                                  2002       2001       2002        2001

Balance at beginning
 of period                      $446,877   $360,195   $410,896   $347,238
Net income                        31,085     26,340     68,194     40,425
 Subtotal                        477,962    386,535    479,090    387,663

Cash dividends declared on stock:
4.75% preferred                      237        237        711        711
6.53% preferred                      327        327        981        981
 Subtotal                            564        564      1,692      1,692

Balance at end of period        $477,398   $385,971   $477,398   $385,971

The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                               (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                  2002       2001       2002        2001


Net income                       $31,085    $26,340    $68,194    $40,425

Cumulative effect of change in
  accounting principle-accounting
  for derivative instruments and
  hedging activities (Note 5)          -          -          -      2,647

Losses on derivative instruments
 and hedging activities (Note 5)  (4,475)         -     (2,647)         -

Other comprehensive income (loss)
  before tax                      (4,475)         -     (2,647)     2,647
Income tax benefit (expense)
  related to items of other
  comprehensive income (loss)      1,790          -      1,059     (1,059)

Other comprehensive income       $28,400    $26,340    $66,606    $42,013

The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                Notes to Consolidated Financial Statements
                               (Unaudited)

1. The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary ("LG&E" and "KU" or the "Companies"). The common stock of each of LG&E and KU is wholly-owned by LG&E Energy Corp. ("LG&E Energy"). In the opinion of management, the unaudited interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2001 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. On December 11, 2000, LG&E Energy was acquired by Powergen plc ("Powergen") for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. As a result of the acquisition, among other things, LG&E Energy became a wholly-owned indirect subsidiary of Powergen and, as a result, LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy continued their separate identities and continue to serve customers in Kentucky and Virginia under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction resulting in the utility operations' obligations to continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA. No costs associated with the Powergen acquisition nor any of the effects of purchase accounting have been reflected in the financial statements of LG&E or KU.

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

3. On April 9, 2001, a German company, E.ON AG ("E.ON"), announced a pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) to acquire Powergen. The final regulatory approval needed was received on June 14, 2002 from the SEC. Effective July 1, 2002, the acquisition of Powergen was completed by E.ON. Following this acquisition, LG&E and KU became indirect subsidiaries of E.ON and E.ON became a registered holding company under PUHCA, and subject to regulation thereunder. No costs associated with the E.ON acquisition nor any of the effects of purchase accounting have been reflected in the financial statements of LG&E or KU.

4. During the first quarter 2001, LG&E recorded a $144 million charge and KU recorded a $64 million charge for a workforce reduction program. Primary components of the charge were separation benefits, enhanced early retirement benefits, and health care benefits. The result of this workforce reduction was the net elimination of approximately 950 positions, accomplished primarily through a voluntary enhanced severance program.

   On June 1, 2001, LG&E and KU filed an application ("VDT case") with the Kentucky Public Service Commission (the "Kentucky Commission") to create a regulatory asset relating to these first quarter 2001 charges. The application requested permission to amortize these costs over a four-year period. The Kentucky Commission also opened a case to review a depreciation study and resulting depreciation rates implemented in 2001.

   LG&E and KU reached a settlement in the VDT case as well as the other cases involving depreciation rates and the Earnings Sharing Mechanism with all intervening parties. The settlement agreement was approved by the Kentucky Commission on December 3, 2001.

   The Kentucky Commission's December 3, 2001 order allowed LG&E to set up a regulatory asset of $141 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001. The first quarter charge of $144 million represented all employees who had accepted the voluntary enhanced severance program. Between the time of the original filing and the December 3, 2001 order, some employees rescinded their participation in the voluntary enhanced severance program, thereby decreasing the original charge from $144 million to $141 million. The settlement will also reduce revenues by approximately $26 million through a surcredit on bills to customers over the same five year period. The surcredit represents stipulated net savings LG&E anticipates realizing from implementation of best practices through the value delivery process. The agreement also established LG&E's new depreciation rates in effect retroactive to January 1, 2001. The new depreciation rates decreased depreciation expense by $5.6 million in 2001.

        The Kentucky Commission's December 3, 2001 order allowed KU to set up a regulatory asset of $54 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001. The first quarter charge of $64 million represented all employees who had accepted the voluntary enhanced severance program. Some employees rescinded their participation in the voluntary enhanced severance program and, along with the non-recurring charge of $6.9 million for FERC and Virginia jurisdictions, decreased the original charge from $64 million to $54 million. The settlement will also reduce revenues by approximately $11 million through a surcredit on bills to customers over the same five year period. The surcredit represents stipulated net savings KU anticipates realizing from implementation of best practices through the value delivery process. The agreement also established KU's new depreciation rates in effect retroactive to January 1, 2001. The new depreciation rates decreased depreciation expense by $6.0 million in 2001.

5.   Statement of Financial Accounting Standards ("SFAS") No. 133,
   Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that LG&E and KU must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 could increase the volatility in earnings and other comprehensive income. LG&E and KU adopted SFAS No. 133 on January 1, 2001. The effect of adopting this statement in 2001 resulted in a $3.6 million (net of tax of $2.4 million) decrease in other comprehensive income from a cumulative effect of change in accounting principle for LG&E and a $1.6 million (net of tax of $1.1 million) increase in other comprehensive income from a cumulative effect of change in accounting principle for KU.

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

   As of September 30, 2002, LG&E had fixed rate swaps covering $117,335,000 in notional amounts of variable rate debt and with fixed rates ranging from 4.184% to 5.495%. The average variable rate on the debt during the quarter and nine months ended September 30, 2002 was 1.38% and 1.44%. The swaps have been designated as cash flow hedges and expire on various dates from February 2003 through November 2020. The hedges were deemed to be fully effective resulting in a pretax loss for the quarter and nine months ended September 30, 2002 of $7.7 million and $10.1 million, respectively, recorded in Other Comprehensive Income. Upon expiration of these hedges, the amount recorded in Other Comprehensive Income will be reclassified into earnings. The amount expected to be reclassified from Other Comprehensive Income to earnings in the next twelve months is immaterial due to the long-term nature of the swaps.

        As of September 30, 2002, KU had variable rate swaps covering $153,000,000 in notional amounts of fixed rate debt. The average variable rate on these swaps during the quarter and nine months ended September 30, 2002 was 2.37% and 2.40%. The underlying debt has fixed rates ranging from 5.75% to 7.92%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter and nine months ended September 30, 2002, the effect of marking these financial instruments and the underlying debt to market resulted in pretax gains of $1.6 million and $1.2 million, respectively, recorded as a reduction in interest expense.

   The Financial Accounting Standards Board created the Derivatives Implementation Group ("DIG") to provide guidance for implementation of SFAS No. 133. DIG Issue C15, Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity was adopted in 2001 and had no impact on results of operations and financial position of the Companies. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG Issue C16 was effective in the second quarter of 2002. The adoption of DIG Issue C16 did not have a material impact on the financial position or results of operations of the Companies pursuant to regulatory treatment prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. LG&E recorded a mark to market liability and a corresponding regulatory asset of $0.2 million at September 30, 2002. KU recorded a mark to market asset and corresponding regulatory liability of $1.3 million at September 30, 2002. The notional amounts of these options as of September 30, 2002, is $5.0 million for LG&E and $9.8 million for KU.

6. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Companies adopted SFAS No. 140 in the first quarter of 2001, when LG&E and KU entered into accounts receivable securitization programs.

   On February 6, 2001, LG&E and KU implemented an accounts receivable securitization program. The purpose of this program is to enable the utilities to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital. The securitization program allows for a percentage of eligible receivables to be sold. Eligible receivables are generally all receivables associated with retail sales that have standard terms and are not past due. LG&E and KU are able to terminate these programs at any time without penalty. If there is a significant deterioration in the payment record of the receivables by retail customers or if the Companies fail to meet certain covenants of the program, the program may terminate at the election of the financial institutions. In this case, payments from retail customers would first be used to repay the financial institutions participating in the program, and would then be available for use by the Companies.

   As part of the program, LG&E and KU sold retail accounts receivables to wholly owned subsidiaries, LG&E Receivables LLC ("LG&E R") and KU Receivables LLC ("KU R"). Simultaneously, LG&E R and KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R and KU R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser. The effective cost of the receivables programs is comparable to the Companies' lowest cost source of capital, and is based on prime rated commercial paper. LG&E and KU retain servicing rights of the sold receivables through separate servicing agreements with the third party purchasers. LG&E and KU have obtained opinions from independent legal counsel indicating these transactions qualify as true sales of receivables. As of September 30, 2002 and December 31, 2001, LG&E's outstanding program balances were $74.2 million and $42.0 million, respectively, and KU's balances were $50.0 million and $45.1 million, respectively.

        The allowance for doubtful accounts associated with the eligible securitized receivables was $1.5 million for LG&E and $0.5 million for KU for both September 30, 2002 and December 31, 2001. Charge offs were immaterial for LG&E and KU. Management believes that the risk of uncollectibility associated with the sold receivables is minimal.

7. External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and nine months ended September 30, 2002, follow (in thousands of $):

                   Three Months Ended September 30, 2002
                                                         Net
                                                       Income/
                                                       (Loss)
                                            Inter-      Avail.
                               External    segment       For
                               Revenues   Revenues  Common Stock

   LG&E electric                $218,201   $  4,816   $ 37,501
   LG&E gas                       22,800          -     (4,372)
    Total                       $241,001   $  4,816   $ 33,129

   KU electric                  $232,738   $  6,283   $ 30,521



                   Nine Months Ended September 30, 2002
                                                         Net
                                                       Income/
                                                       (Loss)
                                            Inter-      Avail.
                               External    segment        For
                               Revenues   Revenues  Common Stock

   LG&E electric                $553,357   $ 27,719   $ 64,572
   LG&E gas                      170,856          -      2,642
    Total                       $724,213   $ 27,719   $ 67,214

   KU electric                  $628,585   $ 29,159   $ 66,502

   External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and nine months ended September 30, 2001, follow (in thousands of $):


                   Three Months Ended September 30, 2001
                                                          Net
                                                       Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues  Common Stock

   LG&E electric              $  199,740  $   6,488   $ 41,139
   LG&E gas                       25,657          -     (1,979)
    Total                     $  225,397  $   6,488   $ 39,160

   KU electric                $  208,263  $   8,107   $ 25,776


                   Nine Months Ended September 30, 2001
                                                         Net
                                                       Income/
                                                       (Loss)
                                            Inter-     Avail.
                               External    segment        For
                               Revenues   Revenues  Common Stock

   LG&E electric              $  535,574  $  22,317  $  24,564
   LG&E gas                      216,106          -    (13,570)
    Total                     $  751,680  $  22,317  $  10,994

   KU electric                $  623,873  $  23,649  $  38,733

8. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of September 30, 2002 and December 31, 2001 (in thousands of $):

                        Louisville Gas and Electric
                                                           (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2002        2001

   REGULATORY ASSETS:
   VDT costs                                         $105,029   $127,529
   Unamortized loss on bonds                           17,695     17,902
   Gas supply adjustments due from customers           15,167     30,135
   Gas performance based ratemaking                     4,957      7,708
   LG&E/KU merger costs                                 2,722      5,444
   One utility costs                                    1,626      3,643
   Demand-side management                               1,885      2,719
   Manufactured gas sites                               1,834      2,062
        Total                                         150,915    197,142

   REGULATORY LIABILITIES:
   Deferred income taxes - net                         47,105     48,703
   Gas supply adjustments due to customers              6,392     15,702
   Other                                                1,409        944
       Total                                         $ 54,906   $ 65,349



                            Kentucky Utilities
                                                           (Unaudited)
                                                     Sept. 30,    Dec. 31,
                                                        2002        2001

   REGULATORY ASSETS:
   VDT costs                                          $40,186    $48,811
   Unamortized loss on bonds                            6,693      6,142
   LG&E/KU merger costs                                 3,070      6,139
   One utility costs                                    1,746      4,365
   Other                                                1,126      1,010
        Total                                          52,821     66,467

   REGULATORY LIABILITIES:
   Deferred income taxes - net                         29,896     32,872
   Mark to market coal supply option contracts          1,314          -
   Other                                                1,032      1,017
        Total                                         $32,242    $33,889

9. SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued during 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for SFAS No. 144 was January 1, 2002 and SFAS No. 143 is January 1, 2003. SFAS No. 144 had no impact on the financial position or results of operations of LG&E or KU. Management is currently conducting an analysis and review of SFAS No. 143 and the recently released FERC Notice of Proposed Rulemaking No. RM02-7, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations (NOPR RM02-7). Although a final determination has not been made, management believes there will be no material impact on the financial position or results of operations pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

   SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections was issued in the second quarter 2002. The rescinded pronouncements were as follows: SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements; and, SFAS No. 13, Accounting for Leases. The provisions related to SFAS No. 13 were effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption of this standard will not have a material impact on financial position or results of operations of the Companies.

   SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Companies do not expect the adoption of this standard to have an impact on financial position or results of operations of the Companies.

   The Company adopted EITF No. 98-10, Accounting for Energy Trading and Risk Management Activities, effective January 1, 1999. This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement. In October 2002, the Emerging Issues Task Force reached a consensus to rescind EITF 98-10. The effective date for the full rescission will be for fiscal periods beginning after December 15, 2002. With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133 must be restated to historical cost through a cumulative effect adjustment. The Companies do not expect the rescission of this standard to have a material impact on financial position or results of operations of the Companies.

   SFAS No. 147, Acquisitions of Certain Financial Institutions was issued
   in November 2002.   This standard provides guidance on the accounting
   for the acquisition of a financial institution. SFAS No. 147 had no impact on the financial position or results of operations of LG&E or KU.

10.On October 23, 2002, LG&E refinanced its pollution control series R bond with a variable rate bond of the same $41.665 million principal amount. The interest rate on the new bond will be reset every 35 days via an auction process. The new bonds are secured by first mortgage bonds and by bond insurance. The new bonds will mature on October 1, 2032.

   On October 3, 2002, KU refinanced its pollution control series 8 bond with a variable rate bond of the same $96 million principal amount. The interest rate will be reset every 35 days via an auction process. The bonds are secured by first mortgage bonds and by bond insurance. The new bonds will mature on October 1, 2032.

   On May 23, 2002 KU refinanced its pollution control series 1B, 2B, 3B, and 4B bonds, totaling $37.9 million. The new bonds, series 12, 13, 14 and 15 are due in February 2032 and bear interest at a variable rate. The new bonds are secured by first mortgage bonds and have the same principal amount as the prior bonds. The variable rate will be established by the remarketing agent based on conditions in the tax-exempt debt market.

   On March 22, 2002, LG&E refinanced two $35 million unsecured pollution control bonds due November 1, 2027. The replacement variable rate bonds are secured by first mortgage bonds and will mature November 1, 2027. The variable rate will be established by the remarketing agent taking into account market conditions in the commercial paper market.

   On March 6, 2002, LG&E refinanced $22.5 million and $27.5 million in unsecured pollution control bonds, both due September 1, 2026. The replacement bonds, due September 1, 2026, are variable rate bonds and are secured by first mortgage bonds. The variable rate will be established by the remarketing agent taking into account market conditions in the commercial paper market.

11.As of June 30, 2002, LG&E Energy owned $104.6 million in varying portions of LG&E's outstanding variable rate pollution control bonds. The bonds were acquired during May 2002 by LG&E Energy as an investment and were sold in their entirety during the first half of July 2002 to unaffiliated third parties.

12.In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's consolidated financial position or results of operations, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and nine month periods ended September 30, 2002 and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy and fuel industry or markets; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including Exhibit No.
99.01 to their Annual Report on Form 10-K for year ended December 31, 2001.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

            Three Months Ended September 30, 2002, Compared to
                  Three Months Ended September 30, 2001


LG&E Results:


LG&E's net income decreased $6.1 million for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. Higher electric retail sales were offset by amortization expenses associated with LG&E's workforce reduction program (See Note 4) and increased repairs to steam production and gas distribution systems.

A comparison of LG&E's revenues for the quarter ended September 30, 2002, with the quarter ended September 30, 2001, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                       $ 9,235    $(4,542)
 Environmental cost recovery surcharge                   4,233          -
 Demand side management cost recovery                      723         39
 LG&E/KU merger surcredit                               (1,093)         -
 Value delivery surcredit                                 (411)       (26)
 Variation in sales volume, etc.                        10,905       (167)

 Total retail sales                                     23,592     (2,696)

Wholesale sales                                         (7,970)         -
Gas transportation - net                                     -         19
Other                                                    1,167       (180)

  Total                                                $16,789    $(2,857)

Electric revenues increased primarily because of an increase in retail sales partially offset by a decrease in wholesale sales. The decrease in wholesale sales is attributable to lower sales volumes ($12.2 million), partially offset by an increase in wholesale sales prices ($4.2 million). The retail sales increase was due in part to warmer weather experienced this period. Cooling degree days increased 26% for the three months ended September 2002 as compared to three months ended September 2001.

Fuel for electric generation and gas supply expenses comprise a large portion of LG&E's total operating expenses. LG&E's electric and gas rates contain a Fuel Adjustment Clause and a Gas Supply Clause, respectively, whereby increases or decreases in the cost of fuel and gas supply may be reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $8.5 million (19%) for the quarter because of an increase in the cost of coal burned ($10.9 million), offset by a decrease in quantity of coal burned ($2.4 million). Gas supply expenses decreased $2.4 million (18%) due to a decrease in net gas supply cost ($2.8 million), partially offset by an increase in the volume of retail gas delivered to the distribution system ($.4 million).

Other operation expenses increased $11.8 million (30%) in 2002, as compared to 2001, primarily due to amortization expenses associated with LG&E's workforce reduction program ($7.5 million), increased costs for pension expenses ($1.3 million) and increased electric transmission expenses ($2.0 million). Transmission expenses increased during 2002, primarily as a result of the Company joining the Midwest Independent System Operators
(MISO) to meet regulatory requirements for regional transmission.

Maintenance expenses increased $5.2 million (38%) in 2002 primarily due to increased outages at the steam production plants ($3.1 million) and gas main repairs ($2.1 million).

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the three months ended September follows:

Effective rate                                 Sept. 2002    Sept. 2001
Statutory federal income tax rate                35.0%        35.0%
State income taxes net of federal benefit         5.5%         5.4%
Amortization of investment tax credit & R&D      (1.8)%       (1.6)%
Other differences                                (0.1)%       (0.3)%
Effective income tax rate                        38.6%        38.5%

Interest charges decreased $1.6 million (17%) due to lower interest rates on variable rate long-term debt ($1.4 million) and a decrease in interest associated with the accounts receivable securitization program ($.2 million). (See Note 10.) The weighted average interest rate on variable-rate tax-exempt debt for the three months ended September 30, 2002 was 1.42%, compared to 3.02% for the comparable period in 2001.


KU Results:

KU's net income increased $4.7 million for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. The increase was primarily due to increased retail electric revenues and increased equity earnings from a minority interest partially offset by increased operation expense.

A comparison of KU's revenues for the quarter ended September 30, 2002, with the quarter ended September 30, 2001, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                             $ 8,864
 Environmental cost recovery surcharge                   1,238
 Demand side management cost recovery                      274
 LG&E/KU merger surcredit                                (480)
 Value delivery surcredit                                (189)
 Variation in sales volume, etc.                        16,291

 Total retail sales                                     25,998

Wholesale sales                                        (4,863)
Other                                                   1,515

Total                                                 $22,650

Electric revenues increased primarily due to an increase in retail sales. Cooling degree days increased 36% for the quarter ended September 30, 2002 compared to the same period in 2001.

Fuel for electric generation comprises a large portion of KU's total operating expenses. KU's electric rates contain a Fuel Adjustment Clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Public Service Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $14.7 million (22%) for the quarter due to an increase in the cost of coal burned ($13.4 million) and an increase in volume burned ($1.3 million).

Other operation expenses increased $7.2 million (23%) compared to 2001, primarily due to amortization expenses associated with KU's workforce reduction program ($2.8 million), increased operation of the electric transmission system primarily resulting from increased MISO costs ($2.6 million), increased property insurance ($0.8 million), and claims ($0.7 million).

Maintenance expenses decreased $1.7 million (12%) primarily due to decreased maintenance of steam production plant ($1.3 million).

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the three months ended September follows:

Effective rate                                 Sept. 2002    Sept. 2001
Statutory federal income tax rate                35.0%        35.0%
State income taxes net of federal benefit         4.9%         5.6%
Amortization of investment tax credit & R&D      (1.6)%       (2.1)%
Other differences                                (4.3)%       (1.2)%
Effective income tax rate                        34.0%        37.3%

The change in other differences is due to higher dividends received deduction related to the increased earnings from KU's equity earnings from a minority interest.

Other income-net increased $4.2 million as a result of increased earnings from KU's equity earnings from a minority interest. The increased earnings are due to the gain on the sale of emissions allowances.

Interest charges increased $.2 million (4%) for the third quarter 2002 compared to the third quarter 2001 due to higher intercompany balances, partially offset by lower rates on variable rate debt. (See Note 10.) The weighted average interest rate on variable-rate tax-exempt debt for the three months ended September 30, 2002 was 1.57%, compared to 2.62% for the comparable period in 2001.

            Nine Months Ended September 30, 2002, Compared to
                   Nine Months Ended September 30, 2001


LG&E Results:


LG&E's net income increased $55.8 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, primarily because of a non-recurring charge of $86.1 million, net of tax, for LG&E's workforce reduction program incurred in 2001. Excluding this one-time charge, LG&E's net income would have decreased $30.3 million primarily due to amortization expenses associated with LG&E's workforce reduction program (See Note 4) and higher transmission and pension expenses, partially offset by lower interest expense.

A comparison of LG&E's revenues for the nine months ended September 30, 2002, with the nine months ended September 30, 2001, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                       $12,939   $(60,700)
 Environmental cost recovery surcharge                   7,918          -
 Demand side management cost recovery                      926        721
 LG&E/KU merger surcredit                               (2,127)         -
 Value delivery surcredit                                 (922)      (196)
 Variation in sales volume, etc.                        20,681       5,173

 Total retail sales                                     39,415     (55,002)

Wholesale sales                                        (18,794)      9,978
Gas transportation - net                                     -          94
Other                                                    2,564        (320)

  Total                                                $23,185    $(45,250)

Electric revenues increased primarily because of an increase in sales to retail customers, partially offset by decreased wholesale sales. The increase in retail sales was due in part to warmer weather experienced in the period. Cooling degree days increased 20% for the nine months ended September 2002 as compared to the nine months ended September 2001. Wholesale sales decreased due to lower market prices ($21.9 million) partially offset by increased volume sold ($3.1 million). Gas revenues decreased primarily as a result of lower gas supply costs billed to customers through the gas supply clause.

Fuel for electric generation increased $22.9 million (18%) for the nine months because of an increase in the cost of coal burned ($23.8 million) partially offset by a decrease in quantity of coal burned ($.9 million). Gas supply expenses decreased $44.7 million (28%) due to a decrease in net gas supply cost ($47.4 million), and a decrease in the volume of retail gas delivered to the distribution system ($5.2 million), partially offset by increased wholesale gas expenses ($7.9 million).

The decrease in non-recurring charges of $144.4 million ($86.1 million after tax) is due to the costs associated with LG&E's workforce reduction initiative which were recorded in the first quarter of 2001 (See Note 4).

Other operation expenses increased $43.4 million (39%) in 2002, compared to 2001, primarily due to amortization expenses associated with LG&E's workforce reduction program ($22.5 million), increased costs for electric transmission primarily resulting from increased MISO costs ($7.8 million), pension expenses ($5.8 million), and property insurance ($1.7 million).

Maintenance expenses increased $8.5 million (22%) in 2002 primarily due to increased repairs to steam production ($4.7 million) and maintenance to the gas distribution system ($2.7 million).

Other income-net decreased $1.6 million in 2002 primarily due to an increase in non-utility expenses ($0.8 million) and an increase in the tax provision related to other income ($0.8 million).

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the nine months ended September 30 follows:

Effective rate                                 Sept. 2002    Sept. 2001
Statutory federal income tax rate                35.0%        35.0%
State income taxes net of federal benefit         5.3%         5.0%
Amortization of investment tax credit & R&D      (2.8)%      (17.9)%
Other differences                                (0.1)%       (4.1)%
Effective income tax rate                        37.4%        18.0%

The amortization of investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the nine months ended September 30, 2001 (resulting from the workforce reduction charge) caused the percentage changes to be greater.

Interest charges decreased $7.6 million (25%) due to lower interest rates on variable rate long term debt ($5.1 million), a decrease in interest on debt to parent company ($1.0 million), and a decrease in interest associated with the accounts receivable securitization program ($1.8 million). (See Note 10.) The weighted average interest rate on variable-rate tax-exempt debt for the nine months ended September 30, 2002 was 1.58%, compared to 3.82% for the comparable period in 2001.

KU Results:

KU's net income increased $27.8 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The increase was primarily due a non-recurring charge of $38.0 million, net of tax, made in the first quarter of 2001 for costs associated with KU's workforce reduction program. Excluding this one-time charge, net income decreased $10.2 million, due largely to increased operation expenses, partially offset by increased equity earnings from a minority interest and lower interest expense.

A comparison of KU's revenues for the nine months ended September 30, 2002, with the nine months ended September 30, 2001, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                               $18,223
 Environmental cost recovery surcharge                   3,781
 Demand side management cost recovery                    1,570
 LG&E/KU merger surcredit                               (2,641)
 Value delivery surcredit                                 (527)
 Variation in sales volume, etc.                        21,073

 Total retail sales                                     41,479

Wholesale sales                                        (35,913)
Other                                                    4,656

Total                                                  $10,222

Electric revenues increased primarily due to an increase in sales to retail customers, partially offset by decreased wholesale sales. The decrease in wholesale sales is primarily due to lower prices ($14.7 million) and a decrease in volume sold ($21.2 million). The increase in retail sales is due to an increase in cooling degree days of 25%.

Fuel for electric generation increased $18.9 million (11%) for the nine months due to an increase in the cost of coal burned ($26.2 million) partially offset by a decrease of volume burned ($7.3 million)

Non-recurring charges decreased $63.8 million ($38.0 million after tax). These costs were due to KU's workforce reduction program which were recorded in the first quarter of 2001 (See Note 4).

Other operation expenses increased $24.0 million (28%) compared to 2001, primarily due to amortization expenses associated with KU's workforce reduction program ($10.7 million), higher pension expenses ($2.0 million), property insurance ($2.0 million) and outside services ($2.4 million), and higher costs for electric transmission primarily resulting from increased MISO costs ($6.0 million).

Other income-net increased $3.1 million (54%) in 2002 primarily due to increased earnings from KU's equity earnings from a minority interest ($4.6 million), partially offset by a gain on disposition of property in 2001 of $1.3 million. The increased equity earnings in 2002 are due to the gain on the sale of emissions allowances.

A reconciliation of differences between the U.S. statutory federal income tax rate and effective income tax rate for the nine months ended September follows:

Effective rate                                 Sept. 2002    Sept. 2001
Statutory federal income tax rate                35.0%        35.0%
State income taxes net of federal benefit         5.7%         6.2%
Amortization of investment tax credit & R&D      (2.6)%       (4.4)%
Other differences                                (3.6)%       (4.2)%
Effective income tax rate                        34.5%        32.6%

Interest charges decreased $3.9 million (16%) for the first nine months of 2002 as compared to the nine months of 2001 primarily due to lower rates on variable rate debt ($2.9 million) (see Note 10) and a decrease in interest associated with the accounts receivable securitization program ($1.0 million). The weighted average interest rate on variable-rate tax-exempt debt for the nine months ended September 30, 2002 was 1.66%, compared to 3.37% for the comparable period in 2001.

Liquidity and Capital Resources

LG&E's and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Internal and external lines of credit, the accounts receivable securitization programs, and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the nine months ended September 30, 2002 for LG&E and KU amounted to $141.8 million and $164.8 million, respectively. Such expenditures related primarily to construction to meet nitrogen oxide
(NOx) emission standards and the acquisition of new combustion turbines to meet peak power demands. The expenditures were financed with internally generated funds, intercompany loans from affiliates, and accounts receivable securitization program funds. Also, common stock dividends of $46 million were paid by LG&E. See Note 6 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's and KU's cash and temporary cash investment balance increased $13.0 million and $3.5 million, respectively during the nine months ended September 30, 2002. The increases reflect cash flows from operations and short-term borrowings, partially offset by construction expenditures and LG&E's common dividend payments.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable at LG&E resulted primarily from the increased sale of accounts receivable through the accounts receivable securitization program. The increase in accounts receivable for KU resulted primarily from seasonal fluctuations, increased intercompany receivables partially offset by the increased sale of accounts receivable through the accounts receivable securitization program. (See Note 6 of Notes to Financial Statements). The increase in fuel inventory at LG&E resulted from reduced fuel consumption due to outages and increased pricing. The decrease in the fuel inventory at KU resulted from seasonal fluctuations partially offset by increased pricing.

LG&E and KU participate in a money pool whereby LG&E Energy can make funds available to LG&E and KU at market-based rates up to $400 million for LG&E and $250 million for KU. LG&E Energy maintains a facility of $200 million with a Powergen subsidiary to ensure funding availability for the money pool. There was no balance outstanding under the Powergen line of credit as of September 30, 2002 and no outstanding commercial paper program balance. LG&E Energy has provided loans to LG&E and KU through the money pool that total $129.2 million and $87.7 million, respectively, as of September 30, 2002. These borrowings carried an interest rate based on an index of highly rated commercial paper issuers as of the prior month end of 1.71% at September 30, 2002.

On March 6, 2002, LG&E refinanced $22.5 million and $27.5 million unsecured pollution control bonds, both due September 1, 2026. The replacement bonds, due September 1, 2026, are variable rate bonds and are secured by first mortgage bonds.

On March 22, 2002, LG&E refinanced two $35 million unsecured pollution control bonds due November 1, 2027. The replacement variable rate bonds are secured by first mortgage bonds and will mature November 1, 2027.

On May 23, 2002 KU refinanced pollution control series 1B, 2B, 3B, and 4B bonds, totaling $37.9 million. The new bonds, series 12, 13, 14 and 15 are due in February 2032 and bear interest at a variable rate. The new bonds are secured by first mortgage bonds and have the same principal amount as the prior bonds.

On October 3, 2002, KU refinanced its pollution control series 8 bond with a variable rate bond of the same $96 million principal amount. The bonds are secured by first mortgage bonds and by bond insurance. The new bonds will mature on October 1, 2032.

On October 23, 2002, LG&E refinanced it pollution control series R bond with a variable rate bond of the same $41.667 million principal amount. The new bonds are secured by first mortgage bonds and by bond insurance. The new bonds will mature on October 1, 2032.

As of June 30, 2002, LG&E Energy owned $104.6 million in varying portions of LG&E's outstanding variable rate pollution control bonds. The bonds were acquired during May 2002 by LG&E Energy as an investment and were sold in their entirety during the first half of July 2002 to unaffiliated third parties.


LG&E's security ratings as of October 8, 2002, were:

                                       Moody's     S&P     Fitch

     First mortgage bonds                A1        A         A+
     Preferred stock                     Baa1      BBB       A-
     Commercial paper                    P-1       A-2       F-1

KU's security ratings as of October 8, 2002, were:

                                       Moody's     S&P     Fitch

     First mortgage bonds                A1        A         A+
     Preferred stock                     Baa1      BBB       A-
     Commercial paper                    P-1       A-2       F-1

During the third quarter S&P raised the ratings of LG&E and KU by one notch and assigned a stable outlook to all of the ratings. Moody's and Fitch confirmed the ratings of LG&E and KU during the quarter and assigned a stable outlook to the ratings.

These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at September 30, 2002, and December 31, 2001, follow:


                                             Sept. 30,  Dec. 31,
                                                2002      2001

Long-term debt (including current portion)      36.4%     37.5%
Notes payable                                    7.6       5.7
Preferred stock                                  5.6       5.8
Common equity                                   50.4      51.0
Total                                          100.0%    100.0%

KU's capitalization ratios at September 30, 2002, and December 31, 2001, follow:

                                             Sept. 30,  Dec. 31,
                                                2002      2001

Long-term debt (including current portion)      35.1%     37.2%
Notes payable                                    6.1       3.6
Preferred stock                                  2.8       3.1
Common equity                                   56.0      56.1
Total                                          100.0%    100.0%


New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were issued during 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144, among other provisions, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. The effective implementation date for SFAS No. 144 was January 1, 2002 and SFAS No. 143 is January 1, 2003. SFAS No. 144 had no impact on the financial position or results of operations of LG&E or KU. Management is currently conducting an analysis and review of SFAS No. 143 and the recently released FERC Notice of Proposed Rulemaking No. RM02-7, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations (NOPR RM02-7). Although a final determination has not been made, management believes there will be no material impact on the financial position or results of operations pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

The Financial Accounting Standards Board created the Derivatives Implementation Group ("DIG") to provide guidance for implementation of SFAS No. 133. DIG Issue C15, Normal Purchases and Normal Sales Exception for Option Type Contracts and Forward Contracts in Electricity was adopted in 2001 and had no impact on results of operations and financial position of the Companies. DIG Issue C16, Applying the Normal Purchase and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract, was cleared in the third quarter 2001 and stated that option contracts do not meet the normal purchases and normal sales exception and should follow SFAS No. 133. DIG Issue C16 was effective in the second quarter of 2002. The adoption of DIG Issue C16 did not have a material impact on the financial position or results of operations of the Companies pursuant to regulatory treatment prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. LG&E recorded a mark to market liability and a corresponding regulatory asset of $0.2 million at September 30, 2002. KU recorded a mark to market asset and corresponding regulatory liability of $1.3 million at September 30, 2002. The notional amounts of these options, as of September 30, 2002, is $5.0 million for LG&E and $9.8 million for KU.

SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections was issued in the second quarter 2002. The rescinded pronouncements were as follows: SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements; and, SFAS No. 13, Accounting for Leases. The provisions related to SFAS No. 13 were effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The adoption of this standard will not have a material impact on financial position or results of operations of the Companies.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Companies do not expect the adoption of this standard to have an impact on financial position or results of operations of the Companies.

The Company adopted EITF No. 98-10, Accounting for Energy Trading and Risk Management Activities, effective January 1, 1999. This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement. In October 2002, the Emerging Issues Task Force reached a consensus to rescind EITF 98-10. The effective date for the full rescission will be for fiscal periods beginning after December 15, 2002. With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133 must be restated to historical cost through a cumulative effect adjustment. The Companies do not expect the rescission of this standard to have a material impact on financial position or results of operations of the Companies.

SFAS No. 147, Acquisitions of Certain Financial Institutions was issued in November 2002. This standard provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 had no impact on the financial position or results of operations of LG&E or KU.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings, and Notes 12 (LG&E) and 11 (KU) to the financial statements contained in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2001 and to Part II -
Item 1, Legal Proceedings herein.

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

The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to Company policy, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

The potential change in interest expense resulting from changes in base interest rates of the Companies' unswapped debt did not change materially during the first nine months of 2002. However, during October 2002, KU refinanced a $96 million bond at a floating rate and LG&E refinanced a $41.665 million bond at a floating rate. The interest rates on the new bonds will be reset every 35 days via an auction process. Prior to the refinancing, the LG&E bond had been at a 6.55% fixed rate and the KU bond had been at a 7.45% fixed rate. The potential changes in the fair values of the Company's interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the first nine months of 2002.

The Companies have entered into fuel purchase contracts that contain options which allow the Companies to purchase additional tons of coal, as needed, or purchase less coal than contractually required, as needed. The potential changes resulting from variations in coal commodity prices of the Companies' coal supply contracts containing option features were not material during the first nine months of 2002. The Companies' exposure to market risks from changes in commodity prices were immaterial during the first nine months of 2002.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plan. The market value of LG&E and KU plan assets has been affected by declines in the equity market since the beginning of this fiscal year. As a result, at December 31, 2002, LG&E and KU could be required to recognize an additional minimum liability as prescribed by SFAS No. 87 Employers' Accounting for Pensions. The liability would be recorded as a reduction to other comprehensive income, and would not affect net income for 2002. The amount of the liability, if any, will depend upon the asset returns experienced in 2002 and contributions made by LG&E and KU to the plan during 2002. Also, pension cost and cash contributions to the plans could increase in future years without a substantial recovery in the equity markets. If the fair value of the plan assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the consolidated balance sheet.

The combination of poor market performance and historically low corporate bond rates has created a divergence in the potential value of the pension liability and the actual value of the pension assets. These conditions could result in an increase in LG&E's and KU's funded accumulated benefit obligation and future pension expense. The primary assumptions that drive the value of the unfunded accumulated benefit obligation are the discount rate and expected return on plan assets.

The value of the pension assets as of December 31, 2001, was $234 million and $217 million, for LG&E and KU, respectively. The value of the accumulated benefit obligation as of December 31, 2001, was $352 million and $224 million, for LG&E and KU, respectively. As of September 30, 2002, the asset values were approximately $191 million and $176 million for LG&E and KU, respectively. This decline is a result of the conditions mentioned above. A one-percentage point increase or decrease in the assumed discount rate could have approximately a negative or positive $36 million and $26 million impact to the accumulated benefit obligation of LG&E and KU, respectively. LG&E and KU are currently unable to determine the impact of these changes until an updated actuarial valuation of the pension liability is performed, and asset value is determined, as of December 31, 2002. If LG&E and KU elect not to make a contribution to plan assets equal to the unfunded accumulated benefit obligation, there could be an adjustment to other comprehensive income.

Energy Trading & Risk Management Activities

LG&E and KU conduct energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity. Certain energy trading activities are currently accounted for on a mark-to-market basis in accordance with EITF 98-10 Accounting for Contracts Involved in Energy Trading and Risk Management Activities, SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities. Wholesale sales of excess asset capacity and wholesale purchases are treated as normal sales and purchases under SFAS No. 133 and SFAS No. 138 and are not marked to market.

The table below summarizes both LG&E and KU's energy trading and risk management activities during quarter and nine months ended September 30, 2002 (in thousands of $), as trading volumes are evenly divided between the two regulated utilities.

                                                Quarter           Nine
                                                 ended        Months ended
                                             Sept. 30, 2002  Sept. 30, 2002
Fair value of contracts at beginning of period,
  net asset/(liability)                           $  26           $(186)
  Fair value of contracts when entered into
    during the period                                (5)            (62)
  Contracts realized or otherwise settled
    during the period                                 6             341
   Changes in fair value due to changes
   in assumptions                                  (193)           (259)
Fair value of contracts at end of period,
  net asset/(liability)                           $(166)          $(166)

No changes to valuation techniques for energy trading and risk management activities occurred during 2002. All contracts outstanding at September 30, 2002 have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers. The Companies do not expect the rescission of EITF 98-10 will have a material impact on valuation techniques for energy trading and risk management activities.

LG&E and KU maintain policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies. As of September 30, 2002, 88% of the trading and risk management commitments were with counterparties rated BBB- equivalent or better.

Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. During the 90 day period preceding the filing of this report, LG&E and KU conducted an evaluation of such controls and procedures under the supervision and the participation of the companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO are of the conclusion that the companies' disclosure controls and procedures are effective.

With respect to LG&E's and KU's internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's (A) respective combined Annual Report on Form 10-K for the year ended December 31, 2001: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Notes 3, 12 and 16 of LG&E's Notes to Financial Statements under Item 8 and Notes 3, 11 and 14 of KU's Notes to Financial Statements under Item 8 and (B) respective combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002: Item I of Part II, Legal Proceedings. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

LG&E Employment Discrimination Case

As previously disclosed, complaints were filed against LG&E and certain related and unrelated parties whereby approximately 30 employees or former employees claimed past and current instances of employment discrimination. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs' claims.
In October 2002, following discussions among plaintiffs' representatives and LG&E as defendant, further amended complaints were filed in this case involving claims by certain current or former employees of instances of employment discrimination. The amended complaints establish the population of named plaintiffs, delete the prior request for class certification, delete the prior naming of LG&E's president as a defendant and reduce the named damage amount to $100 million. Discovery has commenced in the matter, as well as required mediation or administrative review, including before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed on any claims reviewed. LG&E intends to defend itself vigorously in the action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

Combustion Turbine Litigation

In September 2002, LG&E and KU, or their affiliates, filed a further amended complaint in litigation in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.) ("Alstom") regarding two combustion turbines supplied by Alstom during 1999, installed at KU's E.W. Brown generating plant and now jointly owned by LG&E and KU. The original purchase price for the turbines was approximately $91.8 million. The suit presents warranty, negligence, misrepresentation and fraud and other claims relating to numerous operational defects or deficiencies of the turbines and various damages incurred by LG&E and KU in connection therewith. LG&E and KU have requested rescission of the contract and recovery of all expenditures relating to the turbines. In the alternative to rescission, LG&E and KU have requested relief for amounts incurred or expended to date in connection with operational repairs, cover damages or liquidated damages and other costs, with possible further damages and interest to be proven at trial. The matter is currently in discovery with a trial presently scheduled for the third quarter of 2003.

Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

On August 14, 2002 LG&E and KU filed a Current Report on Form 8-K, submitting certifications of the Chairman, President and Chief Executive Officer and the Chief Financial Officer of each company, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding the companies' Quarterly Reports on Form 10-Q for the period ended June 30, 2002.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  November 14, 2002        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 14, 2002        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President - Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

                              CERTIFICATIONS

Louisville Gas and Electric Company

I, Victor A. Staffieri, Chairman of the Board, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Louisville Gas and Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002



/s/  Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

Louisville Gas and Electric Company


I, Richard Aitken-Davies, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Louisville Gas and Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002


/s/  Richard Aitken-Davies
Richard Aitken-Davies
Chief Financial Officer

Kentucky Utilities Company


I, Victor A. Staffieri, Chairman of the Board, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kentucky Utilities Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002


/s/  Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

Kentucky Utilities Company


I, Richard Aitken-Davies, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kentucky Utilities Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002


/s/  Richard Aitken-Davies
Richard Aitken-Davies
Chief Financial Officer