Form 10-Q
period 2003-03-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2003-05-14
CIK 55387, 60549

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31,2003

Or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

  Commission        Registrant, State of Incorporation     IRS Employer
 File Number          Address, and Telephone Number     Identification No.

   2-26720         Louisville Gas and Electric Company      61-0264150
                         (A Kentucky Corporation)
                           220 West Main Street
                              P.O. Box 32010
                          Louisville, KY  40232
                              (502) 627-2000

    1-3464              Kentucky Utilities Company          61-0247570
                  (A Kentucky and Virginia Corporation)
                            One Quality Street
                        Lexington, KY  40507-1428
                              (859) 255-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes   No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 30, 2003, all held by LG&E Energy Corp.
                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of April 30, 2003, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.
[page]
                             TABLE OF CONTENTS

                                  PART I


Item 1 Consolidated Financial Statements

       Louisville Gas and Electric Company and Subsidiary
           Statements of Income                                  1
           Balance Sheets                                        2
           Statements of Cash Flow                               4
           Statements of Retained Earnings                       5
           Statements of Other Comprehensive Income              6


       Kentucky Utilities Company and Subsidiary
           Statements of Income                                  7
           Balance Sheets                                        8
           Statements of Cash Flow                              10
           Statements of Retained Earnings                      11
           Statements of Other Comprehensive Income             12

       Notes to Consolidated Financial Statements               13

Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   18

Item 3 Quantitative and Qualitative Disclosures About           23
	  Market Risk
Item 4 Controls and Procedures                                  25


                                  PART II

Item 1 Legal Proceedings                                        26

Item 6 Exhibits and Reports on Form 8-K                         26

       Signatures                                               27

       Certifications                                           28

[page]


           Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002
OPERATING REVENUES (Note 5):
Electric                                         $195,293      $166,246
Gas                                               139,824       117,119
 Total operating revenue                          335,117       283,365

OPERATING EXPENSES:
Fuel for electric generation                       49,477        44,107
Power purchased                                    32,401        23,581
Gas supply expenses                               106,107        83,467
Other operation expenses                           53,528        48,410
Maintenance                                        11,893        12,001
Depreciation and amortization                      27,145        25,278
Federal and state income taxes                     16,641        13,237
Property and other taxes                            4,735         4,536
 Total operating expenses                         301,927       254,617

NET OPERATING INCOME                               33,190        28,748

Other income - net                                  1,064             1
Interest charges (Note 3)                           6,990         7,806

NET INCOME                                         27,264        20,943

Preferred stock dividends                             936         1,065

NET INCOME AVAILABLE FOR COMMON STOCK            $ 26,328      $ 19,878

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-1-

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                  March 31,   December 31,
                                                     2003         2002

UTILITY PLANT:
At original cost                               $3,688,926    $3,622,985
Less: reserve for depreciation                  1,485,616     1,463,674
 Net utility plant                              2,203,310     2,159,311

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of March 31, 2003
 and December 31, 2002                                602           764


CURRENT ASSETS:
Cash                                                5,778        17,015
Accounts receivable - less reserve of $2,125
 as of March 31, 2003 and
 December 31, 2002 (Note 4)                        71,391        68,440
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         33,468        36,600
 Gas stored underground                            19,404        50,266
 Other                                             25,994        25,651
Prepayments and other                               5,765         5,298
 Total current assets                             161,800       203,270

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            6,466         6,532
Regulatory assets (Note 6)                        163,578       153,446
Other                                              33,214        37,755
 Total deferred debits and other assets           203,258       197,733

Total assets                                   $2,568,970    $2,561,078

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-2-

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                  March 31,   December 31,
                                                     2003         2002
CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                 $  425,170    $  425,170
Additional paid-in capital                         40,000        40,000
Retained earnings                                 435,647       409,319
Accumulated other comprehensive loss              (40,532)      (40,512)
Other                                                (836)         (836)
 Total common equity                              859,449       833,141
Cumulative preferred stock                         95,140        95,140
Long-term debt                                    328,104       328,104
 Total capitalization                           1,282,693     1,256,385

CURRENT LIABILITIES:
Current portion of long-term debt                 288,800       288,800
Notes payable to parent                           248,512       193,053
Accounts payable                                  109,872       122,771
Accrued taxes                                      18,490         1,450
Other                                              19,255        19,536
 Total current liabilities                        684,929       625,610

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                 323,338       313,225
Investment tax credit, in process of
 amortization                                      53,484        54,536
Accumulated provision for pensions
 and related benefits                             136,872       224,703
Customer advances for construction                  9,780        10,260
Asset retirement obligation (Note 7)                9,484             -
Regulatory liabilities (Note 6)                    44,425        52,424
Other                                              23,965        23,935
 Total deferred credits and other liabilities     601,348       679,083

Total capital and liabilities                  $2,568,970    $2,561,078

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-3-

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  27,264     $  20,943
Items not requiring cash currently:
 Depreciation and amortization                     27,145        25,278
 Deferred income taxes - net                        5,510           290
 Investment tax credit - net                       (1,052)       (1,054)
 Other                                             13,302        10,893
Changes in current assets and liabilities          22,413       (32,199)
Changes in accounts receivable securitization-net
 (Note 4)                                          11,800       (22,000)
Pension funding                                   (83,100)            -
Other                                             (17,828)        9,775
 Net cash flows from operating activities           5,454        11,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 -         (180)
Proceeds from sales of securities                     162             -
Construction expenditures                         (71,255)      (24,947)
 Net cash flows from investing activities         (71,093)      (25,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of pollution control bonds                     -       119,926
Retirement of pollution control bonds                   -      (120,000)
Short-term borrowings from parent                 229,200        58,300
Repayment of short-term borrowings from parent   (173,741)      (29,944)
Payment of dividends                               (1,057)       (1,111)
 Net cash flows from financing activities          54,402        27,171

CHANGE IN CASH                                   (11,237)        13,970

CASH AT BEGINNING OF PERIOD                        17,015         2,112

CASH AT END OF PERIOD                           $   5,778      $ 16,082

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Interest on borrowed money                     $   6,700      $  8,356


The accompanying notes are an integral part of these consolidated financial statements.
[page]					-4-

            Louisville Gas and Electric Company and Subsidiary
                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002


Balance at beginning of period                   $409,319      $393,636
Net income                                         27,264        20,943
 Subtotal                                         436,583       414,579

Cash dividends declared on stock:
5% cumulative preferred                               269           269
Auction rate cumulative preferred                     300           429
$5.875 cumulative preferred                           367           367
 Subtotal                                             936         1,065

Balance at end of period                         $435,647      $413,514

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-5-


            Louisville Gas and Electric Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002

Net income                                        $27,264       $20,943

Gains (Losses) on derivative instruments
 and hedging activities (Note 3)                      (33)        1,509

Income tax (expense) benefit related to items of
 other comprehensive income (loss)                     13          (603)

Other comprehensive gain (loss), net of tax           (20)           906

Other comprehensive income                        $27,244       $21,849


The accompanying notes are an integral part of these consolidated financial statements.
[page]					-6-

                 Kentucky Utilities Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002

OPERATING REVENUES (Note 5)                      $234,147      $215,168

OPERATING EXPENSES:
Fuel for electric generation                       66,323        58,271
Power purchased                                    50,363        41,060
Other operation expenses                           38,889        34,522
Maintenance                                        28,966        11,559
Depreciation and amortization                      24,150        23,059
Federal and state income taxes                      6,601        14,383
Property and other taxes                            4,195         4,114
 Total operating expenses                         219,487       186,968

NET OPERATING INCOME                               14,660        28,200

Other income - net                                  2,109         1,639
Interest charges (Note 3)                           4,908         5,482

NET INCOME                                         11,861        24,357

Preferred stock dividends                             564           564

NET INCOME AVAILABLE FOR COMMON STOCK            $ 11,297      $ 23,793

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-7-

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)


                                  ASSETS

                                                  March 31,   December 31,
                                                     2003         2002

UTILITY PLANT:
At original cost                               $3,380,258    $3,280,762
Less: reserve for depreciation                  1,556,389     1,536,658
 Net utility plant                              1,823,869     1,744,104

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $130 as of March 31, 2003 and
 December 31, 2002                                 14,842        14,358

CURRENT ASSETS:
Cash                                                7,177         5,391
Accounts receivable - less reserve of $800 as of
 March 31, 2003 and December 31, 2002 (Note 4)     60,700        49,588
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         43,229        46,090
 Other                                             26,641        26,408
Prepayments and other                               8,019         6,584
 Total current assets                             145,766       134,061

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            4,944         4,991
Regulatory assets (Note 6)                         66,704        65,404
Other                                              35,240        35,465
 Total deferred debits and other assets           106,888       105,860

Total assets                                   $2,091,365    $1,998,383


The accompanying notes are an integral part of these consolidated financial statements.
[page]					-8-
                 Kentucky Utilities Company and Subsidiary
                    Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                  March 31,   December 31,
                                                     2003         2002

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                 $  308,140    $  308,140
Additional paid-in capital                         15,000        15,000
Retained earnings                                 513,321       502,024
Accumulated other comprehensive loss              (10,462)      (10,462)
Other                                                (595)         (595)
 Total common equity                              825,404       814,107
Cumulative preferred stock                         40,000        40,000
Long-term debt                                    347,874       346,562
 Total capitalization                           1,213,278     1,200,669
CURRENT LIABILITIES:
Current portion of long-term debt                 153,930       153,930
Notes payable to parent                           174,531       119,490
Accounts payable                                   84,347        95,374
Accrued taxes                                      17,889         4,955
Other                                              23,083        21,442
 Total current liabilities                        453,780       395,191

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           249,751       241,184
Investment tax credit, in process of amortization   7,840         8,500
Accumulated provision for pensions and
 related benefits                                 106,101       110,927
Asset retirement obligation (Note 7)               18,782             -
Regulatory liabilities (Note 6)                    22,224        29,876
Other                                              19,609        12,036
 Total deferred credits and other liabilities     424,307       402,523

Total capital and liabilities                  $2,091,365    $1,998,383

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-9-

                 Kentucky Utilities Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 11,861      $ 24,357
Items not requiring cash currently:
 Depreciation and amortization                     24,150        23,059
 Deferred income taxes - net                          913        (2,406)
 Investment tax credit - net                         (660)         (739)
 Other                                             18,156         1,233
Changes in current assets and liabilities          (6,371)      (19,020)
Changes in accounts receivable securitization
 - net (Note 4)                                        -        (25,100)
Other                                               3,062         8,388
 Net cash flows provided by operating activities   51,111         9,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                        (103,802)      (23,611)
 Net cash flows from investing activities        (103,802)      (23,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings from parent                 444,011       174,869
Repayment of short-term borrowings from parent   (388,970)     (158,469)
Payment of dividends                                 (564)         (564)
 Net cash flows from financing activities          54,477        15,836

CHANGE IN CASH                                      1,786         1,997

CASH AT BEGINNING OF PERIOD                         5,391         3,295

CASH AT END OF PERIOD                            $  7,177      $  5,292

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Interest on borrowed money                      $  1,764      $  6,101

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-10-

                 Kentucky Utilities Company and Subsidiary
                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002


Balance at beginning of period                   $502,024      $410,896
Net income                                         11,861        24,357
 Subtotal                                         513,885       435,253

Cash dividends declared on stock:
4.75% preferred                                       237           237
6.53% preferred                                       327           327
 Subtotal                                             564           564

Balance at end of period                         $513,321      $434,689

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-11-

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                     2003         2002

Net income                                        $11,861       $24,357

Income tax benefit related to items of other
 comprehensive income (loss)                            -             -
Other comprehensive income                        $11,861       $24,357

The accompanying notes are an integral part of these consolidated financial statements.
[page]					-12-

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

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2002 for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

2. On December 11, 2000, LG&E Energy was acquired by Powergen plc, now known as Powergen Limited, ("Powergen") for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. As a result of the acquisition, LG&E Energy became a wholly-owned indirect subsidiary of Powergen and LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy continued their separate identities and continue to serve customers in Kentucky, Virginia and Tennessee under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction resulting in the utility operations' obligations to continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

   As a result of the Powergen acquisition and in order to comply with PUHCA, LG&E Energy Services Inc. ("LG&E Services") was formed as a subsidiary of LG&E Energy and became operational on January 1, 2001. LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost, as required under PUHCA. On January 1, 2001, approximately 1,000 employees, primarily from LG&E Energy, LG&E and KU, were moved to LG&E Services.

   On July 1, 2002, a German company, E.ON AG ("E.ON"), completed its acquisition of Powergen. E.ON had announced its pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) for Powergen on April 9, 2001. Following the acquisition, LG&E and KU became indirect subsidiaries of E.ON and E.ON became a registered holding company under PUHCA. As contemplated in their regulatory filings in connection with the E.ON acquisition, E.ON, Powergen and LG&E Energy have completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary. This reorganization was effective March 2003.

   No costs associated with the Powergen acquisition or the E.ON acquisition nor any of the effects of purchase accounting have been reflected in the financial statements of LG&E or KU.

3. The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow
  [page]				-13-

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

   As of March 31, 2003, LG&E had fixed rate swaps covering $100.3 million in notional amounts of variable rate debt and with fixed rates ranging from 4.309% to 5.495%. The average variable rate on the debt during the quarter ended March 31, 2003 was 1.20%. The swaps have been designated as cash flow hedges and expire on various dates from February 2005 through November 2020. The hedges were deemed to be fully effective resulting in a pretax loss for the quarter ended March 31, 2003 of $33,000 recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amount expected to be reclassified from Other Comprehensive Income to earnings in the next twelve months is immaterial due to the long-term nature of the swaps.

   As of March 31, 2003, KU had variable rate swaps covering $153 million in notional amounts of fixed rate debt. The average variable rate on these swaps during the quarter ended March 31, 2003 was 1.95%. The underlying debt has fixed rates ranging from 5.75% to 7.92%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the quarter ended March 31, 2003, the effect of marking these financial instruments and the underlying debt to market resulted in pretax gains of $190,000 recorded as a reduction in interest expense.

4. LG&E and KU participate in accounts receivable securitization programs. The purpose of these programs is to enable the utilities to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital. The securitization programs allow for a percentage of eligible receivables to be sold. Eligible receivables are generally all receivables associated with retail sales that have standard terms and are not past due. LG&E and KU are able to terminate these programs at any time without penalty. If there is a significant deterioration in the payment record of the receivables by retail customers or if the Companies fail to meet certain covenants of the programs, the programs may terminate at the election of the financial institutions. In this case, payments from retail customers would first be used to repay the financial institutions participating in the programs, and would then be available for use by the Companies.

   As part of these programs, LG&E and KU sold retail accounts receivables to wholly owned subsidiaries, LG&E Receivables LLC ("LG&E R") and KU Receivables LLC ("KU R"). Simultaneously, LG&E R and KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R and KU R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser. The effective cost of the receivables programs is comparable to the Companies' lowest cost source of capital, and is based on prime rated commercial paper. LG&E and KU retain servicing rights of the sold receivables through separate servicing agreements with the third party purchasers. LG&E and KU have obtained opinions from independent legal counsel indicating these transactions qualify as true sales of receivables. As of March 31, 2003 and December 31, 2002, LG&E's outstanding program balances were $75.0 million and $63.2 million, respectively, and KU's balance for both periods was $49.3 million.

  [page]			-14-
   The allowance for doubtful accounts associated with the eligible securitized receivables was $2.1 million and $1.8 million for LG&E at March 31, 2003 and December 31, 2002 and $0.5 million for KU for both March 31, 2003 and December 31, 2002. Charge offs were immaterial for LG&E and KU. Management believes that the risk of uncollectibility associated with the sold receivables is minimal.

5. External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three months ended March 31, 2003, follow (in thousands of $):

                     Three Months Ended March 31, 2003

                                                        Net Income
                       External     Intersegment      Available For
                       Revenues       Revenues         Common Stock

   LG&E electric        $171,175        $24,118            $17,266
   LG&E gas              139,824              -              9,062
    Total               $310,999        $24,118            $26,328

   KU electric          $217,901        $16,246            $11,297

   External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three months ended March 31, 2002, follow (in thousands of $):

                     Three Months Ended March 31, 2002

                                                        Net Income
                       External     Intersegment      Available For
                       Revenues       Revenues         Common Stock

   LG&E electric        $153,193        $13,053            $10,178
   LG&E gas              117,119              -              9,700
    Total               $270,312        $13,053            $19,878

   KU electric          $200,387        $14,781            $23,793

6. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of March 31, 2003 and December 31, 2002 (in thousands of $):

                        Louisville Gas and Electric
                                (Unaudited)
                                                    March 31,  December 31,
                                                       2003       2002

   REGULATORY ASSETS:
   VDT costs                                         $ 90,493   $ 98,044
   Unamortized loss on bonds                           18,555     18,843
   Gas supply adjustments due from customers           30,022     13,714
   Earnings Sharing Mechanism provision                13,647     12,500
   Asset retirement obligation                          5,405          -
   LG&E/KU merger costs                                   907      1,815
   One utility costs                                      282        954
   Manufactured gas sites                               1,681      1,757
   Other                                                2,586      5,819
        Total                                        $163,578   $153,446

REGULATORY LIABILITIES:
   Deferred income taxes - net                       $ 40,933   $ 45,536
   Gas supply adjustments due to customers                270      3,154
   Other                                                3,222      3,734
       Total                                         $ 44,425   $ 52,424

[page]				-15-
                            Kentucky Utilities
                                (Unaudited)

                                                     March 31,  December 31,
                                                        2003        2002

   REGULATORY ASSETS:
   VDT costs                                          $35,363    $38,375
   Unamortized loss on bonds                            9,234      9,456
   Earnings Sharing Mechanism provision                10,490     13,500
   Asset retirement obligation                          9,365          -
   LG&E/KU merger costs                                 1,023      2,046
   One utility costs                                        -        873
   Other                                                1,229      1,154
        Total                                          66,704     65,404

   REGULATORY LIABILITIES:
        Deferred income taxes - net                    21,200     28,854
   Other                                                1,024      1,022
     Total      			              $22,224    $29,876

7. SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

   The effective implementation date for SFAS No. 143 was January 1, 2003. Management has calculated the impact of SFAS No. 143 and the recently released FERC final rule, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations. As of March 31, 2003, LG&E recorded asset retirement obligation (ARO) assets in the amount of $5.3 million and liabilities of $9.5 million. LG&E recorded offsetting regulatory assets of $5.4 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2003, KU recorded ARO assets in the amount of $9.9 million and liabilities of $18.8 million. KU recorded offsetting regulatory assets of $9.4 million, pursuant to regulatory treatment prescribed under SFAS No. 71. LG&E and KU AROs are primarily related to final retirement of generating units. Assets with associated AROs will no longer include a cost of removal component within their depreciation rate. Assets without associated AROs will continue to be depreciated including a cost of removal component within the depreciation rate.

   Had SFAS No. 143 been in effect for the 2002 reporting period, the Companies would have established asset retirement obligations as described in the following table (in thousands of $):

                                                     LG&E            KU
   Provision at January 1, 2002                     $8,752       $17,331
   Accretion expense                                   578         1,146
   Provision at December 31, 2002                   $9,330       $18,477

   The Companies adopted EITF No. 98-10, Accounting for Energy Trading and Risk Management Activities, effective January 1, 1999. This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement. In October 2002, the Emerging Issues Task Force
   (EITF) reached a consensus to rescind EITF 98-10. The effective date for the full rescission was for fiscal periods beginning after December 15, 2002. With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under
 [page]				-16-
   SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, must be restated to historical cost through a cumulative effect adjustment. The rescission of this standard had no impact on financial position or results of operations of the Companies.

8. On April 30, LG&E and KU each borrowed $100 million from an E.ON affiliate and used the proceeds to repay notes payable to the parent. The term of each loan is ten years and the interest rate is 4.55%. LG&E has a first mortgage bond of $42.6 million maturing in August and KU has a first mortgage bond of $62 million maturing in June. The Companies expect to refinance these bonds at maturity, along with a portion of the notes payable to parent, with additional long-term intercompany loans.

9. In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's consolidated financial position or results of operations.

   LG&E Employment Discrimination Case

   As previously reported, in October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination against LG&E. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiff's claims. Discovery has commenced in the matter. The court has ordered mediation and certain plaintiffs have settled for non-material amounts as a result of that process. In addition, certain plaintiffs have sought administrative review before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed to litigation on any claims reviewed. Previously amended pleadings, while reducing the size of the plaintiff and defendant groups and eliminating certain prior demands, contain a claimed damage amount of $100 million as well as requests for injunctive relief. During mediation in the first quarter 2003, additional settlements were reached with a number of plaintiffs, including a proposed settlement with the lead plaintiff, which will reduce the number of remaining plaintiffs to approximately one dozen. LG&E intends to continue to defend itself vigorously in the action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

   Combustion Turbine Litigation

   In September 2002, LG&E and KU, and their affiliates, filed a further amended complaint in litigation in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.) ("Alstom") regarding two combustion turbines supplied by Alstom during 1999. These units are installed at KU's E.W. Brown generating plant and jointly owned by LG&E and KU. The original purchase price for the turbines was approximately $91.8 million. The suit presents warranty, negligence, misrepresentation, fraud and other claims relating to numerous operational defects or deficiencies of the turbines. LG&E and KU have requested rescission of the contract and recovery of all expenditures relating to the turbines. As an alternative to rescission, LG&E and KU have requested relief for amounts incurred or expended to date in connection with operational repairs, cover damages or liquidated damages and other costs, with possible further damages and interest to be proven at trial. The matter is currently in discovery with a trial re-scheduled for the fourth quarter of 2003.

[page]				-18-

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three month period ended March 31, 2003, and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including the report on Form 10-K for year ended December 31, 2002.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 2003, Compared to
                    Three Months Ended March 31, 2002


LG&E Results:

LG&E's net income increased $6.3 million (30%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, primarily because of an increase in sales to electric retail and wholesale consumers due to the colder winter experienced in 2003 and an increase in price of wholesale sales.

A comparison of LG&E's revenues for the quarter ended March 31, 2003, with the quarter ended March 31, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                      Electric      Gas
Cause                                                 Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                      $  6,017 $   16,102
 Environmental cost recovery surcharge                     849          -
 Demand side management cost recovery                      391        448
 LG&E/KU merger surcredit                                 (676)          -
 Value delivery surcredit                                 (788)      (643)
 Weather normalization                                       -     (3,097)
  Variation in sales volume and other                    8,014     15,675

 Total retail sales                                     13,807     28,485

Wholesale sales                                         14,983     (5,714)
Gas transportation - net                                     -         16
Other                                                      257        (82)

  Total                                              $  29,047  $  22,705
[page]				-18-

Electric revenues increased primarily because of an increase in wholesale sales prices ($16.9 million) and increased retail volumes sold due to a 24% increase in heating degree days and higher fuel costs billed to customers. These increases were partially offset by a decrease in wholesale sales volumes ($1.9 million). Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause and increased volumes sold due to the colder weather, partially offset by a decrease in volume of wholesale sales.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Public Service Commission (Kentucky Commission). Fuel for electric generation increased $5.4 million (12%) for the quarter because of an increase in generation ($2.2 million) and an increase in the cost of coal burned ($3.2 million). Gas supply expenses increased $22.6 million (27%) due to an increase in net gas supply cost ($12.1 million) and an increase in the volume of retail gas delivered to the distribution system ($14.8 million), partially offset by decreased wholesale gas expenses ($4.3 million).

Power purchased increased $8.8 million (37%) because of an increase in price of power purchased ($10.8 million) partially offset by a decrease in volume of purchases ($2 million).

Other operations expenses increased $5.1 million (11%) in 2003, as compared to 2002, primarily due to higher electric transmission costs resulting from increased MISO costs ($1.9 million), increased costs of customer assistance programs ($1.2 million), and increased pension and post-retirement medical benefits ($1.5 million).

Depreciation and amortization increased $1.9 million (8%) because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                             Quarter Ended  Quarter Ended
                                             March 31, 2003 March 31, 2002
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         5.6           5.4
 Amortization of investment tax credit & R&D      (2.4)         (3.2)
 Other differences                                (0.4)            -
 Effective income tax rate                        37.8%         37.2%

Other income - net increased $1.1 million in 2003 primarily due to decreased merchandising costs ($.5 million), decreased benefit costs ($.5 million), and a gain on energy trading contracts marked to market ($.6 million), partially offset by an increase in taxes ($.7 million).

Interest charges decreased $.8 million (10%) due primarily to lower interest rates on variable rate debt. The average variable interest rate for the three months ended March 31, 2003 and 2002 was 1.20% and 2.08%, respectively.

KU Results:

KU's net income decreased $12.5 million (51%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. The decrease was mainly due to expenses associated with a severe ice storm experienced in February 2003.

A comparison of KU's revenues for the quarter ended March 31, 2003, with the quarter ended March 31, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
[page]				-19-

Retail sales:
 Fuel supply adjustments                              $  7,385
 Environmental cost recovery surcharge                   1,915
 Demand side management cost recovery                      336
 LG&E/KU merger surcredit                                 (442)
 Value delivery surcredit                                 (457)
 Variation in sales volume and other                     6,287

 Total retail sales                                     15,024

Wholesale sales                                            568
Other                                                    3,387

Total                                                 $ 18,979

Electric revenues increased primarily because of higher fuel and environmental costs billed to customers and an increase in retail volumes sold due to a 19% increase in heating degree days.

Fuel for electric generation comprise a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $8.1 million (14%) for the quarter because of an increase in the cost of coal burned ($7.3 million) and an increase in generation ($.8 million).

Power purchased increased $9.3 million (23%) due to an increase in price of power purchased ($6.2 million) and an increase in volume purchased ($3.1 million).

Other operation expenses increased $4.4 million (13%) as compared to 2002, primarily due to costs associated with an ice storm ($1.9 million), increased pension and post-retirement medical expenses ($1.2 million), increased property insurance ($.4 million), and higher electric transmission costs resulting from increased MISO costs ($.3 million).

Maintenance expenses for 2003 increased $17.4 million (150%) primarily due to repairs to electric distribution equipment due to an ice storm ($15.9 million), and timing of annual maintenance of steam production equipment ($2.3 million).

Depreciation and amortization increased $1.1 million (5%) because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

                                             Quarter Ended  Quarter Ended
                                             March 31, 2003 March 31, 2002
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         6.9           6.1%
 Amortization of investment tax credit & R&D      (3.7)         (3.3)
 Other differences                                (4.1)         (2.3)
 Effective income tax rate                        34.1%         35.5%

Other income - net increased $.5 million (29%) in 2003 primarily due to decreased benefit costs ($.4 million), and gain on energy trading contracts marked to market ($.6 million), partially offset by an increase in taxes ($.5 million).

Interest charges decreased $.6 million (11%) for the first quarter 2003 as compared to the first quarter 2002 due primarily to lower interest rates on variable rate debt. The average variable interest rate for the three months ended March 31, 2003, was 1.16% and the corresponding debt for the three months ended March 31, 2002, was 5.23%.
[page]				-20-

Liquidity and Capital Resources

LG&E and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Internal and external lines of credit, the accounts receivable securitization programs, and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the three months ended March 31, 2003 for LG&E and KU amounted to $71.3 million and $103.8 million, respectively. Such expenditures related primarily to construction to meet nitrogen oxide
(NOx) emission standards and the acquisition of new combustion turbines to meet peak power demands. LG&E and KU combustion turbine expenditures for the three months ended March 31, 2003, was $40.1 million and $68.2 million, respectively. The expenditures were financed with internally generated funds, intercompany loans from affiliates, and accounts receivable securitization program funds. See Note 4 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's cash balance decreased $11.2 million during the three months ended March 31, 2003, primarily due to a pension contribution and the purchase of an interest in four combustion turbines financed with intercompany loans. KU's cash balance increased $1.8 million during the three months ended March 31, 2003. The increase reflects cash flows from operations and increased short-term borrowings, partially offset by construction expenditures, including the purchase of four combustion turbines.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increase in accounts receivable at LG&E resulted primarily from the increased electric and gas sales. The increase in accounts receivable for KU resulted primarily from increased electric sales. The decrease in LG&E's gas stored underground relates to seasonal uses of gas. The decrease in the fuel inventory at LG&E and KU resulted from seasonal fluctuations partially offset by increased pricing.

The Companies participate in a money pool whereby LG&E Energy can make funds available up to $400 million at market-based rates for each of LG&E and KU. LG&E Energy maintains facilities of $200 million with a Powergen subsidiary and $400 million with an E.ON affiliate to ensure funding availability for the money pool. There was no balance outstanding under the Powergen line of credit and the balance under E.ON affiliates' line totaled $185 million as of March 31, 2003. LG&E Energy has provided loans to LG&E and KU through the money pool that total $248.5 million and $174.5 million, respectively, as of March 31, 2003. These borrowings carried an interest rate based on an index of highly rated commercial paper issuers as of the prior month end of 1.25% at March 31, 2003.

On April 30, 2003, a $250 million line of credit with an E.ON affiliate expired and was not renewed.

On April 30, LG&E and KU each borrowed $100 million from an E.ON affiliate and used the proceeds to repay notes payable to the parent. The term of each loan is ten years and the interest rate is 4.55%. LG&E has a first mortgage bond of $42.6 million maturing in August and KU has a first mortgage bond of $62 million maturing in June. The Companies expect to refinance these bonds at maturity, along with a portion of the notes payable to parent, with additional long-term intercompany loans.

Under the provisions of variable-rate pollution control bonds totaling $246.2 million for LG&E and $91.9 million for KU, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt. Should any of the bonds be put to LG&E or KU, funds from the money pool could be used to reacquire the bonds.
[page]				-21-

LG&E's security ratings as of March 31, 2003, were:

                                              Moody's    S&P     Fitch

     First mortgage bonds                       A1        A         A+
     Preferred stock                            Baa1      BBB       A-
     Commercial paper                           P-1       A-2       F-1

KU's security ratings as of March 31, 2003, were:

                                              Moody's    S&P     Fitch

     First mortgage bonds                       A1        A         A+
     Preferred stock                            Baa1      BBB       A-
     Commercial paper                           P-1       A-2       F-1

During the third quarter 2002 S&P raised the ratings of LG&E and KU by one notch and assigned a stable outlook to all of the ratings. Moody's and Fitch confirmed the ratings of LG&E and KU during the quarter and assigned a stable outlook to the ratings.

These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at March 31, 2003, and December 31, 2002, follow:


                                             March 31,  Dec. 31,
                                                2003      2002

Long-term debt (including current portion)      33.9%     35.5%
Notes payable                                   13.7      11.1
Preferred stock                                  5.2       5.5
Common equity                                   47.2      47.9
Total                                          100.0%    100.0%

KU's capitalization ratios at March 31, 2003, and December 31, 2002, follow:

                                             March 31,  Dec. 31,
                                                2003      2002

Long-term debt (including current portion)      32.6%     34.0%
Notes payable                                   11.3       8.1
Preferred stock                                  2.6       2.7
Common equity                                   53.5      55.2
Total                                          100.0%    100.0%

New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003. Management has calculated the impact of SFAS No. 143 and the recently released FERC final rule, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations. As of March 31, 2003, LG&E
[page]				-22-

recorded asset retirement obligation (ARO) assets in the amount of $5.3 million and liabilities of $9.5 million. LG&E recorded offsetting regulatory assets of $5.4 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2003, KU recorded ARO assets in the amount of $9.9 million and liabilities of $18.8 million. KU recorded offsetting regulatory assets of $9.4 million, pursuant to regulatory treatment prescribed under SFAS No. 71. LG&E and KU AROs are primarily related to final retirement of generating units. Assets with associated AROs will no longer include a cost of removal component within their depreciation rate. Assets without associated AROs will continue to be depreciated including a cost of removal component within the depreciation rate.

Had SFAS No. 143 been in effect for the 2002 reporting period, the Companies would have established asset retirement obligations as described in the following table ($000):

                                                     LG&E         KU
  Provision at January 1, 2002                     $8,752       $17,331
  Accretion expense                                   578         1,146
  Provision at December 31, 2002                   $9,330       $18,477

The Companies adopted EITF No. 98-10, Accounting for Energy Trading and Risk Management Activities, effective January 1, 1999. This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement. In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission was for fiscal periods beginning after December 15, 2002. With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133 must be restated to historical cost through a cumulative effect adjustment. The rescission of this standard had no impact on financial position or results of operations of the Companies.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings, and Note 11 to the financial statements contained in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2002 and to Part II - Item 1, Legal Proceedings herein.

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

The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk and earnings volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped debt is estimated at $6.3 million and $5.8 million, respectively, at March 31, 2003. LG&E's and KU's exposure to floating interest rates increased $84.3 million and $55.0
[page]				-23-

million, respectively, during the first three months of 2003. The potential changes in the fair values of the Companies' interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the first three months of 2003.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plans. The market value of LG&E and KU plan assets has been affected by declines in the equity market. As a result, at December 31, 2002, LG&E and KU were required to recognize an additional minimum liability as prescribed by SFAS No. 87 Employers' Accounting for Pensions. The liability was recorded as a reduction to other comprehensive income, and did not affect net income for 2002. The amount of the liability depended upon the asset returns experienced in 2002 and contributions made by LG&E and KU to the plan during 2002. Also, pension cost and cash contributions to the plans could increase in future years without a substantial recovery in the equity markets. If the fair value of the plans assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the consolidated balance sheet.

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

In January 2003, LG&E and KU made contributions to the pension plan of $83.1 million and $3.5 million, respectively.

Energy Trading & Risk Management Activities

LG&E and KU conduct energy trading and risk management activities to maximize the value of power sales from physical assets they own, in addition to the wholesale sale of excess asset capacity. Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Wholesale sales of excess asset capacity are treated as normal sales under SFAS No. 133 and SFAS No. 138 and are not marked to market.

The rescission of EITF 98-10 for fiscal periods ending after December 15, 2002, had no impact on LG&E's or KU's energy trading and risk management reporting as all contracts marked to market under EITF 98-10 are also within the scope of SFAS No. 133.

The table below summarizes each LG&E's and KU's energy trading and risk management activities for the first quarter of 2003 and 2002(in thousands of $). Trading volumes are evenly divided between LG&E and KU.

                                              Three Months    Three Months
                                                 Ended           Ended
                                             March 31, 2003  March 31, 2002
Fair value of contracts at beginning of period,
  net asset/(liability)                          $ (156)        $ (186)
  Fair value of contracts when entered into
    during the period                             2,620            (26)
  Contracts realized or otherwise settled
    during the period                               (57)           231
  Changes in fair value due to changes
  in assumptions                                 (2,004)            (7)
Fair value of contracts at end of period,
  net asset/(liability)                          $  403         $   12
[page]				-24-

No changes to valuation techniques for energy trading and risk management activities occurred during 2003 or 2002. Changes in market pricing, interest rate and volatility assumptions were made during both quarters. All contracts outstanding at March 31, 2003, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of March 31, 2003, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Deregulation

The electricity industry in Virginia is currently undergoing deregulation which will enable customers to choose their own energy suppliers after January 2004. On March 19, 2003, the Governor of Virginia signed House Bill 2367, the "Electric Utility Restructuring Suspension," which suspends Kentucky Utilities/Old Dominion Power from Virginia Electric Utility Restructuring.

Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. During the 90 day period preceding the filing of this report, LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO are of the conclusion that the companies' disclosure controls and procedures are effective. With respect to LG&E's and KU's internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
[page]				-25-

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2002: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Notes 3 and 11 of LG&E's Notes to Financial Statements under Item 8 and Notes 3 and 11 of KU's Notes to Financial Statements under Item 8. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

LG&E Employment Discrimination Case

As previously reported, in October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination against LG&E. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiff's claims. Discovery has commenced in the matter. The court has ordered mediation and certain plaintiffs have settled for non-material amounts as a result of that process. In addition, certain plaintiffs have sought administrative review before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed to litigation on any claims reviewed. Previously amended pleadings, while reducing the size of the plaintiff and defendant groups and eliminating certain prior demands, contain a claimed damage amount of $100 million as well as requests for injunctive relief. During mediation in the first quarter 2003, additional settlements were reached with a number of plaintiffs, including a proposed settlement with the lead plaintiff, which will reduce the number of remaining plaintiffs to approximately one dozen. LG&E intends to continue to defend itself vigorously in the action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

Combustion Turbine Litigation

In September 2002, LG&E and KU, and their affiliates, filed a further amended complaint in litigation in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.) ("Alstom") regarding two combustion turbines supplied by Alstom during 1999. These units are installed at KU's E.W. Brown generating plant and jointly owned by LG&E and KU. The original purchase price for the turbines was approximately $91.8 million. The suit presents warranty, negligence, misrepresentation, fraud and other claims relating to numerous operational defects or deficiencies of the turbines. LG&E and KU have requested rescission of the contract and recovery of all expenditures relating to the turbines. As an alternative to rescission, LG&E and KU have requested relief for amounts incurred or expended to date in connection with operational repairs, cover damages or liquidated damages and other costs, with possible further damages and interest to be proven at trial. The matter is currently in discovery with a trial re-scheduled for the fourth quarter of 2003.

Item 6(a).  Exhibits.

None.

Item 6(b).  Reports on Form 8-K.

On March 25, 2003 LG&E and KU filed a Current Report on Form 8-K, submitting certifications of the Chairman, President and Chief Executive Officer and the Chief Financial Officer of each company, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding the companies' Annual Reports on Form 10-K for the period ended December 31, 2002.
[page]				-26-

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 14, 2003             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President,
				Finance and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 14, 2003             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President,
				Finance and Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

[page]				-27-


                              CERTIFICATIONS

Louisville Gas and Electric Company

I, Victor A. Staffieri, Chairman of the Board, President and Chief Executive Officer, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Louisville Gas and Electric Company;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 14, 2003

/s/  Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer
Louisville Gas and Electric Company
[page]				-28-


I, Richard Aitken-Davies, Chief Financial Officer, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Louisville Gas and Electric Company;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 14, 2003


/s/  Richard Aitken-Davies
Richard Aitken-Davies
Chief Financial Officer

[page]				-29-


Kentucky Utilities Company


I, Victor A. Staffieri, Chairman of the Board, President and Chief Executive Officer, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Kentucky Utilities
  Company;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 14, 2003


/s/  Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

[page]				-30-

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

Date:   May 14, 2003


/s/  Richard Aitken-Davies
Richard Aitken-Davies
Chief Financial Officer
[page]					-31-