Form 10-Q
period 2003-06-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2003-08-13
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

Or

[_]      TRANSITION REPORT PURSUANT 1TO SECTION 13 OR 15 (d) OF THE
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

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 2003, all held by LG&E Energy Corp.
                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 2003, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.
                             TABLE OF CONTENTS

                                  PART I


Item 1 Consolidated Financial Statements

       Louisville Gas and Electric Company and Subsidiary
           Statements of Income                                  1
           Balance Sheets                                        2
           Statements of Cash Flow                               4
           Statements of Retained Earnings                       5
           Statements of Other Comprehensive Income              6


       Kentucky Utilities Company and Subsidiary
           Statements of Income                                  7
           Balance Sheets                                        8
           Statements of Cash Flow                              10
           Statements of Retained Earnings                      11
           Statements of Other Comprehensive Income             12

       Notes to Consolidated Financial Statements               13

Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations            20

Item 3 Quantitative and Qualitative Disclosures
       About Market Risk                                        30

Item 4 Controls and Procedures                                  32


                                  PART II

Item 1 Legal Proceedings                                        33

Item 6 Exhibits and Reports on Form 8-K                         33

       Signatures                                               35

       Exhibits                                                 36


- New Page -

           Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,               June 30,
                                  2003       2002         2003    2002
OPERATING REVENUES (Note 5 and Note 8):
Electric                        $173,917  $185,225    $360,936  $346,111
Gas                               41,456    30,938     181,280   148,056
 Total operating revenues        215,373   216,163     542,216   494,167

OPERATING EXPENSES:
Fuel for electric generation      46,277    50,550      95,754    94,657
Power purchased (Note 8)          17,313    15,476      41,440    33,697
Gas supply expenses               25,963    18,346     132,070   101,813
Other operation expenses          53,379    54,807     106,907   103,216
Maintenance                       17,690    15,572      29,583    27,573
Depreciation and amortization
 (Note 8)                         30,293    25,889      57,437    51,167
Federal and state income taxes               4,714       8,335    21,355
21,572
Property and other taxes           3,454     4,778       8,189     9,314
 Total operating expenses        199,083   193,753     492,735   443,009

NET OPERATING INCOME              16,290    22,410      49,481    51,158

Other expense - net               (1,394)      (67)       (330)      (66)
Interest charges (Note 3)          7,141     7,087      14,131    14,893

NET INCOME                      $  7,755  $ 15,256    $ 35,020  $ 36,199


The accompanying notes are an integral part of these consolidated financial statements.

           Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                June 30,      December 31,
                                                 2003             2002

UTILITY PLANT:
At original cost                               $3,730,273    $3,622,985
Less: reserve for depreciation                  1,507,498     1,463,674
 Net utility plant (Note 7)                     2,222,775     2,159,311

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of June 30, 2003
 and December 31, 2002                                602           764

CURRENT ASSETS:
Cash                                                3,073        17,015
Accounts receivable - less reserve of $2,125 as of
 June 30, 2003 and December 31, 2002 (Note 4)                    71,045
68,440
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         35,953        36,600
 Gas stored underground                            21,745        50,266
 Other                                             23,493        25,651
Prepayments and other                               6,235         5,298
 Total current assets                             161,544       203,270

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            6,385         6,532
Regulatory assets (Note 6)                        154,520       153,446
Other                                              33,079        37,755
 Total deferred debits and other assets           193,984       197,733

Total assets                                   $2,578,905    $2,561,078


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                   June 30,   December 31,
                                                     2003         2002
CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                 $  425,170    $  425,170
Common stock expense                                 (836)         (836)
Additional paid-in capital                         40,000        40,000
Retained earnings                                 442,498       409,319
Accumulated other comprehensive loss              (42,063)      (40,512)
 Total common equity                              864,769       833,141
Cumulative preferred stock                         95,140        95,140
Long-term debt                                    328,104       328,104
Long-term debt to associated company (Note 9)     100,000             -
 Total capitalization                           1,388,013     1,256,385

CURRENT LIABILITIES:
Current portion of long-term debt                 288,800       288,800
Notes payable to parent (Note 9)                  171,732       193,053
Accounts payable                                   96,699       122,771
Accrued taxes                                           -         1,450
Other                                              20,077        19,536
 Total current liabilities                        577,308       625,610

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           329,833       313,225
Investment tax credit, in process of amortization  52,431        54,536
Accumulated provision for pensions
 and related benefits                             134,096       224,703
Customer advances for construction                  9,835        10,260
Asset retirement obligation (Note 8)                9,639             -
Regulatory liabilities (Note 6)                    44,719        52,424
Long-term derivative liability                     19,700        17,115
Other                                              13,331         6,820
 Total deferred credits and other liabilities     613,584       679,083

Total capital and liabilities                  $2,578,905    $2,561,078


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                         Six Months
                                                           Ended
                                                          June 30,
                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 35,020    $   36,199
Items not requiring cash currently:
 Depreciation and amortization                     57,437        51,167
 Deferred income taxes - net                       12,876         9,507
 Investment tax credit - net                       (2,105)       (2,108)
 Asset retirement obligations (Note 8)              4,108             -
 Other                                             22,332        20,917
Changes in current assets and liabilities          14,956       (21,917)
Changes in accounts receivable
 securitization-net (Note 4)                      (14,000)       16,100
Pension funding                                   (83,100)            -
Gas supply clause                                 (18,386)       13,793
Other                                                (501)       (6,938)
 Net cash flows from operating activities          28,637       116,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities                                 -          (101)
Proceeds from sales of securities                     163             -
Construction expenditures                        (119,412)      (69,524)
 Net cash flows from investing activities        (119,249)      (69,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowing from
 associated company (Note 9)                      100,000             -
Short-term borrowings from parent (Note 9)        349,400       278,100
Repayment of short-term borrowings from parent   (370,737)     (280,744)
Issuance of pollution control bonds                     -       119,067
Retirement of pollution control bonds                   -      (120,000)
Payment of dividends                               (1,993)      (25,176)
 Net cash flows from financing activities          76,670       (28,753)

CHANGE IN CASH                                    (13,942)       18,342

CASH AT BEGINNING OF PERIOD                        17,015         2,112

CASH AT END OF PERIOD                            $  3,073      $ 20,454

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                     $15,947      $ 16,681
 Interest on borrowed money                        10,705        13,019


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months            Six Months
                                       Ended                 Ended
                                      June 30,               June 30,
                                   2003      2002       2003        2002


Balance at beginning of period  $435,647   $413,514   $409,319    $393,636
Net income                         7,755     15,256     35,020      36,199
 Subtotal                        443,402    428,770    444,339     429,835

Cash dividends declared on stock:
5% cumulative preferred              269        269        538         538
Auction rate cumulative preferred    268        413        569         842
$5.875 cumulative preferred          367        367        734         734
Common                                 -     23,000          -      23,000
 Subtotal                            904     24,049      1,841      25,114

Balance at end of period        $442,498   $404,721   $442,498    $404,721


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,                 June 30,
                                   2003       2002       2003     2002

Net income                       $ 7,755   $15,256     $35,020   $36,199

Losses on derivative instruments
 and hedging activities (Note 3)  (2,552)   (3,939)     (2,585)   (2,430)

Income tax benefit related to items
 of other comprehensive loss       1,021     1,576       1,034       973

Other comprehensive loss,
 net of tax                       (1,531)   (2,363)     (1,551)   (1,457)

Other comprehensive income       $ 6,224   $12,893     $33,469   $34,742


The accompanying notes are an integral part of these consolidated financial statements.

- Page 6 -
                 Kentucky Utilities Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                      Three Months          Six Months
                                        Ended                 Ended
                                       June 30,                 June 30,
                                    2003      2002      2003        2002

OPERATING REVENUES
 (Note 5 and Note 8)              $197,174 $196,020   $422,157  $405,044

OPERATING EXPENSES:
Fuel for electric generation        59,641   57,368    125,964   115,639
Power purchased (Note 8)            33,648   32,376     74,848    67,292
Other operation expenses            38,130   36,201     77,019    70,723
Maintenance                          7,403   15,386     36,369    26,945
Depreciation and amortization
 (Note 8)     			    27,762   23,515     51,912    46,574
Federal and state income taxes       7,467    7,365     14,067    21,748
Property and other taxes             3,968    3,762      8,163     7,876
 Total operating expenses          178,019  175,973    388,342   356,797

NET OPERATING INCOME                19,155   20,047     33,815    48,247

Other income - net                   2,694    1,685      4,803     3,324
Interest charges (Note 3)            7,690    8,980     12,598    14,462

NET INCOME                        $ 14,159 $ 12,752   $ 26,020  $ 37,109



The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)


                                  ASSETS

                                                 June 30,   December 31,
                                                   2003         2002

UTILITY PLANT:
At original cost                               $3,450,964    $3,280,762
Less: reserve for depreciation                  1,581,895     1,536,658
 Net utility plant (Note 7)                     1,869,069     1,744,104

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $130 as of June 30, 2003 and
 December 31, 2002                                 16,144        14,358

CURRENT ASSETS:
Cash                                                6,698         5,391
Accounts receivable - less reserve of $939 and $800
 as of June 30, 2003 and December 31, 2002,
 respectively (Note 4)                             46,251        49,588
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         41,438        46,090
 Other                                             27,888        26,408
Prepayments and other                               6,132         6,584
 Total current assets                             128,407       134,061

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            4,868         4,991
Regulatory assets (Note 6)                         61,398        65,404
Long-term derivative asset                         17,108        16,928
Other                                              16,973        18,537
 Total deferred debits and other assets           100,347       105,860

Total assets                                   $2,113,967    $1,998,383


The accompanying notes are an integral part of these consolidated financial statements.

- Page 8 -
                 Kentucky Utilities Company and Subsidiary
                    Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                   June 30,   December 31,
                                                     2003         2002

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                 $  308,140    $  308,140
Common stock expense                                 (322)         (322)
Additional paid-in capital                         15,000        15,000
Retained earnings                                 526,916       502,024
Accumulated other comprehensive loss              (10,462)      (10,462)
 Total common equity                              839,272       814,380
Cumulative preferred stock                         39,727        39,727
Long-term debt                                    348,758       346,562
Long-term debt to associated company (Note 9)     100,000             -
 Total capitalization                           1,327,757     1,200,669

CURRENT LIABILITIES:
Current portion of long-term debt                  91,930       153,930
Notes payable to parent (Note 9)                  146,430       119,490
Accounts payable                                   85,963        95,374
Accrued taxes                                       8,696         4,955
Other                                              24,779        21,442
 Total current liabilities                        357,798       395,191

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           250,948       241,184
Investment tax credit, in process of amortization   7,179         8,500
Accumulated provision for pensions and
 related benefits                                 104,376       110,927
Asset retirement obligation (Note 8)               19,087             -
Regulatory liabilities (Note 6)                    21,623        29,876
Other                                              25,199        12,036
 Total deferred credits and other liabilities     428,412       402,523

Total capital and liabilities                  $2,113,967    $1,998,383


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                         Six Months
                                                           Ended
                                                          June 30,
                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 26,020      $ 37,109
Items not requiring cash currently:
 Depreciation and amortization                     51,912        46,574
 Deferred income taxes - net                        1,485       (3,106)
 Investment tax credit - net                       (1,321)       (1,478)
 Asset retirement obligations (Note 8)              9,460             -
 Other                                             13,257        13,237
Changes in current assets and liabilities           4,628       (24,551)
Changes in accounts receivable securitization-net
 (Note 4)     					        -         2,300
Pension funding                                    (3,515)            -
Other                                              12,862         8,208
 Net cash flows provided by operating activities  114,788        78,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                             (1,786)           -
Construction expenditures                        (175,507)      (47,844)
 Net cash flows from investing activities        (177,293)      (47,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from associated company
 (Note 9)         				  100,000             -
Short-term borrowings from parent (Note 9)        360,640       505,938
Repayment of short-term borrowings from parent   (333,700)     (534,138)
Issuance of pollution control bonds                     -        37,027
Retirement of pollution control bonds             (62,000)      (37,930)
Payment of dividends                               (1,128)       (1,128)
 Net cash flows from financing activities          63,812       (30,231)

CHANGE IN CASH                                      1,307           218

CASH AT BEGINNING OF PERIOD                         5,391         3,295

CASH AT END OF PERIOD                            $  6,698      $  3,513

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                     $13,763       $27,905
 Interest on borrowed money                       $11,045       $16,120


The accompanying notes are an integral part of these consolidated financial statements.

- Page 10  -

                 Kentucky Utilities Company and Subsidiary
                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months            Six Months
                                       Ended                 Ended
                                      June 30,              June 30,
                                  2003     2002         2003     2002


Balance at beginning of period  $513,321  $434,689   $502,024  $410,896
Net income                        14,159    12,752     26,020    37,109
 Subtotal                        527,480   447,441    528,044   448,005

Cash dividends declared on stock:
4.75% cumulative preferred           237       237        475       475
6.53% cumulative preferred           327       327        653       653
 Subtotal                            564       564      1,128     1,128

Balance at end of period        $526,916  $446,877   $526,916  $446,877


The accompanying notes are an integral part of these consolidated financial statements.

           Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                     Three Months           Six Months
                                       Ended                  Ended
                                      June 30,                 June 30,
                                    2003       2002     2003     2002

Net income                        $14,159   $12,752   $26,020   $37,109

Gains on derivative instruments and
 hedging activities (Note 3)            -     1,828         -     1,828

Income tax expense related to items of
 other comprehensive income             -      (731)        -      (731)

Other comprehensive gain,
 net of tax                             -     1,097         -     1,097

Other comprehensive income        $14,159   $13,849   $26,020   $38,206


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

   The accompanying financial statements for the three months and six months ended June 30, 2002, have been revised to conform with certain reclassifications in the current three months and six months ended June 30, 2003. These reclassifications had no effect on net income, total assets, or total capital and liabilities as previously reported.

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

   As of June 30, 2003, LG&E had fixed rate swaps covering $100.3 million in notional amounts of variable rate debt and with fixed rates ranging from 4.309% to 5.495%. The average variable rate on the debt during the three months and six months ended June 30, 2003 was 1.13% and 1.16%, respectively. The swaps have been designated as cash flow hedges and expire on various dates from February 2005 through November 2020. The hedges were deemed to be fully effective resulting in a pretax loss for the three months and six months ended June 30, 2003 of $2.6 million and $2.6 million, respectively, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amount expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial due to the long-term nature of the swaps.

   As of June 30, 2003, KU had variable rate swaps covering $153 million in notional amounts of fixed rate debt. The average variable rate on these swaps during the three months and six months ended June 30, 2003 was 1.93% and 1.94%, respectively. The underlying debt has fixed rates ranging from 5.75% to 7.92%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through June 2025. During the three months and six months ended June 30, 2003, the effect of marking these financial instruments and the underlying debt to market resulted in a pretax loss of $2.2 million and $2.0 million, respectively, recorded as an increase in interest expense.

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

   As part of these programs, LG&E and KU sold retail accounts receivables to wholly owned subsidiaries, LG&E Receivables LLC ("LG&E R") and KU Receivables LLC ("KU R"). Simultaneously, LG&E R and KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R and

   KU R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, especttively, from an unrelated third party purchaser. The effective cost of the receivables programs is comparable to the Companies' lowest cost source of capital, and is based on prime rated commercial paper. LG&E and KU retain servicing rights of the sold receivables through separate servicing agreements with the third party purchasers. LG&E and KU have obtained opinions from independent legal counsel indicating these transactions qualify as true sales of receivables. As of June 30, 2003 and December 31, 2002, LG&E's outstanding program balances were $49.2 million and $63.2 million, respectively, and KU's balance for both periods was $49.3 million.

   The allowance for doubtful accounts associated with the eligible securitized receivables was $2.1 million and $1.8 million for LG&E at June 30, 2003 and December 31, 2002 and $0.7 million and $0.5 million for KU at June 30, 2003 and December 31, 2002. Charge offs were immaterial for LG&E and KU. Management believes that the risk of uncollectibility associated with the sold receivables is minimal.

5. External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and six months ended June 30, 2003, follow (in thousands of $):

                              Three Months Ended June 30, 2003

                       External     Intersegment
                       Revenues       Revenues      Net Income (Loss)

   LG&E electric        $163,067        $10,850            $ 9,457
   LG&E gas               41,456              -             (1,682)
    Total               $204,523        $10,850            $ 7,775

   KU electric          $187,963        $ 9,211            $14,159

                               Six Months Ended June 30, 2003

                       External     Intersegment
                       Revenues       Revenues          Net Income

   LG&E electric        $333,116        $27,820            $27,489
   LG&E gas              181,280              -              7,531
    Total               $514,396        $27,820            $35,020

   KU electric          $398,482        $23,675            $26,020

   External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and six months ended June 30, 2002, follow (in thousands of $):

                              Three Months Ended June 30, 2002

                       External     Intersegment
                       Revenues       Revenues      Net Income (Loss)

   LG&E electric        $175,375       $ 9,850             $17,658
   LG&E gas               30,938             -              (2,402)
    Total               $206,313       $ 9,850             $15,256

   KU electric          $187,925       $ 8,095             $12,752

                               Six Months Ended June 30, 2002

                       External     Intersegment
                       Revenues       Revenues          Net Income

   LG&E electric        $323,208        $22,903            $28,750
   LG&E gas              148,056              -              7,449
    Total               $471,264        $22,903            $36,199

   KU electric          $382,168        $22,876            $37,109

6. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of June 30, 2003 and December 31, 2002 (in thousands of $):

                        Louisville Gas and Electric
                                (Unaudited)
                                                     June 30,  December 31,
                                                       2003        2002

   REGULATORY ASSETS:
   VDT costs                                         $ 82,870   $ 98,044
   Unamortized loss on bonds                           18,267     18,843
   Gas supply adjustments due from customers           32,100     13,714
   Earnings sharing mechanism provision                10,728     12,500
   Asset retirement obligation                          5,589          -
   LG&E/KU merger costs                                     -      1,815
   One utility costs                                      141        954
   Manufactured gas sites                               1,605      1,757
   Other                                                3,220      5,819
        Total                                        $154,520   $153,446

REGULATORY LIABILITIES:
   Deferred income taxes - net                       $ 41,804   $ 45,536
   Gas supply adjustments due to customers              1,555      3,154
   Other                                                1,360      3,734
       Total                                         $ 44,719   $ 52,424

                            Kentucky Utilities
                                (Unaudited)
                                                      June 30,  December 31,
                                                        2003       2002

   REGULATORY ASSETS:
   VDT costs                                         $ 32,322    $38,375
   Unamortized loss on bonds                            9,018      9,456
   Earnings sharing mechanism provision                 9,036     13,500
   Asset retirement obligation                          9,714          -
   LG&E/KU merger costs                                     -      2,046
   One utility costs                                        -        873
   Other                                                1,308      1,154
        Total                                        $ 61,398     65,404

   REGULATORY LIABILITIES:
        Deferred income taxes - net                  $ 20,575     28,854
   Other                                                1,048      1,022
        Total                                        $ 21,623    $29,876

7. The following data represent shares of jointly owned additions to the Trimble County plant for four combustion turbines as of June 30, 2003:

                                              LG&E      KU      Total

                 Ownership %                   37%     63%      100%
                 Mw capacity                  237     403       640
                 Plant under construction     $52     $92      $144
                 Depreciation                   -       -         -
                 Net book value               $52     $92      $144

8. Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, was issued in 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

   The effective implementation date for SFAS No. 143 was January 1, 2003. Management has calculated the impact of SFAS No. 143 and the recently released FERC final rule, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations. As of June 30, 2003, LG&E recorded asset retirement obligation (ARO) assets in the amount of $4.5 million and liabilities of $9.6 million. LG&E recorded offsetting regulatory assets of $5.6 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of June 30, 2003, KU recorded ARO assets in the amount of $8.6 million and liabilities of $19.1 million. KU recorded offsetting regulatory assets of $9.7 million, pursuant to regulatory treatment prescribed under SFAS No. 71. LG&E and KU AROs are primarily related to final retirement of generating units. Assets with associated AROs will no longer include a cost of removal component within their depreciation rate. Assets without associated AROs will continue to be depreciated including a cost of removal component within the depreciation rate.

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

   For the three months and six months ended June 30, 2003, LG&E recorded ARO accretion expense of $154,000 and $308,000, respectively, ARO depreciation expense of $29,000 and $58,000, respectively, and an offsetting regulatory credit in the income statement of $183,000 and $366,000, respectively. For the three months and six months ended June 30, 2003, KU recorded ARO accretion expense of $306,000 and $612,000, respectively, ARO depreciation expense of $44,000 and $88,000, respectively, and an offsetting regulatory credit in the income statement of $350,000 and $700,000, respectively. The recording of the regulatory credit is pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 143 has no impact on the results of the operation of the Companies.

   The Companies adopted EITF No. 98-10, Accounting for Energy Trading and Risk Management Activities, effective January 1, 1999. This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement.

   Effective January 1, 2003, the Companies adopted EITF No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF No. 02-03 established the following:

        -  Rescinded EITF No. 98-10,
        - Contracts that do not meet the definition of a derivative under SFAS No.133 should not be marked to fair market value, and

        - Revenues should be shown in the income statement net of costs associated with trading activities, whether or not the trades are physically settled.

   With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, must be restated to historical cost through a cumulative effect adjustment. The rescission of this standard had no impact on financial position or results of operations of the Companies since all contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

   As a result of EITF No. 02-03, the Companies have netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change. The Companies applied this guidance to all prior periods, which had no impact on previously reported net income or common equity.

                                      Three Months       Six Months
                                          Ended            Ended
                                         June 30,        June 30,
                                       2003      2002      2003    2002
   LG&E:
   Gross electric operating revenues $180,637  $191,813  $375,930 $358,059
   Less costs reclassified
     from power purchased               6,720     6,588    14,994   11,948
   Net electric operating
      revenues reported              $173,917  $185,225  $360,936 $346,111

   KU:
   Gross electric operating revenues $204,675  $203,555  $438,822 $418,723
   Less costs reclassified
     from power purchased               7,501     7,535    16,665   13,679
   Net electric operating
      revenues reported              $197,174  $196,020  $422,157 $405,044

                                      Three Months       Six Months
                                          Ended            Ended
                                         June 30,        June 30,
                                      2003       2002      2003    2002
   LG&E:
   Gross power purchased             $ 24,033  $ 22,064 $ 56,434 $ 45,645
   Less costs reclassified to revenues  6,720     6,588   14,994   11,948
   Net power purchased reported      $ 17,313  $ 15,476 $ 41,440 $ 33,697

   KU:
   Gross power purchased             $ 41,149  $ 39,911 $ 91,513 $ 80,971
   Less costs reclassified to revenues  7,501     7,535   16,665   13,679
   Net power purchased reported      $ 33,648  $ 32,376 $ 74,848 $ 67,292

   In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim reporting periods beginning after June 15, 2003.

   LG&E has existing $5.875 series mandatorily redeemable preferred stock with 250,000 shares outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15th of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2003. Beginning with the three months ended September 30, 2003, LG&E will reclassify, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 will be charged as interest expense.

   KU has no financial instruments that fall within the scope of SFAS No.
   150.

9. On April 30, 2003, LG&E and KU each borrowed $100 million from an E.ON affiliate. The term of each loan is ten years and the interest rate is 4.55%. KU had a first mortgage bond of $62 million that matured in June 2003 and LG&E has a first mortgage bond of $42.6 million maturing in August 2003. The Companies expect to refinance these bonds, along with a portion of the notes payable to parent, with additional long-term intercompany loans.

   The Companies participate in a money pool whereby LG&E Energy can make funds available up to $400 million at market-based rates for each of LG&E and KU. LG&E Energy maintains facilities of $200 million with a Powergen subsidiary and $150 million with an E.ON affiliate to ensure funding availability for the money pool. There was $82 million outstanding under the Powergen line of credit and the balance under E.ON affiliates' line totaled $74.9 million as of June 30, 2003. LG&E Energy has provided loans to LG&E and KU through the money pool that total $171.7 million and $146.4 million, respectively, as of June 30, 2003. These borrowings carried an interest rate based on an index of highly rated commercial paper issuers as of the prior month end of 1.21% at June 30, 2003.

10.In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's consolidated financial position or results of operations.

   LG&E Employment Discrimination Case

   As previously reported, in October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination against LG&E. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs' claims. Discovery has commenced in the matter. The court has ordered mediation and certain plaintiffs have settled for non-material amounts as a result of that process. In addition, certain other plaintiffs have sought administrative review before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed to litigation on any claims reviewed. Previously amended pleadings, while reducing the size of the plaintiff and defendant groups and eliminating certain prior demands, contain a claimed damage amount of $100 million as well as requests for injunctive relief. During mediation in the first quarter 2003, additional settlements were reached with a number of plaintiffs, including a settlement with the lead plaintiff, which reduced the number of remaining plaintiffs to approximately nine. LG&E intends to continue to defend itself vigorously in the action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

   Combustion Turbine Litigation

   LG&E and KU have filed a lawsuit in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.) ("Alstom") regarding two combustion turbines supplied by Alstom during 1999. These units are installed at KU's E.W. Brown generating plant and beneficial ownership of the combustion turbines is jointly vested in LG&E and KU. The original purchase price for the turbines was approximately $91.8 million. The suit presents warranty, negligence, misrepresentation, fraud and other claims relating to numerous operational defects or deficiencies of the turbines. LG&E and KU have requested rescission of the contract and recovery of all expenditures relating to the turbines. Recently, the court ruled that LG&E and KU cannot pursue rescission on the breach of contract claim, but has not ruled on whether they can seek rescission on the fraud count. In addition, LG&E and KU seek punitive damages.
   As an alternative to rescission, LG&E and KU have requested relief for amounts incurred or expended to date in connection with operational repairs, cover damages or liquidated damages and other costs, with possible further damages and interest to be proven at trial. The matter is currently in discovery with a trial re-scheduled for the fourth quarter of 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and six month periods ended June 30, 2003, and should be read in connection with the financial statements and notes thereto.

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

              Three Months Ended June 30, 2003, Compared to
                     Three Months Ended June 30, 2002

LG&E Results:

LG&E's net income decreased $7.5 million (49%) for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily because of a decrease in sales to electric retail consumers due to milder weather experienced in 2003 and a decrease in the price of retail electric sales and higher depreciation and maintenance expenses.

A comparison of LG&E's revenues for the three months ended June 30, 2003, with the three months ended June 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                     Electric     Gas
Cause                                                Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                  $ (5,438)     $ 8,733
 Environmental cost recovery surcharge                 (89)           -
 Demand side management cost recovery                  279          (51)
 LG&E/KU merger surcredit                              227            -
 Value delivery surcredit                             (731)        (186)
 Weather normalization                                   -          588
 Variation in sales volume and other                (8,286)       1,944

 Total retail sales                                (14,038)      11,028

Wholesale sales                                      1,527         (428)
Gas transportation - net                                 -          (28)
Other                                                1,203          (54)

  Total                                           $(11,308)     $10,518

Electric revenues decreased primarily due to lower fuel costs billed to customers and a decrease in retail volumes sold due to a 42% decrease in cooling degree days. These decreases were partially offset by an increase in wholesale sales volumes. Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause and increased volumes sold, partially offset by a decrease in volume of wholesale sales.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Public Service Commission (Kentucky Commission). Fuel for electric generation decreased $4.3 million (8%) for the three months ended due to a decrease in generation ($2.5 million) and a decrease in the cost of coal burned ($1.8 million). Gas supply expenses increased $7.6 million (42%) due to an increase in net gas supply cost ($9.7 million), partially offset by a decrease in the volume of retail gas delivered to the distribution system ($2.1 million).

Power purchased increased $1.8 million (12%) due to an increase in the price of power purchased.

Other operations expenses decreased $1.4 million (3%), as compared to 2002, primarily due to lower injury and damage liability claims from third parties, $1.9 million.

Maintenance expenses increased $2.1 million (14%) primarily due to increased maintenance of gas distribution mains and maintenance of electric distribution lines, $1.9 million.

Depreciation and amortization increased $4.4 million (17%) because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             June 30, 2003  June 30, 2002
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         6.5           4.3
 Amortization of investment tax credit & R&D      (9.5)         (4.5)
 Other differences                                (2.2)         (0.4)
 Effective income tax rate                        29.8%         34.4%

The amortization of investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the three months ended June 30, 2003, caused the percentage changes to be greater in the 2003 period.

KU Results:

KU's net income increased $1.4 million (11%) for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase was mainly due to decreased maintenance expenses due to insurance recovery for expenses associated with a severe ice storm experienced in February 2003 partially offset by increases in depreciation, other operation expenses, power purchased, and fuel.

A comparison of KU's revenues for the three months ended June 30, 2003, with the three months ended June 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                              $   (116)
 Environmental cost recovery surcharge                    (826)
 LG&E/KU merger surcredit                                   76
 Value delivery surcredit                                 (403)
 Earnings sharing mechanism                              1,109
 Variation in sales volume and other                       282

 Total retail sales                                        122

Wholesale sales                                          2,962
Other                                                   (1,930)

Total                                                  $ 1,154

Electric revenue increased primarily due to an increase in wholesale sales volume.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $2.3 million (4%) for the quarter because of an increase in the cost of coal burned ($4.4 million) partially offset by a decrease in generation ($2.1 million) due to temporary plant outages.

Power purchased increased $1.3 million (4%) due to an increase in the price of power purchased ($.3 million) and an increase in the volume purchased ($1.0 million).

Other operation expenses increased $1.9 million (5%) as compared to 2002, due to increased pension (the market value of plan assets has been affected by declines in the equity market) and post-retirement medical expenses ($1.2 million), and increased property insurance ($.5 million).

Maintenance expenses decreased $8.0 million (52%) primarily due to an insurance reimbursement of costs incurred in the first quarter of 2003 for repairs to electric distribution equipment due to an ice storm in February 2003 ($8.9 million).

Depreciation and amortization increased $4.3 million (18%) because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             June 30, 2003  June 30, 2002
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         6.5           6.8
 Amortization of investment tax credit & R&D      (3.1)         (3.9)
 Other differences                                (4.6)         (4.5)
 Effective income tax rate                        33.8%         33.4%

Other income - net increased $1.0 million (60%) in 2003 primarily due to an increase in subsidiary earnings, $.6 million, and a decrease in benefit costs, $0.2 million, partially offset by taxes.

Interest charges decreased $1.3 million (14%) for the three months ended June 30, 2003 as compared to the three months ended 2002 due primarily to lower interest rates on variable rate debt. The weighted average interest rate on variable-rate bonds for the three months ended June 30, 2003, was 1.14% and the corresponding rate for the three months ended June 30, 2002, was 1.64%.

               Six Months Ended June 30, 2003, Compared to
                      Six Months Ended June 30, 2002

LG&E Results:

LG&E's net income decreased $1.2 million (3%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily because of an increase in operations, maintenance, and depreciation expenses partially offset by an increase in sales to gas retail consumers, due to the colder winter experienced in 2003, and increased electric wholesale sales.

A comparison of LG&E's revenues for the six months ended June 30, 2003, with the six months ended June 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                    Electric      Gas
Cause                                               Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                   $   611      $24,834
 Environmental cost recovery surcharge               1,278            -
 Demand side management cost recovery                  671          397
 LG&E/KU merger surcredit                             (449)           -
 Value delivery surcredit                           (1,517)        (830)
 Weather normalization                                   -       (2,262)
 Variation in sales volume and other                  (825)      17,374

 Total retail sales                                   (231)      39,513

Wholesale sales                                     13,596       (6,141)
Gas transportation - net                                 -          (12)
Other                                                1,460         (136)

  Total                                            $14,825      $33,224

Electric revenues increased primarily because of an increase in wholesale sales prices ($14.4 million), partially offset by a decrease in wholesale sales volumes ($.8 million). Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause and increased volumes sold due to an increase in heating degree days (19%), partially offset by a decrease in volume of wholesale sales.

Fuel for electric generation increased $1.1 million (1%) for the six months because of an increase in the cost of coal burned ($1.1 million). Gas supply expenses increased $30.3 million (30%) due to an increase in net gas supply cost ($21.5 million) and an increase in the volume of retail gas delivered to the distribution system ($13.6 million), partially offset by decreased wholesale gas expenses ($4.8 million).

Power purchased increased $7.7 million (23%) because of an increase in the price of power purchased ($9.0 million) partially offset by a decrease in the volume of the purchases ($1.3 million).

Other operations expenses increased $3.7 million (4%) in 2003, as compared to 2002, primarily due to higher costs of customer assistance programs ($1.5 million), and increased pension (the market value of plan assets has been affected by declines in the equity market), post-retirement and medical benefits ($2.2 million).

Maintenance expenses increased $2.0 million (7%) primarily due to increased maintenance of gas distribution mains and maintenance of electric distribution lines, $1.7 million.

Depreciation and amortization increased $6.3 million (12%) because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                      Six Months Ended  Six Months Ended
                                         June 30, 2003   June 30, 2002
 Effective Rate
 Statutory federal income tax rate             35.0%         35.0%
 State income taxes net of federal benefit      5.8           5.0
 Amortization of investment tax credit & R&D   (3.8)         (3.7)
 Other differences                             (0.8)         (0.2)
 Effective income tax rate                     36.2%         36.1%

Interest charges decreased $.8 million (5%) due primarily to lower interest rates on variable rate debt. The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2003 was 1.19%, compared to 1.61% for the comparable period in 2002.

KU Results:

KU's net income decreased $11.1 million (30%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decrease was mainly due to expenses associated with a severe ice storm experienced in February 2003, in excess of insurance reimbursements received in June 2003, timing of the performance of annual steam production maintenance and depreciation expense.

A comparison of KU's revenues for the six months ended June 30, 2003, with the six months ended June 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

Retail sales:
 Fuel supply adjustments                               $ 7,147
 Environmental cost recovery surcharge                    (889)
 Demand side management cost recovery                      337
 LG&E/KU merger surcredit                                 (366)
 Value delivery surcredit                                 (860)
 Earnings sharing mechanism                             (1,900)
 Variation in sales volume and other                    11,677

 Total retail sales                                     15,146

Wholesale sales                                            510
Other                                                    1,457

Total                                                  $17,113

Electric revenues increased primarily due to an increase in retail volumes sold due to a 13% increase in heating degree days and higher fuel costs billed to customers.

Fuel for electric generation increased $10.3 million (9%) for the six months due to an increase in the cost of coal burned ($11.5 million), offset by a decrease in generation ($1.2 million).

Power purchased increased $7.6 million (11%) due to an increase in price of power purchased ($2.8 million) and an increase in volume purchased ($4.8 million) partially as a result of temporary plant outages.

Other operation expenses increased $6.3 million (9%), primarily due to costs associated with an ice storm ($2.5 million), increased pension (the market value of plan assets has been affected by declines in the equity market) and post-retirement medical expenses ($2.6 million), increased property insurance ($.9 million), and higher electric transmission costs resulting from increased Midwest Independent System Operator (MISO) costs ($.3 million).

Maintenance expenses increased $9.4 million (35%) primarily due to repairs to electric distribution equipment due to an ice storm ($4.1 million, net of $8.9 million in insurance reimbursements), and timing of annual maintenance of steam production equipment ($5.7 million).

Depreciation and amortization increased $5.3 million (11%) because of additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

                                      Six Months Ended  Six Months Ended
                                        June 30, 2003  June 30, 2002
 Effective Rate
 Statutory federal income tax rate              35.0%         35.0%
 State income taxes net of federal benefit       6.7           6.3
 Amortization of investment tax credit & R&D    (3.4)         (3.5)
 Other differences                              (4.4)         (3.0)
 Effective income tax rate                      33.9%         34.8%

Other income - net increased $1.5 million (45%) primarily due to an increase in subsidiary earnings, $.5 million, decreased benefit costs, $.4 million, and gain on energy trading contracts marked to market $.5 million, partially offset by an increase in taxes.

Interest charges decreased $1.9 million (13%) due primarily to lower interest rates on variable rate debt. The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2003, was 1.16% and the corresponding rate for the six months ended June 30, 2002, was 1.57%.

Liquidity and Capital Resources

LG&E and KU's need for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Internal and external lines of credit, the accounts receivable securitization programs, and commercial paper programs are maintained to fund short-term capital requirements.

Construction expenditures for the six months ended June 30, 2003 for LG&E and KU amounted to $119.4 million and $175.5 million, respectively. Such expenditures related primarily to construction to meet nitrogen oxide (NOx) emission standards and the acquisition of combustion turbines to meet peak power demands. LG&E and KU combustion turbine expenditures for the six months ended June 30, 2003, were $53.3 million and $90.9 million, respectively. The expenditures were financed with internally generated funds, intercompany loans from affiliates, and accounts receivable securitization program funds. See Note 4 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's cash balance decreased $13.9 million during the six months ended June 30, 2003, primarily due to a pension contribution and the purchase of an interest in four combustion turbines financed with intercompany loans. KU's cash balance increased $1.3 million during the six months ended June 30, 2003. The increase reflects cash flows from operations and intercompany loans, partially offset by construction expenditures, including the purchase of an interest in four combustion turbines.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increase in accounts receivable at LG&E resulted primarily from timing of payments. The decrease in accounts receivable for KU resulted primarily from timing of payments. The decrease in LG&E's gas stored underground relates to seasonal usage of gas. The decrease in the fuel inventory at LG&E resulted from seasonal fluctuations partially offset by increased pricing. The decrease in fuel inventory at KU resulted from seasonal fluctuations.

The Companies participate in a money pool whereby LG&E Energy can make funds available up to $400 million at market-based rates for each of LG&E and KU. LG&E Energy maintains facilities of $200 million with a Powergen subsidiary and $150 million with an E.ON affiliate to ensure funding availability for the money pool. There was $82 million outstanding under the Powergen line of credit and the balance under E.ON affiliates' line totaled $74.9 million as of June 30, 2003. LG&E Energy has provided loans to LG&E and KU through the money pool that total $171.7 million and $146.4 million, respectively, as of June 30, 2003. These borrowings carried an interest rate based on an index of highly rated commercial paper issuers as of the prior month end of 1.21% at June 30, 2003.

During July 2003, LG&E entered into five 364 day revolving lines of credit that total $185 million. The facilities mature in June and July 2004.

On April 30, 2003, a $250 million line of credit of LG&E Energy with an E.ON affiliate expired and was not renewed.

On April 30, 2003, LG&E and KU each borrowed $100 million from an E.ON affiliate. The term of each loan is ten years and the interest rate is 4.55%. KU had a first mortgage bond of $62 million that matured in June 2003 and LG&E has a first mortgage bond of $42.6 million maturing in August 2003. The Companies expect to refinance these bonds, along with a portion of the notes payable to parent, with additional long-term intercompany loans.

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

LG&E's security ratings as of August 4, 2003, were:

                                        Moody's   S&P        Fitch

     First mortgage bonds               A1          A-       A+
     Preferred stock                    Baa1       BBB-      A-
     Commercial paper                   P-1        A-2       F-1

KU's security ratings as of August 4, 2003, were:

                                         Moody's   S&P       Fitch

     First mortgage bonds               A1          A        A+
     Preferred stock                    Baa1       BBB-      A-
     Commercial paper                   P-1        A-2       F-1

These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at June 30, 2003, and December 31, 2002, follow:

                                              June 30,  Dec. 31,
                                                2003      2002

Long-term debt (including current portion)      38.8%     35.5%
Notes payable                                    9.3      11.1
Preferred stock                                  5.1       5.5
Common equity                                   46.8      47.9
Total                                          100.0%    100.0%

KU's capitalization ratios at June 30, 2003, and December 31, 2002, follow:

                                              June 30,  Dec. 31,
                                                2003      2002

Long-term debt (including current portion)      34.5%     34.0%
Notes payable                                    9.4       8.1
Preferred stock                                  2.5       2.7
Common equity                                   53.6      55.2
Total                                          100.0%    100.0%

New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003. Management has calculated the impact of SFAS No. 143 and the recently released FERC final rule, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations. As of June 30, 2003, LG&E recorded asset retirement obligation (ARO) assets in the amount of $4.5 million and liabilities of $9.6 million. LG&E recorded offsetting regulatory assets of $5.6 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of June 30, 2003, KU recorded ARO assets in the amount of $8.6 million and liabilities of $19.1 million. KU recorded offsetting regulatory assets of $9.7 million, pursuant to regulatory treatment prescribed under SFAS No. 71. LG&E and KU AROs are primarily related to final retirement of generating units. Assets with associated AROs will no longer include a cost of removal component within their depreciation rate. Assets without associated AROs will continue to be depreciated including a cost of removal component within the depreciation rate.

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

Effective January 1, 2003, the Companies adopted EITF No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF No. 02-03 established the following:

    -  Rescinded EITF No. 98-10,
    - Contracts that do not meet the definition of a derivative under SFAS No. 133 should not be marked to fair market value, and
    - Revenues should be shown in the income statement net of costs associated with trading activities, whether or not the trades are physically settled.

With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 must be accounted for as executory contracts. Contracts previously recorded at fair value under EITF No. 98-10 that are not also derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, must be restated to historical cost through a cumulative effect adjustment. The rescission of this standard had no impact on financial position or results of operations of the Companies since all contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

As a result of EITF No. 02-03, the Companies have netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change. The Companies applied this guidance to all prior periods, which had no impact on previously reported net income or shareholders' equity. The following tables present the impact of this reclassification (in thousands of $):

                                      Three Months       Six Months
                                          Ended            Ended
                                         June 30,        June 30,
                                      2003     2002      2003    2002
   LG&E:
   Gross electric operating revenues$180,637 $191,813 $375,930  $358,059
   Less costs reclassified             6,720    6,588   14,994    11,948
   Net electric operating
      revenues reported             $173,917 $185,225 $360,936  $346,111

   KU:
   Gross electric operating revenues$204,675 $203,555 $438,822  $418,723
   Less costs reclassified             7,501    7,535   16,665    13,679
   Net electric operating
      revenues reported             $197,174 $196,020 $422,157  $405,044

                                      Three Months       Six Months
                                          Ended            Ended
                                         June 30,        June 30,
                                      2003     2002      2003    2002
   LG&E:
   Gross power purchased            $ 24,033 $ 22,064 $ 56,434 $ 45,645
   Less costs reclassified             6,720    6,588   14,994   11,948
   Net power purchased reported     $ 17,313 $ 15,476 $ 41,440 $ 33,697

   KU:
   Gross power purchased            $ 41,149 $ 39,911 $ 91,513 $ 80,971
   Less costs reclassified             7,501    7,535   16,665   13,679
   Net power purchased reported     $ 33,648 $ 32,376 $ 74,848 $ 67,292


In May 2003, the Financial Accounting Standards Board issued Statement of SFAS No. 150, Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim reporting periods beginning after June 15, 2003.

LG&E has existing $5.875 series mandatorily redeemable preferred stock with 250,000 shares outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15th of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E will reclassify, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 will be charged as interest expense.

KU has no financial instruments that fall within the scope of SFAS No. 150.

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped debt is estimated at $5.3 million and $5.5 million, respectively, at June 30, 2003. LG&E's exposure to floating interest rates decreased $18.3 million and KU's exposure to floating interest rates increased $4.3 million during the first six months of 2003. The potential changes in the fair values of the Companies' interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the first six months of 2003.

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

During 2002, the combination of poor market performance and historically low corporate bond rates created a divergence in the potential value of the pension liability and the actual value of the pension assets. However, year-to-date 2003 market performance has been quite strong. Should poor market conditions return these conditions could result in an increase in LG&E's and KU's funded accumulated benefit obligation and future pension expense. The primary assumptions that drive the value of the unfunded accumulated benefit obligation are the discount rate and expected return on plan assets.

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

The rescission of EITF No. 98-10 for fiscal periods ending after December 15, 2002, had no impact on LG&E's or KU's energy trading and risk management reporting as all contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

The table below summarizes each LG&E's and KU's energy trading and risk management activities for the three months and six months ended June 30, 2003, and 2002(in thousands of $). Trading volumes are evenly divided between LG&E and KU.

                                         Three Months          Six Months
                                            Ended                Ended
                                           June 30,            June 30,
                                         2003    2002      2003      2002
Fair value of contracts at beginning of
  period, net asset/(liability)         $ 403   $  12    $ (156)   $(186)
  Fair value of contracts when entered
    into during the period                  -     104     2,620      (57)
  Contracts realized or otherwise
    settled during the period            (226)    (31)     (283)     335
  Changes in fair value due to changes
    in assumptions                        141     (59)   (1,863)     (66)
Fair value of contracts at end of period,
  net asset/(liability)                 $ 318   $  26    $  318    $  26

No changes to valuation techniques for energy trading and risk management activities occurred during 2003 or 2002. Changes in market pricing, interest rate and volatility assumptions were made during all periods. All contracts outstanding at June 30, 2003, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of June 30, 2003, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Deregulation

The electricity industry in Virginia is currently undergoing deregulation which will enable customers to choose their own energy suppliers after January 2004. On March 19, 2003, the Governor of Virginia signed House Bill 2367, the "Electric Utility Restructuring Suspension," which suspends Kentucky Utilities/Old Dominion Power from Virginia electric utility restructuring until such time as retail choice is offered to other customers in the United States.

Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO are of the conclusion that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's (A) respective combined Annual Report on Form 10-K for the year ended December 31, 2002: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Notes 3 and 11 of LG&E's Notes to Financial Statements under Item 8 and Notes 3 and 11 of KU's Notes to Financial Statements under Item 8; and (B) respective combined Quarterly Report on Form 10Q for the quarter ended March 31, 2003: Item 1 of Part II Legal Proceedings. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

LG&E Employment Discrimination Case

As previously reported, in October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination against LG&E. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs' claims. Discovery has commenced in the matter. The court has ordered mediation and certain plaintiffs have settled for non-material amounts as a result of that process. In addition, certain other plaintiffs have sought administrative review before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed to litigation on any claims reviewed. Previously amended pleadings, while reducing the size of the plaintiff and defendant groups and eliminating certain prior demands, contain a claimed damage amount of $100 million as well as requests for injunctive relief. During mediation in the first quarter 2003, additional settlements were reached with a number of plaintiffs, including a settlement with the lead plaintiff, which reduced the number of remaining plaintiffs to approximately nine. LG&E intends to continue to defend itself vigorously in the action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

Combustion Turbine Litigation

LG&E and KU have filed a lawsuit in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.) ("Alstom") regarding two combustion turbines supplied by Alstom during 1999. These units are installed at KU's E.W. Brown generating plant and beneficial ownership of the combustion turbines is vested in LG&E and KU. The original purchase price for the turbines was approximately $91.8 million. The suit presents warranty, negligence, misrepresentation, fraud and other claims relating to numerous operational defects or deficiencies of the turbines. LG&E and KU have requested rescission of the contract and recovery of all expenditures relating to the turbines. Recently, the court ruled that LG&E and KU cannot pursue rescission on the breach of contract claim, but has not ruled on whether they can seek rescission on the fraud count. In addition, LG&E and KU seek punitive damages. As an alternative to rescission, LG&E and KU have requested relief for amounts incurred or expended to date in connection with operational repairs, cover damages or liquidated damages and other costs, with possible further damages and interest to be proven at trial. The matter is currently in discovery with a trial re-scheduled for the fourth quarter of 2003.

Item 6(a).  Exhibits.

                    Applicable to Form
                    10-Q of

Exhibit
No. LG&E  KU    Description

31    X   X    Certification - Section 302 of Sarbanes-Oxley Act of 2002
 31.1 X        Certification of Chairman of the Board, President and
               Chief Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
 31.2 X        Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
 31.3     X    Certification of Chairman of the Board, President and
               Chief Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
 31.4     X    Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

Item 6(b).  Reports on Form 8-K.

On May 14, 2003, LG&E and KU filed a Current Report on Form 8-K, submitting certifications of the Chairman, President and Chief Executive Officer and the Chief Financial Officer of each company, respectively, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 regarding the Companies' Quarterly Reports on Form 10-Q for the period ended March 31, 2003.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 13, 2003          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President, Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 13, 2003          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Senior Vice President, Finance and
                                Controller
                                (On behalf of the registrant in his
                                capacity as Principal Accounting Officer)

Exhibit 31 - CERTIFICATIONS

Exhibit 31.1

Louisville Gas and Electric Company

I, Victor A. Staffieri, Chairman of the Board, President and Chief Executive Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Louisville Gas and Electric Company;
    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 13, 2003


____________________
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

Exhibit 31.2

Louisville Gas and Electric Company

I, Richard Aitken-Davies, Chief Financial Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Louisville Gas and Electric Company;
    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 13, 2003


___________________
Richard Aitken-Davies
Chief Financial Officer

Exhibit 31.3

Kentucky Utilities Company

I, Victor A. Staffieri, Chairman of the Board, President and Chief Executive Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Kentucky Utilities Company;
    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 13, 2003


_____________________
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

Exhibit 31.4

Kentucky Utilities Company

I, Richard Aitken-Davies, Chief Financial Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Kentucky Utilities Company;
    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 13, 2003


____________________
Richard Aitken-Davies
Chief Financial Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the Quarterly Report of Louisville Gas and Electric Company and Kentucky Utilities Company (the "Companies") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge,

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Companies as of the dates and for the period expressed in the Report.


August 13, 2003


                                 /s/  Victor A. Staffieri
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 Louisville Gas and Electric Company
                                 Kentucky Utilities Company


                                 /s/  Richard Aitken-Davies
                                 Chief Financial Officer
                                 Louisville Gas and Electric Company
                                 Kentucky Utilities Company


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

