Form 10-Q
period 2003-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2003-11-13
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of October 31, 2003, all held by LG&E Energy Corp.
                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of October 31, 2003, all held by LG&E Energy Corp.

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.
                             TABLE OF CONTENTS

                                  PART I


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
       LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
        STATEMENTS OF INCOME                                             1
        BALANCE SHEETS                                                   2
        STATEMENT OF CASH FLOWS                                          4
        STATEMENT OF RETAINED EARNINGS                                   5
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                         6

       KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
        STATEMENTS OF INCOME                                             7
        BALANCE SHEETS                                                   8
        STATEMENT OF CASH FLOWS                                         10
        STATEMENT OF RETAINED EARNINGS                                  11
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                        12

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       13

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.                                      21

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     31
ITEM 4  CONTROLS AND PROCEDURES.                                        33
                                  PART II
ITEM 1  LEGAL PROCEEDINGS.                                              36
ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                36
        SIGNATURES                                                      38

        EXHIBITS                                                        39

           Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,          September 30,
                                           2003                2002 2003
2002
OPERATING REVENUES (Note 5 and Note 8):
Electric                        $230,174  $220,274    $591,110  $566,385
Gas                               32,659    22,800     213,939   170,856
 Total operating revenues        262,833   243,074     805,049   737,241

OPERATING EXPENSES:
Fuel for electric generation      55,628    52,827     151,382   147,484
Power purchased (Note 8)          18,805    12,579      60,245    46,276
Gas supply expenses               19,509    11,098     151,579   112,911
Other operation expenses          51,890    51,269     158,797   154,486
Maintenance                       12,526    18,869      42,109    46,441
Depreciation and amortization
 (Note 8)                         28,429    28,196      85,866    79,363
Federal and state income taxes    23,707    22,083      45,062    43,655
Property and other taxes           4,659     4,501      12,848    13,815
 Total operating expenses        215,153   201,422     707,888   644,431

NET OPERATING INCOME              47,680    41,652      97,161    92,810

Other income (expense) - net         287       156        (43)        90
Interest charges (Note 3)          8,096     7,604      22,227    22,497

NET INCOME                      $ 39,871  $ 34,204    $ 74,891  $ 70,403


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                September 30, December 31,
                                                     2003         2002

UTILITY PLANT:
At original cost                               $3,752,179    $3,622,985
Less: reserve for depreciation                  1,522,825     1,463,674
 Net utility plant (Note 7)                     2,229,354     2,159,311

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of September 30, 2003
 and December 31, 2002                                611           764

CURRENT ASSETS:
Cash                                                3,400        17,015
Accounts receivable -
 less reserve of $1,415 as of September 30, 2003
 and $2,125 as of December 31, 2002 (Note 4)       55,241        68,440
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         25,099        36,600
 Gas stored underground                            69,634        50,266
 Other                                             24,342        25,651
Prepayments and other                               2,662         5,298
 Total current assets                             180,378       203,270

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            6,334         6,532
Regulatory assets (Note 6)                        139,829       153,446
Other                                              33,164        37,755
 Total deferred debits and other assets           179,327       197,733

Total assets                                   $2,589,670    $2,561,078


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                September 30, December 31,
                                                     2003         2002
CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                 $  425,170    $  425,170
Common stock expense                                 (836)         (836)
Additional paid-in capital                         40,000        40,000
Retained earnings                                 481,926       409,319
Accumulated other comprehensive loss              (39,939)      (40,512)
 Total common equity                              906,321       833,141
Cumulative preferred stock                         70,140        70,140
Manditorily redeemable preferred stock             22,500        23,750
Long-term debt                                    328,104       328,104
Long-term debt to associated company (Note 9)                   200,000
-
 Total capitalization                           1,527,065     1,255,135

CURRENT LIABILITIES:
Current portion of manditorily
 redeemable preferred stock                         1,250         1,250
Current portion of long-term debt                 246,200       288,800
Notes payable to parent (Note 9)                   75,132       193,053
Accounts payable                                   84,252       122,771
Accrued taxes                                      12,940         1,450
Other                                              20,245        19,536
 Total current liabilities                        440,019       626,860

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           344,281       313,225
Investment tax credit, in process of amortization  51,380        54,536
Accumulated provision for pensions
 and related benefits                             127,496       224,703
Customer advances for construction                  9,700        10,260
Asset retirement obligation (Note 8)                9,793             -
Regulatory liabilities (Note 6)                    43,715        52,424
Long-term derivative liability                     16,464        17,115
Other                                              19,757         6,820
 Total deferred credits and other liabilities     622,586       679,083

Total capital and liabilities                  $2,589,670    $2,561,078


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  74,891    $   70,403
Items not requiring cash currently:
 Depreciation and amortization                     85,866        79,363
 Deferred income taxes - net                       24,589         7,748
 Investment tax credit - net                       (3,156)       (3,100)
 Asset retirement obligations (Note 8)              4,108             -
 Other                                             26,104        33,595
Changes in current assets and liabilities         (28,028)      (63,348)
Changes in accounts receivable
  securitization-net (Note 4)                      11,600        32,200
Pension funding (Note 9)                          (89,125)            -
Gas supply clause                                 (14,970)        5,331
Other                                              12,086         8,331
 Net cash flows from operating activities        $103,965       170,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term investments                                 153          (239)
Construction expenditures                         (153,064)    (141,855)
 Net cash flows from investing activities         (152,911)    (142,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from
  associated company (Note 9)                      200,000            -
Short-term borrowings from parent (Note 9)         478,800      896,456
Repayment of short-term borrowings from parent    (596,721)    (861,500)
Retirement of preferred stock                       (1,250)           -
Retirement of first mortgage bonds                 (42,600)           -
Issuance of pollution control bonds                     -       118,876
Retirement of pollution control bonds                   -      (120,000)
Payment of dividends                                (2,898)     (49,225)
 Net cash flows from financing activities           35,331      (15,393)

CHANGE IN CASH                                     (13,615)      13,036

CASH AT BEGINNING OF PERIOD                         17,015        2,112

CASH AT END OF PERIOD                             $  3,400     $ 15,148

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                     $ 12,968     $ 46,925
 Interest on borrowed money                       $ 17,204     $ 22,523


The accompanying notes are an integral part of these consolidated financial statements.

Page 5

            Louisville Gas and Electric Company and Subsidiary
                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months         Nine Months
                                       Ended                Ended
                                    September 30,       September 30,
                                 2003        2002     2003       2002


Balance at beginning of period  $442,498   $404,721  $409,319  $393,636
Net income                        39,871     34,204    74,891    70,403
 Subtotal                        482,369    438,925   484,210   464,039

Cash dividends declared on stock:
5% cumulative preferred              269        269       807       807
Auction rate cumulative preferred    174        439       743     1,281
$5.875 cumulative preferred            -        367       734     1,101
Common                                 -     23,000         -    46,000
 Subtotal                            443     24,075     2,284    49,189

Balance at end of period        $481,926   $414,850  $481,926  $414,850


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                 2003      2002          2003     2002

Net income                       $39,871   $34,204     $74,891   $70,403

Gains (losses) on
 derivative instruments and
 hedging activities (Note 3)       3,539    (7,691)        955   (10,121)

Income tax benefit (expense) related
 to items of other comprehensive
 income                           (1,416)    3,076        (382)    4,049

Other comprehensive income (loss),
 net of tax                        2,123    (4,615)        573    (6,072)

Other Ccomprehensive income      $41,994   $29,589     $75,464   $64,331


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                      Three Months         Nine Months
                                        Ended                 Ended
                                      September 30,       September 30,
                                    2003      2002      2003        2002

OPERATING REVENUES
  (Note 5 and Note 8)             $235,426 $235,059   $657,583  $640,103

OPERATING EXPENSES:
Fuel for electric generation        75,300   80,380    201,264   196,018
Power purchased (Note 8)            31,702   27,912    106,550    95,203
Other operation expenses            35,603   38,151    112,622   108,874
Maintenance                         13,031   12,439     49,400    39,385
Depreciation and amortization
  (Note 8)                          24,751   24,449     76,663    71,023
Federal and state income taxes      18,196   17,011     32,263    38,759
Property and other taxes             4,067    3,689     12,230    11,565
 Total operating expenses          202,650  204,031    590,992   560,827

NET OPERATING INCOME                32,776   31,028     66,591    79,276


Other income - net                   2,145    5,466      6,948     8,789
Interest charges (Note 3)            4,611    5,409     17,209    19,871


NET INCOME                        $ 30,310 $ 31,085   $ 56,330  $ 68,194



The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)


                                  ASSETS

                                                September 30, December 31,
                                                     2003         2002

UTILITY PLANT:
At original cost                               $3,527,901    $3,280,762
Less: reserve for depreciation                  1,600,258     1,536,658
 Net utility plant (Note 7)                     1,927,643     1,744,104

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $130 as of September 30, 2003 and
 December 31, 2002                                 17,176        14,358

CURRENT ASSETS:
Cash                                                9,332         5,391
Accounts receivable - less reserve of $953 and $800
 as of September 30, 2003 and December 31, 2002,
 respectively (Note 4)                             51,082        49,588
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         33,560        46,090
 Other                                             27,230        26,408
Prepayments and other                               3,432         6,584
 Total current assets                             124,636       134,061

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            4,832         4,991
Regulatory assets (Note 6)                         53,676        63,776
Long-term derivative asset                         15,917        16,928
Other                                              23,449        20,165
 Total deferred debits and other assets            97,874       105,860

Total assets                                   $2,167,329    $1,998,383


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                    Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                September 30, December 31,
                                                     2003         2002

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                 $  308,140    $  308,140
Common stock expense                                 (322)         (322)
Additional paid-in capital                         15,000        15,000
Retained earnings                                 556,662       502,024
Accumulated other comprehensive loss              (10,280)      (10,462)
 Total common equity                              869,200       814,380
Cumulative preferred stock                         39,727        39,727
Long-term debt (Note 9)                           346,782       346,562
Long-term debt to associated company (Note 9)     175,000             -
 Total capitalization                           1,430,709     1,200,669

CURRENT LIABILITIES:
Current portion of long-term debt                  91,930       153,930
Notes payable to parent (Note 9)                   98,730       119,490
Accounts payable                                   68,193        95,374
Accrued taxes                                      10,558         4,955
Other                                              24,765        21,442
 Total current liabilities                        294,176       395,191

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           260,488       241,184
Investment tax credit, in process of
  amortization                                      6,519         8,500
Accumulated provision for pensions and
 related benefits                                  96,995       110,927
Asset retirement obligation (Note 8)               19,393             -
Regulatory liabilities (Note 6)                    21,003        29,876
Other                                              38,046        12,036
 Total deferred credits and other liabilities     442,444       402,523

Total capital and liabilities                  $2,167,329    $1,998,383


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 56,330      $ 68,194
Items not requiring cash currently:
 Depreciation and amortization                     76,663        71,023
 Deferred income taxes - net                       10,277        (2,180)
 Investment tax credit - net                       (1,981)       (2,216)
 Asset retirement obligations (Note 8)              9,460             -
 Other                                             16,074        18,358
Changes in current assets and liabilities          (4,888)      (23,631)
Changes in accounts receivable
  securitization-net (Note 4)                           -         4,900
Pension funding (Note 9)                          (9,515)       (16,011)
Other                                              27,690        16,870
 Net cash flows from operating activities         180,110       135,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term investments                              (2,818)       (4,137)
Construction expenditures                        (263,899)     (164,766)
 Net cash flows from investing activities        (266,717)     (168,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from
  associated company (Note 9)                     175,000             -
Short-term borrowings from parent (Note 9)        520,840       390,200
Repayment of short-term borrowings from parent   (541,600)     (350,300)
Retirement of first mortgage bonds                (62,000)            -
Issuance of pollution control bonds                     -        36,813
Retirement of pollution control bonds                   -       (37,930)
Payment of dividends                               (1,692)       (1,692)
 Net cash flows from financing activities          90,548        37,091

CHANGE IN CASH                                      3,941         3,495

CASH AT BEGINNING OF PERIOD                         5,391         3,295

CASH AT END OF PERIOD                            $  9,332      $  6,790

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                     $ 19,012     $ 59,070
 Interest on borrowed money                       $ 12,681     $ 22,419


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                 2003      2002       2003      2002


Balance at beginning of period  $526,916  $446,877   $502,024  $410,896
Net income                        30,310    31,085     56,330    68,194
 Subtotal                        557,226   477,962    558,354   479,090

Cash dividends declared on stock:
4.75% cumulative preferred           237       237        711       711
6.53% cumulative preferred           327       327        981       981
 Subtotal                            564       564      1,692     1,692

Balance at end of period        $556,662  $477,398   $556,662  $477,398


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                     Three Months          Nine Months
                                       Ended                  Ended
                                     September 30,         September 30,
                                  2003       2002       2003      2002

Net income                        $30,310   $31,085   $56,330   $68,194

Gains (losses) on derivative
  instruments and
  hedging activities (Note 3)         303    (4,475)       303   (2,647)

Income tax benefit (expense) related to
 Items of other comprehensive income (121)    1,790       (121)   1,059

Other comprehensive income (loss),
 net of tax                           182    (2,685)       182   (1,588)

Comprehensive income              $30,492   $28,400    $56,512  $66,606


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

   See LG&E's and KU's current report on Form 8-K dated November 12, 2003, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   The accompanying financial statements for the three months and nine months ended September 30, 2002, have been revised to conform with certain reclassifications in the current three months and nine months ended September 30, 2003. These reclassifications had no effect on net income, total assets, or total capital and liabilities as previously reported.

2. On December 11, 2000, LG&E Energy was acquired by Powergen plc, now known as Powergen Limited ("Powergen"), for cash of approximately $3.2 billion or $24.85 per share and the assumption of all of LG&E Energy's debt. As a result of the acquisition, LG&E Energy became a wholly-owned indirect subsidiary of Powergen and LG&E and KU became indirect subsidiaries of Powergen. The utility operations (LG&E and KU) of LG&E Energy continued their separate identities and continue to serve customers in Kentucky, Virginia and Tennessee under their existing names. The preferred stock and debt securities of the utility operations were not affected by this transaction and the utilities continue to file SEC reports. Following the acquisition, Powergen became a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"), and LG&E and KU, as subsidiaries of a registered holding company, became subject to additional regulation under PUHCA.

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

3. The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

   As of September 30, 2003, LG&E had fixed rate swaps covering $100.3 million in notional amounts of variable rate debt and with fixed rates ranging from 4.309% to 5.495%. The average variable rate on the debt during the three months and nine months ended September 30, 2003 was .93% and 1.09%, respectively. The swaps have been designated as cash flow hedges and expire on various dates from February 2005 through November 2020. The hedges were deemed to be fully effective resulting in a pretax gain for the three months and nine months ended September 30, 2003 of $3.2 million and $.7 million, respectively, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amount expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial due to the long-term nature of the swaps.

   As of September 30, 2003, KU had variable rate swaps covering
   $153.0 million in notional amounts of fixed rate debt. The average variable rate on these swaps during the three months and nine months ended September 30, 2003 was 1.76% and 1.88%, respectively. The underlying debt has fixed rates ranging from 5.75% to 7.92%. The swaps have been designated as fair value hedges and expire on various dates from May 2007 through September 2025. During the three months and nine months ended September 30, 2003, the effect of marking these financial instruments and the underlying debt to market resulted in a pretax gain of $0.8 million and a pretax loss of $1.2 million, respectively, recorded as a decrease/increase in interest expense.

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

   As part of these programs, in February 2001, LG&E and KU sold retail accounts receivables to wholly-owned subsidiaries, LG&E Receivables LLC ("LG&E R") and KU Receivables LLC ("KU R"). Simultaneously, LG&E R and KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R and KU R can sell, on a revolving basis, an undivided interest in certain of their receivables and receive up to $75 million and $50 million, respectively, from an unrelated third party purchaser. The effective cost of the receivables programs is comparable to the Companies' lowest cost source of capital, and is based on prime rated commercial paper. LG&E and KU retain servicing rights of the sold receivables through separate servicing agreements with the third party purchasers. LG&E and KU have obtained opinions from independent legal counsel indicating these transactions qualify as true sales of receivables. As of September 30, 2003 and December 31, 2002, LG&E's outstanding program balances were $74.8 million and $63.2 million, respectively, and KU's balance for both periods was $49.3 million. These programs expire in February 2004.

   The allowance for doubtful accounts associated with the eligible securitized receivables was $1.4 million at September 30, 2003 and $2.1 million at December 31, 2002 for LG&E, and $0.5 million for KU at September 30, 2003 and December 31, 2002. Management believes that the risk of uncollectibility associated with the sold receivables is minimal.

5. External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and nine months ended September 30, 2003, follow (in thousands of $):

                   Three Months Ended September 30, 2003

                       External     Intersegment
                       Revenues       Revenues      Net Income (Loss)

   LG&E electric        $218,194        $11,980            $41,924
   LG&E gas               32,659              -            (2,053)
    Total               $250,853        $11,980            $39,871

   KU electric          $224,426        $11,000            $30,310

                   Nine Months Ended September 30, 2003

                       External     Intersegment
                       Revenues       Revenues          Net Income

   LG&E electric        $549,630        $41,480            $69,413
   LG&E gas              213,939              -              5,478
    Total               $763,569        $41,480            $74,891

   KU electric          $624,334        $33,249            $56,330

   External and intersegment revenues (related party transactions between LG&E and KU) and income by business segment for the three and nine months ended September 30, 2002, follow (in thousands of $):

                   Three Months Ended September 30, 2002

                       External     Intersegment
                       Revenues       Revenues      Net Income (Loss)

   LG&E electric        $215,458       $ 4,816             $38,024
   LG&E gas               22,800             -             (3,820)
    Total               $238,258       $ 4,816             $34,204

   KU electric          $228,776       $ 6,283             $31,085

                   Nine Months Ended September 30, 2002

                       External     Intersegment
                       Revenues       Revenues          Net Income

   LG&E electric        $538,666        $27,719            $66,774
   LG&E gas              170,856              -              3,629
    Total               $709,522        $27,719            $70,403

   KU electric          $610,944        $29,159            $68,194

6. The following regulatory assets and liabilities were included in the balance sheet of LG&E and KU as of September 30, 2003 and December 31, 2002 (in thousands of $):

                        Louisville Gas and Electric
                                (Unaudited)
                                                 September 30, December 31,
                                                      2003        2002

   REGULATORY ASSETS:
   Value Delivery Team (VDT) costs                  $ 75,344    $ 98,044
   Unamortized loss on bonds                          18,004      18,843
   Gas supply adjustments due from customers          29,086      13,714
   Earnings sharing mechanism provision                6,311      12,500
   Asset retirement obligation                         5,772           -
   LG&E/KU merger costs                                    -       1,815
   One utility costs                                       -         954
   Manufactured gas sites                              1,530       1,757
   Other                                               3,782       5,819
        Total                                        $139,829   $153,446

   REGULATORY LIABILITIES:
   Deferred income taxes - net                       $ 39,191    $ 45,536
   Gas supply adjustments due to customers              3,555       3,154
   Other                                                  969       3,734
       Total                                         $ 43,715    $ 52,424

                            Kentucky Utilities
                                (Unaudited)
                                                 September 30, December 31,
                                                      2003         2002

   REGULATORY ASSETS:
   Value Delivery Team (VDT) costs                   $29,389     $38,375
   Unamortized loss on bonds                           8,835       9,456
   Earnings sharing mechanism provision                5,792      13,500
   Asset retirement obligation                        10,064           -
   LG&E/KU merger costs                                    -       2,046
   One utility costs                                       -         873
   Other                                                (404)       (474)
        Total                                        $53,676     $63,776

   REGULATORY LIABILITIES:
        Deferred income taxes - net                   19,949      28,854
   Other                                               1,054       1,022
  Total                                              $21,003     $29,876

   Merger Surcredit

   As part of the LG&E Energy merger with KU Energy in 1998, LG&E Energy estimated non-fuel savings over a ten-year period following the merger. Costs to achieve these savings of $50.2 million for LG&E and $42.3 million for KU were recorded in the second quarter of 1998. Of these amounts $18.1 million for LG&E and $20.5 million for KU was deferred and amortized over a five-year period pursuant to regulatory orders. Primary components of the merger costs were separation benefits, relocation costs, and transaction fees, the majority of which were paid by December 31, 1998. LG&E and KU expensed the remaining costs associated with the merger ($32.1 million and $21.8 million, respectively) in the second quarter of 1998.

   In approving the merger, the Kentucky Commission adopted the Companies' proposal to reduce its retail customers' bills based on one-half of the estimated merger-related savings, net of deferred and amortized amounts, over a five-year period. The surcredit mechanism provided that 50% of the net non-fuel cost savings estimated to be achieved from the merger be provided to ratepayers through a monthly bill credit, and 50% be retained by the Companies, over a five-year period. The surcredit was allocated 53% to KU and 47% to LG&E. In that same order, the Kentucky Commission required LG&E and KU, after the end of the five-year period, to present a plan for sharing with customers the then-projected non-fuel savings associated with the merger. The Companies submitted this filing on January 13, 2003, proposing to continue to share with customers, on a 50%/50% basis, the estimated fifth-year gross level of non-fuel savings associated with the merger.

   On October 16, 2003, the Kentucky Commission approved a merger surcredit settlement whereby the surcredit mechanism will remain in place for an additional five-year period at a levelized amount per year calculated from the originally estimated non-fuel savings for years six through ten. Customers and shareholders will continue to equally share merger savings on a 50%/50% basis and LG&E's customers will continue to be allocated 47%, and KU's customers will continue to be allocated 53%, of the customers' portion of the merger savings. As a part of the settlement, certain customers, in lieu of receiving monthly credits, will receive the present value of their estimated surcredits in up-front payments. These payments, $6.9 million for LG&E and $5.3 million for KU, will be deferred and amortized over the five-year period starting July 1, 2003, pursuant to the order. Remaining LG&E and KU customers will receive credits totaling $18.0 million and $17.9 million, respectively, in each of the five years beginning July 1, 2003.

7. The following data represent shares of jointly owned additions to the Trimble County plant for four combustion turbines as of September 30, 2003:

                                          LG&E      KU         Total

         Ownership %                      37%       63%          100%
         Mw capacity                      237       403           640
         Plant under construction ($mill) $63      $108          $171
         Depreciation                       -         -             -
         Net book value                   $63      $108          $171

8. Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, was issued in 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

   The effective implementation date for SFAS No. 143 was January 1, 2003 and the associated FERC final rule, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, was issued April 9, 2003. As of September 30, 2003, LG&E recorded asset retirement obligation (ARO) assets in the amount of $4.5 million and liabilities of $9.8 million. LG&E recorded offsetting regulatory assets of $5.8 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of September 30, 2003, KU recorded ARO assets in the amount of $8.6 million and liabilities of $19.4 million. KU recorded offsetting regulatory assets of $10.0 million, pursuant to regulatory treatment prescribed under SFAS No. 71. LG&E and KU AROs are primarily related to final retirement of assets associated with generating units. Assets with associated AROs will no longer include a cost of removal component within their depreciation rate. Assets without associated AROs will continue to be depreciated including a cost of removal component within the depreciation rate. The Companies are in the process of calculating the amount of the costs of removal embedded in accumulated depreciation.

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

   For the three months and nine months ended September 30, 2003, LG&E recorded ARO accretion expense of $154,000 and $462,000, respectively, ARO depreciation expense of $29,000 and $88,000, respectively, and an offsetting regulatory credit in the income statement of $185,000 and $550,000, respectively. For the three months and nine months ended September 30, 2003, KU recorded ARO accretion expense of $306,000 and $916,000, respectively, ARO depreciation expense of $44,000 and $131,000, respectively, and an offsetting regulatory credit in the income statement of $350,000 and $1.0 million, respectively. The recording of the regulatory credit is pursuant to regulatory treatment prescribed under SFAS No. 71. SFAS No. 143 has no impact on the results of the operation of the Companies.

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

                                      Three Months      Nine Months
                                          Ended            Ended
                                      September 30,    September 30,
                                      2003     2002      2003    2002
   LG&E:
   Gross electric operating revenues $230,174 $223,017 $591,110  $581,076
   Less costs reclassified
      from power purchased                  -    2,743        -    14,691
   Net electric operating
      revenues reported              $230,174 $220,274 $591,110  $566,385

   KU:
   Gross electric operating revenues $235,426 $239,020 $657,583  $657,744
   Less costs reclassified
      from power purchased                  -    3,961        -    17,641
   Net electric operating
      revenues reported              $235,426 $235,059 $657,583  $640,103

                                      Three Months      Nine Months
                                          Ended            Ended
                                      September 30,    September 30,
                                      2003     2002      2003    2002
   LG&E:
   Gross power purchased             $ 18,805 $ 15,322 $ 60,245 $ 60,967
   Less costs reclassified to revenues      -    2,743        -   14,691
   Net power purchased reported      $ 18,805 $ 12,579 $ 60,245 $ 46,276

   KU:
   Gross power purchased             $ 31,702 $ 31,873  $106,550 $112,844
   Less costs reclassified to revenues      -    3,961        -    17,641
   Net power purchased reported      $ 31,702 $ 27,912  $106,550 $ 95,203


    In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim reporting periods beginning after June 15, 2003, except for certain instruments and certain entities which have been deferred by the FASB. Such deferrals do not affect LG&E and KU..

    LG&E has existing $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2003, leaving 237,500 shares currently outstanding. Beginning with the three months ended September 30, 2003, LG&E reclassified, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 are charged as interest expense.

    KU has no financial instruments that fall within the scope of SFAS No.
    150.

9. In October 2003, KU issued a redemption notice to holders of Series P, 8.55% first mortgage bonds ($33.0 million). These bonds will be redeemed on November 25, 2003. The redemption will be funded with long-term loans from an E.ON affiliate.

   On August 15, 2003, LG&E borrowed $100 million from an E.ON affiliate for a ten-year term at 5.31%. The loan is secured by a second lien on substantially all of LG&E's assets. The proceeds were used to repay a maturing first mortgage bond of $42.6 million and to repay notes payable to affiliates.

   On August 15, 2003, KU borrowed $75 million from an E.ON affiliate for a ten-year term at 5.31%. The loan is secured by a second lien on substantially all of KU's assets. The proceeds were used to repay notes payable to affiliates, some of which were the result of the repayment of a $62 million first mortgage bond.

   During July 2003, LG&E entered into five revolving lines of credit with third-party financial institutions totaling $185 million. These credit facilities expire in June 2004, and there was no outstanding balance under any of these facilities at September 30, 2003.

   The Companies participate in a money pool whereby LG&E Energy can make available up to $400 million at market-based rates for each of LG&E and KU. LG&E Energy maintains a facility totaling $150 million with an E.ON affiliate to ensure funding availability for the money pool. There was $46.0 million outstanding under E.ON affiliates' line as of September 30, 2003, leaving $104.0 million available. LG&E Energy had outstanding loans to LG&E and KU through the money pool that totaled $75.1 million and $98.7 million, respectively, as of September 30, 2003. These borrowings carried a thirty-day average interest rate of 1.06% at September 30, 2003, based on an index of highly rated commercial paper issuers as of the prior month end. LG&E and KU had available under the money pool, $324.9 million and $301.3 million, respectively, as of September 30, 2003.

   In August 2003, LG&E and KU contributed an additional $6.0 million each to their respective pension plans.

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

   LG&E Employment Discrimination Case

   As previously reported, in October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination. LG&E has moved the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs' claims. Discovery has commenced in the matter. The court has ordered mediation and certain plaintiffs have settled for immaterial amounts as a result of that process. In addition, certain other plaintiffs have sought administrative review before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed to litigation on any claims reviewed. Previously amended pleadings, while reducing the size of the plaintiff and defendant groups and eliminating certain prior demands, contain a claimed damage amount of $100 million as well as requests for injunctive relief. During mediation in 2003, additional settlements for immaterial amounts were reached with a number of plaintiffs, including a settlement with the lead plaintiff, which reduced the number of remaining plaintiffs to nine. LG&E intends to continue to defend itself vigorously in the remaining action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

   Combustion Turbine Litigation

   In October 2003, LG&E and KU and third parties completed a settlement agreement to dismiss the Companies' previously reported lawsuit in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.). The suit concerned operational deficiencies of two combustion turbines supplied by Alstom during 1999, installed at KU's E.W. Brown plant and jointly owned by LG&E and KU. The settlement agreement provides for $20 million reimbursement in two installments to be paid in January and April 2004 to LG&E and KU for the Companies' expenditures incurred regarding the turbines. The parties also entered into a long-term service agreement, whereby Alstom will provide to LG&E and KU certain future inspections, repairs and services for the turbines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and nine month periods ended September 30, 2003, and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the Securities and Exchange Commission, including the current report on Form 8-K dated November 12, 2003.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

            Three Months Ended September 30, 2003, Compared to
                  Three Months Ended September 30, 2002

LG&E Results:

LG&E's net income increased $5.7 million (17%) for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002 primarily because of increased wholesale electric sales offset by decreased retail electric sales.

A comparison of LG&E's revenues for the three months ended September 30, 2003, with the three months ended September 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                     Electric     Gas
Cause                                                Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                   $ 3,481     $ 7,171
 Environmental cost recovery surcharge              (2,560)          -
 Demand side management cost recovery                  398         (17)
 LG&E/KU merger surcredit                             (947)          -
 Value delivery surcredit                           (1,111)       (127)
 Variation in sales volume and other               (10,339)      2,737

 Total retail sales                                (11,078)      9,764

Wholesale sales                                     20,793           -
Gas transportation - net                                 -         (71)
Other                                                  185         166

  Total                                            $ 9,900     $ 9,859

Electric revenues increased primarily due an increase in wholesale sales (volumes increased 135%, resulting in $24.4 million higher revenues) and higher fuel supply cost billed to customers, partially offset by a decrease in retail volumes sold due to a 29% decrease in cooling degree days. Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause and increased volumes sold.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Public Service Commission (Kentucky Commission). Fuel for electric generation increased $2.8 million (5%) for the three months ended September 30, 2003, due to an increase in in the quantity of fuel consumed for generation to supply wholesale sales ($5.0 million), partially offset by a decrease in the cost of coal burned ($2.2 million). Gas supply expenses increased $8.4 million (76%) due to an increase in net gas supply cost ($7.8 million) and an increase in the volume of retail gas delivered to the distribution system ($0.6 million).

Power purchased increased $6.2 million (49%) due to increased purchases for higher off-system sales (49% higher volumes resulted in a $6.2 million volume variance).

Maintenance expense decreased $6.3 million (34%) due to a decrease in expenses related to steam power production as a result of decreased plant outages ($4.3 million) and fewer gas main repairs ($2.0 million) in 2003 as compared to 2002.

Although income tax expense increased due to higher pre-tax income, prior year adjustments booked in the third quarter of 2003 reduced tax expense in the period and lowered the effective tax rate.

                                            Three Months     Three Months
                                               Ended            Ended
                                         September 30, 2003September 30, 20
02
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.9           5.5
 Amortization of investment and other tax credits (1.7)         (1.8)
 Other differences                                (2.4)         (0.1)
 Effective income tax rate                        35.8%         38.6%

Interest charges increased $.5 million (6%) in 2003 primarily due to $.3 million in additional interest expense related to preferred dividends reclassified as debt in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2003, was 0.99%, compared to 1.42% for the comparable period in 2002.

KU Results:

KU's net income decreased $.8 million (2%) for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease was primarily due to decreased other income, partially offset by decreased other operation expenses.

A comparison of KU's revenues for the three months ended September 30, 2003, with the three months ended September 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

                                                     Electric
Cause                                                Revenues

Retail sales:
 Fuel supply adjustments                               $ 4,167
 Environmental cost recovery surcharge                     840
 LG&E/KU merger surcredit                                 (491)
 Value delivery surcredit                                 (464)
 Variation in sales volume and other                    (8,956)

 Total retail sales                                     (4,904)

Wholesale sales                                          4,182
Other                                                    1,089

Total                                                  $   367

Higher wholesale revenues, due to an increase in wholesale sales volumes, and higher fuel costs billed to customers, were offset by lower retail sales volumes due to a 33% decrease in cooling degree days.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation decreased $5.1 million (6%) for the quarter because of a 7% decrease in the quantity of fuel consumed for generation ($6.0 million) due to a decrease in native load requirements, partially offset by an increase in the cost of coal burned ($.9 million) due to higher purchases of compliance coal.

Power purchased increased $3.8 million (14%) due to a 34% increase in the volume purchased ($9.5 million), partially offset by a decrease in the price of power purchased ($5.7 million). The increase in volumes is attributable to higher intercompany purchases from LG&E.

Other operation expenses decreased $2.5 million (7%) due primarily to a decrease in the amortization of prior "KU/LG&E Merger" and "One Utility" workforce reduction programs expenses ($1.9 million) and lower injury and liability claims from third parties ($.6 million).

Variations in income tax expense are largely attributable to changes in pretax income. The change in other differences is due to the change in KU's equity earnings from a minority interest.




                                      Three Months     Three Months
                                         Ended            Ended
                                   September 30, 2003  September 30,2002
 Effective Rate
 Statutory federal income tax rate        35.0%         35.0%
 State income taxes net of
  federal benefit                          5.0           4.9
 Amortization of investment and
  other tax credits                       (1.4)         (1.6)
 Other differences                        (2.9)         (4.3)
 Effective income tax rate                 35.7%         34.0%

Other income - net decreased $3.3 million (61%) in 2003 primarily due to a decrease in minority interest earnings, $3.8 million, partially offset by lower taxes.

Interest charges decreased $.8 million (15%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, due primarily to lower interest rates on variable-rate debt and the replacement of fixed-rate debt with variable-rate debt. The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2003, was 0.91% and the corresponding rate for the three months ended September 30, 2002, was 1.57%.

            Nine Months Ended September 30, 2003, Compared to
                   Nine Months Ended September 30, 2002

LG&E Results:

LG&E's net income increased $4.5 million (6%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily because of an increase in wholesale electric sales and gas retail sales partially offset by a decrease in retail electric sales and an increase in purchased power costs.

A comparison of LG&E's revenues for the nine months ended September 30, 2003, with the nine months ended September 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):
                                                    Electric      Gas
Cause                                               Revenues    Revenues

Retail sales:
 Fuel and gas supply adjustments                   $ 8,071      $32,005
 Environmental cost recovery surcharge             (1,283)            -
 Demand side management cost recovery                1,068          380
 LG&E/KU merger surcredit                           (1,396)           -
 Value delivery surcredit                           (2,627)        (956)
 Earnings sharing mechanism                            972            -
 Weather normalization                                   -       (2,509)
 Variation in sales volume and other               (16,114)      20,357

 Total retail sales                                (11,309)      49,277

Wholesale sales                                     34,381       (6,141)
Gas transportation - net                                 -          (82)
Other                                                1,653          29

  Total                                            $24,725      $43,083

Electric revenues increased primarily due to an increase in wholesale sales prices ($16.2 million), an increase in wholesale sales volumes ($18.2 million) and higher fuel supply costs billed to customers. Retail volumes decreased due to a 33% decrease in cooling degree days. Gas revenues increased primarily as a result of higher gas supply costs billed to customers through the gas supply clause and increased volumes sold due to an increase in heating degree days (20%), partially offset by a decrease in wholesale sales.

Fuel for electric generation increased $3.9 million (3%) for the nine months due to an increase in the quantity of fuel consumed for generation ($4.8 million) partially offset by a decrease in the cost of coal burned ($.9 million). Gas supply expenses increased $38.7 million (34%) due to an increase in net gas supply cost ($33.5 million) and an increase in the volume of retail gas delivered to the distribution system ($9.9 million), partially offset by decreased wholesale gas expenses ($4.7 million).

Power purchased increased $14.0 million (30%) due to an increase in the price of power purchased ($10.3 million) and an increase in the volume of purchases ($3.7 million) related to wholesale sales.

Other operation expenses increased $4.3 million (3%) primarily due to higher costs demand-side management programs ($2.1 million) and increased benefit costs ($2.2 million).

Maintenance expenses decreased $4.3 million (9%) due to a decrease in expenses related to steam power production as a result of decreased plant outages ($3.9 million), fewer transmission and distribution line repairs ($1.1 million), and fewer gas main repairs ($1.4 million) partially offset by an increase in communications maintenance expense ($2.5 million).

Depreciation and amortization expense increased $6.5 million (8%) due to additional utility plant in service.

Although income tax expense increased due to higher pre-tax income, prior year adjustments booked in the third quarter of 2003 for reduced tax expense in the period and lowered the effective tax rate.

                                  Nine Months Ended   Nine Months Ended
                                  September 30, 2003   September 30, 20
02
 Effective Rate
 Statutory federal income tax rate       35.0%          35.0%
 State income taxes
  net of federal benefit                  5.3            5.3
 Amortization of investment
  and other tax credits                  (2.7)          (2.8)
 Other differences                       (1.6)          (0.1)
 Effective income tax rate               36.0%          37.4%

Interest charges decreased $.3 million (1%) due primarily to lower interest rates on variable-rate debt. The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2003 was 1.12%, compared to 1.55% for the comparable period in 2002.

KU Results:

KU's net income decreased $11.9 million (17%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decrease was primarily due to an increase in operations, maintenance, and depreciation expenses partially offset by increased sales to retail and wholesale customers.

A comparison of KU's revenues for the nine months ended September 30, 2003, with the nine months ended September 30, 2002, reflects increases and (decreases) which have been segregated by the following principal causes (in thousands of $):

                                                     Electric
Cause                                                Revenues

Retail sales:
 Fuel supply adjustments                               $17,317
 Environmental cost recovery surcharge                     (49)
 Demand side management cost recovery                      350
 LG&E/KU merger surcredit                                 (856)
 Value delivery surcredit                               (1,323)
 Earnings sharing mechanism                             (1,901)
 Variation in sales volume and other                    (3,296)

 Total retail sales                                     10,242

Wholesale sales                                          4,693
Other                                                    2,545

Total                                                  $17,480

Electric revenues increased primarily due to higher fuel supply costs billed to customers and higher wholesale sales due to 12% higher volumes ($6.0 million).

Fuel for electric generation increased $5.2 million (3%) for the nine months ended September 30, 2003, due to an increase in the cost of coal burned ($14.2 million), offset by a decrease in the quantity of fuel consumed for generation ($9.0 million).

Power purchased increased $11.3 million (12%) due to an increase in the volume purchased ($13.6 million) as a result of temporary plant outages, partially offset by the price of power purchased ($2.3 million).

Other operation expenses increased $3.7 million (3%) due to increased benefit costs ($2.6 million), and increased property insurance
($1.1 million).

Maintenance expenses increased $10.0 million (25%) due to repairs to electric distribution equipment due to an ice storm ($4.1 million, net of $8.9 million in insurance recoveries), timing of annual maintenance of steam production equipment occurring in second quarter 2003 vs. fourth quarter 2002 ($2.0 million), an insurance recovery in 2002 ($.9 million), a major unit outage in 2003 ($1.0 million), and an increase in communications maintenance expense ($2.0 million).

Depreciation and amortization expense increased $5.6 million (8%) due to additional utility plant in service.

Variations in income tax expense are largely attributable to changes in pretax income.

                                  Nine Months Ended  Nine Months Ended
                                  September 30, 2003  September 30, 2002
 Effective Rate
 Statutory federal income tax rate       35.0%            35.0%
 State income taxes net of
  federal benefit                         5.8              5.7
 Amortization of investment
  and other tax credits                  (2.3)            (2.6)
 Other differences                       (3.6)            (3.6)
 Effective income tax rate               34.9%            34.5%

Other income - net decreased $1.8 million (21%) primarily due to a decrease in minority interest earnings ($3.3 million), partially offset by higher allowance for funds used during construction ($.9 million).

Interest charges decreased $2.7 million (13%) due primarily to lower interest rates on variable-rate debt and the replacement of fixed-rate debt with variable-rate debt. The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2003, was 1.08% and the corresponding rate for the nine months ended September 30, 2002, was 1.57%.

Liquidity and Capital Resources

LG&E and KU's needs for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Internal and external lines of credit and the accounts receivable securitization programs are maintained to fund short-term capital requirements. LG&E and KU believe that such sources of funds will be sufficient to meet the needs of the business in the foreseeable future.

Construction expenditures for the nine months ended September 30, 2003 for LG&E and KU amounted to $153.1 million and $264 million, respectively.
Such expenditures related primarily to construction to meet nitrogen oxide
(NOx) emission standards and the acquisition of combustion turbines to meet peak power demands. Expenditures for the nine months ended September 30, 2003, by LG&E and KU for NOx construction were $23.7 million and $78.5 million, respectively. Expenditures for the nine months ended September 30, 2003, for Trimble County combustion turbines, Units 7 through 10, by LG&E and KU were $63.5 million and $108.4 million, respectively. The expenditures were financed with internally generated funds, intercompany loans from affiliates, and accounts receivable securitization program funds. See Note 4 of Notes to Financial Statements concerning accounts receivable securitization.

LG&E's cash balance decreased $13.6 million during the nine months ended September 30, 2003, primarily due to a pension contribution and the purchase of an interest in the four Trimble County combustion turbines financed with intercompany loans. KU's cash balance increased $3.9 million during the nine months ended September 30, 2003. The increase reflects cash flows from operations and intercompany loans, partially offset by construction expenditures, including the purchase of an interest in the four Trimble County combustion turbines.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable at LG&E resulted primarily from lower gas sales. The increase in accounts receivable for KU resulted primarily from timing of payments. The increase in LG&E's gas stored underground relates to higher prices on injections to inventory.
The decrease in the fuel inventory at both LG&E and KU resulted from seasonal fluctuations.

On August 15, 2003, LG&E borrowed $100 million from an E.ON affiliate for a ten-year term at 5.31%. The loan is secured by a second lien on substantially all of LG&E's assets. The proceeds were used to repay a maturing first mortgage bond of $42.6 million and to repay notes payable to affiliates.

On August 15, 2003, KU borrowed $75 million from an E.ON affiliate for a ten-year term at 5.31%. The loan is secured by a second lien on substantially all of KU's assets. The proceeds were used to repay notes payable to affiliates, some of which were the results of the repayment of a $62 million first mortgage bond.

During July 2003, LG&E entered into five revolving lines of credit totaling $185 million. These credit facilities expire in June 2004, and there was no outstanding balance under any of these facilities at September 30, 2003.

The Companies participate in a money pool whereby LG&E Energy can make up to $400 million available at market-based rates for each of LG&E and KU. LG&E Energy maintains a facility totaling $150.0 million with an E.ON affiliate to ensure funding availability for the money pool. There was $46.0 million outstanding under the E.ON affiliates' line as of September 30, 2003, leaving $104.0 million available. LG&E Energy had outstanding loans to LG&E and KU through the money pool that totaled $75.1 million and $98.7 million, respectively, as of September 30, 2003. These borrowings carried a thirty-day average interest rate of 1.06% at September 30, 2003, based on an index of highly rated commercial paper issuers as of the prior month end. LG&E and KU had available, under the money pool, $324.9 million and $301.3 million, respectively, as of September 30, 2003.

In October 2003, KU issued a redemption notice to holders of Series P, 8.55% first mortgage bonds ($33.0 million). These bonds will be redeemed on November 25, 2003. The redemption will be funded with long-term loans from an E.ON affiliate.

Under the provisions of variable-rate pollution control bonds totaling $246.2 million for LG&E and $91.9 million for KU, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt. Should any of the bonds be put to LG&E or KU, funds from the money pool could be used to reacquire the bonds.
Page 27

LG&E's security ratings as of September 30, 2003, were:

                                      Moody's       S&P  Fitch

     First mortgage bonds               A1          A-       A+
     Preferred stock                    Baa1       BBB-      A-
     Commercial paper                   P-1        A-2       F-1

KU's security ratings as of September 30, 2003, were:

                                      Moody's       S&P  Fitch

     First mortgage bonds               A1          A        A+
     Preferred stock                    Baa1       BBB-      A-
     Commercial paper                   P-1        A-2       F-1

These ratings reflect the views of Moody's, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency. Fitch withdrew its ratings on LG&E and KU securities effective October 14, 2003.

LG&E's capitalization ratios at September 30, 2003, and December 31, 2002, follow:

                                             Sept. 30,  Dec. 31,
                                                2003      2002

Long-term debt (including current portion)      43.1%     35.5%
Notes payable                                    4.1      11.1
Preferred stock                                  3.8       5.5
Common equity                                   49.0      47.9
Total                                          100.0%    100.0%

KU's capitalization ratios at September 30, 2003, and December 31, 2002, follow:

                                             Sept. 30,  Dec. 31,
                                                2003      2002

Long-term debt (including current portion)      37.8%     34.0%
Notes payable                                    6.1       8.1
Preferred stock                                  2.5       2.7
Common equity                                   53.6      55.2
Total                                          100.0%    100.0%

New Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in 2001. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003, and the associated FERC final rule, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, was issued April 9, 2003. As of September 30, 2003, LG&E recorded asset retirement obligation

(ARO) assets in the amount of $4.5 million and liabilities of $9.8 million. LG&E recorded offsetting regulatory assets of $5.8 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of September 30, 2003, KU recorded ARO assets in the amount of $8.6 million and liabilities of $19.4 million. KU recorded offsetting regulatory assets of $10.0 million, pursuant to regulatory treatment prescribed under SFAS No. 71. LG&E and KU AROs are primarily related to the final retirement of assets associated with generating units. Assets with associated AROs will no longer include a cost of removal component within their depreciation rate. Assets without associated AROs will continue to be depreciated including a cost of removal component within the depreciation rate. The Companies are in the process of calculating the amount of the costs of removal embedded in accumulated depreciation.

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

For the three months and nine months ended September 30, 2003, LG&E recorded ARO accretion expense of $154,000 and $462,000, respectively, ARO depreciation expense of $29,000 and $88,000, respectively, and an offsetting regulatory credit in the income statement of $185,000 and $550,000, respectively. For the three months and nine months ended September 30, 2003, KU recorded ARO accretion expense of $306,000 and $916,000, respectively, ARO depreciation expense of $44,000 and $131,000, respectively, and an offsetting regulatory credit in the income statement of $350,000 and $1.0 million, respectively. The recording of the regulatory credit is pursuant to regulatory treatment prescribed under SFAS No. 71. SFAS No. 143 has no impact on the results of the operation of the Companies.

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

As a result of EITF No. 02-03, the Companies have netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change. The Companies applied this guidance to all prior periods, which had no impact on previously reported net income or shareholders' equity. The following tables present the impact of this reclassification (in thousands of $):

                                      Three Months          Nine Months
                                          Ended                Ended
                                      September 30,        September 30,
                                      2003      2002      2003    2002
   LG&E:
   Gross electric operating revenues $230,174  $223,017 $591,110  $581,076
   Less costs reclassified
      from power purchased                  -     2,743        -    14,691
   Net electric operating
      revenues reported              $230,174  $220,274 $591,110  $566,385

   KU:
   Gross electric operating revenues $235,426  $239,020 $657,583  $657,744
   Less costs reclassified
      from power purchased                  -     3,961        -    17,641
   Net electric operating
      revenues reported              $235,426  $235,059 $657,583  $640,103

                                      Three Months        Nine Months
                                          Ended              Ended
                                      September 30,      September 30,
                                      2003      2002      2003    2002
   LG&E:
   Gross power purchased             $ 18,805  $ 15,322 $ 60,245  $ 60,967
   Less costs reclassified to revenues      -     2,743        -    14,691
   Net power purchased reported      $ 18,805  $ 12,579 $ 60,245  $ 46,276

   KU:
   Gross power purchased             $ 31,702  $ 31,873 $106,550  $112,844
   Less costs reclassified to revenues      -     3,961        -    17,641
   Net power purchased reported      $ 31,702  $ 27,912 $106,550  $ 95,203

In May 2003, the Financial Accounting Standards Board issued Statement of SFAS No. 150, Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim reporting periods beginning after September 15, 2003.

LG&E has existing $5.875 series mandatorily redeemable preferred stock with 250,000 shares outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E reclassified, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 are charged as interest expense.

KU has no financial instruments that fall within the scope of SFAS No. 150.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LGE's and KU's Annual Reports on Form 10-K for the year ended December 31, 2002; and
Note 11 to the financial statements contained in LG&E's and KU's current report on Form 8-K dated November 12, 2003; and to
Part II - Item 1, Legal Proceedings herein.

Merger Surcredit

As part of the LG&E Energy merger with KU Energy in 1998, LG&E Energy estimated non-fuel savings over a ten-year period following the merger. Costs to achieve these savings of $50.2 million for LG&E and of $42.3 million for KU were recorded in the second quarter of 1998. Of these amounts $18.1 million for LG&E and $20.5 million for KU was deferred and amortized over a five-year period pursuant to regulatory orders. Primary components of the merger costs were separation benefits, relocation costs, and transaction fees, the majority of which were paid by December 31, 1998. LG&E and KU expensed the remaining costs associated with the merger ($32.1 million and $21.8 million, respectively) in the second quarter of 1998.

In approving the merger, the Kentucky Commission adopted the Companies' proposal to reduce its retail customers' bills based on one-half of the estimated merger-related savings, net of deferred and amortized amounts, over a five-year period. The surcredit mechanism provided that 50% of the net non-fuel cost savings estimated to be achieved from the merger be provided to ratepayers through a monthly bill credit, and 50% be retained by the Companies, over a five-year period. The surcredit was allocated 53% to KU and 47% to LG&E. In that same order, the Kentucky Commission required LG&E and KU, after the end of the five-year period, to present a plan for sharing with customers the then-projected non-fuel savings associated with the merger. The Companies submitted this filing on January 13, 2003, proposing to continue to share with customers, on a 50%/50% basis, the estimated fifth-year gross level of non-fuel savings associated with the merger.

On October 16, 2003, the Kentucky Commission approved a merger surcredit settlement whereby the surcredit mechanism will remain in place for an additional five-year period at a levelized amount per year calculated from the originally estimated non-fuel savings for years six through ten. Customers and shareholders will continue to equally share merger savings on a 50%/50% basis and LG&E's customers will continue to be allocated 47%, and KU's customers will continue to be allocated 53%, of the customers' portion of the merger savings. As a part of the settlement, certain customers, in lieu of receiving monthly credits, will receive the present value of their estimated surcredits in up-front payments. These payments, $6.9 million for LG&E and $5.3 million for KU, will be deferred and amortized over the five-year period starting July 1, 2003, pursuant to the order. Remaining LG&E and KU customers will receive credits totaling $18.0 million and $17.9 million, respectively, in each of the five years beginning July 1, 2003.


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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped debt is estimated at $4.6 million and $5.0 million, respectively, at September 30, 2003. LG&E's exposure to floating interest rates decreased $89.3 million and KU's exposure to floating interest rates decreased $20.8 million during the first nine months of 2003. The potential changes in the fair values of the Companies' interest-rate swaps resulting from changes in interest rates and the yield curve also did not change materially during the first nine months of 2003.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plans. The market value of LG&E and KU plan assets is affected by increases and decreases in the equity market. As a result, at December 31, 2002, LG&E and KU were required to recognize an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions. The liability was recorded as a reduction to other comprehensive income, and did not affect net income for 2002. The amount of the liabilities depended upon the asset returns experienced in 2002 and contributions made by LG&E and KU to the plans during 2002. Also, pension cost and cash contributions to the plans could increase in future years without a substantial recovery in the equity markets. If the fair value of the plans' assets exceeds the accumulated benefit obligation, the recorded liabilities will be reduced and other comprehensive income will be restored in the consolidated balance sheets.

During 2002, the combination of poor market performance and historically low corporate bond rates created a divergence in the potential value of the pension liabilities and the actual value of the pension assets. Year-to-date 2003 market performance has been favorable. Should poor market conditions return, these conditions could result in an increase in LG&E's and KU's funded accumulated benefit obligations and future pension expense. The primary assumptions that drive the value of the unfunded accumulated benefit obligations are the discount rate and expected return on plan assets.

In January 2003, LG&E and KU made contributions to their pension plans of $83.1 million and $3.5 million, respectively. In August 2003, LG&E and KU contributed an additional $6.0 million each to their respective pension plans.

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

The table below summarizes LG&E's and KU's energy trading and risk management activities for the three months and nine months ended September 30, 2003, and 2002(in thousands of $). Trading volumes are allocated evenly between LG&E and KU.

                                      Three Months      Nine Months
                                          Ended            Ended
                                      September 30,    September 30,
                                        2003     2002      2003    2002

Fair value of contracts at beginning of
  period, net asset/(liability)        $318     $  26    $ (156)   $(186)
  Fair value of contracts when entered
    into during the period              (30)       (5)    2,590      (62)
  Contracts realized or otherwise
    settled during the period          (356)        6      (639)     341
  Changes in fair value due to changes
    in assumptions                      148      (193)   (1,715)    (259)
Fair value of contracts at end of period,
  net asset/(liability)               $  80     $(166)   $   80    $(166)

No changes to valuation techniques for energy trading and risk management activities occurred during 2003 or 2002. Changes in market pricing, interest rate and volatility assumptions were made during all periods. All contracts outstanding at September 30, 2003, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of September 30, 2003, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Deregulation

The electricity industry in Virginia is currently undergoing deregulation which will enable customers to choose their own energy suppliers after January 2004. On March 19, 2003, the Governor of Virginia signed House Bill 2367, the "Electric Utility Restructuring Suspension," which suspends Kentucky Utilities/Old Dominion Power from Virginia electric utility restructuring until such time as retail choice is offered to other customers in KU's other service territories.

Employee and Labor Relations

In August 2003, KU and employees represented by IBEW Local 2100 entered into a three-year collective bargaining agreement expiring August 2006, with certain annual wage or benefit re-opener provisions. In October 2003, LG&E and employees represented by IBEW 2100 completed primary wage and benefits re-opener negotiations providing for certain enhanced or modified wage and benefit provisions. The term of this collective bargaining agreement expires in November 2005.


Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO are of the conclusion that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's (A) respective combined Annual Report on Form 10-K for the year ended December 31, 2002: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and (B) current report on Form 8-K dated November 12, 2003: Notes 3 and 11 of LG&E's Notes to Financial Statements under Item 8 and Notes 3 and 11 of KU's Notes to Financial Statements under Item 8; and (BC) respective combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2003: Item 1 of Part II Legal Proceedings. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

LG&E Employment Discrimination Case

As previously reported, in October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination. LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs' claims. Discovery has commenced in the matter. The court has ordered mediation and certain plaintiffs have settled for immaterial amounts as a result of that process. In addition, certain other plaintiffs have sought administrative review before the U.S. Equal Employment Opportunity Commission which has, to date, declined to proceed to litigation on any claims reviewed. Previously amended pleadings, while reducing the size of the plaintiff and defendant groups and eliminating certain prior demands, contain a claimed damage amount of $100 million as well as requests for injunctive relief. During mediation in 2003, additional settlements for immaterial amounts were reached with a number of plaintiffs, including a settlement with the lead plaintiff, which reduced the number of remaining plaintiffs to nine. LG&E intends to continue to defend itself vigorously in the remaining action and management does not anticipate that the outcome will have a material impact on LG&E's operations or financial condition.

Combustion Turbine Litigation

In October 2003, LG&E and KU and third parties completed a settlement agreement to dismiss the Companies' previously reported lawsuit in the U.S. District Court for the Eastern District of Kentucky against Alstom Power, Inc. (formerly ABB Power Generation, Inc.). The suit concerned operational deficiencies of two combustion turbines supplied by Alstom during 1999, installed at KU's E.W. Brown plant and jointly owned by LG&E and KU. The settlement agreement provides for $20 million reimbursement in two installments to be paid in January and April 2004 to LG&E and KU for the Companies' expenditures incurred regarding the turbines. The parties also entered into a long-term service agreement, whereby Alstom will provide to LG&E and KU certain future inspections, repairs and services for the turbines.


Item 6.  Exhibits and Reports on Form 8-K.

6(a)                Applicable to Form
                    10-Q of

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

6(b).  Reports on Form 8-K.

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  November 12, 2003        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 12, 2003        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Page 36
                        Exhibit 31 - CERTIFICATIONS
                               Exhibit 31.1
                    Louisville Gas and Electric Company

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

Date:   November 12, 2003


/s/ Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

                               Exhibit 31.2
                    Louisville Gas and Electric Company

I, S. Bradford Rives, Chief Financial Officer, certify that:

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

Date:   November 12, 2003


/s/ S. Bradford Rives
S. Bradford Rives
Chief Financial Officer

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

Date:   November 12, 2003


/s/ Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

                               Exhibit 31.4
                        Kentucky Utilities Company

I, S. Bradford Rives, Chief Financial Officer, certify that:

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

Date:   November 12, 2003


/s/ S. Bradford Rives
S. Bradford Rives
Chief Financial Officer

Exhibit 32

             Certification Pursuant to 18 U.S.C. Section 1350
   As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the Quarterly Report of Louisville Gas and Electric Company and Kentucky Utilities Company (the "Companies") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge,

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Companies as of the dates and for the period expressed in the Report.


November 12, 2003


                                         /s/  Victor A. Staffieri
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 Louisville Gas and Electric Company
                                 Kentucky Utilities Company


                                         /s/  S. Bradford Rives
                                 Chief Financial Officer
                                 Louisville Gas and Electric Company
                                 Kentucky Utilities Company


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.