Form 10-Q
period 2004-03-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2004-05-13
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 30, 2004, all held by LG&E Energy LLC
                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of April 30, 2004, all held by LG&E Energy LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.

- New Page -

                             TABLE OF CONTENTS

                                  PART I


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         LOUISVILLE GAS AND ELECTRIC COMPANY AND SUBSIDIARY
         STATEMENTS OF INCOME                                             1
         STATEMENT OF RETAINED EARNINGS                                   1
         BALANCE SHEETS                                                   2
         STATEMENT OF CASH FLOWS                                          4
         STATEMENTS OF OTHER COMPREHENSIVE INCOME                         5

         KENTUCKY UTILITIES COMPANY AND SUBSIDIARY
         STATEMENTS OF INCOME                                             6
         STATEMENT OF RETAINED EARNINGS                                   6
         BALANCE SHEETS                                                   7
         STATEMENT OF CASH FLOWS                                          9
         STATEMENTS OF OTHER COMPREHENSIVE INCOME                        10

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      11

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.                                      19

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     28
ITEM 4   CONTROLS AND PROCEDURES.                                        30


                                  PART II

ITEM 1   LEGAL PROCEEDINGS.                                              31
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                31
         SIGNATURES                                                      33


 - New Page -


Part I.  Financial Information - Item 1.  Consolidated Financial Statements
                                (Unaudited)

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                                   Three Months Ended
                                                       March 31,
                                                     2004         2003
OPERATING REVENUES (Note 5):
Electric                                         $198,249      $187,020
Gas                                               163,714       139,824
 Total operating revenues                         361,963       326,844

OPERATING EXPENSES:
Fuel for electric generation                       52,524        49,477
Power purchased                                    28,888        24,128
Gas supply expenses                               130,756       106,107
Other operation expenses                           58,061        53,528
Maintenance                                        11,541        11,893
Depreciation and amortization                      27,499        27,145
Federal and state income taxes                     15,025        16,641
Property and other taxes                            5,071         4,735
 Total operating expenses                         329,365       293,654

NET OPERATING INCOME                               32,598        33,190

Other income (expense) - net                         (461)        1,060
Other income from affiliated company (Note 10)          -             4
Interest expense (Note 3)                           4,777         6,255
Interest expense to affiliated companies (Note 10)                3,141
735

NET INCOME                                       $ 24,219      $ 27,264




                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                                    Three Months Ended
                                                        March 31,
                                                   2004           2003

Balance at beginning of period                   $497,441      $409,319
Net income                                         24,219        27,264
 Subtotal                                         521,660       436,583

Cash dividends declared on stock:
5% cumulative preferred                               269           269
Auction rate cumulative preferred                     187           300
$5.875 cumulative preferred                             -           367
 Subtotal                                             456           936

Balance at end of period                         $521,204      $435,647


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                March 31,    December 31,
                                                   2004          2003

UTILITY PLANT:
At original cost                               $3,826,311     $3,804,183
Less: reserve for depreciation                  1,339,855      1,319,768
 Net utility plant (Note 7)                     2,486,456      2,484,415

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of March 31, 2004
 and December 31, 2003                                507            611

CURRENT ASSETS:
Cash and cash equivalents                          28,629          1,706
Accounts receivable -
 less reserve of $3,515 as of March 31, 2004
 and December 31, 2003 (Note 4)                   128,986         84,585
Notes receivable from affiliated companies          6,600              -
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         22,081         25,260
 Gas stored underground                            24,756         69,884
 Other                                             25,583         24,971
Prepayments and other                               4,661          5,281
 Total current assets                             241,296        211,687

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            8,718          8,468
Regulatory assets (Note 6)                        122,534        142,772
Other                                              37,506         40,975
 Total deferred debits and other assets           168,758        192,215

Total assets                                   $2,897,017     $2,888,928


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                   March 31, December 31,
                                                      2004       2003

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                    $  425,170 $  425,170
Common stock expense                                    (836)      (836)
Additional paid-in capital                            40,000     40,000
Accumulated other comprehensive loss                 (41,743)   (38,111)
Retained earnings                                    521,204    497,441
 Total common equity                                 943,795    923,664
Cumulative preferred stock                            70,425     70,140
Mandatorily redeemable preferred stock (Note 8)       22,500     22,500
Long-term debt (Note 9)                              328,104    328,104
Long-term debt to affiliated company (Note 9)        225,000    200,000
 Total capitalization                              1,589,824  1,544,408

CURRENT LIABILITIES:
Current portion of mandatorily
 redeemable preferred stock (Note 8)                   1,250      1,250
Current portion of long-term debt                    246,200    246,200
Current portion of long-term debt to
 affiliated company (Note 9)                         100,000          -
Notes payable to affiliated companies (Note 9)             -     80,332
Accounts payable                                      72,171     93,118
Accounts payable to affiliated companies (Note 10)    19,875     38,343
Accrued taxes                                         23,617     18,615
Customer deposits                                     10,578     10,493
Other                                                 10,519      9,308
 Total current liabilities                           484,210    497,659

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net              338,843    337,704
Investment tax credit, in process of amortization 49,278 50,329 Accumulated provision for pensions
 and related benefits                                100,937    140,598
Customer advances for construction                    10,020      9,890
Asset retirement obligation                            9,911      9,747
Regulatory liabilities (Note 6):
 Accumulated cost of removal of utility plant        227,187    223,622
 Other                                                50,584     51,822
Long-term derivative liability                        22,041     15,966
Other                                                 14,182      7,183
 Total deferred credits and other liabilities        822,983    846,861

Total capital and liabilities                     $2,897,017 $2,888,928


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                    Three Months Ended
                                                        March 31,
                                                   2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  24,219     $  27,264
Items not requiring cash currently:
 Depreciation and amortization                     27,499        27,145
 Deferred income taxes - net                          276         5,510
 Investment tax credit - net                       (1,051)       (1,052)
 VDT amortization                                   7,534         7,696
 Marked-to-market financial instruments             6,075            33
 Other                                             (2,992)        5,573
Changes in current assets and liabilities         (29,225)       22,413
Changes in accounts receivable securitization
 -net (Note 4)                                          -        11,800
Pension funding (Note 9)                          (34,492)      (83,125)
Provision for post-retirement benefits             (5,169)       (1,425)
Gas supply clause                                   7,773       (19,353)
Earnings sharing mechanism (ESM)                    3,032        (1,147)
Other                                              12,864         4,122
 Net cash flows from operating activities          16,343         5,454

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sales of securities                     103           162
Construction expenditures                         (27,061)      (71,255)
 Net cash flows used in investing activities      (26,958)      (71,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from
  affiliated company (Note 9)         		  125,000             -
Short-term borrowings from
  affiliated company (Note 9)                     131,200       229,200
Repayment of short-term borrowings
 from affiliated company                         (218,132)     (173,741)
Issuance expense of pollution control bonds           (96)            -
Payment of dividends                                 (434)       (1,057)

 Net cash flows from financing activities          37,538        54,402

CHANGE IN CASH AND CASH EQUIVALENTS                26,923       (11,237)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,706        17,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  28,629     $   5,778

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                   $   5,241     $  (1,739)
 Interest on borrowed money                     $   3,917     $   6,700
 Interest to affiliated companies
   on borrowed money                            $   2,777     $     698


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                                    Three Months Ended
                                                        March 31,
                                                     2004       2003


Net income                                        $24,219     $27,264

Losses on derivative instruments and hedging
 activities - net of tax benefit/(expense) of
 $2,417 and $13 for 2004 and 2003,
 respectively (Note 3)                             (3,632)        (20)

Other comprehensive loss, net of tax               (3,632)        (20)

Comprehensive income                              $20,587     $27,244


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                                   Three Months Ended
                                                       March 31,
                                                   2004           2003

OPERATING REVENUES (Note 5)                      $247,386      $224,983

OPERATING EXPENSES:
Fuel for electric generation                       69,884        66,323
Power purchased                                    41,307        41,199
Other operation expenses                           38,454        38,889
Maintenance                                                      11,884
28,966
Depreciation and amortization                      25,249        24,150
Federal and state income taxes                     21,101         6,601
Property and other taxes                            4,253         4,195
 Total operating expenses                         212,132       210,323

NET OPERATING INCOME                               35,254        14,660

Other income - net                                  1,462         2,106
Other income from affiliated company (Note 10)         10             3
Interest expense (Note 3)                             735         4,531
Interest expense to affiliated companies (Note 10)  3,547           377

NET INCOME                                       $ 32,444      $ 11,861



                Consolidated Statement of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                                   Three Months Ended
                                                        March 31,
                                                   2004           2003

Balance at beginning of period                   $591,170      $502,024
Net income                                         32,444        11,861
 Subtotal                                         623,614       513,885

Cash dividends declared on stock:
4.75% cumulative preferred                            237           237
6.53% cumulative preferred                            327           327
 Subtotal                                             564           564

Balance at end of period                         $623,050      $513,321


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)


                                  ASSETS

                                               March 31,    December 31,
                                                  2004          2003

UTILITY PLANT:
At original cost                              $3,612,033    $3,596,657
Less: reserve for depreciation                 1,351,851     1,350,165
 Net utility plant (Note 7)                    2,260,182     2,246,492

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $131 and $130 as of March 31,
 2004 and December 31, 2003, respectively         18,564        17,862

CURRENT ASSETS:
Cash and cash equivalents                          8,072         4,869
Accounts receivable - less reserve of $673
 and $672 as of March 31, 2004 and
 December 31, 2003, respectively (Note 4)         83,596        49,289
Materials and supplies - at average cost:
 Fuel (predominantly coal)                        38,125        45,538
 Other                                            27,235        27,094
Prepayments and other                             13,045        13,100
 Total current assets                            170,073       139,890

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                           4,410         4,481
Regulatory assets (Note 6)                        63,556        70,785
Long-term derivative asset                        12,163        12,223
Other                                             18,499        23,449
 Total deferred debits and other assets           98,628       110,938

Total assets                                  $2,547,447    $2,515,182


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                    Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                March 31,   December 31,
                                                   2004         2003

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                 $  308,140  $  308,140
Common stock expense                                 (322)       (322)
Additional paid-in capital                         15,000      15,000
Accumulated other comprehensive loss               (6,018)     (6,031)
Retained earnings                                 623,050     591,170
 Total common equity                              939,850     907,957
Cumulative preferred stock                         39,727      39,727
Long-term debt (Note 9)                           312,027     312,646
Long-term debt to affiliated company (Note 9)     333,000     283,000
 Total capitalization                           1,624,604   1,543,330

CURRENT LIABILITIES:
Current portion of long-term debt                  91,930      91,930
Notes payable to affiliated company (Note 9)       40,731      43,231
Accounts payable                                   53,545      69,947
Accounts payable to affiliated companies (Note 10)  9,601      26,426
Accrued taxes                                      24,198       8,809
Customer deposits                                  13,672      13,453
Other                                              14,521      11,654
 Total current liabilities                        248,198     265,450

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           267,908     261,258
Investment tax credit, in process of amortization   5,345       5,859
Accumulated provision for pensions and
 related benefits                                  57,629     103,101
Customer advances for construction                  1,576       1,564
Asset retirement obligation                        20,023      19,698
Regulatory liabilities (Note 6):
 Accumulated cost of removal of utility plant     269,127     266,832
 Other                                             34,157      38,027
Other                                              18,880      10,063
 Total deferred credits and other liabilities     674,645     706,402

Total capital and liabilities                  $2,547,447  $2,515,182


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                    Three Months Ended
                                                        March 31,
                                                   2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  32,444     $  11,861
Items not requiring cash currently:
 Depreciation and amortization                     25,249        24,150
 Deferred income taxes - net                        6,022           913
 Investment tax credit - net                         (513)         (660)
 VDT amortization                                   2,938         3,106
 Marked-to-market financial instruments              (560)          726
 Other                                                842        14,324
Changes in current assets and liabilities         (41,734)       (6,371)
Pension funding (Note 9)                          (43,409)       (3,503)
Provision for post-retirement benefits             (2,062)       (1,311)
ESM                                                 3,318         3,010
Other                                              13,008         4,866
 Net cash flows from operating activities          (4,457)        51,111

CASH FLOWS USED IN INVESTING ACTIVITIES:
Long-term investments                                (702)         (485)
Construction expenditures                         (38,582)     (103,317)
 Net cash flows used in investing activities      (39,284)     (103,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from
  affiliated company (Note 9)                      50,000             -
Short-term borrowings from
  affiliated company (Note 9)                     128,000       444,011
Repayment of short-term borrowings
 from affiliated company                         (130,500)     (388,970)
Refund on issuance expense of
  pollution control bonds                               8             -
Payment of dividends                                 (564)         (564)
 Net cash flows from financing activities          46,944        54,477

CHANGE IN CASH AND CASH EQUIVALENTS                 3,203         1,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    4,869         5,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   8,072     $   7,177

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                   $     966     $  (5,110)
 Interest on borrowed money                     $   1,577     $   1,764
 Interest to affiliated companies
  on borrowed money                             $   2,160     $     366


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                                    Three Months Ended
                                                        March 31,
                                                     2004       2003


Net income                                        $32,444     $11,861

Gains on derivative instruments and hedging
 activities - net of tax benefit/(expense) of
 $(13) for 2004                                        13           -

Other comprehensive income, net of tax                 13           -

Comprehensive income                              $32,457     $11,861


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                Notes to Consolidated Financial Statements
                               (Unaudited)

1. General

   The unaudited consolidated financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary (each "LG&E" and "KU", or the "Companies"). The common stock of each of LG&E and KU is wholly-owned by LG&E Energy LLC ("LG&E Energy"). In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2003, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   The accompanying financial statements for the three months ended March 31, 2003, have been revised to conform to certain reclassifications in the current three months ended March 31, 2004. These reclassifications had no impact on the balance sheet net assets or net income, as previously reported.

2. Mergers and Acquisitions

   LG&E and KU are each subsidiaries of LG&E Energy. In July 2002, E.ON AG ("E.ON"), a German company, completed its acquisition of Powergen Limited ("Powergen"), the former parent company of LG&E Energy. As a result, LG&E and KU became indirect subsidiaries of E.ON. E.ON had announced its pre-conditional cash offer of 5.1 billion pounds sterling ($7.3 billion) for Powergen in April 2001.

   Following the purchase of Powergen by E.ON, E.ON became a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). As a result, E.ON, its utility subsidiaries, including LG&E and KU, and certain of its non-utility subsidiaries are subject to extensive regulation by the SEC under PUHCA with respect to issuances and sales of securities, acquisitions and sales of certain utility properties, and intra-system sales of certain goods and services.
   In addition, PUHCA generally limits the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company. LG&E and KU believe that they have adequate authority (including financing authority) under existing SEC orders and regulations to conduct their business. LG&E and KU will seek additional authorization when necessary.

   As contemplated in their regulatory filings in connection with the E.ON acquisition, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen
   subsidiary to an indirect E.ON subsidiary.   This reorganization was
   effective in March 2003. In early 2004, LG&E Energy began direct reporting arrangements to E.ON.

   The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities and continue to serve customers in Kentucky, Virginia and Tennessee under their existing names. The preferred stock and debt securities of LG&E and KU were not affected by these transactions and LG&E and KU continue to file SEC reports.

   Effective December 30, 2003, LG&E Energy LLC became the successor, by assignment and subsequent merger, to all the assets and liabilities of LG&E Energy Corp. Following the conversion, LG&E Energy became a registered holding company under PUHCA.

3. Financial Instruments

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument designated as a cash flow hedge or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges are periodically marked to market with the resulting gains and losses recorded directly into net income to correspond with income or expense recognized from changes in market value of the items being hedged.

   As of March 31, 2004, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $228.3 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 0.94% at March 31, 2004. The swap agreements in effect at March 31, 2004 have been designated as cash flow hedges and mature on dates ranging from 2005 to 2033. The hedges have been deemed to be fully effective resulting in a pretax loss of $6.1 million for the three months ended March 31, 2004, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial.

   As of March 31, 2004, KU was party to various interest rate swap agreements with aggregate notional amounts of $103 million. Under these swap agreements, KU paid variable rates based on either LIBOR or the Bond Market Association's municipal swap index averaging 2.09%, and received fixed rates averaging 7.74% at March 31, 2004. The swap agreements in effect at March 31, 2004 have been designated as fair value hedges and mature on dates ranging from 2007 to 2025. For 2004, the effect of marking these financial instruments and the underlying debt to market resulted in immaterial pretax gains recorded in interest expense.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at March 31, 2004, KU's debt reflects a $14.1 million mark-to-market adjustment.

   In February 2004, KU terminated the swap it had in place related to the Series 9 pollution control bonds. The notional amount of the terminated swap was $50 million and KU received a payment of $2.0 million as part of the termination.

4. Accounts Receivable Securitization Programs

   In February 2001, LG&E and KU implemented accounts receivable securitization programs. The purpose of these programs was to enable LG&E and KU to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital.

   In January 2004, LG&E and KU terminated their accounts receivable securitization programs and replaced them with intercompany loans from an E.ON affiliate. LG&E and KU anticipate dissolving their inactive accounts receivable securitization-related subsidiaries during 2004.

5. Segment of Business

   LG&E's revenues and net income by business segment for the three months ended March 31, 2004 and 2003, follow:

                     Three Months Ended March 31, 2004

   (in thousands)      Revenues      Net Income

   LG&E electric        $198,249        $15,943
   LG&E gas              163,714          8,276
    Total               $361,963        $24,219

                     Three Months Ended March 31, 2003

   (in thousands)      Revenues      Net Income

   LG&E electric        $187,020        $18,051
   LG&E gas              139,824          9,213
    Total               $326,844        $27,264

6. Regulatory Assets and Liabilities

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of March 31, 2004 and December 31, 2003:

                        Louisville Gas and Electric
                                (Unaudited)
                                             March 31,  December 31,
   (in thousands)                               2004        2003

   Value delivery team (VDT) costs        $  60,276     $  67,810
   Gas supply adjustments due
     from customers 			     13,896        22,077
   Unamortized loss on bonds                 21,068        21,333
   Earnings sharing mechanism
     (ESM) provision                          9,327        12,359
   Merger surcredit                           5,874         6,220
   Manufactured gas sites                     1,377         1,454
   Asset retirement obligation (ARO)          6,209         6,015
   Gas performance-based ratemaking (PBR)     4,502         5,480
   Other                                          5            24
   Total regulatory assets                $ 122,534     $ 142,772

   Accumulated cost of removal of
     utility plant                        $(227,187)    $(223,622)
   Deferred income taxes - net              (40,319)      (41,180)
   Gas supply adjustments due to customers   (6,397)       (6,805)
   ARO                                         (107)          (85)
   ESM provision                                (16)          (79)
   Environmental cost recovery (ECR)         (1,076)          (17)
   Fuel adjustment clause (FAC)                (210)       (1,950)
   Demand side management (DSM)              (2,459)       (1,706)
   Total regulatory liabilities           $(277,771)    $(275,444)

   LG&E currently earns a return on all regulatory assets except for gas supply adjustments, ESM, gas performance-based ratemaking, and other,

   all of which are separate rate mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.

   The following regulatory assets and liabilities were included in KU's balance sheets as of March 31, 2004 and December 31, 2003:

                            Kentucky Utilities
                                (Unaudited)

                                             March 31,     December 31,
   (in thousands)                               2004           2003

   VDT costs                               $ 23,512      $  26,451
   Unamortized loss on bonds                 10,309         10,511
   ESM provision                              9,064         12,382
   FAC                                        3,305          4,298
   Merger surcredit                           4,547          4,815
   ARO                                       11,692         11,322
   Post-retirement and pension                1,127          1,006
   Total regulatory assets                 $ 63,556      $  70,785

   Accumulated cost of removal of
     utility plant                        $(269,127)     $(266,832)
   Deferred income taxes - net              (23,430)       (24,058)
   ARO                                       (1,225)        (1,162)
   Spare parts                               (1,064)        (1,055)
   ECR                                       (6,604)        (9,189)
   FAC                                         (134)        (1,000)
   DSM                                       (1,700)        (1,563)
   Total regulatory liabilities           $(303,284)     $(304,859)

   KU currently earns a return on all regulatory assets except for ESM and FAC, all of which are separate recovery mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.

7. Utility Plant

   KU retired two steam generating units, Green River Units 1 and 2, in the amount of $17.2 million, from its books as of March 31, 2004. Approximately $4 million in common assets, which are shared by Green River Units 3 and 4, remain on KU's books. The common assets will remain on KU's books until the final retirement of Green River Units 3 and 4.

   The following data represents shares of jointly-owned additions to the Trimble County plant for four combustion turbines as of March 31, 2004:

                                               LG&E        KU     Total

        Ownership %                             37%        63%     100%
        Mw capacity                            237        403      640
        Plant under construction ($mill)       $73       $124     $197
        Depreciation                             -         -         -
        Net book value                         $73      $124      $197

8. New Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period beginning after June 15, 2003.

   In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than special purpose entities, the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. For all special purpose entities created prior to February 1, 2003, FIN 46R is now required to be applied at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity's relationship with variable interest entities.

   Both LG&E and KU hold investment interests in the Ohio Valley Electric Corporation ("OVEC"), and KU holds an investment interest in Electric Energy, Inc. ("EEI"). Neither LG&E nor KU are the primary beneficiary of OVEC or EEI, and thus neither are consolidated into the financial statements of LG&E or KU.

   LG&E, KU and ten other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana. LG&E's share is 7%, representing approximately 155 Mw of generation capacity and KU's share is 2.5%, approximately 55 Mw of generation capacity.

   LG&E's and KU's original investment in OVEC was made in 1952. LG&E's investment in OVEC is the equivalent of 4.9% of OVEC's common stock and KU's investment is the equivalent of 2.5% of OVEC's common stock. LG&E's and KU's investment in OVEC is accounted for on the cost method of accounting. As of March 31, 2004, LG&E's and KU's investment in OVEC totaled $0.5 million and $0.3 million, respectively. LG&E's and KU's maximum exposure to loss as a result of their involvement with OVEC is limited to the value of their investment. In the event of the inability of OVEC to fulfill its power provision requirements, LG&E and KU would substitute such power supply with either owned generation or market purchases and would recover any associated incremental costs through regulatory rate mechanisms. See Part II, Item 1, for further discussion of current legal proceedings regarding LG&E's and KU's ownership interests and power purchase rights.

   KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois. KU is entitled to take 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power equated to approximately 9% of KU's net generation system output in 2003.

   KU's original investment in EEI was made in 1953. KU's investment in EEI is accounted for on the equity method of accounting. As of March 31, 2004, KU's investment in EEI totaled $11.4 million. KU's maximum exposure to loss as a result of its involvement with EEI is limited to the value of its investment. In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would recover any associated incremental costs through regulatory rate mechanisms.

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003.

   LG&E has 237,500 shares of $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current. Dividends accrued beginning July 1, 2003 are charged as interest expense.

   KU has no financial instruments that fall within the scope of SFAS No.
   150.

9. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets. The average annualized interest rate for these bonds during the three months ending March 31, 2004 was 1.10% for the LG&E bonds and 1.07% for the KU bonds.

   In January 2004, LG&E entered into a long-term loan from Fidelia Corporation ("Fidelia"), an E.ON financing subsidiary, totaling $25 million with an interest rate of 4.33% that matures in January 2012, and a one-year loan totaling $100 million with an interest rate of 1.53%. The loans are secured by a lien subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations. In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia. The prepayment was paid out of cash balances and there was no prepayment fee.

   In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012. The proceeds were used to fund a pension contribution and to repay other debt obligations.

   LG&E maintains five bilateral lines of credit totaling $185 million that mature in 2004. There was no outstanding balance under these facilities at March 31, 2004. Management expects to renew these facilities as they expire.

   LG&E and KU participate in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million. Likewise, LG&E Energy and LG&E make funds available to KU at market-based rates up to $400 million. LG&E had no money pool loan from LG&E Energy (shown as "Notes payable to affiliate") at March 31, 2004, and had a balance of $248.5 million at an average rate of 1.25% at March 31, 2003. The balance of the money pool loans from LG&E Energy and LG&E to KU (shown as "Notes payable to affiliate") was $40.7 million at an average rate of 0.98% and $174.5 million at an average rate of 1.25% at March 31, 2004 and 2003,
   respectively.   The amount available to LG&E under the money pool
   agreement at March 31, 2004 was $400 million. The amount available to KU under the money pool agreement at March 31, 2004 was $359.3 million. LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool. LG&E Energy had no outstanding balance under this facility as of March 31, 2004 and availability of $150 million remained.

10.Related Party Transactions

   LG&E, KU, subsidiaries of LG&E Energy and other subsidiaries of E.ON engage in related-party transactions. Prior to the termination of the accounts receivable securitization programs at LG&E and KU in January 2004, transactions between LG&E and its accounts receivable subsidiary, LG&E Receivables LLC ("LG&E R"), were eliminated upon consolidation with LG&E. Transactions between KU and its accounts receivable subsidiary, KU Receivables LLC ("KU R"), were eliminated upon consolidation with KU. Transactions among LG&E, KU and LG&E Energy subsidiaries are eliminated upon consolidation of LG&E Energy. Transactions between LG&E or KU and E.ON subsidiaries are eliminated upon consolidation of E.ON. These transactions are generally performed at cost and are in accordance with the SEC regulations under the PUHCA and the applicable Kentucky Public Service Commission ("Kentucky Commission") regulations. Accounts payable to and receivable from related parties are netted and presented as accounts payable to affiliated companies on the balance sheets of LG&E and KU, as allowed due to the right of offset. Obligations related to intercompany debt arrangements with LG&E Energy and Fidelia are presented as separate line items on the balance sheet, as appropriate. The significant related-party transactions are disclosed below.

   Electric Purchases

   LG&E and KU intercompany electric revenues and purchased power expense (including LG&E Energy Marketing Inc. ("LEM")) for the three months ended March 31, 2004 and 2003 were as follows:

     (in thousands)                               2004      2003
     LG&E
     Electric operating revenues from KU         $22,077   $16,969
     Electric operating revenues from LEM            728     7,149
     Purchased power from KU                      21,585    14,464

     KU
     Electric operating revenues from LG&E       $21,585   $14,464
     Electric operating revenues from LEM            160     1,782
     Purchased power from LG&E                    22,077    16,969

   Interest Charges

   LG&E intercompany interest income and expense for the three months ended March 31, 2004 and 2003 were as follows:

     (in thousands)                       2004      2003
     Interest on money pool loans       $   48      $732
     Interest on Fidelia loans           3,082         -
     Interest expense paid to KU            10         3
     Interest income received from KU        -         4

    KU intercompany interest income and expense for the three months ended March 31, 2004 and 2003 were as follows:

     (in thousands)                       2004      2003
     Interest on money pool loans       $  144      $373
     Interest on Fidelia loans           3,403         -
     Interest expense paid to LG&E           -         4
     Interest income received from LG&E     10         3

    Other Intercompany Billings

    Other intercompany billings (including LG&E Energy Services Inc. ("LG&E Services")) related to LG&E and KU for the three months ended March 31, 2004 and 2003 were as follows:

     (in thousands)                      2004      2003
     LG&E Services billings to LG&E    $38,161   $26,630
     LG&E Services billing to KU        30,575    21,494
     LG&E billings to LG&E Services      3,035     4,862
     KU billings to LG&E Services        2,818     7,094
     LG&E billings to KU                16,559    18,710
     KU billings to LG&E                 8,663     4,664

11.Commitments and Contingencies

   In December 2003, LG&E and KU filed applications with the Kentucky Commission requesting increases in LG&E's and KU's electric rates and LG&E's gas rates. The Companies requested general adjustments in electric rates and LG&E requested general adjustments in gas rates based on the twelve-month test year ended September 30, 2003. The revenue increases requested by LG&E were $63.8 million for electric and $19.1 million for gas. The revenue increase requested by KU was $58.3 million. The Kentucky Commission has suspended the effective date of the proposed new tariffs for five months, so that the rates may go into effect subject to refund by July 1, 2004. The Kentucky Commission established a procedural schedule for the cases pertaining to discovery and hearings.

   The Companies filed their final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $16.2 million related to KU and $13.0 million related to LG&E. Based upon estimates, the Companies previously accrued $9.3 million at KU and $8.9 million at LG&E for the 2003 ESM as of December 31, 2003. The Companies have not booked or accrued to date the respective increases of $6.9 million and $4.1 million, pending resolution of ongoing Kentucky Commission proceedings regarding aspects of the ESM mechanism, including allowable recoverable amounts. On March 31, 2004, the Kentucky Commission issued orders consolidating the prior ESM cases into the general LG&E and KU proceedings regarding increases in base rates.

   During May 2004, the Kentucky Commission held hearings on the applications for rate increases. On May 12, the Companies and all intervenors filed a partial settlement agreement, stipulation and recommendation with the Kentucky Commission providing for settlement of all outstanding issues, except electric revenue requirements. All intervenors except the Kentucky Attorney General entered a stipulation on the electric revenue requirements. Testimony for the utilities and the Attorney General was presented on electric revenues. All testimony of all other intervenors and testimony of the Attorney General on other issues was withdrawn. The agreement and stipulation provides for increases in annual base electric rates of $43.4 million for LG&E and $46.1 million for KU, and in annual gas rates of $11.9 million for LG&E and provides for settlement of other issues such as various tariff provisions, implementation of a pilot real-time pricing program, implementation of a home energy assistance program and others. The agreement provides that the rate increases would be effective commencing July 1, 2004.

   The Companies and the intervenors, including the Attorney General, also filed proposed settlements regarding the ESM mechanisms of LG&E and KU. Under the ESM settlements, LG&E and KU would continue to collect approximately $13.0 million and $16.2 million, respectively, of previously requested 2003 ESM revenue amounts through March 2005. As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

   The potential settlements are subject to Kentucky Commission approval. Final Kentucky Commission orders in the rate case and related proceedings, including the tendered settlements, are anticipated before July 1, 2004. The Companies can provide no assurance regarding the Commission's final decision regarding the partial agreement, stipulation and recommendation of the parties or the ESM settlement.

   Regulatory proceedings are also continuing concerning the Midwest Independent Transmission System Operator ("MISO"). LG&E and KU obtained membership in the MISO in 1998 in response to federal policy initiatives. During March and April 2004, the Kentucky Commission held hearings in the proceedings examining the cost and benefits of MISO membership, including rate treatment of MISO costs and continued LG&E and KU participation. A final order in the proceedings is anticipated in mid-2004.

   In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage or other appropriate reserves are adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's consolidated financial position or results of operations.

   Except as discussed in this Quarterly Report on Form 10-Q, material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2003 (including in Notes 3 and 11 to the financial statements of LG&E and KU contained therein and incorporated herein by reference).

12.Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three months ended March 31, 2004:

   (in thousands)                                     LG&E       KU
   Pension and Other Benefit Plans:
   Components of net period benefit cost
      Service cost                                 $ 2,088  $ 2,386
      Interest cost                                 10,524    7,650
      Expected return on plan assets                (9,585)  (6,909)
      Amortization of prior service cost             2,003      583
      Amortization of transition (asset)
        or obligation                                   (5)     319
      Recognized actuarial (gain) or loss            1,105      839
                                                   $ 6,130  $ 4,868

   In January 2004, LG&E and KU made discretionary contributions to their pension plans in the amounts of $34.5 million and $43.4 million, respectively. No contributions are required for 2004 for either LG&E or KU and no further discretionary contributions are planned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three month period ended March 31, 2004, and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the SEC, including the Annual Reports on Form 10-K for the year ended December 31, 2003.

                             Executive Summary

LG&E's net income for the three months ended March 31, 2004 was $24.2 million ($3.0 million lower than the three months ended March 31, 2003). The decrease was primarily related to higher operation expenses (MISO-related costs and data conversion costs), somewhat offset by higher wholesale electric revenues. Electric sales volumes increased due to higher
wholesale sales while gas volumes decreased due to milder weather.   KU's
net income for the three months ended March 31, 2004 was $32.4 million ($20.6 million higher than the three months ended March 31, 2003). The increase was primarily due to higher electric revenues in both the retail and wholesale sectors and lower maintenance expense (KU experienced unusually high maintenance costs in the first quarter of 2003 due to a major ice storm).

As regulated utilities, LG&E and KU's financial performance is greatly impacted by regulatory proceedings. In December 2003, LG&E and KU filed applications with the Kentucky Commission requesting an adjustment in LG&E's electric and gas rates and KU's electric rates. LG&E applied for revenue increases of $63.8 million for electric and $19.1 million for gas. KU applied for revenue increases of $58.3 million.

During May 2004, the Kentucky Commission held hearings on the applications on rate increases. On May 12, the Companies and all intervenors filed a partial settlement agreement, stipulation and recommendation with the Kentucky Commission providing for settlement of all outstanding issues, except electric revenue requirements. All intervenors except the Kentucky Attorney General entered a stipulation on the electric revenue requirements. Testimony for the utilities and the Attorney General was presented on electric revenues. All testimony of all other intervenors and testimony of the Attorney General on other issues was withdrawn. The agreement and stipulation provides for increases in annual base electric rates of $43.4 million for LG&E and $46.1 million for KU, and in annual gas rates of $11.9 million for LG&E and provides for settlement of other issues such as various tariff provisions, implementation of a pilot real-time pricing program, implementation of a home energy assistance program and others. The agreement provides that the rate increases would be effective commencing July 1, 2004.

The Companies and the intervenors, including the Attorney General, also filed proposed settlements regarding the ESM mechanisms of LG&E and KU. Under the ESM settlements, LG&E and KU would continue to collect approximately $13.0 million and $16.2 million, respectively, of previously requested 2003 ESM revenue amounts through March 2005. As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003. Previously, on March 31, 2004, the Kentucky Commission had issued orders consolidating the prior ESM cases into the general LG&E and KU proceedings regarding increases in base rates.

The potential settlements are subject to Kentucky Commission approval. Final Kentucky Commission orders in the rate case and related proceedings, including the tendered settlements, are anticipated before July 1, 2004. The Companies can provide no assurance regarding the Commission's final decision regarding the partial agreement, stipulation and recommendation of the parties or the ESM settlement.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 2004, Compared to
                    Three Months Ended March 31, 2003

LG&E Results:

LG&E's net income decreased $3.0 million (11%) for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, primarily due to higher other operation expenses and higher interest expenses, partially offset by higher electric revenues.

A comparison of LG&E's revenues for the three months ended March 31, 2004, with the three months ended March 31, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in thousands)                                      Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                  $ (2,805)   $ 37,631
 Environmental cost recovery surcharge               2,398           -
 Earnings sharing mechanism                          3,256           -
 Demand side management cost recovery                  184        (299)
 LG&E/KU merger surcredit                             (472)          -
 Value delivery surcredit                             (181)          -
 Weather normalization                                   -       2,686
 Variation in sales volume and other                (1,307)    (16,468)
  Total retail sales                                 1,073      23,550

Wholesale sales                                     12,116         755
Gas transportation - net                                 -         (69)
Provision for rate collections (refunds)            (3,999)          -
Other                                                2,039        (346)
  Total                                           $ 11,229    $ 23,890

Electric revenues increased $11.2 million primarily due to an increase in wholesale sales volumes of 22%. Gas revenues increased $23.9 million primarily as a result of increased gas prices billed to customers through the gas supply clause, partially offset by 11% lower gas sales volumes resulting from warmer weather as heating degree days declined 12.3% from the previous year.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $3.0 million (6%) for the three months ended March 31, 2004, due to 7% higher megawatt hour ("MWH") generation resulting in a $3.4 million volume variance, offset by 1% lower fuel costs per MWH, resulting in a ($0.4) million price variance. Gas supply expenses increased $24.6 million (23%) due to 9% higher gas prices per million cubic feet ("MCF"), resulting in a $37.0 million price variance, and $0.2 million in higher costs due to the impact of the gas PBR mechanism, partially offset by 11% lower volumes, resulting in a ($12.7) million volume variance.

Power purchased increased $4.8 million (20%) due to 20% higher MWH purchases, resulting in a $5.2 million volume variance. The cost per MWH of purchased power decreased 1% resulting in a ($0.4) million price variance.

Other operation expenses increased $4.5 million (9%) due primarily to higher transmission expense of $3.1 million due to increased MISO expense resulting from higher off-system sales and higher MISO administrative fees. Electric distribution expense increased $1.4 million primarily due to data conversion costs related to a distribution systems project.

Variances in income tax expense are largely attributable to changes in pre-tax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             March 31, 2004 March 31, 2003
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         5.6           5.6
 Amortization of investment and other tax credits (2.7)         (2.4)
 Other differences                                (0.1)         (0.4)
 Effective income tax rate                        37.8%         37.8%

In total, interest expense increased $0.9 million (13%) in 2004. Interest expense decreased $1.5 million due to a $2.3 million decrease in interest expense on long-term debt related to lower variable rates (including the $102 million Series V and $26 million Series W pollution control bonds which were refinanced from higher fixed rates to lower variable rates in November 2003). This decrease was partially offset by an increase of $0.9 million primarily due to new interest rate swaps related to the refinancing of Series V and W. Interest expense to affiliated companies increased $2.4 million due to $3.1 million related to new loans from Fidelia which were only in effect for 2004, partially offset by a decrease of $0.7 million due to lower borrowing levels from the money pool. The weighted average interest rate on variable-rate bonds for the three months ended March 31, 2004, was 1.03%, compared to 1.22% for the comparable period in 2003.

In total, other income (expense) - net decreased $1.5 million (143%). Mark-to-market income from energy trading contracts was $0.6 million lower in 2004 and other non-operating expense was $1.1 million higher, offset by taxes $0.2 million lower.

KU Results:

KU's net income increased $20.6 million (174%) for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase was primarily due to higher electric revenues and lower maintenance expense.

A comparison of KU's revenues for the three months ended March 31, 2004, with the three months ended March 31, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                   Electric
(in thousands)                                          Revenues

Retail sales:
 Fuel supply adjustments                               $ 2,889
 Environmental cost recovery surcharge                     451
 Earnings sharing mechanism                              3,909
 Demand side management cost recovery                    (243)
 LG&E/KU merger surcredit                                (757)
 Value delivery surcredit                                 (79)
 Variation in sales volume and other                     2,510
 Total retail sales                                      8,680

Wholesale sales                                          6,555
Provision for rate collections (refunds)                 4,169
Other                                                    2,999
Total                                                  $22,403

Electric revenues increased $22.4 million primarily due to increased wholesale prices and 12% higher volumes, increased billings for the earnings sharing mechanism and fuel cost recovery, increased retail sales volumes of 2% and an increase in the provision for rate collections.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission ("FERC"). Fuel for electric generation increased $3.6 million (5%) for the three months ended March 31, 2004, due to 5% higher fuel costs per MWH, resulting in a $0.3 million price variance, and 0.4% higher MWH generation, resulting in a $3.3 million volume variance.

Power purchased increased $0.1 million (0.3%) due to 8% higher MWH purchases, resulting in a $3.4 million volume variance, partially offset by 7% lower cost per MWH purchased, resulting in a ($3.3) million price variance.

Maintenance expense decreased $17.1 million (59%). An ice storm in the KU service territory in 2003 resulted in increased expenses of $15.9 million for the three months ended March 31, 2003, for repairs to electric distribution equipment. Steam maintenance expense was $2.6 million lower in 2004 due to the timing of outages and other maintenance projects.

Variations in income tax expense are largely attributable to changes in pretax income.

                                            Three Months     Three Months
                                               Ended            Ended
                                           March 31, 2004   March 31, 2003
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         5.8           6.9
 Amortization of investment and other tax credits (1.0)         (3.7)
 Other differences                                (1.6)         (4.1)
 Effective income tax rate                        38.2%         34.1%

In total, other income - net decreased $0.6 million (30%) in 2004 primarily due to lower mark-to-market income from energy trading contracts of $0.6 million and $1.0 million higher other non-operating expenses, partially offset by a decrease in taxes ($0.6 million) and higher allowances for funds used during construction ($0.3 million).

In total, interest expense decreased $0.6 million (13%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Interest expense to affiliated companies increased $3.4 million due to loans from Fidelia, which were only in effect for 2004, partially offset by a decrease of $0.2 million due to lower borrowing levels from the money pool. Interest expense on other long-term debt decreased $1.8 million due to a decrease in variable rates, and interest on interest rate swaps decreased $1.6 million, primarily resulting from the February 2004 termination of a swap related to the Series 9 pollution control bonds. In addition, interest decreased $0.2 million due to the termination of the accounts receivable securitization program in January 2004. The weighted average interest rate on variable-rate bonds for the three months ended March 31, 2004, was 1.04% and the corresponding rate for the three months ended March 31, 2003, was 1.17%.

Liquidity and Capital Resources

LG&E and KU's needs for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers. Internal and external lines of credit are maintained to fund short-term capital requirements. LG&E and KU believe that such sources of funds will be sufficient to meet the needs of the business in the foreseeable future.

Construction expenditures for the three months ended March 31, 2004 for LG&E and KU amounted to $27.1 million and $38.6 million, respectively.
Such expenditures include construction to meet nitrogen oxide (NOx) emission standards and the acquisition of combustion turbines to meet peak power demands. Expenditures for the three months ended March 31, 2004, by LG&E and KU for NOx construction were $1.8 million and $12.5 million, respectively. Expenditures for the three months ended March 31, 2004, for Trimble County combustion turbines, Units 7 through 10, by LG&E and KU were $3.3 million and $5.6 million, respectively. The expenditures were financed with internally generated funds and intercompany loans from affiliates.

LG&E's cash balance increased $26.9 million during the three months ended March 31, 2004, primarily due to increased borrowings from affiliated companies, partially offset by pension funding and construction expenditures. KU's cash balance increased $3.2 million during the three months ended March 31, 2004. The increase reflects increased borrowings from affiliated companies, partially offset by pension funding and construction expenditures.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The increase in accounts receivable at LG&E and KU was primarily due to the termination of the accounts receivable securitization programs in January 2004, offset by the impact of decreased electric and gas sales in March 2004 compared with December 2003. The decrease in LG&E's gas stored underground relates to seasonal uses of gas. The decrease in the fuel inventory at KU was due to lower purchases due to unit outages. The decrease at LG&E was due to seasonal fluctuations.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of March 31, 2004, LG&E had swaps with a combined notional value of $228.3 million and KU had swaps with a combined notional value of $103 million. LG&E's swaps exchange floating-rate interest payments for fixed rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swaps effectively convert fixed rate obligations on KU's first mortgage bonds Series P and R to variable-rate obligations.

In February 2004, KU terminated the swap it had in place at December 31, 2003 related to the Series 9 pollution control bonds. The notional amount of the terminated swap was $50 million and KU received a payment of $2.0 million as part of the termination.

At March 31, 2004, LG&E's and KU's percentage of long-term debt having a variable rate, including the impact of interest rate swaps, was 33.2% at $306.0 million and 43.1% at $318.0 million, respectively.

Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets. The average annualized interest rate for these bonds during the three months ending March 31, 2004 was 1.10% for the LG&E bonds and 1.07% for the KU bonds.

In January 2004, LG&E entered into a long-term loan with Fidelia totaling $25 million with an interest rate of 4.33% that matures in January 2012, and a one-year loan totaling $100 million with Fidelia. The interest rate on the loan is 1.53%. The loans are secured by a lien subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations. In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia. The prepayment was paid out of cash balances and there was no prepayment fee.

In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012. The proceeds were used to fund a pension contribution and to repay other debt obligations.

LG&E maintains five bilateral lines of credit totaling $185 million that mature in 2004. There was no outstanding balance under these facilities at March 31, 2004. Management expects to renew these facilities as they expire.

LG&E and KU participate in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million. Likewise, LG&E Energy and LG&E make funds available to KU at market-based rates up to $400 million. LG&E had no money pool loan from LG&E Energy (shown as "Notes payable to affiliate") at March 31, 2004, and $248.5 million at an average rate of 1.25% at March 31, 2003. The balance of the money pool loans from LG&E Energy and LG&E to KU (shown as "Notes payable to affiliate") was $40.7 million at an average rate of .98% and $174.5 million at an average rate of 1.25% at March 31,
2004 and 2003, respectively.   The amount available to LG&E under the money
pool agreement at March 31, 2004 was $400 million. The amount available to KU under the money pool agreement at March 31, 2004 was $359.3 million. LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool. LG&E Energy had no outstanding balance under LG&E Energy's facility as of March 31, 2004 and availability of $150 million remained.

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No contributions are required for 2004 and no further discretionary contributions are planned.

LG&E's security ratings as of March 31, 2004, were:

                                      Moody's       S&P

     First mortgage bonds               A1          A-
     Preferred stock                    Baa1       BBB-
     Commercial paper                   P-1        A-2

KU's security ratings as of March 31, 2004, were:

                                       Moody's       S&P

     First mortgage bonds               A1          A
     Preferred stock                    Baa1       BBB-
     Commercial paper                   P-1        A-2

These ratings reflect the views of Moody's and S&P. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

LG&E's capitalization ratios at March 31, 2004, and December 31, 2003, follow:

                                             March 31,  December 31,
                                                2004        2003

Long-term debt (including current portion)      30.9%       31.9%
Long-term debt to affiliated company
   (including current portion)                  16.8        10.7
Notes payable to affiliated companies            -           4.3
Preferred stock                                  3.6         3.8
Common equity                                   48.7        49.3
Total                                          100.0%      100.0%

KU's capitalization ratios at March 31, 2004, and December 31, 2003, follow:

                                             March 31,  December 31,
                                                2004        2003

Long-term debt (including current portion)      23.0%       24.1%
Long-term debt to affiliated company
   (including current portion)                  18.9        16.8
Notes payable to affiliated companies            2.3         2.6
Preferred stock                                  2.3         2.4
Common equity                                   53.5        54.1
Total                                          100.0%      100.0%

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period beginning after June 15, 2003.

In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than special purpose entities, the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. For all special purpose entities created prior to February 1, 2003, FIN 46R is now required to be applied at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity's relationship with variable interest entities.

Both LG&E and KU hold investment interests in OVEC and KU holds an investment interest in EEI. Neither LG&E nor KU are the primary beneficiary of OVEC or EEI, and thus neither are consolidated into the financial statements of LG&E or KU.

LG&E, KU and ten other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana. LG&E's share is 7%, representing approximately 155 Mw of generation capacity and KU's share is 2.5%, approximately 55 Mw of generation capacity.

LG&E's and KU's original investment in OVEC was made in 1952. LG&E's investment in OVEC is the equivalent of 4.9% of OVEC's common stock and KU's investment is the equivalent of 2.5% of OVEC's common stock. LG&E's and KU's investment in OVEC is accounted for on the cost method of accounting. As of March 31, 2004, LG&E's and KU's investment in OVEC totaled $0.5 million and $0.3 million, respectively. LG&E's and KU's maximum exposure to loss as a result of their involvement with OVEC is limited to the value of their investment. In the event of the inability of OVEC to fulfill its power provision requirements, LG&E and KU would substitute such power supply with either owned generation or market purchases and would recover any associated incremental costs through regulatory rate mechanisms. See Part II, Item 1, for further discussion of current legal proceedings regarding LG&E's and KU's ownership interests and power purchase rights.

KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois. KU is entitled to take 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power equated to approximately 9% of KU's net generation system output in 2003.

KU's original investment in EEI was made in 1953. KU's investment in EEI is accounted for on the equity method of accounting. As of March 31, 2004, KU's investment in EEI totaled $11.4 million. KU's maximum exposure to loss as a result of its involvement with EEI is limited to the value of its investment. In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would recover any associated incremental costs through regulatory rate mechanisms.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003.

LG&E has 237,500 shares of $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current. Dividends accrued beginning July 1, 2003 are charged as interest expense.

KU has no financial instruments that fall within the scope of SFAS No. 150.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2003; and to
Part II - Item 1, Legal Proceedings herein.

Electric and Gas Rate Cases

In December 2003, LG&E and KU filed applications with the Kentucky Commission requesting increases in LG&E's and KU's electric rates and LG&E's gas rates. The Companies requested general adjustments in electric rates and LG&E requested general adjustments in gas rates based on the twelve-month test year ended September 30, 2003. The revenue increases requested by LG&E were $63.8 million for electric and $19.1 million for gas. The revenue increase requested by KU was $58.3 million. The Kentucky Commission has suspended the effective date of the proposed new tariffs for five months, so that the rates may go into effect subject to refund by July 1, 2004. The Kentucky Commission established a procedural schedule for the cases pertaining to discovery and hearings.

The Companies filed their final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $16.2 million related to KU and $13.0 million related to LG&E. Based upon estimates, the Companies previously accrued $9.3 million at KU and $8.9 million at LG&E,
for the 2003 ESM as of December 31, 2003.   The Companies have not booked
or accrued to date the respective increases of $6.9 million and $4.1 million, pending resolution of ongoing Kentucky Commission proceedings regarding aspects of the ESM mechanism, including allowable recoverable amounts. On March 31, 2004, the Kentucky Commission issued orders consolidating the prior ESM cases into the general LG&E and KU proceedings regarding increases in base rates.

During May 2004, the Kentucky Commission held hearings on the applications for rate increases. On May 12, the Companies and all intervenors filed a partial settlement agreement, stipulation and recommendation with the Kentucky Commission providing for settlement of all outstanding issues, except electric revenue requirements. All intervenors except the Kentucky Attorney General entered a stipulation on the electric revenue requirements. Testimony for the utilities and the Attorney General was presented on electric revenues. All testimony of all other intervenors and testimony of the Attorney General on other issues was withdrawn. The agreement and stipulation provides for increases in annual base electric rates of $43.4 million for LG&E and $46.1 million for KU, and in annual gas rates of $11.9 million for LG&E and provides for settlement of other issues such as various tariff provisions, implementation of a pilot real-time pricing program, implementation of a home energy assistance program and others. The agreement provides that the rate increases would be effective commencing July 1, 2004.

The Companies and the intervenors, including the Attorney General, also filed proposed settlements regarding the ESM mechanisms of LG&E and KU. Under the ESM settlements, LG&E and KU would continue to collect approximately $13.0 million and $16.2 million, respectively, of previously requested 2003 ESM revenue amounts through March 2005. As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

The potential settlements are subject to Kentucky Commission approval. Final Kentucky Commission orders in the rate case and related proceedings, including the tendered settlements, are anticipated before July 1, 2004. The Companies can provide no assurance regarding the Commission's final decision regarding the partial agreement, stipulation and recommendation of the parties or the ESM settlement.

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped debt is estimated at $3.0 million and $3.4 million, respectively, at March 31, 2004. LG&E's exposure to floating interest rates decreased $1.45 million and KU's exposure to floating interest rates decreased $1.02 million during the first three months of 2004.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $28.7 million as of March 31, 2004. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $3.3 million as of March 31, 2004. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no affect on LG&E's or KU's net income or cash flow.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plan. At December 31, 2002, LG&E was required to recognize an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions. The liability was recorded as a reduction to other comprehensive income, and did not affect net income. The amount of the liability depended upon the asset returns experienced in 2002 and contributions made by LG&E to the plan during 2002. If the fair value of the plan assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the consolidated balance sheet.

A 1% increase or decrease in the assumed discount rate could have an approximate $41 million positive or negative impact to the accumulated benefit obligation of LG&E. A 1% increase or decrease in the assumed discount rate could have an approximate $27 million positive or negative impact to the accumulated benefit obligation of KU.

In January 2004, LG&E and KU made contributions to their pension plans of $34.5 million and $43.4 million, respectively.

Energy Trading & Risk Management Activities

The table below summarizes LG&E's and KU's energy trading and risk management activities for the three months ended March 31, 2004, and 2003. Trading volumes are allocated evenly between LG&E and KU.

                                                    Three Months Ended
                                                        March 31,
                                                    2004           2003
(in thousands)
Fair value of contracts at beginning of
  period, net asset/(liability)                     $ 572        $ (156)
  Fair value of contracts when entered
    into during the period                             -          2,620
  Contracts realized or otherwise
    settled during the period                        (150)          (57)
  Changes in fair value due to changes
    in assumptions                                    181        (2,004)
Fair value of contracts at end of period,
  net asset/(liability)                             $ 603        $  403

No changes to valuation techniques for energy trading and risk management activities occurred during 2004 or 2003. Changes in market pricing, interest rate and volatility assumptions were made during all periods. All contracts outstanding at March 31, 2004, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of March 31, 2004, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO are of the conclusion that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2003: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

Electric and Gas Rate Cases

During May 2004, the Kentucky Commission held hearings on the applications filed by LG&E and KU for increases in base rates. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-
Q.  Final orders in the proceedings are expected before July 2004.

MISO

During March and April 2004, the Kentucky Commission held hearings in the proceedings examining the cost and benefits of MISO membership, including rate treatment of MISO costs and continued LG&E and KU participation. A final order in the proceedings is anticipated in mid-2004.

OVEC Power Agreement and Related Matter

On April 30, 2004, OVEC and its shareholders, including LG&E and KU, entered into an Amended and Restated Inter-Company Power Agreement, to be effective beginning March 2006, upon the expiration of the current power contract among the parties. Under the new contract, which has a 20-year term from its effective date, LG&E and KU have purchase rights for 5.63% and 2.5%, respectively, of OVEC power at marginal cost-based rates. LG&E and KU are entitled to 7% and 2.5% of OVEC power, respectively, under the current contract.

In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during 2004, subject to receipt of certain regulatory approvals.

Item 6.  Exhibits and Reports on Form 8-K.

6(a)                Applicable to Form
                    10-Q of

Exhibit
No. LG&E  KU    Description

31    X   X    Certification - Section 302 of Sarbanes-Oxley Act of 2002
  31.1X        Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002
  31.2X        Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
  31.3    X    Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 203 of the
               Sarbanes-Oxley Act of 2002
  31.4    X    Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

Certain instruments defining the rights of holders of certain long-term debt of LG&E and KU have not been filed with the SEC but will be furnished to the SEC upon request.

6(b).  Reports on Form 8-K.

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 13, 2004             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 13, 2004             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)