Form 10-Q
period 2004-06-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2004-08-13
CIK 55387, 60549

45

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 2004, all held by LG&E Energy LLC
                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 2004, all held by LG&E Energy LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.

- New Page -

                             TABLE OF CONTENTS

                                  PART I


Item 1 Consolidated Financial Statements

       Louisville Gas and Electric Company and Subsidiary
           Statements of Income                                  1
           Statements of Retained Earnings                       1
           Balance Sheets                                        2
           Statements of Cash Flow                               4
           Statements of Other Comprehensive Income              5


       Kentucky Utilities Company and Subsidiary
           Statements of Income                                  6
           Statements of Retained Earnings                       6
           Balance Sheets                                        7
           Statements of Cash Flow                               9
           Statements of Other Comprehensive Income             10

       Notes to Consolidated Financial Statements               11

Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   22

Item 3 Quantitative and Qualitative Disclosures About
	  Market Risk  						36

Item 4 Controls and Procedures                                  37


                                  PART II

Item 1 Legal Proceedings                                        38

Item 6 Exhibits and Reports on Form 8-K                         39

       Signatures                                               40

       Exhibits                                                 41

- New Page -


           Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                   Three Months            Six Months
                                      Ended                  Ended
                                      June 30,              June 30,
                                  2004      2003        2004        2003
OPERATING REVENUES (Note 5):
Electric                        $192,566  $173,917    $390,815  $360,936
Gas                               43,646    41,456     207,360   181,280
 Total operating revenues        236,212   215,373     598,175   542,216

OPERATING EXPENSES:
Fuel for electric generation      47,615    46,277     100,139    95,754
Power purchased                   17,345    17,313      46,233    41,440
Gas supply expenses               30,991    25,963     161,747   132,070
Other operation expenses          57,110    53,379     115,171   106,907
Maintenance                       15,266    17,690      26,807    29,583
Depreciation and amortization     28,223    30,293      55,722    57,437
Federal and state income taxes     9,374     4,714      24,399    21,355
Property and other taxes           5,069     3,454      10,140     8,189
 Total operating expenses        210,993   199,083     540,358   492,735

NET OPERATING INCOME              25,219    16,290      57,817    49,481

Other income (expense) - net         133   (1,395)       (328)     (335)
Other income from affiliated company
   (Note 10)                           -         1           -         5
Interest expense (Note 3)          5,236     5,849      10,013    12,104
Interest expense to affiliated
   companies (Note 10)             2,976     1,292       6,117     2,027

NET INCOME                      $ 17,140   $ 7,755    $ 41,359  $ 35,020



               Consolidated Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months         Six Months
                                       Ended                Ended
                                      June 30,             June 30,
                                  2004      2003       2004      2003


Balance at beginning of period  $521,204  $435,647   $497,441  $409,319
Net income                        17,140     7,755     41,359    35,020
 Subtotal                        538,344   443,402    538,800   444,339

Cash dividends declared on stock:
5% cumulative preferred              269       269        538       538
Auction rate cumulative preferred    219       268        406       569
$5.875 cumulative preferred (Note 8)   -       367          -       734
Common                            21,000         -     21,000         -
 Subtotal                         21,488       904     21,944     1,841

Balance at end of period        $516,856  $442,498   $516,856  $442,498


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                                 June 30,   December 31,
                                                  2004         2003

UTILITY PLANT:
At original cost                               $3,857,231    $3,804,183
Less: reserve for depreciation                  1,366,281     1,326,442
 Net utility plant (Note 7)                     2,490,950     2,477,741

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of June 30, 2004
 and December 31, 2003                                507           611

CURRENT ASSETS:
Cash and cash equivalents                          13,984         1,706
Accounts receivable - less reserve of $3,515 as of
 June 30, 2004 and December 31, 2003 (Note 4)     114,072        84,585
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         32,843        25,260
 Gas stored underground                            21,795        69,884
 Other                                             26,085        24,971
Prepayments and other                               2,981         5,281
 Total current assets                             211,760       211,687

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            8,653         8,753
Regulatory assets (Note 6)                        113,553       143,626
Long-term derivative asset (Note 3)                 2,368             -
Other                                              33,038        40,121
 Total deferred debits and other assets           157,612       192,500

Total assets                                   $2,860,829    $2,882,539


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -


            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                 June 30,    December 31,
                                                   2004         2003
CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                 $  425,170    $  425,170
Common stock expense                                 (836)         (836)
Additional paid-in capital                         40,000        40,000
Accumulated other comprehensive loss              (34,444)      (38,111)
Retained earnings                                 516,856       497,441
 Total common equity                              946,746       923,664

Cumulative preferred stock                         70,425        70,425

Mandatorily redeemable preferred stock (Note 8)    22,500        22,500
Long-term debt (Note 9)                           328,104       328,104
Long-term debt to affiliated company (Note 9)     225,000       200,000
                                                  575,604       550,604

 Total capitalization                           1,592,775     1,544,693

CURRENT LIABILITIES:
Current portion of mandatorily
 redeemable preferred stock (Note 8)                1,250         1,250
Current portion of long-term debt                 246,200       246,200
Current portion of long-term debt to
 affiliated company (Note 9)                       50,000             -
Notes payable to affiliated companies (Note 9)     25,950        80,332
Accounts payable                                   76,261        93,118
Accounts payable to affiliated companies (Note 10) 27,606        38,343
Accrued income taxes                                2,605        11,472
Customer deposits                                  11,015        10,493
Accrued interest                                    2,146         1,999
Accrued interest to affiliated company (Note 10)    3,648         2,750
Other                                              14,893        11,784
 Total current liabilities                        461,574       497,741

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           344,337       337,704
Investment tax credit, in process of amortization  47,535        50,329
Accumulated provision for pensions
 and related benefits                             106,695       140,598
Customer advances for construction                 10,344         9,890
Asset retirement obligation                        10,064         9,747
Regulatory liabilities (Note 6):
 Accumulated cost of removal of utility plant     218,022       216,948
 Other                                             49,511        51,822
Long-term derivative liability (Note 3)            12,198        15,966
Other                                               7,774         7,101
 Total deferred credits and other liabilities     806,480       840,105

Total capital and liabilities                  $2,860,829    $2,882,539


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                         Six Months
                                                           Ended
                                                          June 30,
                                                     2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 41,359     $  35,020
Items not requiring cash currently:
 Depreciation and amortization                     55,722        57,437
 Deferred income taxes - net                        4,909        12,876
 Investment tax credit - net                       (2,794)       (2,105)
 Value Delivery Team (VDT) amortization (Note 6)   15,067        15,332
 Mark-to-market financial instruments              (6,136)        1,551
 Other                                              4,957         9,557
Changes in current assets and liabilities         (19,580)       14,956
Changes in accounts receivable
 securitization-net (Note 4)         		        -       (14,000)
Pension funding (Note 9 and 12)                   (34,492)      (83,125)
Provision for post-retirement benefits             (8,047)       (4,201)
Gas supply clause                                   8,340       (19,834)
Earnings sharing mechanism                          2,357         1,772
Combustion turbine litigation settlement            7,107             -
Other                                               9,769         3,401
 Net cash flows from operating activities          78,538        28,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                     103           163
Construction expenditures                         (64,958)     (119,412)
 Net cash flows from investing activities         (64,855)     (119,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated
 company (Note 9)                                 125,000       100,000
Short-term borrowings from affiliated
 company (Note 9)                                 260,550       349,400
Repayment of long-term borrowings from
 affiliated company                               (50,000)            -
Repayment of short-term borrowings from
 affiliated company                              (314,932)     (370,737)
Issuance costs of pollution control bonds            (133)            -
Payment of common dividends                       (21,000)            -
Payment of preferred dividends                       (890)       (1,993)
 Net cash flows from financing activities          (1,405)       76,670

CHANGE IN CASH AND CASH EQUIVALENTS                12,278       (13,942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,706        17,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 13,984      $  3,073

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                    $ 33,062      $ 15,947
 Interest on borrowed money                         8,539        10,705
 Interest to affiliated companies on
  borrowed money                                    5,282         1,315

The accompanying notes are an integral part of these consolidated financial statements.

-New Page -


            Louisville Gas and Electric Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                    Three Months            Six Months
                                       Ended                  Ended
                                      June 30,                 June 30,
                                  2004       2003         2004    2003

Net income                       $17,140    $7,775     $41,359   $35,020

Gains/(losses) on derivative instruments
 and hedging activities - net of tax
 benefit/(expense) of $(4,866), $1,021,
 $(2,449) and $1,034, respectively
 (Note 3)                          7,299    (1,531)      3,667    (1,551)


Other comprehensive income (loss),
 net of tax                        7,299    (1,531)      3,667    (1,551)

Comprehensive income             $24,439    $6,224     $45,026   $33,469


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -


                 Kentucky Utilities Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                      Three Months          Six Months
                                        Ended                 Ended
                                       June 30,                 June 30,
                                    2004      2003      2004        2003

OPERATING REVENUES                $232,369 $197,174   $479,755  $422,157

OPERATING EXPENSES:
Fuel for electric generation        67,631   59,641    137,515   125,964
Power purchased                     30,662   33,648     71,969    74,848
Other operation expenses            36,536   38,130     74,990    77,019
Maintenance                         17,024    7,403     28,908    36,369
Depreciation and amortization       25,950   27,762     51,199    51,912
Federal and state income taxes      17,461    7,467     38,562    14,067
Property and other taxes             4,284    3,968      8,537     8,163
 Total operating expenses          199,548  178,019    411,680   388,342

NET OPERATING INCOME                32,821   19,155     68,075    33,815

Other income - net                   1,958    2,697      3,420     4,803
Other income (expense) from
 affiliated company (Note 10)            4       (3)        14         -
Interest expense (Note 3)            3,682    6,582      4,417    11,113
Interest expense to affiliated
 companies (Note 10)                 3,536    1,108      7,083     1,485

NET INCOME                        $ 27,565 $ 14,159   $ 60,009  $ 26,020




               Consolidated Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months          Six Months
                                       Ended                Ended
                                      June 30,             June 30,
                                  2004      2003        2004     2003


Balance at beginning of period  $623,050  $513,321   $591,170  $502,024
Net income                        27,565    14,159     60,009    26,020
 Subtotal                        650,615   527,480    651,179   528,044

Cash dividends declared on stock:
4.75% cumulative preferred           237       237        475       475
6.53% cumulative preferred           327       327        653       653
Common                            21,000         -     21,000         -
 Subtotal                         21,564       564     22,128     1,128

Balance at end of period        $629,051  $526,916   $629,051  $526,916


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)


                                  ASSETS

                                                June 30,    December 31,
                                                  2004         2003

UTILITY PLANT:
At original cost                               $3,645,814    $3,596,657
Less: reserve for depreciation                  1,377,302     1,355,055
 Net utility plant (Note 7)                     2,268,512     2,241,602

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $131 as of June 30, 2004 and
 December 31, 2003                                 19,196        17,862

CURRENT ASSETS:
Cash and cash equivalents                           9,792         4,869
Accounts receivable - less reserve of $673 and $672
 as of June 30, 2004 and December 31, 2003,
 respectively (Note 4)                             94,804        49,289
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         35,552        45,538
 Other                                             27,367        27,094
Prepayments and other                               9,866        13,100
 Total current assets                             177,381       139,890

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            4,349         4,481
Regulatory assets (Note 6)                         64,974        72,318
Long-term derivative asset (Note 3)                 7,584        12,223
Other                                              11,102        21,916
 Total deferred debits and other assets            88,009       110,938

Total assets                                   $2,553,098    $2,510,292


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -

                 Kentucky Utilities Company and Subsidiary
                    Consolidated Balance Sheets (cont.)
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                  June 30,   December 31,
                                                    2004         2003

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                 $  308,140    $  308,140
Common stock expense                                 (322)         (322)
Additional paid-in capital                         15,000        15,000
Accumulated other comprehensive loss               (6,045)       (6,031)
Retained earnings                                 629,051       591,170
 Total common equity                              945,824       907,957

Cumulative preferred stock                         39,727        39,727

Long-term debt (Note 9)                           307,940       312,646
Long-term debt to affiliated company (Note 9)     333,000       283,000
                                                  640,940       595,646

 Total capitalization                           1,626,491     1,543,330

CURRENT LIABILITIES:
Current portion of long-term debt                  87,130        91,930
Notes payable to affiliated company (Note 9)       53,181        43,231
Accounts payable                                   48,356        69,947
Accounts payable to affiliated companies (Note 10) 15,727        26,426
Accrued income taxes                               10,454         7,104
Customer deposits                                  13,867        13,453
Accrued interest                                    1,972         2,024
Accrued interest to affiliated company (Note 10)    3,493         2,454
Other                                              17,019         9,767
 Total current liabilities                        251,199       266,336

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           275,860       261,258
Investment tax credit, in process of amortization   4,832         5,859
Accumulated provision for pensions and
 related benefits                                  63,140       103,101
Customer advances for construction                  1,624         1,564
Asset retirement obligation                        20,339        19,698
Regulatory liabilities (Note 6):
 Accumulated cost of removal of utility plant     266,218       261,942
 Other                                             30,908        38,027
Other                                              12,487         9,177
 Total deferred credits and other liabilities     675,408       700,626

Total capital and liabilities                  $2,553,098    $2,510,292


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -

                 Kentucky Utilities Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                         Six Months
                                                           Ended
                                                          June 30,
                                                     2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 60,009      $ 26,020
Items not requiring cash currently:
 Depreciation and amortization                     51,199        51,912
 Deferred income taxes - net                       13,346         1,485
 Investment tax credit - net                       (1,027)       (1,321)
 Value Delivery Team (VDT) amortization (Note 6)    5,877         6,153
 Mark-to-market financial instruments                (67)         2,016
 Other                                              1,632        14,548
Changes in current assets and liabilities         (52,855)        4,628
Pension funding (Note 9 and 12)                   (43,409)       (3,515)
Provision for post-retirement benefits             (3,372)       (3,036)
Earnings sharing mechanism                            344         4,464
Combustion turbine litigation settlement           11,595             -
Other                                               6,296        11,434
 Net cash flows from operating activities          49,568       114,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                             (1,334)       (1,786)
Construction expenditures                         (76,338)     (175,507)
 Net cash flows from investing activities         (77,672)     (177,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated
 company (Note 9)                                  50,000       100,000
Short-term borrowings from affiliated
 company (Note 9)                                 255,000       360,640
Repayment of short-term borrowings from
 affiliated company                              (245,050)     (333,700)
Retirement of pollution control bonds              (4,800)      (62,000)
Refund of issuance costs of pollution
 control bonds                                          5             -
Payment of common dividends                       (21,000)            -
Payment of preferred dividends                     (1,128)       (1,128)
 Net cash flows from financing activities          33,027        63,812

CHANGE IN CASH AND CASH EQUIVALENTS                 4,923         1,307

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    4,869         5,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  9,792      $  6,698

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                    $ 21,264      $ 13,763
 Interest on borrowed money                         7,562        11,045
 Interest to affiliated companies on
  borrowed money                                    6,070           724



The accompanying notes are an integral part of these consolidated financial statements.

- New Page -


                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                     Three Months         Six Months
                                       Ended                 Ended
                                      June 30,             June 30,
                                    2004     2003       2004      2003

Net income                        $27,565   $14,159   $60,009   $26,020

Losses on derivative instruments
 and hedging activities - net of tax
 benefit/(expense) of $18 and $5
 respectively (Note 3)                (27)        -       (14)        -

Other comprehensive loss, net of tax  (27)        -       (14)        -

Comprehensive income              $27,538   $14,159   $59,995   $26,020


The accompanying notes are an integral part of these consolidated financial statements.

- New Page -

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

   The accompanying financial statements for the three months and six months ended June 30, 2003, have been revised to conform to certain reclassifications in the current three months and six months ended June 30, 2004. These reclassifications had no impact on the balance sheet net assets or net income, as previously reported.


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

- New Page -

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


3. Financial Instruments

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument designated as a cash flow hedge or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges and the underlying hedged items are periodically marked to market with the resulting net gains and losses recorded directly into net income. Upon termination of any fair value hedges, the resulting gain or loss is recorded into net income.

   As of June 30, 2004, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $228.3 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 1.01% at June 30, 2004. The swap agreements in effect at June 30, 2004 have been designated as cash flow hedges and mature on dates ranging from 2005 to 2033. The hedges have been deemed to be fully effective resulting in a pretax gain of $12.2 million and $6.1 million for the three months and six months ended June 30, 2004, respectively, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from other comprehensive income to earnings in the next twelve months are immaterial.

   As of June 30, 2004, KU was party to various interest rate swap agreements with aggregate notional amounts of $103.0 million. Under these swap agreements, KU paid variable rates based on either LIBOR or the Bond Market Association's municipal swap index averaging 2.23%, and received fixed rates averaging 7.74% at June 30, 2004. The swap agreements in effect at June 30, 2004 have been designated as fair value hedges and mature on dates ranging from 2007 to 2025. During the three months and six months ended June 30, 2004, the effect of marking these financial instruments and the underlying debt to market resulted in a net pretax gain/(loss) of $(0.5) million and $0.7 million (representing the hedges' ineffectiveness), respectively, recorded as a decrease/(increase) in interest expense.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at June 30, 2004, KU's debt reflects an increase by a $10.0 million mark-to-market adjustment.

- New Page -

   In February 2004, KU terminated the swap it had in place related to its Series 9 pollution control bonds. The notional amount of the terminated swap was $50 million and KU received a payment of $2.0 million as part of the termination, resulting in a gain of $0.8 million.


4. Accounts Receivable Securitization Programs

   In February 2001, LG&E and KU implemented accounts receivable securitization programs. The purpose of these programs was to enable LG&E and KU to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital.

   In January 2004, LG&E and KU terminated their accounts receivable securitization programs and replaced them with intercompany loans from an E.ON affiliate. In May 2004, LG&E and KU dissolved their inactive accounts receivable securitization-related subsidiaries, LG&E Receivables LLC and KU Receivables LLC. The accounts receivable securitization-related subsidiaries were the only subsidiaries of LG&E and KU.


5. Segment of Business

   LG&E's revenues and net income by business segment for the three and six months ended June 30, 2004 and 2003, follow:

                     Three Months Ended         Six Months Ended
                           June 30,                 June 30,

   (in thousands)       2004      2003          2004      2003

   LG&E Electric
     Revenues          192,566   173,917      390,815   360,936
     Net income         20,441     9,457       36,384    27,489

   LG&E Gas
     Revenues           43,646    41,456      207,360   181,280
     Net income         (3,301)   (1,682)       4,975     7,531

   Total
     Revenues          236,212   215,373      598,175   542,216
     Net income         17,140     7,775       41,359    35,020


6. Regulatory Assets and Liabilities

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of June 30, 2004 and December 31, 2003:

                        Louisville Gas and Electric
                                (Unaudited)
                                              June 30,  December 31,
   (in thousands)                               2004        2003

   VDT costs                                 $  52,743     $  67,810
   Gas supply adjustments due from customers    11,930        22,077
   Unamortized loss on bonds                    20,802        21,333
   Earnings sharing mechanism (ESM) provision   10,002        12,359
   Merger surcredit                              5,529         6,220
   Asset retirement obligation (ARO)             6,480         6,015
   Gas performance-based ratemaking (PBR)        3,378         5,480
   Other (including fuel adjustment clause (FAC),
     demand side management (DSM), etc.)         2,689         2,332
     Total regulatory assets                 $ 113,553     $ 143,626

   Accumulated cost of removal of
     utility plant                           $(218,022)    $(216,948)
   Deferred income taxes - net                 (39,457)      (41,180)
   Gas supply adjustments due to customers      (4,999)       (6,805)
   DSM                                          (2,904)       (1,706)
   Other (including environmental cost recovery
     (ECR), ARO, FAC and ESM)                   (2,151)       (2,131)
     Total regulatory liabilities            $(267,533)    $(268,770)

 - New Page -

   LG&E currently earns a return on all regulatory assets except for gas supply adjustments, ESM, gas performance-based ratemaking and FAC, all of which are separate rate mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.

   The following regulatory assets and liabilities were included in KU's balance sheets as of June 30, 2004 and December 31, 2003:

                            Kentucky Utilities
                                (Unaudited)

                                              June 30,     December 31,
   (in thousands)                               2004           2003

   VDT costs                               $ 20,574      $  26,451
   Unamortized loss on bonds                 10,127         10,511
   ESM provision                             12,038         12,382
   Merger surcredit                           4,280          4,815
   ARO                                       12,095         11,322
   FAC                                        2,865          4,298
   Other                                      2,995          2,539
     Total regulatory assets               $ 64,974      $  72,318

   Accumulated cost of removal of
     utility plant                        $(266,218)     $(261,942)
   Deferred income taxes - net              (22,802)       (24,058)
   ARO                                       (1,288)        (1,162)
   Spare parts                               (1,071)        (1,055)
   ECR                                       (3,671)        (9,189)
   Other (including FAC and DSM)             (2,076)        (2,563)
     Total regulatory liabilities         $(297,126)     $(299,969)

   KU currently earns a return on all regulatory assets except for ESM and FAC, both of which are separate recovery mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.

7. Utility Plant

   KU retired two steam generating units, Green River Units 1 and 2, in the amount of $17.2 million, from its books as of March 31, 2004. Approximately $4 million in common assets, which are shared by Green River Units 3 and 4, remain on KU's books. The common assets will remain on KU's books until the final retirement of Green River Units 3 and 4. The gross book value of Green River Units 1 and 2 was charged to the accumulated reserve for depreciation in accordance with FERC regulations and no gain or loss was recorded. A partial redemption of pollution control Series 14 bonds totaling $4.8 million was required in the second quarter as a result of the retirement (see Note 9).

- New Page -

   The following data represent shares of jointly-owned additions to the Trimble County plant for four combustion turbines ("CT's") as of June 30, 2004. Trimble County CT Units 7 and 8 began commercial operation on June 1, 2004. The addition to LG&E plant in service was $37.0 million and for KU the addition was $63.2 million. Trimble County CT Units 9 and 10 began commercial operation on July 1, 2004.

         ($ in millions)                      LG&E     KU     Total

         Trimble CT 7
           Ownership %                           37%      63%     100%
           Mw capacity                            59      101      160
           Net book value                      $18.7    $32.1    $50.8

         Trimble CT 8
           Ownership %                           37%      63%     100%
           Mw capacity                            59      101      160
           Net book value                      $18.6    $31.9    $50.5

         Trimble CT 9
           Ownership %                           37%      63%     100%
           Mw capacity                            59      101      160
           Net book value
            (in construction work in progress) $18.7    $32.0    $50.7

         Trimble CT 10
           Ownership %                           37%      63%     100%
           Mw capacity                            59      101      160
           Net book value
            (in construction work in progress) $18.6    $32.0    $50.6

8. New Accounting Pronouncements

   FIN 46

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003.

   In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than special purpose entities, the revised FIN 46 ("FIN 46R") is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. For all special purpose entities created prior to February 1, 2003, FIN 46R is now required to be applied at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity's relationship with variable interest entities.

   Both LG&E and KU hold investment interests in Ohio Valley Electric Corporation ("OVEC"), and KU holds an investment interest in Electric Energy, Inc. ("EEI"). Neither LG&E nor KU are the primary beneficiary of OVEC or EEI, and thus neither are consolidated into the financial statements of LG&E or KU.

 - New Page -

   LG&E, KU and ten other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana. LG&E's share is 7%, representing approximately 155 Mw of generation capacity and KU's share is 2.5%, approximately 55 Mw of generation capacity.

   LG&E's and KU's original investments in OVEC were made in 1952. LG&E's investment in OVEC is the equivalent of 4.9% of OVEC's common stock and KU's investment is the equivalent of 2.5% of OVEC's common stock. LG&E's and KU's investments in OVEC are accounted for under the cost method of accounting. As of June 30, 2004, LG&E's and KU's investments in OVEC totaled $0.5 million and $0.3 million, respectively. LG&E's and KU's maximum exposure to loss as a result of their involvement with OVEC is limited to the value of their investments. In the event of the inability of OVEC to fulfill its power provision requirements, LG&E and KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms. See Note 11 and Part II,
   Item 1, for further discussion of developments regarding LG&E's and KU's ownership interests and power purchase rights.

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

   KU's original investment in EEI was made in 1953. KU's investment in EEI is accounted for under the equity method of accounting and, as of June 30, 2004, totaled $11.9 million. KU's maximum exposure to loss as a result of its involvement with EEI is limited to the value of its investment. In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.

   SFAS No. 150

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003.

   As of June 30, 2004, LG&E had 237,500 shares of $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current. Dividends accrued beginning July 1, 2003 are charged as interest expense. On July 15, 2004, LG&E redeemed 12,500 shares as required at a price of $100 per share.

   KU has no financial instruments that fall within the scope of SFAS No.
   150.

   FSP 106-2

   In May 2004, the FASB finalized FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare
- New Page -

   Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. KU will adopt FSP 106-2 in the third quarter of 2004. LG&E's medical plan does not provide a benefit that is actuarially equivalent to Medicare Part D; therefore, FSP 106-2 is not expected to have an impact on LG&E.

   On the basis of actuarial estimates, the Medicare Act will result in an overall reduction of the accumulated postretirement benefit obligation ("APBO") for postretirement health and life insurance benefits for KU amounting to approximately $5.0 million as of January 1, 2004. Accordingly, KU's net periodic postretirement benefit cost for 2004 will be reduced by approximately $0.7 million. The APBO and the net periodic postretirement benefit cost as of and for the periods ending June 30, 2004 and 2003 do not reflect amounts associated with the subsidies provided by the Medicare Act.


9. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets. The average annualized interest rate for these bonds during the three months ending June 30, 2004 was 1.11% for the LG&E bonds and 1.18% for the KU bonds.

   In January 2004, LG&E entered into two long-term notes from Fidelia Corporation ("Fidelia"), an E.ON financing subsidiary, one totaling $25 million with an interest rate of 4.33% that matures in January 2012, and a one-year note totaling $100 million with an interest rate of 1.53%. The loans are secured by a lien subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations. In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia. The prepayment was paid out of cash balances and there was no prepayment fee.

   In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012. The proceeds were used to fund a pension contribution and to repay other debt obligations.

   In May 2004, KU redeemed $4.8 million of its Series 14 pollution control bonds which were initially issued in the amount of $7.2 million.

   LG&E maintains five bilateral lines of credit totaling $185 million that mature in 2005. There was no outstanding balance under these facilities at June 30, 2004. Management expects to renew these facilities as they expire.

   LG&E and KU participate in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million. Likewise, LG&E Energy and LG&E make funds available to KU at market-based rates up to $400 million.
- New Page -

   LG&E had $26.0 million in money pool loans from LG&E Energy (included in "Notes payable to affiliated companies") at an average rate of 1.04% at June 30, 2004, and $171.7 million at an average rate of 1.21% at June 30, 2003. The balance of the money pool loans from LG&E Energy to KU (included in "Notes payable to affiliated companies") was $53.2 million at an average rate of 1.04% and $146.4 million at an average
   rate of 1.21% at June 30, 2004 and 2003, respectively.   The amount
   available to LG&E under the money pool agreement at June 30, 2004 was $374.0 million. The amount available to KU under the money pool
   agreement at June 30, 2004 was $346.8 million.   LG&E Energy maintains
   a revolving credit facility totaling $150 million with an E.ON affiliate to ensure funding availability for the money pool. LG&E Energy had an outstanding balance of $69.7 million at an average rate of 1.79% under this facility as of June 30, 2004 and availability of $80.3 million remained.

10.Related Party Transactions

   LG&E, KU, certain subsidiaries of LG&E Energy and other subsidiaries of E.ON engage in related-party transactions. Transactions among LG&E, KU and LG&E Energy subsidiaries are eliminated upon consolidation of LG&E Energy subsidiaries. Transactions between LG&E or KU and E.ON subsidiaries are eliminated upon consolidation of E.ON subsidiaries. These transactions are generally performed at cost and are in accordance with the SEC regulations under the PUHCA and the applicable Kentucky Public Service Commission ("Kentucky Commission") regulations. Accounts payable to and receivable from related parties are netted and presented as accounts payable to affiliated companies on the balance sheets of LG&E and KU, as allowed due to the right of offset. Obligations related to intercompany debt arrangements with LG&E Energy and Fidelia are presented as separate line items on the balance sheet, as appropriate. The significant related-party transactions are disclosed below.

   Electric Purchases

   LG&E and KU intercompany electric revenues and purchased power expense (including LG&E Energy Marketing Inc. ("LEM")) for the three months and six months ended June 30, 2004 and 2003 were as follows:

                                    Three months ended   Six months ended
                                         June 30,             June 30,
     (in thousands)                   2004     2003       2004     2003
     LG&E
     Electric operating revenues
	from KU                      $8,426   $10,850    $30,504  $27,820
     Electric operating revenues
	from LEM                        622     1,077      1,350    8,226
     Purchased power from KU          9,114     9,211     30,699   23,675

     KU
     Electric operating revenues
	from LG&E                    $9,114    $9,211    $30,699  $23,675
     Electric operating revenues
	from LEM                        390       318        550    2,100
     Purchased power from LG&E        8,426    10,850     30,504   27,820

    Interest Charges

    LG&E intercompany interest income and expense for the three months and six months ended June 30, 2004 and 2003 were as follows:


				    Three months ended  Six months ended
                                          June 30,         June 30,
     (in thousands)                    2004     2003     2004     2003

     Interest to affiliate
	(money pool)                 $  (13)   $ 536    $   35   $1,269
     Interest to affilitate
	(Fidelia loans)               2,986      758     6,069      758
     Interest to affiliate (KU)           4       (3)       14        -
     Interest from affiliate (KU)         -        1         -        5


 - New Page -

    KU intercompany interest income and expense for the three months and six months ended June 30, 2004 and 2003 were as follows:

                                    Three months ended   Six months ended
                                         June 30,            June 30,
     (in thousands)                    2004     2003      2004     2003

     Interest to affiliate
	(money pool)                 $   75     $349     $  219     $722
     Interest to affiliate
	(Fidelia loans)               3,461      758      6,864      758
     Interest to affiliate (LG&E)         -        1          -        5
     Interest from affiliate (LG&E)       4       (3)        14        -

    Other Intercompany Billings

    Other intercompany billings (including LG&E Energy Services Inc. ("LG&E Services")) related to LG&E and KU for the three months and six months ended June 30, 2004 and 2003 were as follows:

                                    Three months ended   Six months ended
                                         June 30,            June 30,
     (in thousands)                    2004     2003       2004     2003

     LG&E Services billings to LG&E $60,390  $61,404    $98,552  $88,034
     LG&E Services billings to KU    44,613   64,915     75,188   86,409
     LG&E billings to LG&E Services   1,490    1,281      4,525    6,143
     LG&E billings to KU             33,796   39,111     94,509   91,760
     KU billings to LG&E             31,683   22,203     83,516   55,795
     KU billings to LG&E Services     1,097      770      3,915    7,864


11.Commitments and Contingencies

   Except as discussed in this Quarterly Report on Form 10-Q, material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2003 (including in Notes 3 and 11 to the financial statements of LG&E and KU contained therein and incorporated herein by reference) or Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

   Electric and Gas Rates Cases

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

   On June 30, 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E and the base electric rates of KU. The Kentucky Commission's order largely accepted proposed settlement agreements filed in May 2004 by LG&E, KU and a
   majority of the parties to the rate case proceedings.   The rate
   increases took effect on July 1, 2004.

   In the Kentucky Commission's order, (a) LG&E was granted increases in annual base electric rates of approximately $43.4 million (7.7%) and in annual base gas rates of approximately $11.9 million (3.4%) and (b) KU was granted an increase in annual base electric rates of approximately $46.1 million (6.8%). Other provisions of the order include decisions on certain depreciation, gas supply clause, ECR and VDT amounts or mechanisms and a termination of the ESM with respect to all periods after 2003. The order also provided for a recovery before March 31, 2005 by the Companies of previously requested amounts relating to the ESM during 2003.

 - New Page -

   During July 2004, the Attorney General of Kentucky ("AG") served subpoenas on LG&E and KU, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between the Companies and the Kentucky Commission, particularly during the period covered by the rate cases. The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues. Subsequently, the AG filed pleadings with the Kentucky Commission requesting rehearing of the rate cases on certain computational components of the increased rates, including income tax, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG's rehearing request on the cost of removal and depreciation issues, with the effect that the rate increase order is final as to these matters, subject to the parties' rights to judicial appeals. The Kentucky Commission further agreed to hold in abeyance until mid-October 2004 its further proceedings regarding the AG's concerns about alleged improper communications until the AG could file with the Kentucky Commission an investigative report regarding the latter issue. In addition, the Kentucky Commission granted a rehearing on the income tax component once the abeyance discussed above is lifted.

   LG&E and KU believe no improprieties have occurred in their communications with the Kentucky Commission and are cooperating with the proceedings before the AG and the Kentucky Commission. The Companies are currently unable to determine the ultimate impact, if any, of the AG's investigation on the recently concluded rate case or their operations generally.

   Earnings Sharing Mechanism

   The Companies filed their final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $13.0 million related to LG&E and $16.2 million related to KU. Based upon estimates, the Companies previously accrued $8.9 million at LG&E and $9.3 million at KU for the 2003 ESM as of December 31, 2003.

   On June 30, 2004, the Kentucky Commission issued an order largely accepting proposed settlement agreements by the Companies and all intervenors regarding the ESM mechanisms of LG&E and KU. Under the ESM settlements, LG&E and KU will continue to collect approximately $13.0 million and $16.2 million, respectively, of previously requested 2003 ESM revenue amounts through March 2005. As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

   As a result of the settlement, the Company accrued an additional $4.1 million at LG&E and $6.9 million at KU in June 2004 related to 2003 ESM revenue.

   OVEC Power Agreement and Share Purchase

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

 - New Page -

   LG&E's estimated future minimum annual demand payments under the Amended and Restated Inter-Company Power Agreement are as follows:

               (in thousands)
               2006      $  10,098
               2007          9,726
               2008          9,932
               2009         10,144
               2010         10,361
               Thereafter  170,646
               Total      $220,907

   In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during the fourth quarter of 2004, subject to receipt of certain regulatory approvals.

   Owensboro Contract Litigation

   In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively. The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU has removed this litigation to the U.S. District Court for the Western District of Kentucky and filed an answer in that court denying the OMU claims and presenting certain counterclaims. KU has also initiated a proceeding at the FERC to obtain the FERC's ruling on certain of the issues in dispute.

   Environmental Matters

   In September 1998, the EPA announced its final "NOx SIP Call" rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region. The Commonwealth of Kentucky SIP, which was approved by EPA June 24, 2003, required reductions in NOx emissions from coal-fired generating units to the 0.15 lb./Mmbtu level on a system-wide basis. In related proceedings in response to petitions filed by various Northeast states, in December 1999, EPA issued a final rule pursuant to Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all LG&E and KU units. As a result of appeals to both rules, the compliance date was extended to May 2004. LG&E and KU have complied with these NOx emissions reduction rules by adding significant additional NOx controls to their generating units. Installation of additional NOx controls have been performed on a phased basis, commencing in late 2000 and continuing through the final compliance date.

   As of June 30, 2004, LG&E has incurred total capital costs of approximately $182 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a company-wide basis. As of June 30, 2004, KU has incurred total capital costs of approximately $193 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a company-wide basis. In addition, LG&E and KU have begun incurring additional operation and maintenance costs in operating new NOx controls. LG&E and KU believe their costs in this regard to be comparable to those of similarly situated utilities with like generation assets. In April 2001, the Kentucky Commission granted recovery of these costs under the environmental surcharge mechanism for LG&E and KU.

   LG&E and KU are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA's revised air quality standards for ozone and particulate matter, measures to

- New Page -

   implement EPA's regional haze rule, EPA's December 2003 proposals to regulate mercury emissions from steam electric generating units and to further reduce emissions of sulfur dioxide and nitrogen oxides under the Clean Air Interstate Rule. In addition, LG&E is currently working with local regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station. LG&E previously settled a number of property damage claims from adjacent residents and completed significant remedial measures as part of its ongoing capital construction program. LG&E has converted the Mill Creek Station to a wet stack operation in an effort to resolve all outstanding issues related to particulate matter emissions.


12. Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans:

                                     Three Months Ended  Year to Date
                                       June 30, 2004    June 30, 2004
   (in thousands)                     LG&E      KU        LG&E       KU
   Components of net periodic benefit cost:
     Service cost                    $   934  $ 1,103   $ 3,022   $ 3,490
     Interest cost                     4,709    3,538    15,233    11,187
     Expected return on plan assets   (4,289)  (3,195)  (13,874)  (10,104)
     Amortization of prior service cost   (2)     148        (7)      467
     Amortization of transition
	obligation                       897      269     2,900       853
     Recognized actuarial loss           494      388     1,599     1,227
                                     $ 2,743  $ 2,251   $ 8,873   $ 7,120

   In January 2004, LG&E and KU made discretionary contributions to their pension plans in the amounts of $34.5 million and $43.4 million, respectively. No contributions are required for 2004 for either LG&E or KU and no further discretionary contributions are planned.

13.Subsequent Events

   July Storms

   In July 2004 violent thunderstorms swept through Kentucky, causing significant damage and widespread power outages. At the height of the storms, 115,000 LG&E customers and 22,700 KU customers were without power. The cost to repair the damage incurred in the LG&E service territory as a result of these storms is estimated to be $8.4 million in operations and maintenance expense and $2.1 million in capital expenditures. The cost to repair the damage incurred in the KU service territory as a result of these storms is estimated to be $0.5 million in operations and maintenance expense and $0.1 million in capital expenditures.

   Rate Cases Update

   During July 2004, the AG requested a rehearing of the LG&E and KU rate cases. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1, of this Quarterly Report on Form 10-Q.

   Trimble County Combustion Turbines Units 9 & 10

   Trimble County Combustion Turbines Units 9 and 10 began commercial operation on July 1, 2004. See Note 7 of the Notes to Consolidated Financial Statements on Part 1, Item 1 of this Quarterly Report on Form 10-Q.

- New Page -


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and six month periods ended June 30, 2004, and should be read in connection with the financial statements and notes thereto.

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

                             Executive Summary

LG&E's net income for the three months ended June 30, 2004 was $17.1 million ($9.4 million higher than the three months ended June 30, 2003). The increase was primarily related to higher electric revenues. Retail sales volumes increased due to warmer weather, while gas volumes decreased. KU's net income for the three months ended June 30, 2004, was $27.6 million ($13.4 million higher than the three months ended June 30, 2003). The increase was primarily due to higher electric revenues due to higher retail sales volumes resulting from warmer weather, partially offset by higher maintenance expense.

LG&E's net income for the six months ended June 30, 2004 was $41.4 million ($6.4 million higher than the six months ended June 30, 2003). The increase was primarily related to higher electric revenues due to warmer weather. KU's net income for the six months ended June 30, 2004, was $60.0 million ($34.0 million higher than the six months ended June 30, 2003).
The increase was primarily due to higher electric revenues and lower maintenance expense.

As regulated utilities, LG&E and KU's financial performance is greatly impacted by regulatory proceedings. On June 30, 2004, the Kentucky Commission issued an order approving increases in the base rates of LG&E and KU. The rate increase took effect on July 1, 2004. In July 2004, the AG commenced an investigation examining communications between the Kentucky Commission and the Companies and separately, filed for a rehearing of the rate cases on such issue and certain calculation components of the increased rates. The Kentucky Commission ordered a reopening of the rate cases to take evidence in the communications issue. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

                           Results of Operations

The results of operations for LG&E and KU are affected by fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one period are not necessarily indicative of results or trends to be expected for another period.

- New Page -

              Three Months Ended June 30, 2004, Compared to
                     Three Months Ended June 30, 2003

LG&E Results:

LG&E's net income increased $9.4 million (121%) for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, primarily due to higher retail electric revenues, partially offset by higher other operation expenses.

A comparison of LG&E's revenues for the three months ended June 30, 2004, with the three months ended June 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in thousands)                                      Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                   $ 1,159     $ 7,751
 Environmental cost recovery surcharge               5,513           -
 Earnings sharing mechanism                            518           -
 LG&E/KU merger surcredit                             (947)          -
 Variation in sales volume and other                17,303      (5,777)
Total retail sales                                  23,546       1,974

Wholesale sales                                     (4,026)        279
Provision for rate collections                       1,017           -
Other                                               (1,888)        (63)
   Total                                          $ 18,649    $  2,190

Electric revenues increased $18.6 million primarily as the result of an increase in sales volumes to ultimate consumers of 9.2%. The retail sales volume increase was due to warmer weather than the prior year as cooling degree days increased 89%. However, overall volumes decreased due to lower wholesale sales. Gas revenues increased $2.2 million primarily as a result of higher natural gas prices billed to customers through the gas supply clause partially offset by lower sales volumes to ultimate consumers due to warmer weather.

The provision for rate collections increased $1.0 million, including a $3.4 million higher provision for the earnings sharing mechanism, offset by a $2.4 million lower provision for the environmental cost recovery surcharge.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation increased $1.3 million (3%) for the three months ended due to an increase in the cost of coal burned ($2.0 million), partially offset by a decrease in generation ($0.7 million). Gas supply expenses increased $5.0 million (19%) due to an increase in net gas supply cost ($6.7 million), offset by a decrease in the volume of retail gas sold ($1.7 million).

Other operation expenses increased $3.7 million (7%), as compared to 2003. An estimated $7.4 million was recorded in the second quarter of 2004 for costs incurred related to May 2004 storms. Results for 2003 included $1.1 million in cost to achieve amortization related to the KU/LG&E merger and the One Utility initiative, which ended June 30, 2003, and September 30, 2003, respectively. In addition, pension expense was $1.3 million lower and bad debt expense was $0.5 million lower in 2004.

Maintenance expenses decreased $2.4 million (14%). A write-off of obsolete inventory of $1.1 million was included in 2003 and steam power generation was $0.7 million lower in 2004.

Depreciation and amortization decreased $2.1 million (7%) due to a depreciation adjustment in the second quarter of 2003 related to assets capitalized in that period.
- New Page -


Property and other taxes increased $1.6 million (47%). In June 2003, property taxes reflected a $1.2 million coal incentive tax credit.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             June 30, 2004  June 30, 2003
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         5.8           6.5
 Amortization of investment tax credit & R&D      (6.6)         (9.5)
 Other differences                                 0.6          (2.2)
 Effective income tax rate                        34.8%         29.8%

The amortization of investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the three months ended June 30, 2003, caused the percentage changes to be greater in the 2003 period.

Interest charges decreased $0.6 million (10%) primarily due to the $ 1.0 million savings on interest expense realized from the refinancing of fixed-rate Series V and Series W pollution control bonds to the variable-rate Series GG pollution control bonds in November 2003.

Interest expense to affiliated companies increased $1.7 million (130%) primarily due to a $2.2 million increase in interest expense to Fidelia related to new notes issued in August 2003 and January 2004. Offsetting this increase is a $0.5 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the three months ended June 30, 2004, was 1.07% and the corresponding rate for the three months ended June 30, 2003, was 1.15%.

KU Results:

KU's net income increased $13.4 million (95%) for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The increase was primarily due to higher revenues related to higher sales volumes, partially offset by higher maintenance expense.

A comparison of KU's revenues for the three months ended June 30, 2004, with the three months ended June 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause
(in thousands)

Retail sales:
 Fuel supply adjustments                               $(2,503)
 Environmental cost recovery surcharge                   1,615
 Earnings sharing mechanism                              1,395
 LG&E/KU merger surcredit                               (1,071)
 Variation in sales volume and other                    16,967
  Total retail sales                                    16,403

Wholesale sales                                          5,362
Provision for rate collections                          11,694
Other                                                    1,736
  Total                                                $35,195

- New Page -

Electric revenues increased $35.2 million primarily as the result of an increase in sales volumes to ultimate consumers of 11.3%. The sales volume increase was due to warmer weather than last year as cooling degree days increased 73%. Also contributing to higher revenues for the quarter were increases in the provision for rate collections and wholesale sales. The provision for rate collections included a $3.8 million higher provision for the earnings sharing mechanism, a $5.4 million higher provision related to the environmental cost recovery surcharge, and a $2.4 million higher provision related to the fuel adjustment clause.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $8.0 million (13%) for the quarter because of an increase in generation ($8.1 million), partially offset by a slight decrease in the cost of coal burned ($0.1 million).

Power purchased decreased $3.0 million (8%) due to a decrease in the price of power purchased ($1.7 million) and a decrease in the volume purchased ($1.3 million).

Other operation expenses decreased $1.6 million (4%) as compared to 2003. Cost to achieve amortization for the KU/LG&E merger, which ended in June 2003, was $1.0 million in 2003.

Maintenance expenses increased $9.6 million (130%). Maintenance expenses in 2003 were reduced by an $8.9 million insurance reimbursement received in the second quarter of 2003 for costs incurred in a February 2003 ice storm.

Depreciation and amortization decreased $1.8 million (7%) because of a depreciation adjustment in the second quarter of 2003 related to assets capitalized that quarter.

Variations in income tax expense are largely attributable to changes in pretax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             June 30, 2004  June 30, 2003
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         6.0           6.5
 Amortization of investment tax credit & R&D      (1.2)         (3.1)
 Other differences                                (1.8)         (4.6)
 Effective income tax rate                        38.0%         33.8%

The amortization of the investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the three months ended June 30, 2003, caused the percentage change to be greater in the 2003 period.

Interest expense decreased $2.9 million (44%) primarily due to $1.6 million in interest expense savings from the redemption of pollution control bonds Series Q at 6.32% and Series P at 8.55% redeemed in June and November of 2003, respectively. Additionally, interest rate swaps yielded a $1.2 million decrease in related interest expenses resulting primarily from the termination of a swap in February 2004 and better performance of the remaining swaps.

Interest expense to affiliated companies increased $2.4 million (219%) primarily due to a $2.7 million increase in interest expense to Fidelia related to new notes issued in August 2003 through January 2004.
Offsetting this increase is a $0.3 decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the three months ended June 30, 2004, was 1.11% and the corresponding rate for the three months ended June 30, 2003, was 1.14%.

- New Page -

               Six Months Ended June 30, 2004, Compared to
                      Six Months Ended June 30, 2003

LG&E Results:

LG&E's net income increased $6.4 million (18%) for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due to higher electric and gas revenues, partially offset by higher other operations expenses and higher interest expense.

A comparison of LG&E's revenues for the six months ended June 30, 2004, with the six months ended June 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in thousands)                                      Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                   $(1,646)     45,381
 Environmental cost recovery surcharge               7,911           -
 Earnings sharing mechanism                          3,774           -
 LG&E/KU merger surcredit                           (1,418)          -
 Weather normalization                                   -       2,419
 Variation in sales volume and other                15,998     (22,275)
  Total retail sales                                24,619      25,525

Wholesale sales                                      8,091       1,034
Provision for rate refunds                          (2,982)          -
Other                                                  151        (479)
  Total                                            $29,879    $ 26,080

Electric revenues increased $29.9 million primarily because of increased sales volumes to ultimate consumers of 4.4% due to warmer weather than prior year as cooling degrees days increased 94%. Increased wholesale revenues and environmental cost recovery also contributed to the increase in revenues. Gas revenues increased $26.1 million primarily as a result of higher natural gas prices billed to customers, partially offset by lower sales volumes to ultimate consumers due to warmer weather.

The provision for rate refunds decreased $3.0 million, primarily due to a $3.9 million lower provision related to the environmental cost recovery surcharge.

Fuel for electric generation increased $4.4 million (5%) for the six months due to an increase in the cost of coal burned ($4.4 million) while generation volume was flat. Gas supply expenses increased $29.7 million (22%) due to an increase in net gas supply cost ($40.8 million), offset by a decrease in the volume of retail gas delivered to the distribution system ($11.1 million).

Power purchased increased $4.8 million (12%) due to an increase in the price of power purchased ($1.0 million) and an increase in the volume of the purchases ($3.8 million).

Other operations expenses increased $8.3 million (8%) in 2004, as compared to 2003, due to higher transmission expense of $3.5 million, primarily due to higher MISO-related expense, and $7.5 million higher electric distribution expense, due to the May 2004 storms. These higher expenses were partially offset by $2.9 million lower cost to achieve amortization related to the KU/LG&E merger and One Utility initiative, and $1.5 million lower benefits expense.

Maintenance expenses decreased $2.8 million (9%). In 2003, $2.1 million in obsolete inventory was written off.

- New Page -

Depreciation and amortization decreased $1.7 million (3%) because of a depreciation adjustment in the second quarter of 2003, related to assets capitalized in that period.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                      Six Months Ended   Six Months Ended
                                         June 30, 2004     June 30, 2003
 Effective Rate
 Statutory federal income tax rate            35.0%         35.0%
 State income taxes net of federal benefit     5.7           5.8
 Amortization of investment tax credit & R&D  (4.3)         (3.8)
 Other differences                             0.2          (0.8)
 Effective income tax rate                    36.6%         36.2%

Property and other taxes increased $2.0 million (24%). Property taxes in 2003 reflected a $1.2 million coal incentive tax credit.

Interest charges decreased $2.1 million (17%) primarily due to the $2.9 million savings of interest expense realized from the refinancing of fixed-rate Series V and Series W pollution control bonds into the variable-rate Series GG. Also, the redemption of the first mortgage bond in August 2003 contributed to the decrease in interest expense by $1.3 million.
Offsetting these decreases is an increase of $1.9 million from interest rate swaps.

Interest expense to affiliated companies increased $4.1 million (202%) primarily due to a $5.3 million increase in interest expense to Fidelia related to new notes issued in August 2003 and January 2004. Offsetting this increase is a $1.2 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2004 was 1.06%, compared to 1.19% for the comparable period in 2003.

KU Results:

KU's net income increased $34.0 million (131%) for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase was primarily due to higher electric revenues and lower maintenance expense.

A comparison of KU's revenues for the six months ended June 30, 2004, with the six months ended June 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause
(in thousands)

Retail sales:
 Environmental cost recovery surcharge                 $ 2,067
 Earnings sharing mechanism                              5,304
 LG&E/KU merger surcredit                               (1,829)
 Variation in sales volume and other                    19,541
  Total retail sales                                    25,083

Wholesale sales                                         11,918
Provision for rate collections                          15,863
Other                                                    4,734
  Total                                                $57,598

- New Page -

Electric revenues increased $57.6 million primarily due to increased sales volumes to ultimate consumers of 6.1% due to warmer weather than last year as cooling degree days increased 75%. Also contributing to the overall revenue increase were increases in the provision for rate collections, wholesale revenues, and earnings sharing mechanism recoveries. The provision for rate collections included higher provisions for the environmental cost recovery ($10.4 million), the earngins sharing mechanism ($3.5 million) and the fuel adjustment clause ($2.0 million).

Fuel for electric generation increased $11.6 million (9%) for the six months due to an increase in the cost of coal burned ($3.5 million) and an increase in generation ($8.1 million).

Power purchased decreased $2.9 million (4%) due to a decrease in the price of power purchased ($5.4 million), partially offset by an increase in volumes purchased ($2.5 million).

Other operation expenses decreased $2.0 million (3%). Cost to achieve amortization of $3.2 million related to the KU/LG&E merger and One Utility initiative was recorded in 2003 and was fully amortized as of June 2003.
In 2004, benefits expense decreased $1.5 million and distribution expense decreased $0.7 million due to the February 2003 ice storm. These decreases were offset by higher emission allowance expense of $2.3 million and higher transmission expense of $1.1 million.

Maintenance expenses decreased $7.5 million (21%). Steam power maintenance expense decreased $5.5 million; Ghent Unit 3, Green River Unit 4 and Tyrone Unit 3 all had major overhauls in 2003. Distribution maintenance decreased $1.3 million and transmission overhead line maintenance decreased $0.6 million in 2004 due to the February 2003 ice storm.

Variations in income tax expense are largely attributable to changes in pretax income.

                                   Six Months Ended     Six Months Ended
                                     June 30, 2004       June 30, 2003
 Effective Rate
 Statutory federal income tax rate           35.0%            35.0%
 State income taxes net of federal benefit     5.9              6.7
 Amortization of investment tax credit & R&D  (1.1)            (3.4)
 Other differences                            (1.7)            (4.4)
 Effective income tax rate                   38.1%            33.9%

The amortization of the investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the six months ended June 30, 2003, caused the percentage changes to be greater in the 2003 period.

Interest expense decreased $6.7 million (60%) due primarily to the redemption of pollution control bonds Series P at 8.55% and Series Q at 6.32% redeemed in November and June of 2003, respectively. Additionally, interest rate swaps yielded a $2.8 million decrease in related interest expenses resulting primarily from the February termination of a swap related to the Series 9 pollution control bonds and better performance of remaining swaps.

- New Page -

Interest expense to affiliated companies increased $5.6 million (377%) primarily due to a $6.1 million increase in interest expense to Fidelia related to new notes issued in August 2003 through January 2004.
Offsetting this increase is a $0.5 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2004, was 1.08% and the corresponding rate for the six months ended June 30, 2003, was 1.16%.

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

As of June 30, 2004, LG&E and KU are in a negative working capital position. The Companies expect to cover any deficiencies with cash flow from operations, money pool borrowings, and borrowings from Fidelia, an E.ON financing subsidiary.

Construction expenditures for the six months ended June 30, 2004 for LG&E and KU amounted to $64.9 million and $76.3 million, respectively. Such expenditures include construction to meet nitrogen oxide (NOx) emission standards and the acquisition of combustion turbines to meet peak power demands. Expenditures for the six months ended June 30, 2004, by LG&E and KU for NOx construction were $5.6 million and $21.9 million, respectively. Expenditures for the six months ended June 30, 2004, for Trimble County combustion turbines, Units 7 through 10, by LG&E and KU were $5.5 million and $9.5 million, respectively. In addition, LG&E construction expenditures include $8.4 million for distribution overhead line construction, $5.8 million for Mill Creek Unit 3 ductwork installation related to the flue gas desulfurization ("FGD") project, and $5.3 million for gas main replacements. At KU, construction expenditures include $6.4 million for E.W. Brown Unit 3 cooling tower and precipitator rebuild and $6.0 million for distribution construction in the Lexington area. The expenditures were financed with internally generated funds and intercompany loans from affiliates.

LG&E's cash balance increased $12.3 million during the six months ended June 30, 2004, primarily due to higher net income and increased net borrowings from affiliated companies, partially offset by pension funding, construction expenditures, and payment of common dividends to its parent company. KU's cash balance increased $4.9 million during the six months ended June 30, 2004. The increase reflects higher net income and increased net borrowings from affiliated companies, partially offset by pension funding, construction expenditures and the payment of common dividends to its parent company.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. In general, such variations are usually attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. However, the increase in accounts receivable at LG&E and KU, as of June 30, 2004, was primarily due to the termination of the accounts receivable securitization programs in January 2004. Discontinuing the accounts receivable securitizations programs resulted in an increase in accounts receivable of $58.0 million at LG&E and by $50.0 million at KU. (LG&E and KU maintained a fully funded reserve for uncollectible accounts related to receivables sold during the securitization program.) The increase in accounts receivable at LG&E as of June 30, 2004 was somewhat offset by the impact of decreased gas sales in June 2004 compared to December 2003. The decrease in LG&E's gas stored underground relates to seasonal uses of gas.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of June 30, 2004, LG&E had swaps with a combined notional value of $228.3 million and KU had swaps with a combined notional value of $103.0 million. LG&E's swaps exchange floating-rate interest payments for fixed-rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swaps effectively convert fixed-rate obligations on KU's first mortgage bonds Series P and R to variable-rate obligations.

In February 2004, KU terminated the swap it had in place at December 31, 2003 related to its Series 9 pollution control bonds. The notional amount of the terminated swap was $50 million and KU received a payment of $2.0
million as part of the termination, resulting   in a gain of $0.8 million.

- New Page -

At June 30, 2004, variable rate debt, including the impact of interest rate swaps, was 36.9% of LG&E's total debt at $331.9 million and 45.7% of KU's total debt at $352.2 million. At December 31, 2003, variable rate debt, including the impact of interest rate swaps, was 44.0% of LG&E's total debt at $386.3 million and 55.5% of KU's total debt at $397.1 million.

Under the provisions of LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets. The average annualized interest rate for these bonds during the six months ending June 30, 2004, was 1.10% for the LG&E bonds and 1.13% for the KU bonds.

In January 2004, LG&E entered into two long-term notes with Fidelia, one totaling $25 million with an interest rate of 4.33% that matures in January 2012, and a one-year note totaling $100 million with an interest rate of 1.53%. The loans are secured by a lien subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations. In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia. The prepayment was paid out of cash balances and there was no prepayment fee.

In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012. The proceeds were used to fund a pension contribution and to repay other debt obligations.

LG&E maintains five bilateral lines of credit with banks totaling $185 million that mature in 2005. There was no outstanding balance under these facilities at June 30, 2004. Management expects to renew these facilities as they expire.

LG&E and KU participate in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million. Likewise, LG&E Energy and LG&E make funds available to KU at market-based rates up to $400 million. LG&E had $26.0 million in money pool loans from LG&E Energy (included in "Notes payable to affiliated companies") at an average rate of 1.04% at June 30, 2004, and $171.7 million at an average rate of 1.21% at June 30, 2003. The balance of the money pool loans from LG&E Energy to KU (included in "Notes payable to affiliated companies") was $53.2 million at an average rate of 1.04% and $146.4 million at an average rate of 1.21% at June 30, 2004 and 2003,
respectively.   The amount available to LG&E under the money pool agreement at June 30, 2004 was $374.0 million. The amount available to KU under the money pool agreement at June 30, 2004 was $346.8 million. LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool. LG&E Energy had an outstanding balance of $69.7 million at an average rate of 1.79% under this facility as of June 30, 2004 and availability of $80.3 million remained.

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No contributions are required for 2004 and no further discretionary contributions are planned.

LG&E's security ratings as of June 30, 2004, were:

                                      Moody's       S&P

     First mortgage bonds               A1          A-
     Preferred stock                    Baa1       BBB-
     Commercial paper                   P-1        A-2

- New Page -

KU's security ratings as of June 30, 2004, were:

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

LG&E's capitalization ratios at June 30, 2004, and December 31, 2003, follow:

                                              June 30,  December 31,
                                                2004        2003

Long-term debt (including current portion)      31.2%       31.9%
Long-term debt to affiliated company
   (including current portion)                  14.3        10.7
Notes payable to affiliated companies            1.4         4.3
Preferred stock                                  3.7         3.8
Common equity                                   49.4        49.3
Total                                          100.0%      100.0%

KU's capitalization ratios at June 30, 2004, and December 31, 2003, follow:

                                              June 30,  December 31,
                                                2004        2003

Long-term debt (including current portion)      22.4%       24.1%
Long-term debt to affiliated company
   (including current portion)                  18.8        16.8
Notes payable to affiliated companies            3.0         2.6
Preferred stock                                  2.3         2.4
Common equity                                   53.5        54.1
Total                                          100.0%      100.0%

New Accounting Pronouncements

FIN 46

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 required certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003.

In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than special purpose entities, the revised FIN 46 ("FIN 46R") is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. For all special purpose entities created prior to February 1, 2003, FIN 46R is now required to be applied at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity's relationship with variable interest entities.

- New Page -

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

LG&E's and KU's original investments in OVEC were made in 1952. LG&E's investment in OVEC is the equivalent of 4.9% of OVEC's common stock and KU's investment is the equivalent of 2.5% of OVEC's common stock. LG&E's and KU's investments in OVEC are accounted for on the cost method of accounting. As of June 30, 2004, LG&E's and KU's investments in OVEC totaled $0.5 million and $0.3 million, respectively. LG&E's and KU's maximum exposure to loss as a result of their involvement with OVEC is limited to the value of their investment. In the event of the inability of OVEC to fulfill its power provision requirements, LG&E and KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms. See Part II, Item 1, for further discussion of developments regarding LG&E's and KU's ownership interests and power purchase rights.

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

KU's original investment in EEI was made in 1953. KU's investment in EEI is accounted for on the equity method of accounting. As of June 30, 2004, KU's investment in EEI totaled $11.9 million. KU's maximum exposure to loss as a result of its involvement with EEI is limited to the value of its investment. In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003.

As of June 30, 2004, LG&E had 237,500 shares of $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current. Dividends accrued beginning July 1, 2003 are charged as interest expense.

KU has no financial instruments that fall within the scope of SFAS No. 150.

- New Page -

FSP 106-2

In May 2004, the FASB finalized FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. KU will adopt FSP 106-2 in the third quarter of 2004. LG&E's medical plan does not provide a benefit that is actuarially equivalent to Medicare Part D; therefore, FSP 106-2 is not expected to have an impact on LG&E.

On the basis of actuarial estimates, the Medicare Act will result in an overall reduction of the accumulated postretirement benefit obligation ("APBO") for postretirement health and life insurance benefits for KU amounting to approximately $5.0 million as of January 1, 2004.
Accordingly, KU's net periodic postretirement benefit cost for 2004 will be reduced by approximately $0.7 million. The APBO and the net periodic postretirement benefit cost as of and for the periods ending June 30, 2004 and 2003 do not reflect amounts associated with the subsidies provided by the Medicare Act.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2003; Quarterly Report on Form 10-Q for the quarter ended March 31, 2004; and to Part II -
Item 1, Legal Proceedings herein.

Electric and Gas Rates Cases

On June 30, 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E and the base electric rates of KU. In July 2004, the AG commenced an investigation examining communications between the Kentucky Commission and the Companies and separately filed for a rehearing of the rate cases on such issue and certain calculation components of the increased rates. The Kentucky Commission ordered a procedural reopening of the rate cases for the limited purpose of taking evidence, if any, as to the communication issue. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Earnings Sharing Mechanism

The Companies filed their final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $13.0 million related to LG&E and $16.2 million related to KU. Based upon estimates, the Companies previously accrued $8.9 million at LG&E and $9.3 million at KU for the 2003 ESM as of December 31, 2003.

On June 30, 2004, the Kentucky Commission issued an order largely accepting proposed settlement agreements by the Companies and all intervenors regarding the ESM mechanisms of LG&E and KU. Under the ESM settlements, LG&E and KU will continue to collect approximately $13.0 million and $16.2 million, respectively, of previously requested 2003 ESM revenue amounts through March 2005. As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

As a result of the settlement, the Company accrued an additional $4.1 million at LG&E and $6.9 million at KU in June 2004 related to 2003 ESM revenue.

- New Page -

OVEC Power Agreement and Share Purchase

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

LG&E's estimated future minimum annual demand payments under the Amended and Restated Inter-Company Agreement are as follows:

               (in thousands)
               2006      $  10,098
               2007          9,726
               2008          9,932
               2009         10,144
               2010         10,361
               Thereafter  170,646
               Total      $220,907

In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during the fourth quarter of 2004, subject to receipt of certain regulatory approvals.

Owensboro Contract Litigation

In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively. The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU has removed this litigation to the U.S. District Court for the Western District of Kentucky and filed an answer in that court denying the OMU claims and presenting certain counterclaims. KU has also initiated a proceeding at the FERC to obtain the FERC's ruling on certain of the issues in dispute.

Environmental Matters

In September 1998, the EPA announced its final "NOx SIP Call" rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region. The Commonwealth of Kentucky SIP, which was approved by EPA June 24, 2003, required reductions in NOx emissions from coal-fired generating units to the 0.15 lb./Mmbtu level on a system-wide basis. In related proceedings in response to petitions filed by various Northeast states, in December 1999, EPA issued a final rule pursuant to
Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all LG&E and KU units. As a result of appeals to both rules, the compliance date was extended to May 2004. LG&E and KU have complied with these NOx emissions reduction rules.

LG&E and KU have added significant additional NOx controls to their generating units. Installation of additional NOx controls have been performed on a phased basis, with installation of controls which commenced in late 2000 and continued through the final compliance date. As of June 30, 2004, LG&E has incurred total capital costs of approximately $191 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a company-wide basis. As of June 30, 2004, KU has incurred total capital costs of approximately $252 million to reduce its NOx emissions to the 0.15
lb./Mmbtu level on a company-wide basis.   In addition, LG&E and KU have
begun incurring additional operation and maintenance costs in operating new NOx controls. LG&E and KU believe their costs in this regard to be comparable to those of similarly situated utilities with like generation assets. In April 2001, the Kentucky Commission granted recovery of these costs under the environmental surcharge mechanism for LG&E and KU.

- New Page -

LG&E and KU are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA's revised air quality standards for ozone and particulate matter, measures to implement EPA's regional haze rule, EPA's December 2003 proposals to regulate mercury emissions from steam electric generating units and to further reduce emissions of sulfur dioxide and nitrogen oxides under the Clean Air
Interstate Rule.   In addition, LG&E is currently working with local
regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station. LG&E previously settled a number of property damage claims from adjacent residents and completed significant remedial measures as part of its ongoing capital construction program. LG&E has converted the Mill Creek Station to a wet stack operation in an effort to resolve all outstanding issues related to particulate matter emissions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

LG&E and KU, and their respective ratepayers, are exposed to market risks. Market risk exposures include changes in interest rates and commodity prices. To mitigate changes in cash flows attributable to these exposures, the Companies have entered into various derivative instruments. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped debt is estimated at $3.3 million and $3.5 million, respectively, at June 30, 2004. LG&E's exposure to floating interest rates decreased $1.1 million and KU's exposure to floating interest rates decreased $1.0 million during the first six months of 2004.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $23.6 million as of June 30, 2004. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $4.3 million as of June 30, 2004. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plan. At June 30, 2004, LG&E and KU have a minimum pension liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions, in the pre-tax amounts of $47.6
- New Page -

and $9.9 million, respectively. The liabilities are recorded as a reduction to other comprehensive income, and do not affect net income. The amount of the liabilities depends upon the asset returns experienced in 2003 and contributions made by LG&E and KU to the plan during 2003. If the fair value of the plan assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the Consolidated Balance Sheets.

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

Energy Trading & Risk Management Activities

The table below summarizes LG&E's and KU's energy trading and risk management activities for the three months and six months ended June 30, 2004, and 2003(in thousands of $). Trading volumes are evenly divided between LG&E and KU.

                                         Three Months        Six Months
                                            Ended              Ended
                                           June 30,          June 30,
                                         2004    2003      2004      2003
Fair value of contracts at beginning of
  period, net asset/(liability)         $ 603  $  403     $ 572    $(156)
  Fair value of contracts when entered
    into during the period                 (5)      -        (5)   2,620
  Contracts realized or otherwise
    settled during the period             (82)   (226)     (232)    (283)
  Changes in fair value due to changes
    in assumptions                         25     141       206   (1,863)
Fair value of contracts at end of period,
  net asset                             $ 541  $  318     $ 541   $  318

No changes to valuation techniques for energy trading and risk management activities occurred during 2004 or 2003. Changes in market pricing, interest rate and volatility assumptions were made during all periods. All contracts outstanding at June 30, 2004, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of June 30, 2004, 98.9% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies'

- New Page -

management, including the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based upon that evaluation, the CEO and CFO have concluded that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of (a) LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2003: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data and (b) LG&E's and KU's Quarterly Report on Form 10-Q for the period ended March 31, 2004: Item I, Legal Proceedings. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K or Quarterly Reports on Form 10-Q have not changed materially.

Electric and Gas Rates Cases

On June 30, 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E and the base electric rates of KU. In July 2004, the AG commenced an investigation examining communications between the Kentucky Commission and the Companies and separately filed for a rehearing of the rate cases on such issue and certain calculation components of the increased rates. The Kentucky Commission ordered a procedural reopening of the rate cases for the limited purpose of taking evidence, if any, as to the communication issue. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

MISO

During March and April 2004, the Kentucky Commission held hearings in the proceedings examining the cost and benefits of MISO membership. In July 2004, the Kentucky Commission reopened the matter for further testimony and hearings on recently-filed MISO energy market tariffs and analysis of potential membership in other Regional Transmission Organizations. Proceedings in this matter are anticipated to continue into 2005.

OVEC Power Agreement and Share Purchase

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

In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during the fourth quarter of 2004, subject to receipt of certain regulatory approvals.

- New Page -


Owensboro Contract Litigation

In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively. The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU has removed this litigation to the U.S. District Court for the Western District of Kentucky and filed an answer in that court denying the OMU claims and presenting certain counterclaims. KU has also initiated a proceeding at the FERC to obtain the FERC's ruling on certain of the issues in dispute.

Item 6.  Exhibits and Reports on Form 8-K.

6(a)                Applicable to Form
                    10-Q of

Exhibit
No.   LG&E  KU    Description

10.01  X   X   Copy of Amended and restated inter-company power
               agreement dated as of March 13, 2006, among Ohio Valley
               Electric Corporation and sponsoring companies, including
               LG&E and KU.
10.02  X   X   Copy of Fourth Amendment dated as of February 1,
               2004 to Employment and Severance Agreement dated as of
               February 25, 2000 by and among E.ON AG, LG&E Energy,
               Powergen and Victor A. Staffieri.
10.03  X   X   Copy of Modification No. 15, dated as of April 30,
               2004, to Inter-Company Power Agreement dated July 10, 1953 among Ohio Valley Electric Corporation and Sponsoring
               Companies.
31    X   X    Certification - Section 302 of Sarbanes-Oxley Act of 2002
 31.1 X        Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
 31.2 X        Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
 31.3     X    Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
 31.4     X    Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

Certain instruments defining the rights of holders of certain long-term debt of LG&E and KU have not been filed with the SEC but will be furnished to the SEC upon request.

6(b).  Reports on Form 8-K.

On July 1, 2004, LG&E and KU filed a Current Report on Form 8-K describing the June 30, 2004, order of the Kentucky Commission regarding increases in their base rates.

- New Page -

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  August 13, 2004          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 13, 2004          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

- New Page -


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

Date:   August 13, 2004


/s/ Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

- New Page -

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

Date:   August 13, 2004


/s/ S. Bradford Rives
S. Bradford Rives
Chief Financial Officer

- New Page -


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

Date:   August 13, 2004


/s/ Victor A. Staffieri
Victor A. Staffieri
Chairman of the Board, President and Chief Executive Officer

- New Page -

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

Date:   August 13, 2004



/s/ S. Bradford Rives
S. Bradford Rives,
Chief Financial Officer

- New Page -

Exhibit 32

             Certification Pursuant to 18 U.S.C. Section 1350
   As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the Quarterly Report of Louisville Gas and Electric Company and Kentucky Utilities Company (the "Companies") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge,

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Companies as of the dates and for the period expressed in the Report.


August 13, 2004

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