Form 10-Q
period 2004-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2004-11-12
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

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

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of October 31, 2004, all held by LG&E Energy LLC
                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of October 31, 2004, all held by LG&E Energy LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.

New Page


                             TABLE OF CONTENTS

                                  PART I


Item 1 Consolidated Financial Statements

       Louisville Gas and Electric Company and Subsidiary
           Statements of Income                                  1
           Statements of Retained Earnings                       1
           Balance Sheets                                        2
           Statements of Cash Flow                               4
           Statements of Other Comprehensive Income              5


       Kentucky Utilities Company and Subsidiary
           Statements of Income                                  6
           Statements of Retained Earnings                       6
           Balance Sheets                                        7
           Statements of Cash Flow                               9
           Statements of Other Comprehensive Income             10

       Notes to Consolidated Financial Statements               11

Item 2 Management's Discussion and Analysis of F
          Financial Condition and Results of Operations         23

Item 3 Quantitative and Qualitative Disclosures
          About Market Risk                                     38

Item 4 Controls and Procedures                                  39


                                  PART II

Item 1 Legal Proceedings                                        40

Item 2 Unregistered Sales of Equity Securities
          and Use of Proceeds                                   41

Item 4 Submission of Matters to a Vote of Security Holders      41

Item 6 Exhibits                                                 42

       Signatures                                               43

       Exhibits                                                 44


New Page


           Part I.  Financial Information - Item 1.  Financial Statements

            Louisville Gas and Electric Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,        September 30,
                                  2004        2003       2004     2003
OPERATING REVENUES (Note 5):
Electric (Note 10)              $227,024  $230,174    $617,839  $591,110
Gas                               34,818    32,659     242,178   213,939
 Total operating revenues        261,842   262,833     860,017   805,049

OPERATING EXPENSES:
Fuel for electric generation      53,653    55,628     153,792   151,382
Power purchased (Note 10)         19,344    18,805      65,578    60,245
Gas supply expenses               20,172    19,509     181,919   151,579
Other operation expenses          48,129    51,890     163,300   158,797
Maintenance                       23,072    12,526      49,879    42,109
Depreciation and amortization     30,299    28,429      86,021    85,866
Federal and state income taxes    21,089    23,707      45,487    45,062
Property and other taxes           4,343     4,659      14,483    12,848
 Total operating expenses        220,101   215,153     760,459   707,888

NET OPERATING INCOME              41,741    47,680      99,558    97,161

Other income (expense) - net      (1,091)      285      (1,419)      (49)
Other income from affiliated
   company (Note 10)                   -         2           -         6
Interest expense (Note 3)          5,072     5,985      15,086    18,090
Interest expense to affiliated
   companies (Note 10)             3,040     2,111       9,157     4,137

NET INCOME                      $ 32,538  $ 39,871    $ 73,896  $ 74,891



               Consolidated Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)

                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                  2004       2003       2004     2003


Balance at beginning of period  $516,856  $442,498   $497,441  $409,319
Net income                        32,538    39,871     73,896    74,891
 Subtotal                        549,394   482,369    571,337   484,210

Cash dividends declared on stock:
5% cumulative preferred              269       269        807       807
Auction rate cumulative preferred    244       174        649       743
$5.875 cumulative preferred (Note 9)   -         -         -        734
Common                            21,000         -     42,000         -
 Subtotal                          21,513      443     43,456     2,284

Balance at end of period        $527,881  $481,926   $527,881  $481,926


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                                  ASSETS


                                              September 30,   December 31,
                                                   2004          2003

UTILITY PLANT:
At original cost                               $3,880,901    $3,804,183
Less: reserve for depreciation                  1,390,301     1,326,899
 Net utility plant (Note 7)                     2,490,600     2,477,284

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $63 as of September 30, 2004
 and December 31, 2003                                508           611

CURRENT ASSETS:
Cash and cash equivalents                           5,902         1,706
Restricted cash                                    11,524             -
Accounts receivable - less reserve of $1,415 and
 $3,515 as of September 30, 2004 and December 31,
 2003, respectively (Note 4)                      108,761        84,585
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         22,268        25,260
 Gas stored underground                            76,416        69,884
 Other                                             26,214        24,971
Prepayments and other                               1,634         5,281
 Total current assets                             252,719       211,687

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            8,555         8,753
Regulatory assets (Note 6)                        100,183       143,626
Other                                              32,789        40,121
 Total deferred debits and other assets           141,527       192,500

Total assets                                   $2,885,354    $2,882,082


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES


                                                September 30, December 31,
                                                     2004         2003
CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                 $  425,170    $  425,170
Common stock expense                                 (836)         (836)
Additional paid-in capital                         40,000        40,000
Accumulated other comprehensive loss              (39,902)      (38,111)
Retained earnings                                 527,881       497,441
 Total common equity                              952,313       923,664

Cumulative preferred stock                         70,425        70,425

Mandatorily redeemable preferred stock (Note 9)    21,250        22,500
Long-term debt (Note 9)                           328,104       328,104
Long-term debt to affiliated company (Note 9)     225,000       200,000
 Total long-term debt                             574,354       550,604

 Total capitalization                           1,597,092     1,544,693

CURRENT LIABILITIES:
Current portion of mandatorily
 redeemable preferred stock (Note 9)                1,250         1,250
Current portion of long-term debt (Note 9)        246,200       246,200
Current portion of long-term debt to
 affiliated company (Note 9)                       50,000             -
Notes payable to affiliated companies (Note 9)     40,700        80,332
Accounts payable                                   62,959        93,118
Accounts payable to affiliated companies (Note 10) 22,455        38,343
Accrued income taxes                                8,330        11,472
Customer deposits                                  12,255        10,493
Accrued interest                                    2,593         1,999
Accrued interest to affiliated company (Note 10)    2,996         2,750
Other                                              18,493        11,784
 Total current liabilities                        468,231       497,741

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           347,092       337,704
Investment tax credit, in process of amortization  47,202        50,329
Accumulated provision for pensions
 and related benefits                             109,436       140,598
Customer advances for construction                 10,637         9,890
Asset retirement obligation                        10,155         9,747
Regulatory liabilities (Note 6):
 Accumulated cost of removal of utility plant     214,950       216,491
 Other                                             53,535        51,822
Long-term derivative liability (Note 3)            18,883        15,966
Other                                               8,141         7,101
 Total deferred credits and other liabilities     820,031       839,648

Total capital and liabilities                  $2,885,354    $2,882,082


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                     2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 73,896     $  74,891
Items not requiring cash currently:
 Depreciation and amortization                     86,021        85,866
 Deferred income taxes - net                        6,803        24,589
 Investment tax credit - net                       (3,127)       (3,156)
 Value Delivery Team (VDT) amortization (Note 6)   22,601        22,866
 Mark-to-market financial instruments (Note 3)      2,916          (651)
 Provision for post-retirement benefits (Note 8)   (8,047)       (4,801)
 Other                                               (147)        7,997
Changes in current assets and liabilities         (10,576)      (28,028)
Changes in accounts receivable
  securitization-net (Note 4)                     (58,000)       11,600
Pension funding (Notes 9 and 12)                  (34,492)      (89,125)
Gas supply clause (Note 6)                         12,008       (14,970)
Earnings sharing mechanism (Note 6)                 6,913         6,189
Combustion turbine litigation settlement            7,003             -
Other                                              15,460        10,698
 Net cash flows from operating activities         119,232       103,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                     103           153
Construction expenditures                         (94,220)     (153,064)
 Net cash flows from investing activities         (94,117)     (152,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash                       (11,524)            -
Long-term borrowings from affiliated
  company (Note 9)                                125,000       200,000
Short-term borrowings from affiliated
  company (Note 9)                                399,550       478,800
Repayment of long-term borrowings from d
 affiliated company (Note 9)                      (50,000)            -
Repayment of short-term borrowings from
 affiliated company (Note 9)                     (439,182)     (596,721)
Retirement of mandatorily redeemable preferred
 stock (Note 9)                                    (1,250)       (1,250)
Retirement of first mortgage bonds                      -       (42,600)
Issuance costs of pollution control bonds            (135)            -
Payment of common dividends                       (42,000)            -
Payment of preferred dividends                     (1,378)       (2,898)
 Net cash flows from financing activities         (20,919)       35,331

CHANGE IN CASH AND CASH EQUIVALENTS                 4,196       (13,615)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,706        17,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  5,902      $  3,400

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                    $ 42,375      $ 12,968
 Interest on borrowed money                        12,674        17,204
 Interest to affiliated companies on
   borrowed money                                   8,937         1,707

The accompanying notes are an integral part of these consolidated financial statements.
					Page 4


            Louisville Gas and Electric Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                    Three Months           Nine Months
                                       Ended                  Ended
                                   September 30,         September 30,
                                   2004      2003        2004      2003

Net income                       $32,538   $39,871     $73,896   $74,891

Gains/(losses) on derivative instruments
 and hedging activities - net of tax
 benefit/(expense) of $3,639, $(1,416),
 $1,189 and $(382), respectively
 (Note 3)                         (5,457)     2,123     (1,790)      573


Comprehensive income             $27,081   $41,994     $72,106   $75,464


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                             (Thousands of $)


                                      Three Months         Nine Months
                                        Ended                 Ended
                                      September 30,        September 30,
                                    2004      2003      2004        2003

OPERATING REVENUES (Note 10)      $252,669 $235,426   $732,424  $657,583

OPERATING EXPENSES:
Fuel for electric generation        78,151   75,300    215,666   201,264
Power purchased (Note 10)           33,182   31,702    105,152   106,550
Other operation expenses            37,844   35,603    112,834   112,622
Maintenance                         12,070   13,031     40,978    49,400
Depreciation and amortization       29,065   24,751     80,265    76,663
Federal and state income taxes      19,565   18,196     58,127    32,263
Property and other taxes             4,406    4,067     12,942    12,230
 Total operating expenses          214,283  202,650    625,964   590,992

NET OPERATING INCOME                38,386   32,776    106,460    66,591

Other income - net                   3,094    2,140      6,514     6,944
Other income (expense) from
 affiliated company (Note 10)           11        5         26         4
Interest expense (Note 3)            3,116    2,695      7,532    13,808
Interest expense to affiliated
  companies
 (Note 10)                           3,557    1,916     10,641     3,401

NET INCOME                        $ 34,818 $ 30,310   $ 94,827  $ 56,330




               Consolidated Statements of Retained Earnings
                                (Unaudited)
                             (Thousands of $)


                                    Three Months           Nine Months
                                       Ended                  Ended
                                    September 30,         September 30,
                                    2004      2003     2004       2003


Balance at beginning of period  $629,051  $526,916   $591,170  $502,024
Net income                        34,818    30,310     94,827    56,330
 Subtotal                        663,869   557,226    685,997   558,354

Cash dividends declared on stock:
4.75% cumulative preferred           237       237        712       711
6.53% cumulative preferred           327       327        980       981
Common                            21,000         -     42,000         -
 Subtotal                         21,564       564     43,692     1,692

Balance at end of period        $642,305  $556,662   $642,305  $556,662


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)


                                  ASSETS

                                                September 30, December 31,
                                                  2004            2003

UTILITY PLANT:
At original cost                               $3,670,707    $3,596,657
Less: reserve for depreciation                  1,403,583     1,360,253
 Net utility plant (Note 7)                     2,267,124     2,236,404

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $131 as of September 30, 2004 and
 December 31, 2003                                 19,721        17,862

CURRENT ASSETS:
Cash and cash equivalents                           4,677         4,869
Accounts receivable - less reserve of $482 and $672
 as of September 30, 2004 and December 31, 2003,
 respectively (Note 4)                             97,437        49,289
Materials and supplies - at average cost:
 Fuel (predominantly coal)                         30,260        45,538
 Other                                             27,653        27,094
Prepayments and other                               6,802        13,100
 Total current assets                             166,829       139,890

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                            4,295         4,481
Regulatory assets (Note 6)                         62,668        72,318
Long-term derivative asset (Note 3)                 7,530        12,223
Other                                              12,164        21,916
 Total deferred debits and other assets            86,657       110,938

Total assets                                   $2,540,331    $2,505,094


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)
                             (Thousands of $)

                      CAPITALIZATION AND LIABILITIES

                                                September 30, December 31,
                                                     2004         2003

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                 $  308,140    $  308,140
Common stock expense                                 (322)         (322)
Additional paid-in capital                         15,000        15,000
Accumulated other comprehensive loss               (6,071)       (6,031)
Retained earnings                                 642,305       591,170
 Total common equity                              959,052       907,957

Cumulative preferred stock                         39,727        39,727

Long-term debt (Note 9)                           307,564       312,646
Long-term debt to affiliated company (Note 9)     333,000       283,000
 Total long-term debt                             640,564       595,646

 Total capitalization                           1,639,343     1,543,330

CURRENT LIABILITIES:
Current portion of long-term debt (Note 9)         87,130        91,930
Notes payable to affiliated company (Note 9)       29,830        43,231
Accounts payable                                   41,317        69,947
Accounts payable to affiliated companies (Note 10) 18,979        26,426
Accrued income taxes                               12,337         7,104
Customer deposits                                  14,163        13,453
Accrued interest                                    3,019         2,024
Accrued interest to affiliated company (Note 10)    3,866         2,454
Other                                              20,566         9,767
 Total current liabilities                        231,207       266,336

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net           274,207       261,258
Investment tax credit, in process of amortization   4,318         5,859
Accumulated provision for pensions and
 related benefits                                  65,260       103,101
Customer advances for construction                  1,608         1,564
Asset retirement obligation                        20,661        19,698
Regulatory liabilities (Note 6):
 Accumulated cost of removal of utility plant     262,971       256,744
 Other                                             28,301        38,027
Other                                              12,455         9,177
 Total deferred credits and other liabilities     669,781       695,428

Total capital and liabilities                  $2,540,331    $2,505,094


The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
                   Consolidated Statement of Cash Flows
                                (Unaudited)
                             (Thousands of $)


                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                     2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 94,827      $ 56,330
Items not requiring cash currently:
 Depreciation and amortization                     80,265        76,663
 Deferred income taxes - net                       11,064        10,277
 Investment tax credit - net                       (1,540)       (1,981)
 Value Delivery Team (VDT) amortization (Note 6)    8,816         9,091
 Mark-to-market financial instruments (Note 3)       (389)        1,231
 Provision for post-retirement benefits (Note 8)   (3,373)       (4,417)
 Deferred storm costs                              (3,760)            -
 Other                                              2,401        15,212
Changes in current assets and liabilities           3,164        (4,888)
Changes in accounts receivable securitization
 - net (Note 4)                                   (50,000)            -
Pension funding (Notes 9 and 12)                  (43,409)       (9,515)
Earnings sharing mechanism (Note 6)                 4,920         7,708
Environmental cost recovery mechanism (Note 6)     (7,089)        1,157
Combustion turbine litigation settlement           11,426             -
Other                                              10,231        23,242
 Net cash flows from operating activities         117,554       180,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities                             (1,858)        (2,818)
Construction expenditures                        (103,992)     (263,899)
 Net cash flows from investing activities        (105,850)     (266,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated
  company (Note 9)                                 50,000       175,000
Short-term borrowings from affiliated
  company (Note 9)                                380,500       520,840
Repayment of short-term borrowings from affiliated
 company (Note 9)                                (393,900)     (541,600)
Retirement of first mortgage bonds                      -       (62,000)
Retirement of pollution control bonds              (4,800)            -
Refund of issuance costs of pollution
  control bonds                                        (4)            -
Payment of common dividends                       (42,000)            -
Payment of preferred dividends                     (1,692)       (1,692)
 Net cash flows from financing activities         (11,896)       90,548

CHANGE IN CASH AND CASH EQUIVALENTS                  (192)        3,941

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    4,869         5,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  4,677     $  9,332

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                     $ 40,792      $ 19,012
 Interest on borrowed money                          9,195        12,681
 Interest to affiliated companies on borrowed money  9,269         1,060




The accompanying notes are an integral part of these consolidated financial statements.

                 Kentucky Utilities Company and Subsidiary
           Consolidated Statements of Other Comprehensive Income
                                (Unaudited)
                             (Thousands of $)


                                     Three Months         Nine Months
                                        Ended                Ended
                                     September 30,       September 30,
                                    2004     2003       2004      2003

Net income                        $34,818   $30,310   $94,827   $56,330

Losses on derivative instruments
 and hedging activities - net of tax
 benefit/(expense) of $17, ($121), $23
 and ($121), respectively (Note 3)    (26)      182       (40)      182

Comprehensive income              $34,792   $30,492   $94,787   $56,512


The accompanying notes are an integral part of these consolidated financial statements.

            Louisville Gas and Electric Company and Subsidiary
                Kentucky Utilities Company and Subsidiary

                Notes to Consolidated Financial Statements
                               (Unaudited)

1. General

   The unaudited condensed financial statements include the accounts of Louisville Gas and Electric Company and Subsidiary and Kentucky Utilities Company and Subsidiary (each "LG&E" and "KU", or the "Companies"). The common stock of each of LG&E and KU is wholly-owned by LG&E Energy LLC ("LG&E Energy"). In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2003, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   The accompanying financial statements for the three months and nine months ended September 30, 2003, have been revised to conform to certain reclassifications in the current three months and nine months ended September 30, 2004. These reclassifications had no impact on the balance sheet net assets or net income, as previously reported.

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

3. Financial Instruments

   The Companies use interest rate swaps to hedge exposure to market fluctuations in certain of their debt instruments. Pursuant to the Companies' policies, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature. Management has designated all of the Companies' interest rate swaps as hedge instruments. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders' equity. To the extent a financial instrument designated as a cash flow hedge or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. Financial instruments designated as fair value hedges and the underlying hedged items are periodically marked to market with the resulting net gains and losses recorded directly into net income. Upon termination of any fair value hedge, the resulting gain or loss is recorded into net income.

   As of September 30, 2004, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $228.3 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 1.37% at September 30, 2004. The swap agreements in effect at September 30, 2004 have been designated as cash flow hedges and mature on dates ranging from 2005 to 2033. The hedges have been deemed to be fully effective resulting in a pretax loss of $9.1 million and a pretax loss of $2.9 million for the three months and nine months ended September 30, 2004, respectively, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from other comprehensive income to earnings in the next twelve months are immaterial.

   As of September 30, 2004, KU was party to various interest rate swap agreements with aggregate notional amounts of $103.0 million. Under these swap agreements, KU paid variable rates based on either LIBOR or the Bond Market Association's municipal swap index averaging 2.70%, and received fixed rates averaging 7.74% at September 30, 2004. The swap agreements in effect at September 30, 2004 have been designated as fair value hedges and mature on dates ranging from 2007 to 2025. During the three months and nine months ended September 30, 2004, the effect of marking these financial instruments and the underlying debt to market resulted in a net pretax gain of $0.3 million and $1.0 million (representing the hedges' ineffectiveness), respectively, recorded as a decrease in interest expense.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at September 30, 2004, KU's debt reflects an increase of $9.7 million related to such mark-to-market adjustment.

   In February 2004, KU terminated the swap it had in place related to its Series 9 pollution control bonds. The notional amount of the terminated swap was $50 million and KU received a payment of $2.0 million as part of the termination, resulting in a gain of $0.8 million.

4. Accounts Receivable Securitization Programs

   In January 2004, LG&E and KU terminated their accounts receivable securitization programs, originally implemented in February 2001, and replaced them with intercompany loans from an E.ON affiliate. In May 2004, LG&E and KU dissolved their inactive accounts receivable securitization-related subsidiaries, LG&E Receivables LLC and KU Receivables LLC. The accounts receivable securitization-related subsidiaries were the only subsidiaries of LG&E and KU.

5. Segments of Business

   LG&E's revenues and net income by business segment for the three and nine months ended September 30, 2004 and 2003, follow:

                     Three Months Ended       Nine Months Ended
                        September 30,            September 30,

   (in thousands)       2004      2003          2004      2003

   LG&E Electric
     Revenues         $227,024  $230,174     $617,839  $591,110
     Net income         34,648    41,924       71,031    69,413

   LG&E Gas
     Revenues           34,818    32,659      242,178   213,939
     Net income        (2,110)   (2,053)        2,865     5,478

   Total
     Revenues          261,842   262,833      860,017   805,049
     Net income         32,538    39,871       73,896    74,891

   KU is an electric utility company. It does not provide gas service and therefore, is presented as a single business segment.

6. Regulatory Assets and Liabilities

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of September 30, 2004 and December 31, 2003:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                           September 30,December 31,
   (in thousands)                               2004        2003

   VDT costs                               $ 45,209      $ 67,810
   Gas supply adjustments due from customers 11,068        22,077
   Unamortized loss on bonds                 20,537        21,333
   Earnings sharing mechanism (ESM) provision 5,446        12,359
   Merger surcredit                           5,183         6,220
   Asset retirement obligation (ARO)          6,674         6,015
   Gas performance-based ratemaking (PBR)     3,467         5,480
   Other (including fuel adjustment clause
     (FAC), demand side management (DSM),
     etc.)                                    2,599         2,332
     Total regulatory assets               $100,183      $143,626

   Accumulated cost of removal of
     utility plant         		   $214,950      $216,491
   Deferred income taxes - net               38,595        41,180
   Gas supply adjustments due to customers    7,804         6,805
   DSM                                        2,602         1,706
   Other (including environmental cost
     recovery (ECR), ARO, FAC and ESM)        4,534         2,131
     Total regulatory liabilities          $268,485      $268,313

   LG&E currently earns a return on all regulatory assets except for gas supply adjustments, ESM, gas performance-based ratemaking, FAC, and DSM, all of which are separate rate mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.

   The following regulatory assets and liabilities were included in KU's balance sheets as of September 30, 2004 and December 31, 2003:

                        Kentucky Utilities Company
                                (Unaudited)

                                           September 30,   December 31,
   (in thousands)                               2004           2003

   VDT costs                               $ 17,635      $  26,451
   Unamortized loss on bonds                  9,946         10,511
   ESM provision                              7,462         12,382
   Merger surcredit                           4,012          4,815
   ARO                                       12,464         11,322
   FAC                                        1,713          4,298
   Deferred storm costs                       3,760              -
   Other                                      5,676          2,539
     Total regulatory assets               $ 62,668       $ 72,318

   Accumulated cost of removal of
     utility plant                         $262,971       $256,744
   Deferred income taxes - net               22,174         24,058
   ARO                                        1,351          1,162
   Spare parts                                1,062          1,055
   ECR                                        2,100          9,189
   Other (including FAC and DSM)              1,614          2,563
     Total regulatory liabilities          $291,272       $294,771

   KU currently earns a return on all regulatory assets except for ESM, FAC, and DSM, all of which are separate recovery mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.

   In September 2004, KU reclassified from maintenance expense to a regulatory asset, $4.0 million related to unreimbursed costs from the 2003 ice storm based on an order from the Kentucky Commission. These costs will be amortized through June 2009. KU earns a return of these amortized costs, which are included in KU's jurisdictional operating expenses.

   During May and July, LG&E and KU incurred $17.0 million and $3.5 million, respectively, of storm restoration costs associated with severe storms in their service territories. Of these amounts LG&E incurred $12.6 million of Operations and Maintenance ("O&M") expense and $4.4 million of expenditures that were capitalized and KU incurred $2.7 million of O&M expense and $0.8 million of expenditures that were capitalized. The Companies are considering requesting the Kentucky Commission to allow deferral of these O&M expenses for recovery in a future rate proceeding during the fourth quarter of 2004.

7. Utility Plant

   KU retired two steam generating units, Green River Units 1 and 2, in the amount of $17.2 million, from its books as of March 31, 2004. Approximately $4 million in common assets, which are shared by Green River Units 3 and 4, remain on KU's books. The common assets will remain on KU's books until the final retirement of Green River Units 3 and 4. The gross book value of Green River Units 1 and 2 was charged to the accumulated reserve for depreciation in accordance with FERC regulations and no gain or loss was recorded. The impact of the retirement of Green River Units 1 and 2 on the ARO is immaterial. A partial redemption of pollution control Series 14 bonds totaling $4.8 million was required in the second quarter as a result of the retirement (see Note 9).

   The following data represent shares of jointly-owned additions to the Trimble County plant for four combustion turbines ("CTs") as of September 30, 2004. Trimble County CT Units 7 and 8 began commercial operation on June 1, 2004. The addition to LG&E plant in service was $37.0 million and for KU the addition was $63.2 million. Trimble County CT Units 9 and 10 began commercial operation on July 1, 2004, resulting in an increase to plant in service of $37.3 and $63.8 million for LG&E and KU, respectively.

         ($ in millions)                      LG&E     KU     Total

         Trimble CT 7
             Ownership %                      37%      63%    100%
             Mw capacity                       59      101     160
             Cost  			    $18.5    $31.7   $50.2
             Depreciation   		      0.2      0.3     0.5
             Net book value   		    $18.3    $31.4   $49.7

         Trimble CT 8
             Ownership %                      37%      63%    100%
             Mw capacity                       59      101     160
             Cost                           $18.5    $31.5   $50.0
             Depreciation                     0.2      0.3     0.5
             Net book value   		    $18.3    $31.2   $49.5

         Trimble CT 9
            Ownership %                       37%      63%    100%
            Mw capacity                        59      101     160
            Cost                            $18.7    $31.9   $50.6
            Depreciation                      0.1      0.2     0.3
            Net book value                  $18.6    $31.7   $50.3

         Trimble CT 10
            Ownership %   		      37%      63%    100%
            Mw capacity                        59      101     160
            Cost                            $18.6    $31.9   $50.5
            Depreciation                      0.1      0.2     0.3
            Net book value                  $18.5    $31.7   $50.2

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

   LG&E, KU and ten other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana. LG&E's share is 7%, representing approximately 155 Mw of generation capacity and KU's share is 2.5%, representing approximately 55 Mw of generation capacity.

   LG&E's and KU's original investments in OVEC were made in 1952. LG&E's investment in OVEC is the equivalent of 4.9% of OVEC's common stock and KU's investment is the equivalent of 2.5% of OVEC's common stock. LG&E's and KU's investments in OVEC are accounted for under the cost method of accounting. As of September 30, 2004, LG&E's and KU's investments in OVEC totaled $0.5 million and $0.3 million, respectively. LG&E's and KU's maximum exposure to loss as a result of their involvement with OVEC is limited to the value of their investments. In the event of the inability of OVEC to fulfill its power provision requirements, LG&E and KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms. See Note 11 and Part II, Item 1, for further discussion of developments regarding LG&E's and KU's ownership interests and power purchase rights.

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

   KU's original investment in EEI was made in 1953. KU's investment in EEI is accounted for under the equity method of accounting and, as of September 30, 2004, totaled $12.7 million. KU's direct exposure to loss as a result of its involvement with EEI is generally limited to the value of its investment. In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.

    FSP 106-2

   In May 2004, the FASB finalized FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 does not have a material impact on the Companies.

					Page 16
9. Debt

   Under the provisions for LG&E's variable-rate Pollution Control Bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate Pollution Control Bonds, Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets. The average annualized interest rate for these bonds during the three months and nine months ending September 30, 2004 was 1.20% and 1.14%, respectively, for the LG&E bonds and 1.30% and 1.18%, respectively, for the KU bonds.

   In January 2004, LG&E entered into two long-term loans from Fidelia Corporation ("Fidelia"), an E.ON financing subsidiary, one totaling $25 million with an interest rate of 4.33% that matures in January 2012, and one totaling $100 million with an interest rate of 1.53% that matures in January 2005. The loans are secured by a lien subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations. In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia. The prepayment was paid out of cash balances and there was no prepayment fee.

   In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012. The proceeds were used to fund a pension contribution and to repay other debt obligations.

   In May 2004, KU redeemed $4.8 million of its Series 14 Pollution Control Bonds which were initially issued in the amount of $7.2 million.

   On October 20, 2004, KU completed a refinancing transaction regarding $50 million in existing pollution control indebtedness. The original indebtedness, 5.75% Pollution Control Bonds, Series 9, due December 1, 2023, will be discharged on November 22, 2004, with the proceeds from the replacement indebtedness, KU Pollution Control Bonds, Series 17, due October 1, 2034, which will carry a variable, auction rate of interest.

   LG&E maintains five bilateral lines of credit totaling $185 million that mature in 2005. There was no outstanding balance under these facilities at September 30, 2004. Management expects to renew these facilities as they expire.

   LG&E and KU participate in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million. Likewise, LG&E Energy and LG&E make funds available to KU at market-based rates up to $400 million. LG&E had $40.7 million in money pool loans from LG&E Energy (included in "Notes payable to affiliated companies") at an average rate of 1.60% at September 30, 2004, and $75.1 million at an average rate of 1.06% at September 30, 2003. The balance of the money pool loans from LG&E Energy to KU (included in "Notes payable to affiliated companies") was $29.8 million at an average rate of 1.60% and $98.7 million at an average rate of 1.06% at September 30, 2004 and 2003, respectively.
   The amount available to LG&E under the money pool agreement at September 30, 2004, was $359.3 million. The amount available to KU under the money pool agreement at September 30, 2004, was $370.2
   million.   LG&E Energy maintains a revolving credit facility totaling
   $150 million with an E.ON affiliate to ensure funding availability for the money pool. LG&E Energy had an outstanding balance of $79.1 million at an average rate of 2.13% under this facility as of September 30, 2004, and availability of $70.9 million remained.

					Page 17

    As of September 30, 2004, LG&E had 225,000 shares of $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share. Beginning September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current. Dividends accrued are charged as interest expense, pursuant to SFAS No. 150. On July 15, 2004, LG&E redeemed 12,500 shares as required at a price of $100 per share.

10. Related Party Transactions

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

    Electric Purchases

    LG&E and KU intercompany electric revenues and purchased power expense (including LG&E Energy Marketing Inc. ("LEM")) for the three months and nine months ended September 30, 2004 and 2003, were as follows:

                                    Three months endedNine months ended
                                      September 30,        September 30,
     (in thousands)                    2004     2003       2004     2003
     LG&E
     Electric operating revenues
	from KU			      $10,095   $11,980   $40,598  $39,799
     Electric operating revenues
	from LEM                        1,092       537     2,443    8,691
     Purchased power from KU           12,206    11,000    42,905   34,675

     KU
     Electric operating revenues
	from LG&E                     $12,206   $11,000   $42,905  $34,675
     Electric operating revenues
        from LEM                          346       174       895    2,196
     Purchased power from LG&E         10,095    11,980    40,598   39,799

    Interest Income and Expense

    LG&E intercompany interest income and expense for the three months and nine months ended September 30, 2004 and 2003, were as follows:


                                   Three months ended   Nine months ended
                                      September 30,      September 30,
     (in thousands)                    2004     2003      2004     2003

     Interest to affiliate
	(money pool)                 $  102    $  305   $  137    $1,573
     Interest to affiliate
	(Fidelia loans)               2,927     1,801    8,995     2,560
     Interest to affiliate (KU)          11         5       25         4
       Interest expense to
       affiliated companies          $3,040    $2,111   $9,157    $4,137

     Interest income from affiliate (KU)  -    $    2       -     $    6
    					Page 18


    KU intercompany interest income and expense for the three months and nine months ended September 30, 2004 and 2003, were as follows:

                                    Three months ended   Nine months ended
                                      September 30,        September 30,
     (in thousands)                    2004     2003       2004     2003

     Interest to affiliate
	(money pool)                  $   96    $  279    $   315    $1,001
     Interest to affiliate
	(Fidelia loans)                 3,461    1,635     10,326     2,394
     Interest to affiliate (LG&E)           -        2          -         6
       Interest expense to affiliated
       companies                       $3,557   $1,916     $10,641   $3,401

     Interest income from
     affiliate (LG&E)                  $   11   $    5     $    26   $    4

    Other Intercompany Billings

    Other intercompany billings (including LG&E Energy Services Inc. ("LG&E Services")) related to LG&E and KU for the three months and nine months ended September 30, 2004 and 2003, were as follows:

                                    Three months ended   Nine months ended
                                      September 30,        September 30,
     (in thousands)                    2004     2003       2004     2003

     LG&E Services billings to LG&E $40,221  $44,607    $138,796 $132,894
     LG&E Services billings to KU    42,342   48,508     117,530  134,916
     LG&E billings to LG&E Services   5,951   12,801      10,475   18,944
     LG&E billings to KU             14,962   25,127      48,464   61,248
     KU billings to LG&E Services       516    4,774       4,430   12,638
     KU billings to LG&E              2,097    3,104      26,928   11,549

11.Commitments and Contingencies

   Except as discussed in this Quarterly Report on Form 10-Q, material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2003, (including in Notes 3 and 11 to the financial statements of LG&E and KU contained therein and incorporated herein by reference) or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

   In the Kentucky Commission's order, (a) LG&E was granted increases in annual base electric rates of approximately $43.4 million (7.7%) and in annual base gas rates of approximately $11.9 million (3.4%) and (b) KU was granted an increase in annual base electric rates of approximately $46.1 million (6.8%). Other provisions of the order include decisions on certain depreciation, gas supply clause, ECR and VDT amounts or mechanisms and a termination of the ESM with respect to all periods after 2003. The order also provided for a recovery before March 31, 2005, by the Companies of previously requested amounts relating to the ESM during 2003.

   During July 2004, the Attorney General of Kentucky ("AG") served subpoenas on KU and LG&E, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between KU and LG&E and the Kentucky Commission, particularly during the period covered by the rate cases. The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues. Subsequently, the AG filed pleadings with the Kentucky Commission requesting rehearing of the rate cases on certain computational components of the increased rates, including income tax, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG's rehearing request on the cost of removal and depreciation issues, with the effect that the rate increase order is final as to these matters, subject to the parties' rights to judicial appeals. The Kentucky Commission further agreed to hold in abeyance further proceedings in the rate cases, including the AG's concerns about alleged improper communications, until the AG could file with the Kentucky Commission an investigative report regarding the latter issue. In addition, the Kentucky Commission granted a rehearing on the income tax component once the abeyance discussed above is lifted.

   In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky regarding the scope and timing of document production or other information required or agreed to be produced under the AG's subpoenas. On October 12, 2004, the AG filed a status report with the Kentucky Commission in which the AG indicated that it had not completed its investigation and requested that the Kentucky Commission continue to hold these matters in abeyance. On October 21, 2004, the AG filed a motion with the Kentucky Commission requesting that the previously granted rate increases be set aside, that the Companies resubmit any applications for rate increases and that relevant Kentucky Commission personnel be recused from participation in rate case proceedings. On November 8, 2004, the Franklin County, Kentucky court denied an AG request for sanctions on KU and LG&E relating to production matters and narrowed the AG's permitted scope of discovery. As so required, LG&E's and KU's production of materials requested by the AG is expected to continue.

   LG&E and KU believe no improprieties have occurred in their communications with the Kentucky Commission and are cooperating with the proceedings before the AG and the Kentucky Commission.

   LG&E and KU are currently unable to estimate the general status or progress of the AG investigation, including when the AG will submit its report to the Kentucky Commission, and the content, findings and recommendations contained in any such report. The Companies are currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG's report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

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

   As a result of the settlement, the Company accrued an additional $4.1 million at LG&E and $6.9 million at KU in June 2004, related to 2003 ESM revenue.

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

   In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during 2005, subject to receipt of certain regulatory approvals. The change to the power agreement and the share purchase are expected to have no impact on the accounting for OVEC under FIN 46R as discussed in Footnote 8.

   Owensboro Contract Litigation

   In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively. The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU has removed this litigation to the U.S. District Court for the Western District of Kentucky, filed an answer in that court denying the OMU claims and presenting certain counterclaims and commenced a FERC proceeding to request FERC jurisdiction on certain issues. In October 2004, FERC declined to exercise exclusive jurisdiction regarding the issues in dispute, which ruling KU has appealed.

   Environmental Matters

   In September 1998, the EPA announced its final "NOx SIP Call" rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region. The Commonwealth of Kentucky SIP, which was approved by EPA June 24, 2003, required reductions in NOx emissions from coal-fired generating units to the 0.15 lb./Mmbtu level on a system-wide basis. In related proceedings in response to petitions filed by various Northeast states, in December 1999, the EPA issued a final rule pursuant to Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all LG&E and KU units. As a result of appeals to both rules, the compliance date was extended to May 2004.

   LG&E and KU have complied with these NOx emissions reduction rules by installing additional NOx controls to their generating units. Installations of additional NOx controls were performed on a phased basis, which commenced in late 2000 and continued through the final compliance date. As of September 30, 2004, LG&E has incurred total capital costs of approximately $185 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a company-wide basis. As of September 30, 2004, KU has incurred total capital costs of approximately $203 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a
   company-wide basis.   In addition, LG&E and KU have begun incurring
   additional operation and maintenance costs in operating new NOx controls. LG&E and KU believe their costs in this regard to be comparable to those of similarly situated utilities with like generation assets. In April 2001, the Kentucky Commission granted recovery of these costs under the environmental surcharge mechanism for LG&E and KU.

   During August 2004, KU, the EPA and the Department of Justice agreed in principle to settle outstanding matters concerning a 1999 oil discharge at KU's E.W. Brown plant for approximately $0.6 million, a portion of which may be satisfied by KU's construction of a separate environmental capital project. The settlement is subject to completion of final definitive documents. In December 2003, KU recorded an accrual and expense to operations of $0.6 million.

   LG&E and KU are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including the EPA's revised air quality standards for ozone and particulate matter, measures to implement the EPA's regional haze rule, and the EPA's December 2003 proposals to regulate mercury emissions from steam electric generating units and to further reduce emissions of sulfur dioxide and nitrogen oxides under the Clean Air Interstate Rule. In addition, LG&E is currently reviewing and making comments on proposed regulations concerning toxic air emissions within Metro Louisville, where the company operates two coal-fired generating stations. LG&E is also working with local regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station. LG&E previously settled a number of property damage claims from adjacent residents and completed significant remedial measures as part of its ongoing capital construction program. LG&E has converted the Mill Creek Station to a wet stack operation in an effort to resolve all outstanding issues related to particulate matter emissions.

   FERC Developments

   A number of regional or industry-wide FERC proceedings regarding transmission market structure changes are in varying stages of development. In August 2004, MISO filed its FERC-required proposed Transmission and Energy Markets Tariff ("TEMT"). In September and October 2004, many MISO-related parties filed proposals with the FERC regarding pending MISO-filed changes to transmission pricing principles, including the TEMT and elimination of through-and-out transmission ("T&O") charges. Additional filings of the Companies before FERC in September 2004 sought to address issues relating to the treatment of certain "grandfathered" transmission agreements ("GFA's") should TEMT become effective. The utility proposals generally seek to appropriately delay the T&O and TEMT tariff effective dates based upon errors in administrative or procedural processes used by FERC or to appropriately limit potential reductions in transmission revenues received by LG&E and KU should the T&O, TEMT or GFA tariffs structures be implemented. At present, existing FERC orders conditionally approve elimination of T&O rates and implementation of general TEMT rates in MISO of December 1, 2004 and March 1, 2005, respectively. At this time, LG&E and KU cannot predict the outcome or effects of the various FERC proceedings described above, including whether such will have a material impact on the financial conditions or results of operations of the Companies.

12.Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans:

                                  Three Months Ended    Year to Date
                                 September 30, 2004   September 30, 2004
   (in thousands)                     LG&E      KU        LG&E      KU
   Components of net periodic benefit cost:
     Service cost                  $   977  $ 1,152    $ 3,997 $  4,754
     Interest cost                   4,910    3,692     20,092   15,240
     Expected return on plan assets (4,469)  (3,334)   (18,287) (13,764)
     Amortization of prior
	service cost                    (2)     154         (9)     636
     Amortization of transition
	obligation                     939      281      3,843    1,161
     Recognized actuarial loss         515      331      2,107    1,369
                                   $ 2,870  $ 2,276    $11,743 $  9,396

   In January 2004, LG&E and KU made discretionary contributions to their pension plans in the amounts of $34.5 million and $43.4 million, respectively. No contributions are required for 2004 for either LG&E or KU and no further discretionary contributions are planned for 2004.

13. Subsequent Events

   On October 20, 2004, KU completed a refinancing transaction regarding $50 million in existing pollution control indebtedness. The original indebtedness, 5.75% Pollution Control Bonds, Series 9, due December 1, 2023, will be discharged on November 22, 2004, with the proceeds from the replacement indebtedness, KU Pollution Control Bonds, Series 17, due October 1, 2034, which will carry a variable, auction rate of interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and nine month periods ended September 30, 2004, and should be read in connection with the financial statements and notes thereto.

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

                             Executive Summary

LG&E's net income for the three months ended September 30, 2004 was $32.5 million ($7.3 million lower than the three months ended September 30, 2003). The decrease was primarily related to maintenance costs resulting from severe storms which swept through the service territory in July and lower electric sales due to milder weather. KU's net income for the three months ended September 30, 2004, was $34.8 million ($4.5 million higher than the three months ended September 30, 2003). The increase was primarily due to higher retail electric revenues resulting from the general rate increase, partially offset by higher depreciation expense.

LG&E's net income for the nine months ended September 30, 2004 was $73.9 million ($1.0 million lower than the nine months ended September 30, 2003). The decrease was primarily related to higher operations and maintenance expense, offset by higher electric revenues resulting from the general rate increase and a higher environmental cost recovery surcharge. KU's net income for the nine months ended September 30, 2004 was $94.8 million ($38.5 million higher than the nine months ended September 30, 2003). The increase was primarily due to higher electric revenues and lower maintenance expense (KU service territory experienced a severe ice storm in 2003).

As regulated utilities, LG&E and KU's financial performance is greatly impacted by regulatory proceedings. On June 30, 2004, the Kentucky Commission issued an order approving increases in the base rates of LG&E and KU. The rate increase took effect on July 1, 2004. Subsequently, the AG commenced an investigation examining communications between the Kentucky Commission and the Companies and, separately, filed for a rehearing of the rate cases on such issue and certain calculation components of the increased rates and filed for the existing rate increases to be set aside. The Kentucky Commission is considering the matters relating to the AG's actions. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

                           Results of Operations

The results of operations for LG&E and KU are affected by fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one period are not necessarily indicative of results or trends to be expected for another period.

            Three Months Ended September 30, 2004, Compared to
                  Three Months Ended September 30, 2003

LG&E Results:

LG&E's net income decreased $7.3 million (18%) for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, primarily due to higher maintenance expenses related to July storms and lower electric sales.

A comparison of LG&E's revenues for the three months ended September 30, 2004, with the three months ended September 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

(in thousands)                                      Electric     Gas
Cause                                               Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                   $  (425)     $1,243
 Environmental cost recovery surcharge               3,707           -
 Earnings sharing mechanism                            139           -
 LG&E/KU merger surcredit                              123           -
 Value delivery surcredit                             (256)         28
 Demand side management                                  3        (42)
General rate increase                               10,105       1,443
 Variation in sales volume and other               (11,353)       (647)
Total retail sales                                   2,043       2,025

Wholesale sales                                     (2,448)          -
Provision for rate refunds                          (2,689)          -
Other                                                  (56)        134

   Total                                           $(3,150)     $2,159

Electric revenues decreased $3.2 million primarily as a result of lower sales volumes from cooler weather as cooling degree days declined 3.2% from last year. Also contributing to the decrease were lower wholesale revenues and higher provisions for rate refunds. The provision for rate refunds decreased revenues $2.7 million, largely as a result of a higher provision for the environmental cost recovery surcharge. The revenue decreases were partially offset by the general rate increase, effective with service rendered July 1, 2004, and an increase in environmental cost recovery. Gas revenues increased $2.2 million primarily as a result of the general rate increase, effective with service rendered July 1, 2004, and an increase in recovery of higher natural gas prices billed to customers through the gas supply clause.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission. Fuel for electric generation decreased $2.0 million (4%) due to a decrease in generation ($1.8 million) and a decrease in the cost of coal burned ($0.2 million). Gas supply expenses increased $0.7 million (3%) due to an increase in net gas supply cost ($1.2 million), offset by a decrease in the volume of retail gas sold ($0.5 million).

Other operation expenses decreased $3.8 million (7%), as compared to 2003. Pension expense decreased $1.2 million. Electric distribution operations expense decreased $2.9 million due to transfer of $4.0 million to maintenance (related to storms) offset by higher non-storm related distribution operations of $1.1 million.

Maintenance expenses increased $10.5 million (84%) primarily due to storms ($8.8 million, including $4.0 million transferred from Operations to Maintenance in third quarter 2004). Non-storm related distribution maintenance increased $2.1 million.

Depreciation and amortization increased $1.9 million (7%) due to a corresponding increase in plant in service of $199.4 million (5.8%). The increase in plant included $37.2 million related to the completion of Trimble County CT's 9 and 10, as well as increases to steam production plant of $59.3 million, to electric distribution plant of $31.0 million and to gas distribution plant of $29.9 million. The increase in depreciation and amortization was partially offset by a reduction in amortization expense related to certain software, which became fully amortized in the final quarter of 2003.

Other income decreased $1.4 million, resulting from a $1.3 million write-off in July 2004 related to the cancellation of the "Pay As You Go" metering project.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             Sept. 30, 2004 Sept. 30, 2003
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.6           4.9
 Amortization of investment tax credit & R&D      (0.6)         (1.7)
 Other differences                                (0.7)         (2.4)
 Effective income tax rate                        38.3%         35.8%

The variation in the tax rate is largely attributable to excess deferred tax benefits recorded in 2003, reflecting the benefits of deferred taxes reversing at lower tax rates than what were provided, and lower amortization of the investment tax credit.

Interest expense decreased $0.9 million (15%) primarily due to savings on interest expense realized from the refinancing of fixed-rate Series V and Series W Pollution Control Bonds to the variable-rate Series GG Pollution Control Bonds in November 2003.

Interest expense to affiliated companies increased $0.9 million (44%) primarily due to a $1.1 million increase in interest expense to Fidelia related to new notes issued in August 2003 and January 2004. Offsetting this increase is a $0.2 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2004, was 1.30% and the corresponding rate for the three months ended September 30, 2003, was 0.99%.

KU Results:

KU's net income increased $4.5 million (15%) for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The increase was primarily due to higher revenues due to July 2004 rate increases, partially offset by higher depreciation expense.

A comparison of KU's revenues for the three months ended September 30, 2004, with the three months ended September 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

(in thousands)                                        Electric
Cause                                                 Revenues

Retail sales:
 Fuel supply adjustments                              $ 2,297
 Environmental cost recovery surcharge                  1,151
 Earnings sharing mechanism                             1,332
 LG&E/KU merger surcredit                                (615)
 Value delivery surcredit                                (111)
 Demand side management                                   404
 General rate increase                                  9,596
 Variation in sales volume and other                     (446)
  Total retail sales                                   13,608

Wholesale sales                                         1,465
Provision for rate collections                          1,794
Other                                                     376
  Total                                               $17,243

Electric revenues increased $17.2 million primarily as the result of the general rate increase, effective with service rendered July 1, 2004, and increases in fuel adjustment clause recoveries, recovery of environmental costs, earnings sharing mechanism revenues, wholesale revenues and an increase in provision for rate collections. The provision for rate collections increased $1.8 million largely as the result of a higher provision for the environmental cost recovery surcharge ($4.2 million), partially offset by lower provisions for the earnings sharing mechanism ($1.3 million) and fuel clause recovery ($1.1 million).

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the Federal Energy Regulatory Commission. Fuel for electric generation increased $2.9 million (4%) for the quarter because of an increase in generation ($3.2 million), partially offset by a slight decrease in the cost of coal burned ($0.3 million).

Power purchased increased $1.5 million (5%) due to an increase in the price of power purchased ($3.1 million), offset by a decrease in the volume purchased ($1.6 million).

Other operation expenses increased $2.2 million (6%) as compared to 2003. Steam power operations increased $1.9 million, primarily due to increased emission allowance expense ($1.2 million) and higher expense related to SCR/NOX reduction ($0.4 million).

Maintenance expense decreased $1.0 million, primarily due to a decrease of $1.4 million in distribution maintenance. In September 2004, $4.0 million in costs related to the 2003 ice storm were reclassified from maintenance expense to a regulatory asset, based on an order from the Kentucky Commission, to be amortized through June 2009. KU earns a return of these amortized costs, which are included in KU's jurisdictional operating expenses. Offsetting this decrease was $1.3 million in expense related to 2004 storms, $0.6 million higher vegetation management expense, and $0.2 million amortization of the ice storm deferral.

Depreciation and amortization increased $4.3 million (17%) due to a corresponding increase in plant in service of $155.4 million (5%). The increase in plant included $63.8 million related to the completion of Trimble County CT's 9 and 10, as well as increases to transmission plant of $11.1 million and to electric distribution plant of $30.6 million.

Variations in income tax expense are largely attributable to changes in pretax income.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             Sept. 30, 2004 Sept. 30, 2003
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.1           5.0
 Amortization of investment tax credit & R&D      (1.0)         (1.4)
 Other differences                                (3.2)         (2.9)
 Effective income tax rate                        34.9%         35.7%

Interest expense increased $0.4 million (16%). A reduction in the savings associated with interest rate swaps, caused primarily by the termination of a swap, increased interest expense by $1.2 million. This increase was offset by $0.7 million in interest expense savings from the redemption of 8.55% Series P Pollution Control Bonds redeemed in November of 2003.

Interest expense to affiliated companies increased $1.6 million (86%) primarily due to a $1.8 million increase in interest expense to Fidelia related to new notes issued from August 2003 through January 2004. Offsetting this increase is a $0.2 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2004, was 1.32% and the corresponding rate for the three months ended September 30, 2003, was 0.91%.

            Nine Months Ended September 30, 2004, Compared to
                   Nine Months Ended September 30, 2003

LG&E Results:

LG&E's net income decreased $1.0 million (1%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due to higher operations and maintenance expense, offset by higher electric revenues.

A comparison of LG&E's revenues for the nine months ended September 30, 2004, with the nine months ended September 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:

(in thousands)                                      Electric     Gas
Cause                                               Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                   $(1,493)   $ 46,625
 Environmental cost recovery surcharge              11,618           -
 Earnings sharing mechanism                          3,913           -
 LG&E/KU merger surcredit                           (1,296)          -
 Value delivery surcredit                             (786)          5
 Demand side management                                357        (420)
 Weather normalization                                   -       2,419
 General rate increase                              10,105       1,443
 Variation in sales volume and other                 4,244     (22,523)
  Total retail sales                                26,662      27,549

Wholesale sales                                      5,642       1,034
Provision for rate refunds                          (5,670)          -
Other                                                   95        (344)
  Total                                            $26,729    $ 28,239

Electric revenues increased $26.7 million primarily as a result of increased environmental cost recovery, the general rate increase, effective with service rendered July 1, 2004, wholesale revenues (4% higher pricing offset by 3% lower volumes), and higher retail sales volumes. The provision for rate refunds decreased revenues $5.7 million due to a decrease in environmental cost recovery surcharge ($6.7 million) and earnings sharing mechanism recoveries ($0.9 million), partially offset by higher fuel adjustment clause recoveries ($1.9 million).

Gas revenues increased $28.2 million primarily as a result of higher natural gas prices passed on to customers through the gas supply clause, partially offset by lower sales volumes resulting from milder weather during the heating months than in the prior period.

Fuel for electric generation increased $2.4 million (2%) for the nine months due to an increase in the cost of coal burned ($1.4 million) and higher generation ($1.0 million). Gas supply expenses increased $30.3 million (20%) due to an increase in net gas supply cost ($42.0 million), offset by a decrease in the volume of retail gas delivered to the distribution system ($11.5 million).

Power purchased increased $5.3 million (9%) due to an increase in the price of power purchased ($4.3 million) and a 2% increase in the volume of the purchases ($1.0 million) primarily to meet slightly higher load requirements.

Other operations expenses increased $4.5 million (3%) in 2004, as compared to 2003, due to higher transmission expense of $2.7 million, primarily due to higher MISO-related expense, and $4.6 million higher electric distribution expense, due in part to the May and July 2004 storms. These higher expenses were partially offset by $2.8 million lower amortization of costs to achieve the KU/LG&E merger and One Utility initiative. These costs were fully amortized by June 2003 (KU/LG&E merger) and September 2003 (One Utility).

Maintenance expenses increased $7.8 million (18%). Distribution maintenance increased $9.6 million, primarily due to the May and July storm restoration. In 2003, $2.1 million of obsolete inventory was written off.

Depreciation and amortization increased $0.2 million (0.2%). The net increase in depreciation and amortization expense for the nine months ended was due to an increase in depreciation related to an increase in plant in service of $199.4 million (5.8%) which was largely offset by a decrease in amortization expense related to certain software, which became fully amortized in the final quarter of 2003.

Variations in income tax expense are largely attributable to changes in pre-tax income.

                                         Nine Months Ended Nine Months Ende
d
                                           Sept. 30, 2004   Sept. 30, 2003
 Statutory federal income tax rate               35.0%          35.0%
 State income taxes net of federal benefit        5.2            5.3
 Amortization of investment tax credit & R&D     (2.7)          (2.7)
 Other differences                               (0.1)          (1.6)
 Effective income tax rate                       37.4%          36.0%

The variation in the other differences is largely attributable to excess deferred tax benefits recorded in 2003, reflecting the benefits of deferred taxes reversing at lower tax rates than what were provided.

Property and other taxes increased $1.6 million (13%). Property tax expense reflected a $1.2 million coal incentive tax credit in 2003, and a $0.7 million credit in 2004. The remaining increase related primarily to increased property tax accruals, as a result of capital expansion, and higher employment taxes.

Interest expense decreased $3.0 million (17%). Interest related to long-term debt decreased $5.8 million due to the refinancing of fixed-rate Series V and Series W Pollution Control Bonds into the variable-rate Series GG Pollution Control Bonds and the redemption of the first mortgage bond in August 2003. These savings were partially offset by an increase in interest expense related to interest rate swaps associated with the Series GG bonds totaling $2.6 million.

Interest expense to affiliated companies increased $5.0 million (121%) primarily due to a $6.4 million increase in interest expense to Fidelia related to new notes issued in August 2003 and January 2004. Offsetting this increase is a $1.4 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2004 was 1.14%, compared to 1.12% for the comparable period in 2003.

KU Results:

KU's net income increased $38.5 million (68%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase was primarily due to higher electric revenues and lower maintenance expense.

A comparison of KU's revenues for the nine months ended September 30, 2004, with the nine months ended September 30, 2003, reflects increases and (decreases) which have been segregated by the following principal causes:


(in thousands)                                        Electric
Cause                                                 Revenues

Retail sales:
 Fuel supply adjustments                               $ 2,683
 Environmental cost recovery surcharge                   3,218
 Earnings sharing mechanism                              6,636
 LG&E/KU merger surcredit                               (2,443)
 Value delivery surcredit                                 (296)
 Demand side management                                    424
 General rate increase                                   9,596
 Variation in sales volume and other                    18,874
  Total retail sales                                    38,692

Wholesale sales                                         13,382
Provision for rate collections                          17,657
Other                                                    5,110
  Total                                                $74,841

Electric revenues increased $74.8 million primarily due to increased sales volumes to ultimate consumers of 3.9% due to warmer weather than last year as cooling degree days increased 3%. The general rate increase, effective with service rendered July 1, 2004, increased revenues approximately $9.6 million. Also contributing to the overall revenue increase were increases in the provision for rate collections, wholesale revenues (26% higher pricing offset by 3% lower volumes), earnings sharing mechanism recoveries and the recovery of fuel and environmental costs. The provision for rate collections included higher provisions for the environmental cost recovery ($14.6 million), the earnings sharing mechanism ($2.2 million) and the fuel adjustment clause ($0.9 million).

Fuel for electric generation increased $14.4 million (7%) for the nine months due to an increase in the cost of coal burned ($6.4 million) and an increase in generation ($8.0 million).

Power purchased decreased $1.4 million (1%) due to a decrease in the price of power purchased ($2.1 million), partially offset by an increase in volumes purchased ($0.7 million) due to higher retail and wholesale loads.

Other operation expenses increased $0.2 million. Steam generation expense increased $4.3 million, primarily due to higher emission allowance expense, and transmission expense increased $0.5 million. Amortization of $2.9 million related to costs to achieve the KU/LG&E merger and One Utility initiative was recorded in 2003 and was fully amortized as of June 2003. Pension expense decreased $0.8 million, and bad debt expense decreased $0.7 million.

Maintenance expenses decreased $8.4 million (17%). Steam power maintenance expense decreased $3.2 million; Ghent Unit 3, Green River Unit 4 and Tyrone Unit 3 all had major overhauls in 2003. Distribution maintenance decreased $2.8 million. In September 2004, $4.0 million in costs related to the 2003 ice storm were reclassified from maintenance expense to a regulatory asset, based on an order from the Kentucky Commission, to be amortized through June 2009. KU earns a return of these amortized costs, which are included in KU's jurisdictional operating expenses. Offsetting this decrease was $2.2 million in expense related to the 2004 storms. Transmission overhead line maintenance decreased $0.4 million.

Depreciation and amortization increased $3.6 million (5%) due to an increase in plant in service of $155.4 million (4.8%). The increase in plant included $63.8 million related to the completion of Trimble County CTs 9 and 10, as well as increases to transmission plant of $11.1 million and to electric distribution plant of $30.6 million.

Variations in income tax expense are largely attributable to changes in pretax income.

                                       Nine Months Ended  Nine Months Ended
                                           Sept. 30, 2004   Sept. 30, 2003

 Statutory federal income tax rate              35.0%           35.0%
 State income taxes net of federal benefit        5.3             5.8
 Amortization of investment tax credit & R&D     (1.0)           (2.3)
 Other differences                               (2.4)           (3.6)
 Effective income tax rate                       36.9%           34.9%

The amortization of the investment tax credit and other differences were approximately the same in both periods, but lower pretax income for the nine months ended September 30, 2003, caused the percentage changes to be greater in the 2003 period.

Interest expense decreased $6.3 million (45%) due primarily to the redemption of 8.55% Series P Pollution Control Bonds and 6.32% Series Q Pollution Control Bonds redeemed in November and June of 2003, respectively. Additionally, interest rate swaps yielded a $1.6 million decrease in related interest expenses resulting primarily from the February termination of a swap related to the Series 9 Pollution Control Bonds and better performance of remaining swaps.

Interest expense to affiliated companies increased $7.2 million (213%) primarily due to a $7.9 million increase in interest expense to Fidelia related to new notes issued in August 2003 through January 2004.
Offsetting this increase is a $0.7 million decrease in interest expense on borrowings from the money pool due to lower borrowing levels.

The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2004, was 1.16% and the corresponding rate for the nine months ended September 30, 2003, was 1.08%.

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

As of September 30, 2004, LG&E and KU are in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. The Companies expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings, and borrowings from Fidelia, an E.ON financing subsidiary.

Construction expenditures for the nine months ended September 30, 2004 for LG&E and KU amounted to $94.2 million and $104.0 million, respectively. Such expenditures include construction to meet nitrogen oxide (NOx) emission standards and the acquisition of combustion turbines to meet peak power demands. Expenditures for the nine months ended September 30, 2004, by LG&E and KU for NOx construction were $4.1 million and $29.2 million, respectively. Expenditures for the nine months ended September 30, 2004, for Trimble County combustion turbines, Units 7 through 10, by LG&E and KU were $7.0 million and $12.0 million, respectively. In addition, LG&E construction expenditures include $10.0 million for distribution overhead line construction, $4.1 million for Mill Creek Unit 3 ductwork installation related to the flue gas desulfurization ("FGD") project, and $8.3 million for gas main replacements. At KU, construction expenditures include $6.4 million for E.W. Brown Unit 3 cooling tower and precipitator rebuild and $9.0 million for distribution construction in the Lexington area. The expenditures were financed with internally generated funds and intercompany loans from affiliates.

LG&E's cash balance increased $4.2 million due to increased net borrowings from affiliated companies, partially offset by pension funding and payment of common dividends to its parent company. LG&E's restricted cash balance increased $11.5 million during the nine months ended September 30, 2004, primarily due to an increase in collateral held by third parties related to interest rate swaps. KU's cash balance remained level, decreasing $0.2 million during the nine months ended September 30, 2004, as higher net income and increased net borrowings from affiliated companies offset pension funding, construction expenditures and the payment of common dividends to its parent company.

Variations in accounts receivable, accounts payable and materials and supplies are generally not significant indicators of LG&E's and KU's liquidity. In general, such variations are usually attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. However, the increase in accounts receivable at LG&E and KU, as of September 30, 2004, was primarily due to the termination of the accounts receivable securitization programs in January 2004. Discontinuing the accounts receivable securitization programs resulted in an increase in accounts receivable of $58.0 million at LG&E and $50.0 million at KU. (LG&E and KU maintained a reserve for uncollectible accounts related to receivables sold during the securitization program). The increase in accounts receivable at LG&E as of September 30, 2004 was somewhat offset by the impact of decreased gas sales in September 2004 compared to December 2003. The decrease in fuel inventory at KU as of September 30, 2004, was due to an increase in tons burned and a slow down of coal deliveries.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of September 30, 2004, LG&E had swaps with a combined notional value of $228.3 million and KU had swaps with a combined notional value of $103.0 million. LG&E's swaps exchange floating-rate interest payments for fixed-rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swaps effectively convert fixed-rate obligations on KU's First Mortgage Bonds Series P and R to variable-rate obligations.

In February 2004, KU terminated the swap it had in place at December 31, 2003 related to its Series 9 Pollution Control Bonds. The notional amount of the terminated swap was $50 million and KU received a payment of $2.0
million as part of the termination, resulting   in a gain of $0.8 million.

At September 30, 2004, variable rate debt, including the impact of interest rate swaps, was 38.0% of LG&E's total debt at $346.7 million and 44.0% of KU's total debt at $328.9 million. At December 31, 2003, variable rate debt, including the impact of interest rate swaps, was 44.0% of LG&E's total debt at $386.3 million and 55.5% of KU's total debt at $397.1 million.

Under the provisions of LG&E's variable-rate Pollution Control Bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate Pollution Control Bonds, Series 10, 12, 13, 14 and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets. The average annualized interest rate for these bonds during the three months and nine months ending September 30, 2004, was 1.20% and 1.14%, respectively, for the LG&E bonds and 1.30% and 1.18%, respectively, for the KU bonds.

In January 2004, LG&E entered into two long-term loans with Fidelia, one totaling $25 million with an interest rate of 4.33% that matures in January 2012, and one totaling $100 million with an interest rate of 1.53% that matures in January 2005. The loans are secured by a lien subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations. In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia. The prepayment was paid out of cash balances and there was no prepayment fee.

In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012. The proceeds were used to fund a pension contribution and to repay other debt obligations.
					Page 32


In May 2004, KU redeemed $4.8 million of its Series 14, Pollution Control Bonds which were initially issued in the amount of $7.2 million.

On October 20, 2004, KU completed a refinancing transaction regarding $50 million in existing pollution control indebtedness. The original indebtedness, 5.75% Pollution Control Bonds, Series 9, due December 1, 2023, will be discharged on November 22, 2004, by the proceeds from the replacement indebtedness, KU Pollution Control Bonds, Series 17, due October 1, 2034, which will carry a variable, auction rate of interest.

LG&E maintains five bilateral lines of credit with banks totaling $185 million that mature in 2005. There was no outstanding balance under these facilities at September 30, 2004. Management expects to renew these facilities as they expire.

LG&E and KU participate in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million. Likewise, LG&E Energy and LG&E make funds available to KU at market-based rates up to $400 million. LG&E had $40.7 million in money pool loans from LG&E Energy (included in "Notes payable to affiliated companies") at an average rate of 1.60% at September 30, 2004, and $75.1 million at an average rate of 1.06% at September 30, 2003. The balance of the money pool loans from LG&E Energy to KU (included in "Notes payable to affiliated companies") was $29.8 million at an average rate of 1.60% and $98.7 million at an average rate of 1.06% at September 30, 2004
and 2003, respectively.   The amount available to LG&E under the money pool
agreement at September 30, 2004, was $359.3 million. The amount available to KU under the money pool agreement at September 30, 2004, was $370.2 million. LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool. LG&E Energy had an outstanding balance of $79.1 million at an average rate of 2.13% under this facility as of September 30, 2004 and availability of $70.9 million remained.

As of September 30, 2004, LG&E had 225,000 shares of $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share. Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current. Dividends accrued are charged as interest expense, pursuant to SFAS No. 150. On July 15, 2004, LG&E redeemed 12,500 shares as required at a price of $100 per share.

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No contributions are required for 2004 and no further discretionary contributions are planned in 2004.

LG&E's security ratings as of September 30, 2004, were:

                                       Moody's       S&P

     First mortgage bonds               A1          A-
     Preferred stock                    Baa1       BBB-
     Commercial paper                   P-1        A-2

KU's security ratings as of September 30, 2004, were:

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
					Page 33

LG&E's capitalization ratios at September 30, 2004, and December 31, 2003, follow:

                                           September 30,December 31,
                                                2004        2003

Long-term debt (including current portion)      30.8%       31.9%
Long-term debt to affiliated company
   (including current portion)                  14.2        10.7
Notes payable to affiliated companies            2.1         4.3
Preferred stock                                  3.6         3.8
Common equity                                   49.3        49.3
Total                                          100.0%      100.0%

KU's capitalization ratios at September 30, 2004, and December 31, 2003, follow:

                                           September 30,December 31,
                                                2004        2003

Long-term debt (including current portion)      22.4%       24.1%
Long-term debt to affiliated company
   (including current portion)                  19.0        16.8
Notes payable to affiliated companies            1.7         2.6
Preferred stock                                  2.3         2.4
Common equity                                   54.6        54.1
Total                                          100.0%      100.0%

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

Both LG&E and KU hold investment interests in OVEC and KU holds an investment interest in EEI. Neither LG&E nor KU is the primary beneficiary of OVEC or EEI, and thus neither is consolidated into the financial statements of LG&E or KU.

LG&E, KU and ten other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana. LG&E's share is 7%, representing approximately 155 Mw of generation capacity and KU's share is 2.5%, representing approximately 55 Mw of generation capacity.

LG&E's and KU's original investments in OVEC were made in 1952. LG&E's investment in OVEC is the equivalent of 4.9% of OVEC's common stock and KU's investment is the equivalent of 2.5% of OVEC's common stock. LG&E's and KU's investments in OVEC are accounted for on the cost method of accounting. As of September 30, 2004, LG&E's and KU's investments in OVEC totaled $0.5 million and $0.3 million, respectively. LG&E's and KU's maximum exposure to loss as a result of their involvement with OVEC is limited to the value of their investment. In the event of the inability of OVEC to fulfill its power provision requirements, LG&E and KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms. See Part II, Item 1, for further discussion of developments regarding LG&E's and KU's OVEC ownership interests and power purchase rights.

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

KU's original investment in EEI was made in 1953. KU's investment in EEI is accounted for on the equity method of accounting. As of September 30, 2004, KU's investment in EEI totaled $12.7 million. KU's maximum exposure to loss as a result of its involvement with EEI is limited to the value of its investment. In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.

FSP 106-2

In May 2004, the FASB finalized FASB Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 does not have a material impact on the Companies.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2003; to Part II, Item 1, Legal Proceedings in LG&E's and KU's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004; and to Part II, Item 1, Legal Proceedings herein.

Electric and Gas Rates Cases

On June 30, 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E and the base electric rates of KU. Subsequently, the AG commenced an investigation examining communications between the Kentucky Commission and the Companies and separately filed for a rehearing of the rate cases on such issue and certain calculation components of the increased rates and filed for the existing rate increases to be set aside. The Kentucky Commission is considering the matters relating to the AG's actions. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

As a result of the settlement, the Companies accrued an additional $4.1 million at LG&E and $6.9 million at KU in June 2004, related to 2003 ESM revenue.

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

In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during 2005, subject to receipt of certain regulatory approvals. The changes to the power agreement and the share purchases are expected to have no impact on the accounting for OVEC under FIN 46R as described in Footnote 8.

Owensboro Contract Litigation

In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively. The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU has removed this litigation to the U.S. District Court for the Western District of Kentucky, filed an answer in that court denying the OMU claims and presenting certain counterclaims and commenced a FERC proceeding to request FERC jurisdiction on certain issues. In October 2004, FERC declined to exercise exclusive jurisdiction regarding the issues in dispute, which ruling KU has appealed.

Environmental Matters

In September 1998, the EPA announced its final "NOx SIP Call" rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region. The Commonwealth of Kentucky SIP, which was approved by EPA June 24, 2003, required reductions in NOx emissions from coal-fired generating units to the 0.15 lb./Mmbtu level on a system-wide basis. In related proceedings in response to petitions filed by various Northeast states, in December 1999, the EPA issued a final rule pursuant to
Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all LG&E and KU units. As a result of appeals to both rules, the compliance date was extended to May 2004.

LG&E and KU have complied with these NOx emissions reduction rules by installing additional NOx controls to their generating units. Installations of additional NOx controls were performed on a phased basis, which commenced in late 2000 and continued through the final compliance date. As of September 30, 2004, LG&E has incurred total capital costs of approximately $185 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a company-wide basis. As of September 30, 2004, KU has incurred total capital costs of approximately $203 million to reduce its NOx emissions to the 0.15 lb./Mmbtu level on a company-wide basis. In addition, LG&E and KU have begun incurring additional operation and maintenance costs in operating new NOx controls. LG&E and KU believe their costs in this regard to be comparable to those of similarly situated utilities with like generation assets. In April 2001, the Kentucky Commission granted recovery of these costs under the environmental surcharge mechanism for LG&E and KU.

During August 2004, KU, the EPA, and the Department of Justice agreed in principle to settle outstanding matters concerning a 1999 oil discharge at KU's E.W. Brown plant for approximately $0.6 million, a portion of which may be satisfied by KU's construction of a separate environmental capital project. The settlement is subject to completion of final definitive documents. In December 2003, KU recorded an accrual and expense to operations of $0.6 million.

LG&E and KU are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including the EPA's revised air quality standards for ozone and particulate matter, measures to implement the EPA's regional haze rule, and the EPA's December 2003 proposals to regulate mercury emissions from steam electric generating units and to further reduce emissions of sulfur dioxide and nitrogen oxides under the Clean Air Interstate Rule. In addition, LG&E is currently reviewing and making comments on proposed regulations concerning toxic air emissions within Metro Louisville, where the company operates two coal-fired generating stations. LG&E is also working with local regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station. LG&E previously settled a number of property damage claims from adjacent residents and completed significant remedial measures as part of its ongoing capital construction program. LG&E has converted the Mill Creek Station to a wet stack operation in an effort to resolve all outstanding issues related to particulate matter emissions.

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped debt is estimated at $3.5 million and $3.3 million, respectively, at September 30, 2004. LG&E's exposure to floating interest rates decreased $1.0 million and KU's exposure to floating interest rates decreased $1.2 million during the first nine months of 2004.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $25.8 million as of September 30, 2004. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $2.4 million as of September 30, 2004. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plan. At September 30, 2004, LG&E and KU have a minimum pension liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions, in the pre-tax amounts of $47.6 and $9.9 million, respectively. The liabilities are recorded as a reduction to other comprehensive income, and do not affect net income. The amount of the liabilities depends upon the asset returns experienced in 2003 and contributions made by LG&E and KU to the plan during 2003. If the fair value of the plan assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the Consolidated Balance Sheets.

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

Energy Trading & Risk Management Activities

The table below summarizes LG&E's and KU's energy trading and risk management activities for the three months and nine months ended September 30, 2004, and 2003 (in thousands of $). Trading volumes are evenly divided between LG&E and KU.

                                         Three Months       Nine Months
                                            Ended              Ended
                                        September 30,      September 30,
                                         2004    2003      2004      2003
Fair value of contracts at beginning of
  period, net asset/(liability)         $ 541  $  318      $572   $(156)
  Fair value of contracts when entered
    into during the period                (70)    (30)      (75)   2,590
  Contracts realized or otherwise
    settled during the period            (431)   (356)     (663)    (639)
  Changes in fair value due to changes
    in assumptions                        107     148       313   (1,715)
Fair value of contracts at end of period,
  net asset                             $ 147   $  80    $  147   $   80

No changes to valuation techniques for energy trading and risk management activities occurred during 2004. Changes in market pricing, interest rate and volatility assumptions were made during both periods. All contracts outstanding at September 30, 2004, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of September 30, 2004, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

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

In preparation for required reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal controls over financial reporting. There has been no change in the Companies' internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Companies' internal controls over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of (a) LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2003: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data and (b) LG&E's and KU's Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004: Item I, Legal Proceedings. Except as described herein, to-date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K or Quarterly Reports on Form 10-Q have not changed materially.

Electric and Gas Rates Cases

On June 30, 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E and the base electric rates of KU. Subsequently, the AG commenced an investigation examining communications between the Kentucky Commission and the Companies and separately filed for a rehearing of the rate cases on such issue and certain calculation components of the increased rates and filed for the existing rate increases to be set aside. The Kentucky Commission is considering the matters relating to the AG's actions. For a description of developments in these cases, see Note 11 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

MISO

During 2004 to-date, the Kentucky Commission has continued its proceedings examining the costs and benefits of MISO membership, including reopening the matter for further testimony and hearings on recently-filed MISO energy market tariffs and analysis of potential membership in other Regional Transmission Organizations. Proceedings in this matter are anticipated to continue into 2005. In September 2004, in response to requests of the Kentucky Commission, the Companies filed pleadings indicating that MISO membership will not provide benefits commensurate with its costs to the Companies and to Kentucky ratepayers. The Companies requested an order of the Kentucky Commission directing their ultimate exit from MISO, if approved by the FERC and under other appropriate conditions.

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

In addition, LG&E will purchase from American Electric Power Company Inc. ("AEP") an additional 0.73% interest in OVEC for a purchase price of approximately $104,000, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%. The share purchase transaction is anticipated to be completed during 2005, subject to receipt of certain regulatory approvals.

Owensboro Contract Litigation

In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively "OMU"), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the "OMU Agreement") with KU. The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively. The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU has removed this litigation to the U.S. District Court for the Western District of Kentucky, filed an answer in that court denying the OMU claims and presenting certain counterclaims and commenced a FERC proceeding to request FERC jurisdiction on certain issues. In October 2004, FERC declined to exercise exclusive jurisdiction regarding the issues in dispute, which ruling KU has appealed.

Environmental Matter

During August 2004, KU and the EPA and Department of Justice agreed in principle to settle outstanding matters concerning a 1999 oil discharge at KU's E.W. Brown plant for approximately $628,750, a portion of which may be satisfied by KU's construction of a separate environmental capital project. The settlement is subject to completion of final definitive documents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2(c)

LG&E has an existing $5.875 series of mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2004, leaving 225,500 shares currently outstanding. Beginning with the three months ended September 30, 2003, LG&E reclassified, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 are charged as interest expense, pursuant to SFAS No. 150.

                                      July       August   September
Period                                2004        2004       2004

Total number of shares (or units)    12,500       n/a        n/a
                                   purchased ($5.875 Pref.)

Average price paid per share (or unit)$100        n/a        n/a

Total number of shares (or units)
 purchased as part of publicly      12,500
 announced plans or programs     ($5.875 Pref.)   n/a        n/a

Maximum number (or approximate
 dollar value) of shares (or
 units) that may yet be purchased   225,000
 under the plans or programs     ($5.875 Pref.)   n/a        n/a

Item 4.  Submission of Matters to a Vote of Security Holders.

a)LG&E's and KU's Annual Meetings of Shareholders were held on July 8, 2004.

b)Not applicable.

c)The matters voted upon and the results of the voting at the Annual Meetings are set forth below:

  1. LG&E

     i)The shareholders voted to elect LG&E's nominees for election to the Board of Directors, as follows:

          Victor A. Staffieri - 21,294,223 common shares and 88,855 preferred shares cast in favor of election and 5,725 preferred shares withheld.

          S. Bradford Rives - 21,294,223 common shares and 89,005 preferred shares cast in favor of election and 5,575 preferred shares withheld.

          John R. McCall - 21,294,223 common shares and 89,191 preferred shares cast in favor of election and 5,389 preferred shares withheld.

       No holders of common or preferred shares abstained from voting on this matter.

     ii)The shareholders voted 21,294,223 common shares and 91,600 preferred shares in favor of and 991 preferred shares against the approval of PricewaterhouseCoopers LLP as independent accountants for 2004. Holders of 1,989 preferred shares abstained from voting on this matter.

  2. KU

     i)The sole shareholder voted to elect KU's nominees for election to the Board of Directors, as follows:

       37,817,878 common shares cast in favor of election and no shares withheld for each of Victor A. Staffieri, S. Bradford Rives and John R. McCall, respectively.

     ii)The sole shareholder voted 37,817,878 common shares in favor of and no shares withheld for approval of PricewaterhouseCoopers LLP as independent accountants for 2004.

       No holders of common shares abstained from voting on these matters.

d)  Not applicable.

Item 6.  Exhibits.

Applicable to Form
     10-Q of

Exhibit
No. LG&E  KU    Description

31    X   X    Certifications pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

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


Louisville Gas and Electric Company
Registrant


Date:  November 12, 2004        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 12, 2004        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)