Form 10-K
period 2004-12-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2005-03-30
CIK 55387, 60549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the common stock of each of Louisville Gas and Electric Company and Kentucky Utilities Company held by non-affiliates was $0.  As of February 28, 2005, Louisville Gas and Electric Company had 21,294,223 shares of common stock outstanding, all held by LG&E Energy LLC.  Kentucky Utilities Company had 37,817,878 shares of common stock outstanding, all held by LG&E Energy LLC.

This combined Form 10-K is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein related to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

TABLE OF CONTENTS

PART I

Item 1.	Business
Louisville Gas and Electric Company
General
Electric Operations
Gas Operations
Rates and Regulation
Construction Program and Financing
Coal Supply
Gas Supply
Environmental Matters
Competition
Kentucky Utilities Company
General
Electric Operations
Rates and Regulation
Construction Program and Financing
Coal Supply
Environmental Matters
Competition
Employees and Labor Relations
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Louisville Gas and Electric Company
Kentucky Utilities Company
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Louisville Gas and Electric Company
Kentucky Utilities Company
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant (a)
Item 11.	Executive Compensation. (a)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters (a)
Item 13.	Certain Relationships and Related Transactions (a)
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures

(a) Incorporate by reference

INDEX OF ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
Capital Corp.	LG&E Capital Corp.
Clean Air Act	The Clean Air Act, as amended in 1990
CCN	Certificate of Public Convenience and Necessity
CO2	Carbon Dioxide
CT	Combustion Turbines
CWIP	Construction Work in Progress
DSM	Demand Side Management
ECAR	East Central Area Reliability Region
ECR	Environmental Cost Recovery
EEI	Electric Energy, Inc.
EITF	Emerging Issues Task Force Issue
E.ON	E.ON AG
EPA	U.S. Environmental Protection Agency
ESM	Earnings Sharing Mechanism
F	Fahrenheit
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission

FT and FT-A	Firm Transportation
GSC	Gas Supply Clause
IBEW	International Brotherhood of Electrical Workers
IMEA	Illinois Municipal Electric Agency
IMPA	Indiana Municipal Power Agency
IRP	Integrated Resource Plan
Kentucky Commission	Kentucky Public Service Commission
KIUC	Kentucky Industrial Utility Consumers, Inc.
KU	Kentucky Utilities Company
KU Energy	KU Energy Corporation
KU R	KU Receivables LLC
kV	Kilovolts
Kva	Kilovolt-ampere
KW	Kilowatts
Kwh	Kilowatt hours
LEM	LG&E Energy Marketing Inc.
LG&E	Louisville Gas and Electric Company
LG&E Energy	LG&E Energy LLC (as successor to LG&E Energy Corp.)
LG&E R	LG&E Receivables LLC
LG&E Services	LG&E Energy Services Inc.
LNG	Liquefied Natural Gas
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
MMBtu	Million British thermal units
Moody’s	Moody’s Investor Services, Inc.
Mw	Megawatts
Mwh	Megawatt hours

NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxide
OATT	Open Access Transmission Tariff
OMU	Owensboro Municipal Utilities
OVEC	Ohio Valley Electric Corporation
PBR	Performance-Based Ratemaking
PJM	Pennsylvania, New Jersey, Maryland Interconnection
Powergen	Powergen Limited (formerly Powergen plc)

PUHCA	Public Utility Holding Company Act of 1935
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Rating Services
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SMD	Standard Market Design
SO2	Sulfur Dioxide

Texas Gas	Texas Gas Transmission LLC
Trimble County	LG&E’s Trimble County Unit 1
USWA	United Steelworkers of America
Utility Operations	Operations of LG&E and KU
VDT	Value Delivery Team Process
Virginia Commission	Virginia State Corporation Commission

WNA	Weather Normalization Adjustment

PART I

Item 1.  Business.

LG&E and KU are each subsidiaries of LG&E Energy.  LG&E Energy is a subsidiary of E.ON AG, a German corporation.  E.ON acquired LG&E Energy through its July 1, 2002 acquisition of Powergen plc, now Powergen Limited, a United Kingdom company.  LG&E and KU are now indirect subsidiaries of E.ON.  As a result of these acquisitions and otherwise, E.ON and LG&E Energy are registered as holding companies under PUHCA.

In order to comply with PUHCA, LG&E Services was formed as a subsidiary of LG&E Energy.  LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost as required under PUHCA.  Approximately 1,000 employees, mainly from LG&E Energy, LG&E and KU, were moved to LG&E Services upon its formation.

E.ON, its utility subsidiaries, including LG&E and KU, and certain of its non-utility subsidiaries are subject to extensive regulation by the SEC under PUHCA with respect to issuances and sales of securities, acquisitions and sales of certain utility properties, and intra-system sales of certain goods and services.  In addition, PUHCA generally limits the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company.  LG&E and KU believe that they have adequate authority (including financing authority) under existing SEC orders and regulations to conduct their business.  LG&E and KU will seek additional authorization when necessary.  E.ON’s general financing approval order under PUHCA (including certain LG&E and KU components) expires in May 2005 and an application has been submitted to the SEC for renewed or modified financing authorizations for an additional three year period.  LG&E and KU anticipate receiving a timely approval from the SEC, but such approval cannot be assured.

As contemplated in their regulatory filings in connection with the E.ON acquisition, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary.  This reorganization was effective in March 2003.  In early 2004, LG&E Energy began direct reporting arrangements to E.ON.

The utility operations (LG&E and KU) of LG&E Energy have continued their separate identities as LG&E and KU.  The preferred stock and debt securities of LG&E and KU were not affected by these transactions.

Effective December 30, 2003, LG&E Energy LLC became the successor, by assignment and subsequent merger, to all the assets and liabilities of LG&E Energy Corp.

LOUISVILLE GAS AND ELECTRIC COMPANY

General

LG&E, incorporated in 1913 in Kentucky, is a regulated public utility that supplies natural gas to approximately 318,000 customers and electricity to approximately 390,000 customers in Louisville and adjacent areas in Kentucky.  LG&E’s service area covers approximately 700 square miles in 17 counties and has an estimated population of one million.  Included in this area is the Fort Knox Military Reservation, to which LG&E transports gas and provides electric service, but does not provide any distribution services.  LG&E also provides gas service in limited additional areas. LG&E’s coal-fired electric generating plants, all equipped with systems to reduce sulfur dioxide emissions, produce most of LG&E’s electricity.  The remainder is generated by a hydroelectric power plant and combustion turbines.  Underground natural gas storage fields help LG&E provide economical and reliable gas service to customers.  See Item 2, Properties.

For the year ended December 31, 2004, 70% of total operating revenues were derived from electric operations and 30% from gas operations.  Electric and gas operating revenues and the percentages by class of service on a combined basis for this period were as follows:

(in thousands)	Electric	Gas	Combined	% Combined
Residential	$240,779	$222,574	$463,353	48%
Commercial	202,025	88,774	290,799	30%
Industrial	119,758	15,277	135,035	14%
Public authorities	62,266	15,533	77,799	8%
Total retail	624,828	342,158	966,986	100%
Wholesale sales	185,563	7,195	192,758
Gas transported – net	—	6,140	6,140
Provision for rate collections	(11,418)	—	(11,418)
Miscellaneous	16,724	1,578	18,302
Total	$815,697	$357,071	$1,172,768

See Note 13 of LG&E’s Notes to Financial Statements under Item 8 for financial information concerning segments of business for the three years ended December 31, 2004.

Electric Operations

The sources of LG&E’s electric operating revenues and the volumes of sales for the three years ended December 31, 2004, were as follows:

(in thousands)	2004	2003	2002
ELECTRIC OPERATING REVENUES
Residential	$240,779	$223,404	$232,527
Commercial	202,025	187,500	185,306
Industrial	119,758	111,535	111,988
Public authorities	62,266	58,493	57,762
Total retail	624,828	580,932	587,583
Wholesale sales	185,563	169,782	120,552
Provision for rate collections (refunds)	(11,418)	(412)	11,656
Miscellaneous	16,724	17,886	16,251
Total	$815,697	$768,188	$736,042

(Thousands of Mwh)
ELECTRIC SALES
Residential	3,923	3,835	4,036
Commercial	3,534	3,482	3,493
Industrial	3,019	2,936	3,028
Public authorities	1,248	1,251	1,253
Total retail	11,724	11,504	11,810
Wholesale sales	7,819	7,678	6,387
Total	19,543	19,182	18,197

LG&E uses efficient coal-fired boilers, fully equipped with sulfur dioxide removal systems, to generate most of its electricity.  LG&E’s weighted-average system-wide emission rate for sulfur dioxide in 2004 was approximately 0.56 lbs./MMBtu of heat input, with every generating unit below its emission limit established by the Kentucky Division for Air Quality.

LG&E set an annual peak load of 2,485 Mw on July 13, 2004, when the temperature reached 88 degrees F in Louisville.

The electric utility business is affected by seasonal weather patterns.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  See LG&E’s Results of Operations under Item 7.

LG&E currently maintains a 13% – 15% reserve margin range.  At December 31, 2004, LG&E owned steam and combustion turbine generating facilities with a net summer capability of 3,105 Mw and an 80 Mw nameplate-rated hydroelectric facility on the Ohio River with a summer capability rate of 48 Mw.  See Item 2, Properties.  LG&E also obtains power from other utilities under bulk power purchase and interchange contracts.  At December 31, 2004, LG&E’s system net summer capability, including purchases from others and excluding the hydroelectric facility, was 3,260 Mw.  See Item 2, Properties.

LG&E and 11 other electric utilities are participating owners of OVEC located in Piketon, Ohio.

In March 2005, LG&E purchased from American Electric Power Company Inc. (“AEP”) an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, which resulted in an increase in LG&E ownership in OVEC from 4.9% to 5.63%.  OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana.  LG&E’s share is 7%, representing approximately 155 Mw of generation capacity.

LG&E is a member of the MISO and therefore has turned over operational control of transmission facilities  100 kV and above, but continues to control and operate the lower voltage transmission subject to the terms and conditions of the MISO.  The MISO currently controls over 100,000 miles of transmission lines over 1.1 million square miles located in the northern Midwest between Manitoba, Canada and Kentucky.  As a transmission-owning member of the MISO, LG&E also incurs costs under the MISO Open Access Transmission Tariff, including the Schedule 10 adder which recovers the operational and capital costs incurred by the MISO.  For discussion of current MISO matters, see Rates and Regulation for LG&E under Item 7 and Note 3 of LG&E’s Notes to Financial Statements under Item 8.

Gas Operations

The sources of LG&E’s gas operating revenues and the volumes of sales for the three years ended December 31, 2004, were as follows:

(in thousands)	2004	2003	2002
GAS OPERATING REVENUES
Residential	$222,574	$198,881	$160,733
Commercial	88,774	78,280	61,036
Industrial	15,277	13,812	10,232
Public authorities	15,533	13,745	11,197
Total retail	342,158	304,718	243,198
Wholesale sales	7,195	12,278	16,384
Gas transported – net	6,140	6,046	6,232
Miscellaneous	1,578	2,291	1,879
Total	$357,071	$325,333	$267,693

(Millions of cu. ft.)
GAS SALES
Residential	21,402	23,192	22,124
Commercial	9,144	9,652	9,074
Industrial	1,736	1,880	1,783
Public authorities	1,646	1,746	1,747
Total retail	33,928	36,470	34,728
Wholesale sales	1,221	2,119	5,345
Gas transported	13,692	13,683	13,939
Total	48,841	52,272	54,012

The gas utility business is affected by seasonal weather patterns.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  While natural gas usage patterns are seasonal, LG&E received approval from the Kentucky Commission for a WNA mechanism.  The WNA mechanism adjusts the distribution cost recovery component of the natural gas billings of residential and commercial customers to normal temperatures during the heating season months of November through April, somewhat mitigating the effect of weather extremes.  LG&E requested, and the Kentucky Commission approved, an extension of the current WNA mechanism through April 30, 2006.  See LG&E’s Results of Operations under Item 7.

LG&E has five underground natural gas storage fields that help provide economical and reliable gas service to ultimate consumers.  By using gas storage facilities, LG&E avoids the costs associated with typically more expensive pipeline transportation capacity to serve peak winter space-heating loads.  LG&E stores gas in the summer season for withdrawal in the subsequent winter heating season.  Without its storage capacity, LG&E would be forced to buy additional gas and pipeline transportation services during the winter months when customer demand increases and when the prices for gas supply and transportation services are typically at their highest.  Currently, LG&E buys competitively priced gas from several large suppliers under contracts of varying duration.  LG&E’s underground storage facilities, in combination with its purchasing practices, enable it to offer gas sales service at rates lower than state and national averages.  At December 31, 2004, LG&E had an inventory balance of gas stored underground of approximately 12.2 million Mcf of working gas valued at approximately $77.5 million.

A number of industrial customers purchase their natural gas requirements directly from alternate suppliers for delivery through LG&E’s distribution system.  These large industrial customers account for approximately one-fourth of LG&E’s annual throughput.

During 2004, the maximum day gas sendout was approximately 491,000 Mcf, occurring on January 30, 2004, when the average temperature for the day was 7 degrees F.  Supply on that day consisted of approximately 235,000 Mcf from purchases, approximately 180,000 Mcf delivered from underground storage, and approximately 76,000 Mcf transported for industrial customers.  For a further discussion, see Gas Supply under Item 1.

Rates and Regulation

As a subsidiary of a registered holding company under PUHCA, LG&E is subject to extensive regulation by the SEC under PUHCA with respect to issuances and sales of securities, acquisitions and sales of certain utility properties, and intra-system sales of certain goods and services.  In addition, PUHCA generally limits the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company.  LG&E believes that it has adequate authority (including financing authority) under existing SEC orders and regulations to conduct its business.  LG&E will seek additional authorization when necessary.  E.ON’s general financing approval order under PUHCA (including certain LG&E components) expires in May 2005 and an application has been submitted to the SEC for renewed or modified financing authorizations for an additional three year period.  LG&E anticipates receiving a timely approval from the SEC, but such approval cannot be assured.

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

Pursuant to Kentucky law, the Kentucky Commission has established the boundaries of the service territory or area of each retail electric supplier in Kentucky (including LG&E), other than municipal corporations.  Within this service territory, each such supplier has the exclusive right to render retail electric service.

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

Prior to 2004, LG&E’s retail electric rates were subject to an ESM.  LG&E and the Kentucky Commission agreed to a termination of the ESM relating to all periods after 2003.  The ESM, initially in place for three years beginning in 2000, set an upper and lower point for rate of return on equity, whereby if LG&E’s rate of return for the calendar year fell within the range of 10.5% to 12.5%, no action was necessary.  If earnings were above the upper limit, the excess earnings were shared 40% with ratepayers and 60% with shareholders; if earnings were below the lower limit, the earnings deficiency was recovered 40% from ratepayers and 60% from shareholders.  By order of the Kentucky Commission, rate changes prompted by the ESM filing went into effect in April of each year subject to a balancing adjustment in successive periods.  For discussion of current ESM matters, see Rates and Regulation for LG&E under Item 7 and Note 3 of LG&E’s Notes to Financial Statements under Item 8.

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

Integrated resource planning regulations in Kentucky require LG&E and the other major utilities to make triennial filings with the Kentucky Commission of various historical and forecasted information relating to load, capacity margins and demand-side management techniques.  LG&E filed its most recent IRP in October 2002.  The Kentucky Commission issued its Staff Report and ordered the case closed in December 2003 with no significant findings.  The next IRP is due April 2005, and will incorporate the recommendations from the Staff Report regarding the 2002 IRP.

In December 2003, LG&E filed applications with the Kentucky Commission requesting adjustments in LG&E’s electric and gas rates.  LG&E asked for general adjustments in electric and gas rates based on the twelve month test year ended September 30, 2003.  The revenue increases requested were $63.8 million for electric and $19.1 million for gas.  In June 2004, the Kentucky Commission issued an order approving increases in LG&E’s annual electric base rates of approximately $43.4 million (7.7%) and annual gas base rates of approximately $11.9 million (3.4%). The rate increases took effect on July 1, 2004.

During July 2004, the Attorney General of Kentucky (“AG”) served subpoenas on LG&E, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between LG&E and the Kentucky Commission, particularly during the period covered by the rate case.  The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues.

LG&E believes no improprieties have occurred in its communications with the Kentucky Commission and is cooperating with the proceedings before the AG and the Kentucky Commission.  LG&E is currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG’s report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

For a further discussion of regulatory matters, see Rates and Regulation for LG&E under Item 7 and Note 3 of LG&E’s Notes to Financial Statements under Item 8.

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

During the five years ended December 31, 2004, gross property additions amounted to approximately $1 billion.  Internally generated funds and external financings for the five-year period were utilized to provide for these gross additions.  The gross additions during this period amounted to approximately 25% of total utility plant at December 31, 2004, and consisted of $821 million for electric properties and $156 million for gas properties.  Gross retirements during the same period were $126 million, consisting of $92 million for electric properties and $34 million for gas properties.

Capital expenditures during the five years ending December 31, 2009 are estimated to be approximately $843 million.  The major expenditures during this period relate to the development and construction of Trimble County Unit 2, of which LG&E’s portion totals $158 million, contingent upon approval of the Company’s application for a CCN by the Kentucky Commission, and the redevelopment of the Ohio Falls hydro facility ($46 million).

Coal Supply

Coal-fired generating units provided over 98.2% of LG&E’s net kilowatt-hour generation for 2004.  The remaining net generation for 2004 was provided by natural gas and oil-fueled combustion turbine peaking units (0.5%) and a hydroelectric plant (1.3%).  Coal is expected to be the predominant fuel used by LG&E in the foreseeable future, with natural gas and oil being used for peaking capacity and flame stabilization in coal-fired boilers or in emergencies.  LG&E has no nuclear generating units and has no plans to build any in the foreseeable future.

LG&E maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors, including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.

LG&E has entered into coal supply agreements with various suppliers for coal deliveries for 2005 and beyond.  The Company normally augments its coal supply agreements with spot market purchases.  LG&E has a coal inventory policy which it believes provides adequate protection under most contingencies.  It had a coal inventory of approximately 0.7 million tons, or a 36-day supply, on hand at December 31, 2004.

LG&E expects to continue purchasing most of its coal, with sulfur content in the 2%-4.5% range, from western Kentucky, southern Indiana, and West Virginia for the foreseeable future.  This supply is relatively low-priced coal, and in combination with its sulfur dioxide removal systems is expected to enable LG&E to continue to provide electric service in compliance with existing environmental laws and regulations.

Coal is delivered to LG&E’s Mill Creek plant by rail and barge, Trimble County plant by barge and Cane Run plant by rail.

The historical average delivered cost of coal purchased and the percentage of spot coal purchases were as follows:

	2004	2003	2002
Per ton	$26.25	$25.56	$25.30
Per MMBtu	$1.15	$1.12	$1.11
Spot purchases as % of all sources	7%	1%	2%

The delivered cost of coal is expected to increase in 2005 due to market conditions.

Gas Supply

LG&E purchases natural gas supplies from multiple sources under contracts for varying periods of time, while transportation services are purchased from Texas Gas and Tennessee Gas.

LG&E participates in rate and other proceedings affecting the regulated interstate natural gas pipelines that provide service to LG&E. Although both Texas Gas and Tennessee Gas have several active proceedings in which LG&E is participating at the FERC, neither interstate natural gas pipeline has filed an application at FERC to increase the pipeline’s base rates.  Additionally, the rates of these pipelines are not being billed subject to refund, and LG&E has refunded to its customers any amounts which have been refunded to it as the result of the settlement of any FERC proceedings.  Texas Gas is obligated to file a general rate case at FERC to be effective no later than November 1, 2005.  Tennessee Gas is under no such obligation.

LG&E transports on the Texas Gas system under Rate Schedules NNS and FT service.  During the winter months, LG&E has 184,900 MMBtu/day in NNS and 36,000 MMBtu/day in FT service.  LG&E’s summer NNS levels are 60,000 MMBtu/day and its summer FT levels are 54,000 MMBtu/day.  Each of these NNS and FT agreements with Texas Gas are subject to termination by LG&E in equal portions during 2005, 2006, and 2008.  LG&E has provided Texas Gas with notice to terminate a portion of the summer-only FT agreement in the amount of 18,000 MMBtu/day effective November 1, 2005.  After that date, LG&E will have FT service during the summer in the amount of 36,000 MMBtu/day.  For January 2005 only, LG&E contracted for short-term firm transportation service from Texas Gas under Rate Schedule STF in the amount of 15,000 MMBtu/day.  LG&E also transports on the Tennessee Gas system under Tennessee Gas’s Rate Schedule FT-A.  LG&E’s contract levels with Tennessee Gas are 51,000 MMBtu/day throughout the year.  The FT-A agreement with Tennessee Gas is subject to termination by LG&E during 2007.

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

The estimated maximum deliverability from storage during the early part of the heating season is approximately 373,000 Mcf/day.  Deliverability decreases during the latter portion of the heating season as the storage inventory is reduced by seasonal withdrawals.

The average cost per Mcf of natural gas purchased by LG&E was $7.18 in 2004, $6.30 in 2003, and $4.19 in 2002.  Natural gas prices in the unregulated wholesale market generally have increased significantly over the last few years beginning in 2000.  These increases in natural gas prices, caused in part by decreased natural gas production, decreased liquidity in the marketplace, and increased demand for natural gas as a fuel for electric generation have been significantly affected by changing national gas storage inventory levels.  LG&E relies upon storage to mitigate the price volatility to which customers might otherwise be exposed.

Environmental Matters

Protection of the environment is a major priority for LG&E.  Federal, state, and local regulatory agencies have issued LG&E permits for various activities subject to air quality, water quality, and waste management laws and regulations.  For the five-year period ending with 2004, expenditures for pollution control facilities represented $247 million or 25% of total construction expenditures.  LG&E estimates that construction expenditures for environmental protection equipment from 2005 through 2009 will be approximately $56 million.  For a discussion of environmental matters, see Rates and Regulation for LG&E under Item 7 and Note 11 of LG&E’s Notes to Financial Statements under Item 8.

Competition

In the last several years, LG&E has taken many steps to keep its rates low while maintaining high levels of customer satisfaction, including a reduction in the number of employees; aggressive cost cutting; an increase in focus on commercial, industrial and residential customers; an increase in employee involvement and training; and continuous modifications of its organizational structure.  LG&E will take additional steps to better position itself should retail competition come to Kentucky.

At this time, neither the Kentucky General Assembly nor the Kentucky Commission has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of the ultimate legislative or regulatory actions regarding industry restructuring and their impact on LG&E, which may be significant, cannot currently be predicted.  Some states that have already deregulated have begun discussions that could lead to re-regulation.

In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.”  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E, pertaining to Kentucky electric generation, transmission and distribution systems.  The KPSC must provide its Strategic Blueprint to the Governor in early August 2005.  LG&E must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

KENTUCKY UTILITIES COMPANY

General

KU, incorporated in Kentucky in 1912 and incorporated in Virginia in 1991, is a regulated public utility engaged in producing, transmitting and selling electric energy.  KU provides electric service to approximately 488,000 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in 5 counties in southwestern Virginia and to less than 10 customers in Tennessee.  In Virginia, KU operates under the name Old Dominion Power Company.  KU operates under appropriate franchises in substantially all of the 160 Kentucky incorporated municipalities served.  No franchises are required in unincorporated Kentucky or Virginia communities.  The lack of franchises is not expected to have a material adverse effect on KU’s operations.  KU also sells wholesale electric energy to 12 municipalities.

Electric Operations

The sources of KU’s electric operating revenues and the volumes of sales for the three years ended December 31, 2004, were as follows:

(in thousands)	2004	2003	2002
ELECTRIC OPERATING REVENUES
Residential	$303,635	$278,461	$274,660
Commercial	206,931	189,113	178,694
Industrial	190,560	175,601	163,372
Mine power	31,703	29,584	28,664
Public authorities	72,158	66,452	62,490
Total retail	804,987	739,211	707,880
Wholesale sales	160,002	138,003	117,252
Provision for rate collections (refunds)	4,751	(8,534)	15,481
Miscellaneous	25,622	23,098	21,051
Total	$995,362	$891,778	$861,664

(Thousands of Mwh)
ELECTRIC SALES
Residential	6,160	6,001	6,198
Commercial	4,323	4,210	4,161
Industrial	5,400	5,110	4,975
Mine power	732	722	766
Public authorities	1,597	1,551	1,533
Total retail	18,212	17,594	17,633
Wholesale sales	5,707	5,591	4,794
Total	23,919	23,185	22,427

KU’s weighted-average system-wide emission rate for sulfur dioxide in 2004 was approximately 1.4 lbs./MMBtu of heat input, with every generating unit below its emission limit established by the Kentucky Division for Air Quality.

KU set an annual peak load of 3,768 Mw on January 7, 2004, when the temperature was 13 degrees F.  On January 18, 2005, KU achieved the highest hourly customer demand in KU’s history, with a peak load of 4,065 Mw.

The electric utility business is affected by seasonal weather patterns.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  See KU’s Results of Operations under Item 7.

KU currently maintains a 13% -15% reserve margin range.  At December 31, 2004, KU owned steam and combustion turbine generating facilities with a net summer capability of 4,433 Mw and a 28 Mw nameplate-rated hydroelectric facility with a summer capability of 24 Mw.  See Item 2, Properties.  KU obtains power from other utilities under bulk power purchase and interchange contracts.  At December 31, 2004, KU’s system net summer capability, including purchases from others and excluding the hydroelectric facility, was 4,934 Mw.

Under a contract expiring in 2020 with OMU, KU has agreed to purchase from OMU the surplus output of the 142-Mw and 265-Mw generating units at OMU’s Elmer Smith station.  Purchases under the contract are made under a contractual formula resulting in costs which are expected to be comparable to the cost of other power purchased or generated by KU.  Such power equated to approximately 9% of KU’s net generation system output during 2004.  See Note 11 of KU’s Notes to Financial Statements under Item 8.

KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois.  KU is entitled to take 20% of the available capacity of the station.  Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power generated by KU.  This contract governing the purchases from EEI will terminate on December 31, 2005.  Such power equated to approximately 10% of KU’s net generation system output in 2004.  See Note 11 of KU’s Notes to Financial Statements under Item 8.

KU and 11 other electric utilities are participating owners of OVEC, located in Piketon, Ohio.  KU’s investment in OVEC is the equivalent of 2.5% of OVEC’s common stock.  OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana.  KU’s share is 2.5%, approximately 55 Mw of generation capacity.

KU is a member of the MISO and therefore has turned over operational control of transmission facilities 100 kV and above, but continues to control and operate the lower voltage transmission subject to the terms and conditions of the MISO.  The MISO currently controls over 100,000 miles of transmission over 1.1 million square miles located in the northern Midwest between Manitoba, Canada and Kentucky.  As a transmission-owning member of the MISO, KU also incurs costs under the MISO Open Access Transmission Tariff, including the Schedule 10 adder which recovers the operational and capital costs incurred by the MISO.  For discussion of current MISO matters, see Rates and Regulation for KU under Item 7 and Note 3 of KU’s Notes to Financial Statements under Item 8.

Rates and Regulation

As a subsidiary of a registered holding company under PUHCA, KU is subject to extensive regulation by the SEC under PUHCA with respect to issuances and sales of securities, acquisitions and sales of certain utility properties, and intra-system sales of certain goods and services.  In addition, PUHCA generally limits the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company.  KU believes that it has adequate authority (including financing authority) under existing SEC orders and regulations to conduct its business.  KU will seek additional authorization when necessary.  E.ON’s general financing approval order under PUHCA (including certain KU components) expires in May 2005 and an application has been submitted to the SEC for renewed or modified financing authorizations for an additional three year period.  KU anticipates receiving a timely approval from the SEC, but such approval cannot be assured.

The Kentucky Commission and the Virginia Commission have regulatory jurisdiction over KU’s retail rates and service, and over the issuance of certain of its securities.  By reason of owning and operating a small amount of electric utility property in one county in Tennessee (having a gross book value of approximately $0.3 million) from which KU served 5 customers at December 31, 2004, KU is subject to the jurisdiction of the Tennessee Regulatory Authority.  FERC has classified KU as a “public utility” as defined in the FPA.  The Department of Energy and FERC have jurisdiction under the FPA over certain of the electric utility facilities and operations, wholesale sale of power and related transactions, accounting practices of KU, and in certain other respects as provided in the FPA.

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

Prior to 2004, KU’s Kentucky retail electric rates were subject to an ESM.  KU and the Kentucky Commission agreed to a termination of the ESM relating to all periods after 2003.  The ESM, initially in place for three years beginning in 2000, set an upper and lower point for rate of return on equity, whereby if KU’s rate of return for the calendar year fell within the range of 10.5% to 12.5%, no action was necessary.  If earnings were above the upper limit, the excess earnings were shared 40% with ratepayers and 60% with shareholders; if earnings were below the lower limit, the earnings deficiency was recovered 40% from ratepayers and 60% from shareholders.  By order of the Kentucky Commission, rate changes prompted by the ESM filing went into effect in April of each year subject to a balancing adjustment in successive periods.  There is no ESM for Virginia retail electric rates.  For discussion of current ESM matters, see Rates and Regulation for KU under Item 7 and Note 3 of KU’s Notes to Financial Statements under Item 8.

KU’s Kentucky retail rates contain an ECR surcharge which recovers certain costs incurred by KU that are required to comply with the Clean Air Act and other environmental regulations.  See Rates and Regulation for KU under Item 7 and Note 3 of KU’s Notes to Financial Statements under Item 8.

Integrated resource planning regulations in Kentucky require KU and the other major utilities to make triennial filings with the Kentucky Commission of various historical and forecasted information relating to load, capacity margins and demand-side management techniques.  KU filed its most recent IRP in October 2002.  The Kentucky Commission issued its Staff Report and ordered the case closed in December 2003 with no significant findings.  The next IRP is due April 2005, and will incorporate the recommendations from the Staff Report regarding the 2002 IRP.

The Commonwealth of Virginia passed the Virginia Electric Utility Restructuring Act in 1999.  This act gave Virginia customers the ability to choose their electric supplier.  Rates are capped at current levels through December 2010.  The Virginia Commission will continue to require each Virginia utility to make annual filings of either a base rate change or an Annual Informational Filing consisting of a set of standard financial schedules.  The Virginia Staff will issue a Staff Report regarding the individual utility’s financial performance during the historic 12-month period.  The Staff Report can lead to an adjustment in rates, but through December 2010 rates are subject to the capped rate period and essentially “frozen”.  However, KU may petition the

Virginia Commission for a one-time adjustment in rates during the capped rate period.  Effective July 1, 2003, the General Assembly of Virginia amended and reenacted Section 56-580 of the Code of Virginia with language that effectively exempts all KU Virginia service territory from retail choice until such time as retail choice is offered to customers in KU’s other service territories.

In December 2003, KU filed an application with the Kentucky Commission requesting an adjustment in KU’s electric rates.  KU asked for a general adjustment in electric rates based on the twelve month test year ended September 30, 2003.  The revenue increase requested was $58.3 million.  In June 2004, the Kentucky Commission issued an order approving an increase in KU’s annual electric base rates of approximately $46.1 million (6.8%). The rate increase took effect on July 1, 2004.

During July 2004, the AG served subpoenas on KU, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between KU and the Kentucky Commission, particularly during the period covered by the rate case.  The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues.

KU believes no improprieties have occurred in its communications with the Kentucky Commission and is cooperating with the proceedings before the AG and the Kentucky Commission.  KU is currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG’s report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

For a further discussion of regulatory matters, see Rates and Regulation for KU under Item 7 and Note 3 of KU’s Notes to the Financial Statements under Item 8.

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

During the five years ended December 31, 2004, gross property additions amounted to approximately $1 billion.  Internally generated funds and external financings for the five-year period were utilized to provide for these gross additions.  The gross additions during this period amounted to approximately 26% of total utility plant at December 31, 2004.  Gross retirements during the same period were $114 million.

Capital expenditures during the five years ending December 31, 2009 are estimated to be approximately $1.9 billion.  The major expenditures during this period relate to the development and construction of Trimble County Unit 2, of which KU’s portion totals approximately $672 million, and the installation of FGDs on Ghent and Brown units, totaling approximately $678 million.  Expenditures for Trimble County Unit 2 and the FGDs are contingent upon approval of the Company’s application for CCNs by the Kentucky Commission.

Coal Supply

Coal-fired generating units provided over 98.7% of KU’s net kilowatt-hour generation for 2004.  The remaining net generation for 2004 was provided by natural gas and oil-fueled combustion turbine peaking units (0.7%) and hydroelectric plants (0.6%).  Coal is expected to be the predominant fuel used by KU in the foreseeable future, with natural gas and oil being used for peaking capacity and flame stabilization in coal-fired boilers or in emergencies.  KU has no nuclear generating units and has no plans to build any in the foreseeable future.

KU maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors, including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.

KU has entered into coal supply agreements with various suppliers for coal deliveries for 2005 and beyond.  The Company normally augments its coal supply agreements with spot market purchases.  KU has a coal inventory policy which it believes provides adequate protection under most contingencies.  It had a coal inventory of approximately 1.0 million tons, or a 49-day supply, on hand at December 31, 2004.

KU expects to continue purchasing most of its coal, which has a sulfur content in the 0.7% - 3.5% range, from western and eastern Kentucky, West Virginia, southern Indiana, Wyoming and Colorado for the foreseeable future.

Coal for Ghent is delivered by barge.  Deliveries to the Tyrone and Green River locations are by truck.  Delivery to E.W. Brown is by rail and truck.

The historical average delivered cost of coal purchased and the percentage of spot coal purchases were as follows:

	2004	2003	2002

Per ton	$37.69	$34.57	$31.44
Per MMBtu	$1.56	$1.47	$1.35
Spot purchases as % of all sources	14%	11%	18%

KU’s historical average cost of coal purchased is higher than LG&E’s due to the lower sulfur content of the coal KU purchases for use at its Ghent plant and higher cost to transport coal to the E.W. Brown plant.  The delivered cost of coal for 2005 is expected to increase due to market conditions.

Environmental Matters

Protection of the environment is a major priority for KU.  Federal, state, and local regulatory agencies have issued KU permits for various activities subject to air quality, water quality, and waste management laws and regulations.  For the five-year period ending with 2004, expenditures for pollution control facilities represented $246 million or 25% of total construction expenditures.  KU estimates that construction expenditures for environmental control equipment from 2005 through 2009, primarily related to the installation of FGDs on three Ghent units, will be approximately $719 million.  For a discussion of environmental matters, see Rates and Regulation for KU under Item 7 and Note 11 of KU’s Notes to Financial Statements under Item 8.

Competition

In the last several years, KU has taken many steps to keep its rates low while maintaining high levels of customer satisfaction, including a reduction in the number of employees; aggressive cost cutting; an increase in focus on commercial, industrial and residential customers; an increase in employee involvement and training; and

continuous modifications of its organizational structure.  KU will take additional steps to better position itself should retail competition come to Kentucky.

At this time, neither the Kentucky General Assembly nor the Kentucky Commission has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of the ultimate legislative or regulatory actions regarding industry restructuring and their impact on KU, which may be significant, cannot currently be predicted.  Some states that have already deregulated have begun discussions that could lead to re-regulation.

In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including KU, pertaining to Kentucky electric generation, transmission and distribution systems.  The KPSC must provide its Strategic Blueprint to the Governor in early August 2005.  KU must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

Virginia has enacted a phase-in of customer choice through the Virginia Electric Restructuring Act.  The Virginia Commission is promulgating regulations to govern the various activities required by the Act.  Effective July 1, 2003, the General Assembly of Virginia amended and reenacted Section 56-580 of the Code of Virginia with language that effectively exempts all KU Virginia service territory from retail choice until such time as retail choice is offered to customers in KU’s other service territories.

EMPLOYEES AND LABOR RELATIONS

LG&E had approximately 887 full-time regular employees and KU had approximately 934 full-time regular employees at February 28, 2005. Of the LG&E total, 643 operating, maintenance, and construction employees were represented by IBEW Local 2100.  LG&E and employees represented by IBEW Local 2100 signed a four-year collective bargaining agreement in November 2001 and completed wage and benefits re-opener negotiations in October 2003.  New wage and benefit rates went into effect in November 2003.  Of the KU total, approximately 158 operating, maintenance, and construction employees were represented by IBEW Local 2100 and USWA Local 9447-01.  In August 2003, KU and employees represented by IBEW Local 2100 entered into a three-year collective bargaining agreement.  KU and employees represented by USWA Local 9447-01 entered into a three-year collective bargaining agreement effective August 2002 and expiring August 2005.

LG&E Services provides certain services to affiliated entities, including LG&E and KU, at cost as required under PUHCA.  On February 28, 2005 approximately 965 employees worked for LG&E Services.

See Note 3 of LG&E’s Notes to Financial Statements and Note 3 of KU’s Notes to Financial Statements under Item 8 for the workforce separation program in effect for 2001.

Executive Officers of LG&E and KU at February 28, 2005:

Name	Age	Position	Effective Date of Election to Present Position

Victor A. Staffieri	49	Chairman of the Board, President and Chief Executive Officer	May 1, 2001

John R. McCall	61	Executive Vice President, General Counsel and Corporate Secretary	July 1, 1994

S. Bradford Rives	46	Chief Financial Officer	September 15, 2003

Paul W. Thompson	48	Senior Vice President - Energy Services	June 7, 2000

Chris Hermann	57	Senior Vice President - Energy Delivery	February 14, 2003

Wendy C. Welsh	51	Senior Vice President - Information Technology	December 11, 2000

Martyn Gallus	40	Senior Vice President - Energy Marketing	December 11, 2000

Other Officers of LG&E and KU at February 28, 2005:

David A. Vogel	39	Vice President - Retail and Gas Storage Operations	March 1, 2003

Daniel K. Arbough	43	Treasurer	December 11, 2000

Michael S. Beer	46	Vice President Federal Regulation and Policy	September 27, 2004

George R. Siemens	55	Vice President - External Affairs	January 11, 2001

Paula H. Pottinger	48	Vice President - Human Resources	June 1, 2002

D. Ralph Bowling	47	Vice President - Power Operations WKE	August 1, 2002

R. W. Chip Keeling	48	Vice President - Communications	March 18, 2002

John N. Voyles, Jr.	50	Vice President - Regulated Generation	June 16, 2003

Valerie L. Scott	48	Controller	January 1, 2005

The present term of office of each of the above executive and other officers extends to the meeting of the Board of Directors following the 2005 Annual Meeting of Shareholders.

There are no family relationships between or among executive and other officers of LG&E and KU.  The above tables indicate officers serving as executive officers of both LG&E and KU at February 28, 2005.  Each of the above officers serves in the same capacity for LG&E and KU.

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

Before he was elected to his current positions, Mr. Rives was Senior Vice President - Finance and Business Development from February 1999 to December 2000 and Senior Vice President - Finance and Controller of LG&E Energy, LG&E and KU from December 2000 to September 2003.

Before he was elected to his current positions, Mr. Thompson was Group Vice President for LG&E Energy Marketing, Inc. from June 1998 to August 1999; Vice President, Retail Electric Business for LG&E from December 1998 to August 1999; and Senior Vice President - Energy Services for LG&E Energy from August 1999 to June 2000.

Before he was elected to his current positions, Mr. Hermann was Vice President, Power Generation and Engineering Services, of LG&E from May 1998 to December 1999; Vice President Supply Chain and Operating Services from December 1999 to December 2000; and Senior Vice President - Distribution Operations, from December 2000 to February 2003.

Before she was elected to her current positions, Ms. Welsh was Vice President - Information Technology from February 1998 to December 2000.

Before he was elected to his current positions, Mr. Gallus was Vice President, Energy Marketing from August 1998 to December 2000 for LG&E Energy.

Before he was elected to his current positions, Mr. Vogel served in management positions within the Distribution organization of LG&E and KU from November 1994 to December 2000, and was Vice President -Retail Services from December 2000 to March 2003.

In addition to being elected to his current positions, Mr. Arbough has held the positions of Director, Corporate Finance of LG&E Energy, LG&E and KU from May 1998 to present.

Before he was elected to his current positions, Mr. Beer was Senior Corporate Attorney from February 1998 to February 2000; Senior Counsel Specialist, Regulatory from February 2000 to February 2001, and Vice President – Rates and Regulatory from February 2001 to September 2004.

Before he was elected to his current positions, Mr. Siemens held the position of Director of External Affairs for LG&E Energy from August 1982 to January 2001.

Before she was elected to her current positions, Ms. Pottinger was Manager, Human Resources Development

from May 1994 to May 1997; and Director, Human Resources from June 1997 to June 2002.

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

Before he was elected to his current positions, Mr. Voyles was General Manager, Cane Run, Ohio Falls and Combustion Turbines, November 1998 to February 2003; and Director, Generation Services, February 2003 to June 2003.

Before she was elected to her current positions, Ms. Scott was Director, Trading Controls and Energy Marketing Accounting from February 1999 to September 2002, and Director, Financial Planning and Accounting – Utility Operations from September 2002 to December 2004.

ITEM 2.  Properties.

LG&E’s power generating system consists of the coal-fired units operated at its three steam generating stations.  Combustion turbines supplement the system during peak or emergency periods.  LG&E owns and operates the following electric generating stations unless otherwise stated:

Summer Capability Rating (Kw)
Steam Stations:
Mill Creek - Kosmosdale, KY
Unit 1	303,000
Unit 2	301,000
Unit 3	391,000
Unit 4	477,000
Total Mill Creek	1,472,000

Cane Run - near Louisville, KY
Unit 4	155,000
Unit 5	168,000
Unit 6	240,000
Total Cane Run	563,000

Trimble County - Bedford, KY (a)
Unit 1	383,000

Combustion Turbine Generators (Peaking capability):
Zorn	14,000
Paddy’s Run (b)	119,000
Cane Run	14,000
Waterside	22,000
E.W. Brown – Burgin, KY (c)	190,000
Trimble County – Bedford, KY (d)	328,000
Total combustion turbine generators	687,000

Total capability rating	3,105,000

(a)          Amount shown represents LG&E’s 75% interest in Trimble County 1.  See Notes 11 and 12 of LG&E’s Notes to Financial Statements under Item 8 for further discussion on ownership.

(b)         Amount shown represents LG&E’s 53% interest in Paddy’s Run Unit 13 and 100% ownership of Paddy’s Run Units 11 and 12.  See Notes 11 and 12 of LG&E’s Notes to Financial Statement, under Item 8 for further discussion on ownership.

(c)          Amount shown represents LG&E’s 53% interest in Unit 5, 38% interest in Units 6 and 7 at E.W. Brown and 10% of the Inlet Air Cooling system, attributable to Brown Unit 5.  See Notes 11 and 12 of LG&E’s Notes to Financial Statements, under Item 8 for further discussion on ownership.  KU operates the units on behalf of LG&E.

(d)         Amount shown represents LG&E’s 29% interest in Units 5 and 6 and LG&E’s 37% interest in Units 7, 8, 9 and 10 at Trimble County.  See Notes 11 and 12 of LG&E’s Notes to Financial Statements, under Item 8 for further discussion on ownership.

LG&E also owns an 80 Mw nameplate-rated hydroelectric generating station located in Louisville (Ohio Falls), with an expected summer capability rating of 48 Mw, operated under a license issued by the FERC.

At December 31, 2004, LG&E’s electric transmission system included 21 substations dedicated solely to transmission and an additional 20 substations shared with the distribution system with a total capacity of approximately 11,878,000 Kva and approximately 670 structure miles of lines.  The electric distribution system included 93 substations (20 of which are shared by the transmission system) with a total capacity of approximately 4,860,500 Kva, 3,923 structure miles of overhead lines and 1,859 miles of underground conduit.

LG&E’s gas transmission system includes 255 miles of transmission mains, and the gas distribution system includes 4,026 miles of distribution mains.

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

The trust indenture securing LG&E’s first mortgage bonds constitutes a direct first mortgage lien upon much of the property owned by LG&E.  In addition, Fidelia Corporation, a financing subsidiary of E.ON, has a second lien on the property subject to the first mortgage bond lien.  The second lien secures loans provided by Fidelia.

KU’s power generating system consists of the coal-fired units operated at its four steam generating stations.  Combustion turbines supplement the system during peak or emergency periods.  KU owns and operates the following electric generating stations unless otherwise stated:

Summer Capability Rating (Kw)
Steam Stations:
Tyrone - Tyrone, KY
Unit 1	27,000
Unit 2	31,000
Unit 3	71,000
Total Tyrone	129,000

Green River – South Carrollton, KY
Unit 3	68,000
Unit 4	95,000
Total Green River	163,000

E.W. Brown – Burgin, KY
Unit 1	101,000
Unit 2	167,000
Unit 3	429,000
Total E.W. Brown	697,000

Ghent – Ghent, KY
Unit 1	475,000
Unit 2	484,000
Unit 3	493,000
Unit 4	493,000
Total Ghent	1,945,000

Combustion Turbine Generators (Peaking capability):
E.W. Brown – Burgin, KY (Units 5-11) (a)	757,000
Haefling – Lexington, KY	36,000
Paddy’s Run – Louisville, KY (b)	74,000
Trimble County – Bedford, KY (c)	632,000

Total combustion turbine generators	1,499,000

Total capability rating	4,433,000

(a)          Amount shown represents KU’s 47% interest in Unit 5, 62% interest in Units 6 and 7, 100% of units 8-11 at E.W. Brown and 90% of the Inlet Air Cooling system, attributable to E.W. Brown CT Unit 5 and Units 8 to 11.  See Notes 11 and 12 of KU’s Notes to Financial Statements, under Item 8 for further discussion on ownership.

(b)         Amount shown represents KU’s 47% interest in Unit 13 at Paddy’s Run.  See Notes 11 and 12 of KU’s Notes to Financial Statements, under Item 8 for further discussion on ownership.  LG&E operates this unit on behalf of KU.

(c)          Amount shown represents KU’s 71% interest in Units 5 and 6 and KU’s 63% interest in Units 7, 8, 9 and 10 at Trimble County.  See Notes 11 and 12 of KU’s Notes to Financial Statements, under Item 8 for further discussion on ownership.  LG&E operates these units on behalf of KU.

KU also owns a 28 Mw nameplate-rated hydroelectric generating station located in Burgin, Kentucky (Dix Dam), with an expected summer capability rating of 24 Mw, operated under a license issued by the FERC.

At December 31, 2004, KU’s electric transmission system included 108 substations with a total capacity of approximately 16,978,000 Kva and approximately 4,239 structure miles of lines.  The electric distribution system included 491 substations with a total capacity of approximately 6,220,400 Kva and 15,182 structure miles of lines.

Other properties owned by KU include office buildings, service centers, warehouses, garages, and other structures and equipment.

The trust indenture securing KU’s first mortgage bonds constitutes a direct first mortgage lien upon much of the property owned by KU.  In addition, Fidelia has a second lien on the property subject to the first mortgage bond lien.  The second lien secures loans provided by Fidelia.

ITEM 3.  Legal Proceedings.

Rates and Regulatory Matters

For a discussion of current rate and regulatory matters, including electric and gas base rate increase proceedings, the Kentucky attorney general investigation, ESM proceedings, FERC or MISO proceedings, and other rate or regulatory matters affecting LG&E and KU, see Rates and Regulation for LG&E and KU under Item 1 and Item 7, and Note 3 of LG&E’s Notes to Financial Statements and Note 3 of KU’s Notes to Financial Statements under Item 8.

Environmental

For a discussion of environmental matters including currently proposed reductions in SO2 and NOx emission limits; items regarding LG&E’s Mill Creek generating plant, KU’s E.W. Brown plant and LG&E’s and KU’s manufactured gas plant sites; and other environmental items affecting LG&E and KU, see Executive Summary  (Environmental Pressures) and Rates and Regulations for LG&E and KU (Environmental Matters) under Item 7 and Note 11 of LG&E’s Notes to Financial Statements and Note 11 of KU’s Notes to Financial Statements under Item 8, respectively.

LG&E Employment Discrimination Case

In October 2001, approximately 30 employees or former employees filed a complaint against LG&E claiming past and current instances of employment discrimination against LG&E.  LG&E has removed the case to the U.S. District Court for the Western District of Kentucky and filed an answer denying all plaintiffs’ claims.  The U.S. Equal Employment Opportunity Commission has declined to proceed to litigation on any claims reviewed.  Through continuing mediation, settlements have been reached with the majority of plaintiffs, including the lead plaintiff.  Negotiations continue with eight plaintiffs.  The complaint contains a claimed damage amount of $100 million as well as requests for injunctive relief.  Prior settlements have been for non-material amounts and LG&E does not anticipate that the remaining outcome will have a material impact on its operations or financial condition.

Owensboro Contract Litigation

In May 2004, the City of Owensboro, Kentucky and Owensboro Municipal Utilities (collectively “OMU”), filed suit in Davies County, Kentucky District Court against KU concerning a long-term power supply contract (the “OMU Agreement”) with KU.  The dispute involves interpretational differences regarding certain issues under the OMU Agreement, including various payments or charges between KU and OMU and rights concerning excess power, termination and emissions allowances, respectively.  The complaint seeks approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach.  KU has removed this litigation to the U.S. District Court for the Western District of Kentucky, filed an answer in that court denying the OMU claims and presenting certain counterclaims and commenced a FERC proceeding to request FERC jurisdiction on certain issues.  In October 2004, FERC declined to exercise exclusive jurisdiction regarding the issues in dispute, which ruling KU has appealed.  In December 2004, KU filed in federal court for summary judgment on certain issues.

OVEC Power Agreement and Share Purchase

On April 30, 2004, OVEC and its shareholders, including LG&E and KU, entered into an Amended and Restated Inter-Company Power Agreement, to be effective beginning March 2006, upon the expiration of the current power contract among the parties.  Under the new contract, which has a 20-year term from its effective date, LG&E and KU have purchase rights for 5.63% and 2.5%, respectively, of OVEC power at marginal cost-based rates.  LG&E and KU are entitled to 7% and 2.5% of OVEC power, respectively, under the current contract.  In addition, LG&E has purchased from AEP an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%.  The parties received SEC approval under PUHCA of the Amended and Restated Inter-Company Power Agreement during February 2005 and completed the share purchase transaction during March 2005.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II.

ITEM 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

LG&E:

All LG&E common stock, 21,294,223 shares, is held by LG&E Energy.  Therefore, there is no public market for LG&E’s common stock.

The following table sets forth LG&E’s cash distributions on common stock paid to LG&E Energy during 2004.

(in thousands)
First quarter	$—
Second quarter	21,000
Third quarter	21,000
Fourth quarter	15,000

LG&E had no cash distributions on common stock paid to LG&E Energy in 2003. In 2002, LG&E paid $69 million in cash distribution on common stock to LG&E Energy.

KU:

All KU common stock, 37,817,878 shares, is held by LG&E Energy.  Therefore, there is no public market for KU’s common stock.

The following table sets forth KU’s cash distributions on common stock paid to LG&E Energy during 2004.

(in thousands)
First quarter	$—
Second quarter	21,000
Third quarter	21,000
Fourth quarter	21,000

KU paid no cash distributions on common stock to LG&E Energy in 2003 or 2002.

ITEM 6.  Selected Financial Data.

The 2000 consolidated financial data were derived from financial statements audited by Arthur Andersen LLP, independent accountants, who expressed an unqualified opinion on those financial statements in their report dated January 26, 2001, before the revisions required by EITF 02-03 and the reclassification of income taxes.  Arthur Andersen LLP has ceased operations.  The amounts shown below for such period, reclassified pursuant to the adoption of EITF 02-03 and reclassified due to the change in presentation of income taxes, are unaudited.

	Years Ended December 31
(in thousands)	2004	2003	2002	2001	2000
LG&E:
Operating revenues	$1,172,768	$1,093,521	$1,003,735	$964,547	$931,704

Net operating income	$185,031	$178,752	$172,949	$205,225	$213,295

Net income	$95,618	$90,839	$88,929	$106,781	$110,573

Total assets	$2,966,552	$2,882,082	$2,768,930	$2,448,354	$2,226,084

Long-term obligations (including amounts due within one year)	$871,804	$798,054	$616,904	$616,904	$606,800

Dividends declared per common share	$2.68	$—	$3.24	$1.08	$2.35

LG&E’s Management’s Discussion and Analysis of Financial Condition and Results of Operation and LG&E’s Notes to Financial Statements should be read in conjunction with the above information.

	Years Ended December 31
(in thousands)	2004	2003	2002	2001	2000
KU:
Operating revenues	$995,362	$891,778	$861,664	$820,721	$793,409

Net operating income	$227,847	$162,210	$162,675	$178,852	$180,099

Net income	$133,471	$91,402	$93,384	$96,414	$95,524

Total assets	$2,610,439	$2,505,094	$2,251,638	$1,826,902	$1,739,518

Long-term obligations (including amounts due within one year)	$726,211	$687,576	$500,492	$488,506	$484,830

Dividends declared per common share	$1.67	$—	$—	$0.81	$2.00

KU’s Management’s Discussion and Analysis of Financial Condition and Results of Operation and KU’s Notes to Financial Statements should be read in conjunction with the above information.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E and KU’s financial results of operations and financial condition during 2004, 2003, and 2002 and should be read in connection with the financial statements and notes thereto.

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

EXECUTIVE SUMMARY

Our Business

LG&E and KU are each subsidiaries of LG&E Energy LLC, which is an indirect subsidiary of E.ON, a German company.  LG&E and KU maintain separate corporate identities and serve customers in Kentucky, Virginia and Tennessee under their respective names.

LG&E, incorporated in 1913 in Kentucky, is a regulated public utility that supplies natural gas to approximately 318,000 customers and electricity to approximately 390,000 customers in Louisville and adjacent areas in Kentucky.  LG&E’s service area covers approximately 700 square miles in 17 counties and has an estimated population of one million.  LG&E also provides gas service in limited additional areas.  LG&E’s coal-fired electric generating plants, all equipped with systems to reduce sulfur dioxide emissions, produce most of LG&E’s electricity.  The remainder is generated by a hydroelectric power plant and combustion turbines.  Underground natural gas storage fields help LG&E provide economical and reliable gas service to customers.

KU, incorporated in Kentucky in 1912 and incorporated in Virginia in 1991, is a regulated public utility engaged in producing, transmitting and selling electric energy.  KU provides electric service to approximately 488,000 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in 5 counties in southwestern Virginia and to less than 10 customers in Tennessee.  In Virginia, KU operates under the name Old Dominion Power Company.  KU also sells wholesale electric energy to 12 municipalities.

Our Customers

The following table provides statistics regarding LG&E and KU retail customers:

	LG&E				KU		2004 % Retail Revenues
Customers (000s)	Electric		Gas		Electric		LG&E		KU
	2004	2003	2004	2003	2004	2003	Electric	Gas	Electric
Retail Customer Data
Residential	343	337	293	287	426	421	39%	65%	38%
Industrial & Commercial	41	41	24	24	82	82	51%	30%	53%
Other	6	6	1	1	10	9	10%	5%	9%
Total Retail	390	384	318	312	518	512	100%	100%	100%

Our Mission

The mission of LG&E and KU is to build on our tradition and achieve world-class status providing reliable, low-cost energy services and superior customer satisfaction; and to promote safety, financial success and quality of life for our employees, communities and other stakeholders.

Our Strategy

LG&E and KU’s strategy focuses on the following:

•                  Execute all our business processes to secure a world-class competitive advantage

•                  Develop and transfer best practices in generation, customer service, distribution and supply

•                  Operate our commercial hub to enhance margins and manage risks across the company

•                  Pursue flexible asset portfolio management

•                  Attract, retain and develop the best people

Low Rates

LG&E and KU believe they are well positioned in the regulated Kentucky market. LG&E and KU continue to sustain high customer satisfaction, ranking top amongst large electric utilities in the Midwest for the 5th time in six years in the J.D. Power and Associates 2004 survey of residential electric customers.  This excellent performance is balanced with cost control.  The customer benefits of the LG&E and KU culture of cost management are evident in rate comparisons among U.S. utilities.  The following chart compares the total residential average rates per thousand Kwh of U.S. investor-owned utilities as of July 1, 2004:

Source: Edison Electric Institute, Summer 2004 Typical Bills and Average Rates Report; Residential rates in effect July 1, 2004, based on 1,000 Kwh monthly usage.

The company must continue to address new cost pressures. The Kentucky Commission accepted the settlement agreements reached by the majority of the parties in the rate cases filed by LG&E and KU in December 2003.  New rates, implemented in July 2004, produce $55.3 million of revenue for LG&E and $46.1 million of revenue for KU for a full year.  Under the ruling, the LG&E utility base electric rates have increased $43.4 million (7.7%) and base gas rates have increased $11.9 million (3.4%), on an annual basis.  Base electric rates at KU have increased $46.1 million (6.8%) annually.  The 2004 increases were the first increases in electric base rates for LG&E and KU in 13 and 20 years, respectively; the last gas rate increase for the LG&E gas utility took effect in September 2000. Competitors also face these same cost pressures that caused LG&E and KU to initiate rate cases (e.g. pensions, benefits, and reliability expenditures) and many other utility companies already have rate cases in process.  Despite these increases, LG&E and KU rates remain significantly lower than the national average.

Commodity Prices: Fuel and Electricity

Wholesale natural gas prices stayed around the $6/MMBtu level during summer 2004.  The U.S. supply-demand imbalance problem has continued, with U.S. reserves in decline and gas demand for electric generation continuing to increase.

Coal prices, which moderated after increases in 2001-2002, rose in late 2003 and maintained strength during 2004.  Coal production in the U.S. has not kept pace with demand, and mining companies are exercising market discipline in their production decisions.  Lower sulfur Central Appalachian coal led the price increases.  Prices for Powder River Basin (“PRB”) low sulfur coal from the western U.S. have risen much less than eastern coals, largely due to transportation constraints between the mines and eastern markets.  However, LG&E and KU generation plants are limited in the amount of PRB coal that can be burned.

The graph displays the LG&E, KU and combined utility average utility gas and coal purchase prices.

Actual gas costs are recovered from customers through the GSC.  The GSC also contains an incentive component, the PBR component, which is determined for each 12-month period ending October 31.

Actual fuel costs associated with retail electric sales are recovered from customers through the FAC.  The Utilities’ base rates contain an embedded fuel cost component.  The FAC reconciles the difference between this fuel cost component and the actual fuel cost, including transportation costs.  Refunds to customers occur if the actual costs are below the embedded cost component.  Additional charges to customers occur if the actual costs exceed the embedded cost component.

With respect to wholesale electricity prices, generation overcapacity in the Midwest is forecasted to persist, with reserve margins still topping 25% for ECAR in 2005. However, the overcapacity resulted largely from the construction of high-cost simple cycle gas-fired units.  Therefore, high gas prices have supported higher wholesale electricity prices, advantaging coal-fired generation.  While the regional reserve margin is expected to decline over time as new capacity construction slows and demand grows, gas-fired generation is expected to set prices, particularly during times of higher loads. This expectation, combined with the expectation that gas prices will remain high, indicates that on-peak electricity prices are expected to remain high.

Generation Reliability

Generation reliability also remains a key aspect to meeting our strategy. LG&E and KU believe that they have maintained good performance and reliability in the key area of utility generation operation.  While maintaining low cost levels, LG&E and KU have also been able to generate increasing volumes and expect to continue high levels of availability and low outage levels. This performance is also important to maintaining margins from off-system sales.

Generation Capacity

With the recent installation of four combustion turbines at Trimble County, near-term regulated load growth in Kentucky is expected to be satisfied. The installation of Trimble County Units 7-10 increased total system capability by 9%. However, the IRP submitted by LG&E and KU to the Kentucky Commission in 2002, outlining the least cost alternative to meet Kentucky’s needs, indicated the requirement for additional base-load capacity in the longer-term.   Consequently, LG&E and KU have begun development efforts for another base-load coal-fired unit at the Trimble County site. LG&E and KU believe this is the least cost alternative to meet the future needs of customers.  Trimble County Unit 2, with a 732 MW capacity rating, is expected to be jointly owned by LG&E and KU (75% owners of the unit) and IMEA and IMPA (25% owners).   An application for a construction CCN was filed with the Kentucky Commission in December 2004, and the proposed air permit was filed with the Kentucky Department of Air Quality in December 2004.  LG&E’s and KU’s share of the total capital cost of $885 million for Trimble County Unit 2 is estimated to be $168 million and $717 million, respectively, through 2010.

Environmental Pressures

In addition to the Trimble County Unit 2 project, the second major utility investment area is environmental expenditures.  The need for additional FGD units is continuously assessed based on the expected changes in SO2 allowance prices, coal cost, and environmental legislation.  The analysis supports building additional FGD units to mitigate the declining SO2 allowance bank at KU over the next several years.  The LG&E utility fleet is fully scrubbed.  SO2 allowance prices have risen significantly and, coupled with the high price of low sulfur coal, indicate the need for FGDs on three of KU’s Ghent units and at E.W. Brown.  In December 2004, KU filed with the Kentucky Commission an application for a CCN to construct four FGDs; a decision is expected by late June 2005.

LG&E and KU completed the NOx SCR projects before the May 2004 deadline.  Expenditures on NOx investments, totaling approximately $186 million at LG&E and $219 million at KU, are being recovered currently through the companies’ ECR mechanism (see “Rates and Regulation”).

Additional environmental regulations are probable in the areas of New Source Review (a preconstruction permitting program established as part of the Clean Air Act), mercury and CO2. The mercury standard will most likely be achieved through the operation of conventional air pollution control equipment (FGDs). The

Companies believe that CO2 regulation is a longer-term issue as there is no current nationwide consensus to adopt Kyoto-like restrictions.

Kentucky law permits LG&E and KU to recover the costs of complying with the Federal Clean Air Act, including a return of operating expenses, and a return of and on capital invested, through the ECR mechanism. The mechanism permits LG&E and KU to earn a reasonable return on these capital investments outside of base rates.  Related operation and maintenance expenses are also recoverable.  Approximately 80% of the applicable environmental costs, including investment and operating costs, are recoverable through ECR. The remaining 20%, attributable to off-system and FERC-jurisdictional sales, are not recoverable through the ECR, but can be included in the determination of base rate cases.

Weather

The utility business is affected by various weather patterns.  Seasonal weather patterns can cause extreme variability in load due to higher or lower temperatures than normal.  The Companies maintain generation reserve margins and natural gas storage fields to accommodate higher than normal loads.  Lower than normal loads can impact the profitability of the Companies due to lower revenues.  A WNA mechanism, effective November through April, adjusts for the over- and under-recovery of costs associated with natural gas in periods of abnormal winter usage.

Severe snow and ice storms, thunderstorms, tornadoes and flooding can result in extensive damage to the infrastructure of the Companies’ transmission and distribution systems.  The Companies maintain a comprehensive storm management plan for efficient and timely restoration of service to customers after major storm events.

Business Disruption Risks

LG&E and KU face certain operational risks common to the electric and gas utility industries, as applicable.  These include, without limitation, the risk of disruptions or outages relating to major operating or delivery facilities, such as generating units, transmission or distribution assets and information technology or data processing components, whether due to terrorist or other attack, civil unrest or labor action, break-down or mechanical failure, severe weather or other acts of God.

While LG&E and KU believe they have appropriate prevention or mitigation measures in place, where possible, with respect to these potential business disruptions, no assurances can be given that such events will not occur in the future or will not negatively affect the Companies’ financial condition or results of operations.

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

The utility operations of LG&E Energy have continued their separate identities as LG&E and KU.  The preferred stock and debt securities of LG&E and KU were not affected by these transactions.

Effective December 30, 2003, LG&E Energy LLC became the successor, by assignment and subsequent merger, to all the assets and liabilities of LG&E Energy Corp.

RESULTS OF OPERATIONS

LG&E

Net Income

LG&E’s net income in 2004 increased $4.8 million (5.3%) compared to 2003.  The increase resulted primarily from higher electric revenues due to increased base rates implemented for service rendered on and after July 1, 2004, following the electric rate case order and higher wholesale revenues, somewhat offset by higher maintenance expenses related to storm restoration costs.  Operating expenses for 2004 reflect $12.7 million in expenses related to severe May and July storms.

LG&E’s net income in 2004 related to the electric business increased $6.6 million (8.2%) compared to 2003.  Electric operating revenues increased $47.5 million (6.2%), offset by higher fuel for electric generation and power purchased of $22.6 million (8.2%).  Other electric operations and maintenance expenses increased $11.1 million (4.9%).  Electric depreciation expense increased $3.5 million (3.6%).  Interest expense increased $1.6 million (6.3%).

LG&E’s net income in 2004 related to the gas business decreased $1.9 million (18.2%) compared to 2003.  Gas operating revenues increased $31.7 million (9.8%) offset by higher gas supply expenses of $32.4 million (13.9%).  Other gas operations and maintenance expenses increased $2.0 million (4.2%).

LG&E’s net income in 2003 increased $1.9 million (2.1%) as compared to 2002.  The increase resulted primarily from increased electric sales.

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

Revenues

The following table presents a comparison of operating revenues for the years 2004 and 2003 with the immediately preceding year.

	Increase (Decrease) From Prior Period
(in thousands)	Electric Revenues		Gas Revenues
Cause	2004	2003	2004	2003
Retail sales:
Fuel and gas supply adjustments	$1,093	$6,620	$33,546	$50,972
LG&E/KU Merger surcredit	(2,329)	(2,288)	—	—
Environmental cost recovery surcharge	12,747	(269)	—	—
Earnings sharing mechanism	4,489	9,768	—	—
Demand side management	403	1,362	(555)	267
VDT surcredit	(1,140)	(3,394)	87	(1,283)
Weather normalization	—	—	3,188	(506)
Rate changes	16,824	—	6,947	—
Variation in sales volumes and other	11,809	(18,451)	(5,773)	12,070
Provision for Rate Collections (Refunds)	(11,006)	(12,067)	—	—
Total retail sales	32,890	(18,719)	37,440	61,520
Wholesale	15,781	49,230	(5,083)	(4,106)
Gas transportation-net	—	—	95	(186)
Other	(1,162)	1,635	(714)	412
Total	$47,509	$32,146	$31,738	$57,640

Electric revenues increased in 2004 primarily due to new rates implemented in July 2004. Retail revenues increased 2.0% due to higher sales volume, primarily due to warmer summer weather than 2003.  Cooling degree days increased 21% compared to 2003 and were 2% higher than the 20-year average.  Electric revenues increased in 2003 primarily due to an increase in wholesale sales due to both higher market prices and higher sales volume as compared to 2002.  Retail revenues decreased due to 2.6% lower sales volume, primarily in the residential sector due to milder summer weather than 2002.  Cooling degree days decreased 33% compared to 2002 and were 14% below the 20-year average.

Gas revenues in 2004 increased due to higher gas supply cost billed to customers through the gas supply clause and increased gas rates. New gas rates took effect in July 2004 increasing revenues by 2.3% in 2004. These increases were partially offset by lower retail sales due to warmer winter weather and lower wholesale sales.  Heating degree days decreased 8% as compared to 2003 and were 8% lower than the 20-year average. Gas revenues in 2003 increased compared to 2002, due to higher gas supply cost billed to customers through the gas supply clause and increased gas retail sales due to cooler winter weather, offset by lower off-system gas sales.  Heating degree days increased 5% as compared to 2002 and were the same as the 20-year average.

The decrease in the provision for rate collections (refunds) in 2004 from 2003 ($11.0 million) results primarily from a decrease in the ESM accrual ($12.7 million) and a decrease in 2004 ECR accruals ($5.4 million), partially offset by an increase in fuel accruals ($7.1 million). The decrease in the provision for rate collections (refunds) in 2003 from 2002 ($12.1 million) results primarily from ESM revenues billed to customers during 2003 ($10.0 million), a decrease in the ESM accrual ($2.4 million) and a decrease in fuel accruals ($2.6 million), partially offset by an increase in ECR accruals ($2.9 million).

Expenses

Fuel for electric generation and gas supply expenses comprise a large component of LG&E’s total operating costs. The retail electric rates contain a FAC and gas rates contain a GSC, whereby increases or decreases in the cost of fuel and gas supply are reflected in the FAC and GSC factors, subject to approval by the Kentucky Commission, and passed through to LG&E’s retail customers.

Fuel for electric generation increased $10.1 million (5.1%) in 2004 due to increased generation ($3.7 million) and higher cost of fuel burned ($6.4 million).   Fuel for electric generation increased $2.1 million (1.1%) in

2003 due to increased generation ($5.8 million) offset by lower cost of fuel burned ($3.7 million), primarily due to greater percentage of steam generation vs. combustion turbine generation in 2003.  The average delivered cost per MMBtu of coal purchased was $1.15 in 2004, $1.12 in 2003 and $1.11 in 2002.

Power purchased increased $12.4 million (15.6%) in 2004 due to a 4% increase in purchases to meet off-system sales requirements ($3.4 million), and an 11% higher unit cost of purchases ($9.0 million).   Power purchased expenses increased $17.7 million (28.7%) in 2003 due to an increase in purchases to meet off-system sales requirements ($9.0 million), and a 12% higher unit cost of purchases ($8.7 million).

Gas supply expenses increased $32.4 million (13.9%) in 2004 due to an increase in cost of net gas supply ($52.2 million) offset by a decrease in the volume of gas delivered to the distribution system ($19.8 million). Gas supply expenses increased $51.5 million (28.3%) in 2003 due to an increase in cost of net gas supply ($50.2 million) and an increase in the volume of gas delivered to the distribution system ($4.1 million), partially offset by lower cost of purchases for wholesale sales ($2.8 million).

Other operations and maintenance expenses increased $14.7 million (5.1%) in 2004.

Other operation expenses decreased $2.5 million (1.2%) in 2004 primarily due to:

•                  The KU/LG&E merger costs and the One Utility initiative costs were fully amortized in 2003, resulting in $2.8 million lower expense in 2004.

•                  Decreased steam generation expense ($1.2 million).

•                  Decreased benefits expense ($1.7 million), primarily due to lower pension expense ($2.1 million) as a result of the $34.5 million pension funding in January 2004, partially offset by higher medical insurance expense.

•                  Incremental operations expense due to storm restoration costs related to severe storms in May and July 2004 ($3.1 million).

Maintenance expenses for 2004 increased $15.6 million (27.3%) primarily due to:

•                  Increased maintenance expense due to storm restoration costs related to severe May and July storms ($9.3 million).

•                  Increased distribution maintenance, excluding the storm restoration costs ($0.7 million).

•                  Increased steam generation expense due to timing of scheduled maintenance ($1.4 million).

•                  Increased combustion turbine maintenance ($1.1 million).

•                  Increased hydro generation maintenance, primarily due to Ohio Falls rehabilitation ($0.5 million).

Property and other taxes increased $1.6 million (10.2%) in 2004 primarily due to:

•                  Increased property taxes ($1.2 million).

•                  Increased payroll taxes ($0.4 million).

Other operations and maintenance increased $5.3 million (1.9%) in 2003.

Other operation expenses increased $8.7 million (4.2%) in 2003 primarily due to:

•                  Increased electric transmission and distribution expense ($5.4 million).

•                  Increased employee benefits costs ($4.0 million).

•                  Increased demand side management program expenses ($2.5 million).

•                  Increased uncollectible customer accounts ($1.6 million).

•                  Decreased amortization of regulatory assets ($3.5 million).

•                  Decreased injury and damage liabilities ($2.1 million).

Maintenance expenses for 2003 decreased $3.0 million (5.0%) primarily due to:

•                  Decreased maintenance of electric distribution ($1.1 million) and gas distribution ($0.8 million).

•                  Decreased communications maintenance expenses ($0.9 million).

Property and other taxes decreased $0.4 million (2.3%) in 2003 primarily due to:

•                  Reduced property taxes due to a $1.2 million coal credit ($1.1 million).

•                  Increased payroll taxes ($0.7 million).

Depreciation and amortization increased $3.3 million (2.9%) in 2004 and $7.4 million (7.0%) in 2003 due to additional utility plant in service.

Other income (expense) - net increased $3.9 million (53.7%) in 2004.  In 2003, write-offs of $3.0 million decreased other income (see below).  Other income (expense) - net decreased $5.7 million (367.2%) in 2003 due primarily to the write-off of amounts from CWIP for a terminated plant project ($2.4 million) and a terminated software project ($0.6 million) partially offset by a decrease in benefit costs ($1.7 million).

Total interest expense for 2004 increased $2.1 million (7.0%) due to increased borrowing from Fidelia ($6.9 million), higher cost of the interest rate swaps ($3.0 million) resulting from the first full year of an additional $128 million of swaps and higher interest rates on variable-rate debt ($0.8 million), partially offset by savings from retired first mortgage debt ($7.2 million) and reduced borrowing from the money pool ($1.4 million).

Interest charges for 2003 increased $0.8 million (2.8%) due to new fixed-rate debt with Fidelia ($5.0 million) offset by a decrease in average outstanding balances borrowed from the money pool ($0.4 million) and savings from lower average interest rates on variable-rate long-term bonds ($3.7 million).

The weighted average interest rate on variable-rate long-term bonds for 2004, 2003 and 2002 was 1.28%, 1.10% and 1.54%, respectively.  At December 31, 2004, 2003 and 2002, LG&E’s percentage of long-term bonds having a variable-rate, including the impact of interest rate swaps,  was 35.1% at $306.0 million, 38.3% at $306.0 million and 46.8% at $289.0 million, respectively.  LG&E’s weighted average cost of long-term debt, including amortization of debt expense and interest rate swaps, was 3.92%, 3.58%, and 3.87% at December 31, 2004, 2003 and 2002, respectively.  See Note 9 of LG&E’s Notes to Financial Statements under Item 8.

Variations in income tax expenses are largely attributable to changes in pre-tax income. LG&E’s 2004 effective income tax rate increased to 35.8% from the 35.5% rate in 2003.   See Note 7 of LG&E’s Notes to Financial Statements under Item 8.

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

Financial Instruments - LG&E uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt.  Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in other comprehensive income.  LG&E uses sales of market-traded electric forward contracts for periods less than one year to hedge the price volatility of its forecasted peak electric off-system sales.  Gains and losses resulting from ineffectiveness are shown in other income (expense) and to the extent that the hedging relationship has been effective, gains and losses are reflected in other comprehensive income.  Wholesale sales of excess asset capacity and wholesale purchases to be used to serve native load are treated as normal sales and purchases under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and are not marked-to-market.  See Note 4 and Note 15 of LG&E’s Notes to Financial Statements under Item 8.

Unbilled Revenue – At each month end LG&E prepares a financial estimate that projects electric and gas usage that has been used by customers, but not billed.  The estimated usage is based on allocating the daily system net deliveries between billed volumes and unbilled volumes.  The allocation is based on a daily ratio of the number of meter reading cycles remaining in the month to the total number of meter reading cycles in each month.  Each day’s ratio is then multiplied by each day’s system net deliveries to determine an estimated billed and unbilled volume for each day of the accounting period.  At December 31, 2004, a 10% change in these estimated quantities would cause revenue and accounts receivable to change by approximately $6.3 million, including $2.7 million for electric usage and $3.6 million for gas usage.  See also Note 1 of LG&E’s Notes to Financial Statements under Item 8.

Allowance for Doubtful Accounts – At December 31, 2004 and 2003, the LG&E allowance for doubtful accounts was $0.8 million and $3.5 million, respectively.  The allowance is based on the ratio of the amounts charged-off during the last twelve months to the retail revenues billed over the same period multiplied by the retail revenues billed over the last four months.  Accounts with no payment activity are charged-off after four months.

Benefit Plan Accounting – LG&E’s costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, healthcare cost trend rates, discount rate, contributions made to the plan, and other actuarial assumptions used to value benefit obligations.  In 2002, LG&E was required to recognize an additional minimum liability of $26.0 million as prescribed by SFAS No. 87 Employers’ Accounting for Pensions since the fair value of the plan assets was less than the accumulated benefit obligation at that time.  During 2002, the combination of poor market performance and historically low corporate bond rates created a divergence in the potential value of the pension liabilities and the actual value of the pension assets.  The liability was recorded as a reduction to other comprehensive income, and did not affect net income.  In 2003, LG&E recognized a reduction of the minimum pension liability of $3.1 million.  During 2004 LG&E recognized an additional minimum pension liability of $10.2 million.  If the fair value of the plan assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the consolidated balance sheet.

Should poor market conditions return, these conditions could result in an increase in LG&E’s unfunded accumulated benefit obligations and future pension expense.  The primary assumptions that drive the value of the unfunded accumulated benefit obligations are the discount rate and expected return on plan assets.

The assumptions used in the measurement of LG&E’s net periodic benefit cost are shown in the following table:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	9.00%	9.50%
Rate of compensation increase	3.50%	3.75%	4.25%

LG&E made contributions to the pension plan of $34.5 million in January 2004 and $89.1 million during 2003.

A 1% increase or decrease in the assumed discount rate could have an approximate $39.9 million positive or negative impact to the accumulated benefit obligation of LG&E.

See also Note 6 and Note 15 of LG&E’s Notes to Financial Statements under Item 8.

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

See also Note 3 of LG&E’s Notes to Financial Statements under Item 8.

Income Taxes - Income taxes are accounted for under SFAS No.109, Accounting for Income Taxes.  In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain.

To provide for these uncertainties or exposures, an allowance is maintained for tax contingencies, the balance of which management believes is adequate.  Tax contingencies are analyzed periodically and adjustments are made when events occur to warrant a change.  The company is currently in the examination phase of IRS audits for the years 1999 to 2003 and expects some or all of these audits to be completed within the next 12 months.  The results of audit assessments by taxing authorities are not anticipated to have a material adverse effect on cash flows or results of operations.

H. R. 4520, known as the “American Jobs Creation Act of 2004” allows electric utilities to take a deduction of up to 3% of their generation taxable income in 2005. On a stand-alone basis, LG&E expects to generate a deduction in 2005 which will reduce LG&E’s effective tax rate by less than 1%.

Kentucky House Bill 272, also known as Kentucky’s Tax Modernization Plan, was signed into law in March  2005.  This bill contains a number of changes in Kentucky’s tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007.  The impact of these reduced rates is expected to decrease LG&E’s income tax expense in future periods.  Furthermore, these reduced rates will result in the reversal of accumulated temporary differences at lower rates than originally provided.  LG&E is presently evaluating the impact of this and other changes to the Kentucky tax system, however, no material adverse impacts on cash flows or results of operations are expected.

LG&E is subject to periodic changes in state tax law, regulation or interpretation, as well as enforcement proceedings.  LG&E is currently undergoing a routine Kentucky sales tax audit for the period October 1997 through 2001.  The possible assessment or amount at issue is not known at this time, but is not expected to have a material adverse effect on cashflows or results of operations.

See Note 1 and Note 7 of LG&E’s Notes to Financial Statements under Item 8.

Deferred Income Taxes - LG&E expects to have adequate levels of taxable income to realize its recorded deferred tax assets.  See Note 7 of LG&E’s Notes to Financial Statements under Item 8 for a breakdown of deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

The following recent accounting pronouncements affected LG&E in 2004 and 2003:

SFAS No. 143

SFAS No. 143, Accounting for Asset Retirement Obligations was issued in 2001.  SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003.  Management has calculated the impact of SFAS No. 143 and FERC Final Order No. 631 issued in Docket No. RM02-7, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations.  As of January 1, 2003, LG&E recorded ARO assets in the amount of $4.6 million and liabilities in the amount of $9.3 million.  LG&E also recorded a cumulative effect adjustment in the amount of $5.3 million to reflect the accumulated depreciation and accretion of ARO assets at the transition date less amounts previously accrued under regulatory depreciation.  LG&E recorded offsetting regulatory assets of $5.3 million, pursuant to regulatory treatment prescribed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.  Also pursuant to SFAS No. 71, LG&E recorded regulatory liabilities in the amount of $0.1 million offsetting removal costs previously accrued under regulatory accounting in excess of amounts allowed under SFAS No. 143.

Had SFAS No. 143 been in effect for the 2002 reporting period, LG&E would have established asset retirement obligations as described in the following table:

(in thousands)
Provision at January 1, 2002	$8,752
Accretion expense	578
Provision at December 31, 2002	$9,330

As of December 31, 2004, LG&E had ARO assets, net of accumulated depreciation, of $3.3 million and liabilities of $10.3 million.  As of December 31, 2003, LG&E had ARO assets, net of accumulated depreciation, of $3.5 million and liabilities of $9.7 million.  LG&E recorded offsetting regulatory assets of $6.9 million and $6.0 million and regulatory liabilities of $0.1 million as of both December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, LG&E recorded ARO accretion expense of approximately $0.7 million, ARO depreciation expense of $0.2 million and an offsetting regulatory credit in the income statement of $0.9 million, pursuant to regulatory treatment prescribed under SFAS No. 71.  For the year ended December 31, 2003, LG&E recorded ARO accretion expense of approximately $0.6 million, ARO depreciation expense of $0.1 million and an offsetting regulatory credit in the income statement of $0.7 million.  Removal costs incurred and charged against the ARO liability during 2004 and 2003 were $0.1 million and $0.2 million, respectively.  SFAS No. 143 has no impact on the results of operations of LG&E.

LG&E AROs are primarily related to final retirement of assets associated with generating units.  For assets associated with AROs, the removal cost accrued through depreciation under regulatory accounting is established as a regulatory asset or liability pursuant to regulatory treatment prescribed under SFAS No. 71.  For the years ended December 31, 2004 and 2003, LG&E recorded immaterial amounts (less than $0.1 million) of depreciation expense related to the cost of removal of ARO related assets.  An offsetting regulatory liability was established pursuant to regulatory treatment prescribed under SFAS No. 71.

LG&E also continues to include a cost of removal component in depreciation for assets that do not have a legal ARO.  As of December 31, 2004 and 2003, LG&E has segregated this cost of removal, embedded in accumulated depreciation, of $220.2 million and $216.5 million, respectively, in accordance with FERC Order No. 631. For reporting purposes in its Consolidated Balance Sheets included in Item 8, LG&E has presented this cost of removal as a regulatory liability pursuant to SFAS No. 71.

LG&E transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property.  Therefore, under SFAS No. 143, no material asset retirement obligations are recorded for transmission and distribution assets.

EITF No. 02-03

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

As a result of EITF No. 02-03, LG&E has netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change.  LG&E applied this guidance to previously reported 2002 balances as shown below. The reclassifications had no impact on previously reported net income or common equity.

(in thousands)
Gross electric operating revenues as previously reported	$1,026,184
Less costs reclassified from power purchased	22,449
Net electric operating revenues	$1,003,735

Gross power purchased as previously reported	$84,330
Less costs reclassified to revenues	22,449
Net power purchased	$61,881

SFAS No. 150

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

LG&E has $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share.  LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2003 and 2004, leaving 225,000 shares currently outstanding.  Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt.  Dividends accrued beginning July 1, 2003, are charged as interest expense.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period beginning after June 15, 2003.

In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance.  For potential variable interest entities other than special purpose entities, the revised FIN 46 (“FIN 46R”) was required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004.  The original guidance under FIN 46 was applicable, however, for all special purpose entities created prior to February 1, 2003, at the end of the first interim or annual reporting period ending after December 15, 2003.  FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.  FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The adoption of FIN 46 and FIN 46R had no impact on the financial position or results of operations for LG&E.

Although LG&E holds an investment interest in OVEC, it is not the primary beneficiary of OVEC and, therefore, OVEC is not consolidated into the financial statements of LG&E.  LG&E and 11 other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana.  LG&E’s share is 7%, representing approximately 155 Mw of generation capacity.

LG&E’s original investment in OVEC was made in 1952. As of December 31, 2004, LG&E’s investment in OVEC totaled $0.5 million.  In March 2005, LG&E purchased from AEP an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, which resulted in an increase in LG&E ownership in OVEC from 4.9% to 5.63%.  LG&E’s investment in OVEC is accounted for under the cost method of accounting.

LG&E’s maximum exposure to loss as a result of its involvement with OVEC is limited to the value of the investments.  In the event of the inability of OVEC to fulfill its power provision requirements, LG&E would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.  See Note 11 of LG&E’s Notes to Financial Statements under Item 8 for further discussion of developments regarding LG&E’s ownership interest and power purchase rights.

FSP 106-2

In May 2004, the FASB finalized FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003.  FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  FSP 106-2 does not have a material impact on LG&E.

FSP 109-1

In December 2004, the FASB finalized FSP 109-1, Accounting for Income Taxes, Application of FAS 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with FAS 109.  FSP 109-1 became effective December 21, 2004, and does not have a material impact on LG&E.

LIQUIDITY AND CAPITAL RESOURCES

LG&E uses net cash generated from its operations and external financing (including financing from affiliates) to fund construction of plant and equipment and the payment of dividends.  LG&E believes that such sources of funds will be sufficient to meet the needs of its business in the foreseeable future.

As of December 31, 2004, LG&E is in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. Backup credit facilities totaling $185 million are in place to fund such tenders if necessary.  LG&E has never had to access these facilities.  LG&E expects to cover any working capital deficiencies with cash flow from operations, money pool borrowings, and borrowings from Fidelia.

Operating Activities

Cash provided by operations was $171.6 million, $163.3 million and $212.4 million in 2004, 2003, and 2002, respectively.  The 2004 increase of $8.3 million compared to 2003 resulted largely from the reduction in pension funding of $54.6 million, higher gas supply cost recovery of $15.0 million, higher earnings sharing mechanism of $10.1 million and receipt of a litigation settlement of $7.0 million. These increases were largely offset by a reduction in accounts receivable of $66.3 million, including the termination of the accounts receivable securitization program, and a reduction in accrued income taxes of $22.4 million. The 2003 decrease compared to 2002 of $49.1 million resulted primarily from pension funding in 2003 of $89.1 million and an increase in accounts receivable balances of $33.4 million, including the sale of accounts receivable through the accounts receivable securitization program, partially offset by an increase in accounts payable and accrued income taxes of $35.0 million and $36.0 million, respectively.  See Note 4 of LG&E’s Notes to Financial Statements under Item 8 for a discussion of accounts receivable securitization.

Investing Activities

LG&E’s primary use of funds for investing activities continues to be for capital expenditures.  Capital expenditures were $148.3 million, $213.0 million and $220.4 million in 2004, 2003, and 2002, respectively.  LG&E expects its capital expenditures for 2005 and 2006 to total approximately $268 million, which consists primarily of construction estimates associated with the redevelopment of the Ohio Falls hydro facility, totaling $19.6 million, construction of Trimble County Unit 2, totaling $8.8 million, and on-going construction related to generation and distribution assets.

Net cash used for investing activities decreased $64.6 million in 2004 compared to 2003, primarily due to the level of construction expenditures.  NOx equipment expenditures were approximately $5.3 million in 2004 and $29.6 million in 2003, while CT expenditures were approximately $8.1 million in 2004 and $71.4 million in 2003.    Net cash used for investing activities decreased $7.2 million in 2003 compared to 2002 primarily due to the level of construction expenditures.

Financing Activities

Net cash inflows (outflows) for financing activities were $(18.3) million in 2004, $34.2 million in 2003 and $22.5 million in 2002.

In January 2004, LG&E entered into two long-term loans from Fidelia, one totaling $25 million with an interest rate of 4.33% that matures in January 2012, and one totaling $100 million with an interest rate of 1.53% that matured in January 2005.  The loans are collateralized by a pledge of substantially all assets of LG&E that is subordinated to the first mortgage bond lien. The proceeds were used to fund a pension contribution and to repay other debt obligations.  In April 2004, LG&E prepaid $50 million of the $100 million 1.53% note payable to Fidelia.  The prepayment was paid out of cash balances.  The remaining $50 million under this note was paid at maturity in January 2005.

In November 2003, LG&E issued $128 million variable-rate pollution control bonds due October 1, 2033, and exercised its call option on the $102 million, 5.625% pollution control bonds due August 15, 2019 and on the $26 million, 5.45% pollution control bonds due October 15, 2020.

During 2003, LG&E entered into two long-term loans from Fidelia totaling $200 million.  $100 million of this total is unsecured and the remaining $100 million is collateralized by a pledge of substantially all assets of LG&E that is subordinated to the first mortgage bond lien.

LG&E first mortgage bond, 6% Series of $42.6 million matured in August 2003 and was retired.

In March 2002, LG&E refinanced its $22.5 million and $27.5 million unsecured pollution control bonds, both due September 1, 2026.  The replacement bonds, due September 1, 2026, are variable-rate bonds and are secured by first mortgage bonds. LG&E also refinanced its two $35 million unsecured pollution control bonds due November 1, 2027.  The replacement variable-rate bonds are secured by pollution control series bonds treated as first mortgage bonds and will mature November 1, 2027.

In October 2002, LG&E issued $41.7 million variable-rate pollution control bonds due October 1, 2032, and exercised its call option on $41.7 million, 6.55% pollution control bonds due November 1, 2020.

Under the provisions of certain variable-rate pollution control bonds totaling $246.2 million, the bonds are subject to tender for purchase by LG&E at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt.  Backup credit facilities totaling $185 million are in place to fund such tenders if necessary.  LG&E has never had to access these facilities.

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

LG&E has a variety of funding alternatives available to meet its capital requirements.  The Company maintains a series of bilateral credit facilities with banks totaling $185 million.  Several intercompany financing arrangements are also available.  LG&E participates in an intercompany money pool agreement wherein LG&E Energy and KU make funds available to LG&E at market-based rates up to $400 million.  Fidelia also provides long-term intercompany funding to LG&E.

Certain regulatory approvals are required for the Company to incur additional debt.  The SEC authorizes the issuance of short-term debt while the Kentucky Commission authorizes issuance of long-term debt.  As of December 31, 2004 the Company has received approvals from the SEC to borrow up to $400 million in short-term funds.

LG&E’s debt ratings as of December 31, 2004, were:

	Moody’s	S&P

First mortgage bonds	A1	A-
Preferred stock	Baa1	BBB-
Commercial paper	P-1	A-2

These ratings reflect the views of Moody’s and S&P.  A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Contractual Obligations

The following is provided to summarize LG&E’s contractual cash obligations for periods after December 31, 2004.  LG&E anticipates cash from operations and external financing will be sufficient to fund future obligations.

(in thousands)	Payments Due by Period
Contractual Cash Obligations	2005	2006	2007	2008	2009	Thereafter		Total
Short-term debt (a)	$58,220	$—	$—	$—	$—	$—		$58,220
Long-term debt	297,450	1,250	1,250	18,750	—	553,104	(b)	871,804
Operating lease (c)	3,469	3,538	3,609	3,681	3,754	22,375		40,426
Unconditional power purchase obligations (d)	11,230	10,098	9,726	9,932	10,145	181,089		232,220
Coal and gas purchase obligations (e)	202,450	95,478	52,656	49,396	6,037	6,037		412,054
Retirement obligations (f)	9,250	10,106	13,305	10,992	15,839	—		59,492
Other long-term obligations (g)	14,767	—	—	—	—	—		14,767
Total contractual cash obligations	$596,836	$120,470	$80,546	$92,751	$35,775	$762,605		$1,688,983

(a)          Represents borrowings from affiliated company due within one year.

(b)         Includes long-term debt of $246.2 million classified as current liabilities because these bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events.  Maturity dates for these bonds range from 2013 to 2027.  LG&E does not expect to pay these amounts in 2005.

(c)          Operating lease represents the lease of LG&E’s administrative office building.

(d)         Represents future minimum payments under OVEC purchased power agreements through 2024.

(e)          Represents contracts to purchase coal and natural gas.

(f)            Represents currently projected cash flows for pension plans and other post-employment benefits as calculated by the actuary.

(g)         Represents construction commitments.

Sale and Leaseback Transaction

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

At December 31, 2004, the maximum aggregate amount of default fees or amounts, which decrease over the term of the lease, was $9.5 million, of which LG&E would be responsible for $3.6 million (38%).  LG&E has made arrangements with LG&E Energy, via guarantee and regulatory commitment, for LG&E Energy to pay its full portion of any default fees or amounts.

MARKET RISKS

LG&E is exposed to market risks from changes in interest rates and commodity prices.  To mitigate changes in cash flows attributable to these exposures, LG&E uses various financial instruments including derivatives.  Derivative positions are monitored using techniques that include market value and sensitivity analysis.  See Notes 1 and 4 of LG&E’s Notes to Financial Statements under Item 8.

Interest Rate Sensitivity

LG&E has short-term and long-term variable-rate debt obligations outstanding.  At December 31, 2004, the potential change in interest expense associated with a 1% change in base interest rates of LG&E’s unhedged debt is estimated at $3.6 million after the impact of interest rate swaps.

Interest rate swaps are used to hedge LG&E’s underlying variable-rate debt obligations.  These swaps hedge specific debt issuances and, consistent with management’s designation, are accorded hedge accounting treatment.  See Note 4 of LG&E’s Notes to Financial Statements under Item 8.

As of December 31, 2004, LG&E had swaps with a combined notional value of $228.3 million.  The swaps exchange floating-rate interest payments for fixed rate interest payments to reduce the impact of interest rate changes on LG&E’s pollution control bonds.  The potential loss in fair value resulting from a hypothetical 1% adverse movement in base interest rates is estimated at approximately $25.7 million as of December 31, 2004.  This estimate is derived from third-party valuations. Changes in the market value of these swaps if held to maturity, as LG&E intends to do, will have no effect on LG&E’s net income or cash flow.  See Note 4 of LG&E’s Notes to Financial Statements under Item 8.

Commodity Price Sensitivity

LG&E has limited exposure to market price volatility in prices of fuel and electricity, since its retail tariffs include the FAC and GSC commodity price pass-through mechanisms.  LG&E is exposed to market price volatility of fuel and electricity in its wholesale activities.

Energy Trading & Risk Management Activities

LG&E conducts energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity.  Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149.  Wholesale sales of excess asset capacity are treated as normal sales under these pronouncements and are not marked to market.  To be eligible for the normal sales exclusion under SFAS No. 133, sales are limited to the forecasted excess capacity of LG&E’s generation assets over what is needed to serve native load.  To be eligible for the normal purchases exclusion under SFAS No. 133 purchases must be used to serve LG&E’s native load.  Without the normal sales and purchases exclusion these transactions would be considered derivatives and marked to market under SFAS No. 133.

The rescission of EITF No. 98-10 for fiscal periods ending after December 15, 2002, had no impact on LG&E’s energy trading and risk management reporting as all forward and option contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

The table below summarizes LG&E’s energy trading and risk management activities for 2004 and 2003:

(in thousands)	2004	2003
Fair value of contracts at beginning of period, net asset (liability)	$572	$(156)
Fair value of contracts when entered into during the period	(75)	2,654
Contracts realized or otherwise settled during the period	(858)	(569)
Changes in fair values due to changes in assumptions	164	(1,357)
Fair value of contracts at end of period, net (liability) asset	$(197)	$572

No changes to valuation techniques for energy trading and risk management activities occurred during 2004.  Changes in market pricing, interest rate and volatility assumptions were made during both years.  The outstanding mark-to-market value is sensitive to changes in prices, price volatilities, and interest rates.  The Company estimates that a movement in prices of $1 and a change in interest and volatilities of 1% would not result in a change of a material amount.  All contracts outstanding at December 31, 2004, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E maintains policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies.  At December 31, 2004, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Accounts Receivable Securitization

On February 6, 2001, LG&E implemented an accounts receivable securitization program.  LG&E terminated the accounts receivable securitization program in January 2004, and in May 2004, dissolved its inactive accounts receivable securitization-related subsidiary, LG&E R. The purpose of this program was to enable LG&E to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital.  The securitization program allowed for a percentage of eligible receivables to be sold.  Eligible receivables were generally all receivables associated with retail sales that had standard terms and were not past due.  LG&E was able to terminate the program at any time without penalty.

As part of the program, LG&E sold retail accounts receivable to LG&E R.  Simultaneously, LG&E R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R could sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $75 million from unrelated third-party purchasers.  The effective cost of the receivables program was comparable to LG&E’s lowest cost source of capital, and was based on prime rated commercial paper.  LG&E retained servicing rights of the sold receivables through two separate servicing agreements with the third-party purchasers.  LG&E obtained an opinion from independent legal counsel indicating these transactions qualified as a true sale of receivables.

To determine LG&E’s retained interest, the proceeds on the sale of receivables to the financial institutions was netted against the amount of eligible receivables sold by LG&E to LG&E R.  Interest expense, program fees, and facility fees paid to the financial institutions and an allowance for doubtful accounts were deducted to arrive at the future value of retained interest.  The future value was discounted using the prime rate plus 25 basis points, assuming a 45-day receivable life.  No material pre-tax gains or losses from the sale of the receivables occurred in 2004, 2003, and 2002.  LG&E’s net cash flows from LG&E R were $(58.1) million, $(6.2) million, and $20.2 million for 2004, 2003 and 2002, respectively.

The allowance for doubtful accounts associated with the eligible securitized receivables at December 31, 2003 and 2002 was $1.4 million and $1.9 million, respectively.  This allowance was based on historical experience of LG&E. Each securitization facility contained a fully funded reserve for uncollectible receivables.

RATES AND REGULATION

LG&E is subject to the jurisdiction of the Kentucky Commission in virtually all matters related to electric and gas utility regulation, and as such, its accounting is subject to SFAS No. 71.  Given LG&E’s competitive position in the marketplace and the status of regulation in Kentucky, LG&E has no plans or intentions to discontinue its application of SFAS No. 71.  See Note 3 of LG&E’s Notes to Financial Statements under Item 8.

Electric and Gas Rate Cases.  In December 2003, LG&E filed applications with the Kentucky Commission requesting adjustments in LG&E’s electric and gas rates.  LG&E requested general adjustments in electric and gas rates based on the twelve month test year ended September 30, 2003.  The revenue increases requested were $63.8 million for electric and $19.1 million for gas.

In June 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E.  The Kentucky Commission’s order largely accepted proposed settlement agreements filed in May 2004 by LG&E and a majority of the parties to the rate case proceedings.   The rate increases took effect on July 1, 2004.

In the Kentucky Commission’s order, LG&E was granted increases in annual base electric rates of approximately $43.4 million (7.7%) and in annual base gas rates of approximately $11.9 million (3.4%).  Other provisions of the order include decisions on certain depreciation, gas supply clause, ECR and VDT amounts or mechanisms and a termination of the ESM with respect to all periods after 2003.  The order also provided for a recovery before March 31, 2005, by LG&E of previously requested amounts relating to the ESM during 2003.

During July 2004, the AG served subpoenas on LG&E, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between LG&E and the Kentucky Commission, particularly during the period covered by the rate cases. The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues. Subsequently, the AG filed pleadings with the Kentucky Commission requesting rehearing of the rate cases on certain computational components of the increased rates, including income tax, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG’s rehearing request on the cost of removal and depreciation issues, with the effect that the rate increase order is final as to these matters, subject to the parties’ rights to judicial appeals. The Kentucky Commission further agreed to hold in abeyance further proceedings in the rate cases, including the AG’s concerns about alleged improper communications, until the AG could file with the Kentucky Commission an investigative report regarding the latter issue. In addition, the Kentucky Commission granted a rehearing on the income tax component once the abeyance discussed above is lifted.

In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky regarding the scope and timing of document production or other information required or agreed to be produced under the AG’s subpoenas and matters were consolidated into the Franklin County court. In October 2004, the AG filed a motion with the Kentucky Commission requesting that the previously granted rate increases be set aside, that LG&E resubmit any applications for rate increases and that relevant Kentucky Commission personnel be recused from participation in rate case proceedings.  In November 2004, the Franklin County, Kentucky court denied an AG request for sanctions on LG&E relating to production matters and narrowed the AG’s permitted scope of discovery.   In January 2005, the AG conducted interviews of certain Company individuals.

In January 2005, the AG submitted its report to the Franklin County, Kentucky Circuit Court in confidence.  Concurrently the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by LG&E in its conduct of activities before the Kentucky Commission or other state governmental entities and requesting release of the report to such agencies.  During February 2005 the court ruled that the report be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate cases, including ending the current abeyance.  To date, LG&E has neither seen nor requested copies of the report or its contents.

LG&E believes no improprieties have occurred in its communications with the Kentucky Commission and is cooperating with the proceedings before the AG and the Kentucky Commission.

LG&E is currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG’s report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

VDT Costs - Kentucky Commission Settlement Order.  During the first quarter 2001, LG&E recorded a $144 million charge for a workforce reduction program.  Primary components of the charge were separation benefits, enhanced early retirement benefits, and healthcare benefits.  The result of this workforce reduction was the elimination of approximately 700 positions, accomplished primarily through a voluntary enhanced severance program.

In June 2001, LG&E filed an application (“VDT case”) with the Kentucky Commission to create a regulatory asset relating to these first quarter 2001 charges.  The application requested permission to amortize these costs over a four-year period.  The Kentucky Commission also opened a case to review a new depreciation study and resulting depreciation rates implemented in 2001.

In December 2001, the Kentucky Commission approved a settlement in the VDT case as well as other cases involving the depreciation rates and ESM.  The order approving the settlement allowed LG&E to set up a regulatory asset of $141 million for the workforce reduction costs and begin amortizing these costs over a five year period starting in April 2001.  The first quarter 2001 charge of $144 million represented all employees who had accepted a voluntary enhanced severance program.  Some employees rescinded their participation in the voluntary enhanced severance program, thereby decreasing the original charge to the regulatory asset from $144 million to $141 million.  The settlement reduces revenues approximately $26 million through a surcredit on bills to ratepayers over the same five-year period.  The surcredit represents net savings stipulated by LG&E.

As mentioned, the current five-year VDT amortization period is scheduled to expire in March 2006.  As part of the settlement agreements in the electric and gas rate cases, LG&E shall file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration.  The surcredit shall remain in effect following the expiration of the fifth year until the Commission enters an order on the future disposition of VDT-related issues.

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

ESM.  Prior to 2004, LG&E’s retail electric rates were subject to an ESM.  The ESM, initially in place for three years beginning in 2000, set an upper and lower point for rate of return on equity, whereby if LG&E’s rate of return for the calendar year fell within the range of 10.5% to 12.5%, no action was necessary.  If earnings were above the upper limit, the excess earnings were shared 40% with ratepayers and 60% with shareholders; if earnings were below the lower limit, the earnings deficiency was recovered 40% from ratepayers and 60% from shareholders.  By order of the Kentucky Commission, rate changes prompted by the ESM filing went into effect in April of each year subject to a balancing adjustment in successive periods.

In November 2002, LG&E filed a revised ESM tariff which proposed continuance of the existing ESM through December 2005.  In addition, the Kentucky Commission initiated a focused management audit to review the ESM plan and reassess its reasonableness.  LG&E and interested parties had the opportunity to provide recommendations for modification and continuance of the ESM or other forms of alternative or incentive regulation.

LG&E filed its final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $13.0 million. Based upon estimates, LG&E previously accrued $8.9 million for the 2003 ESM as of December 31, 2003.

On June 30, 2004, the Kentucky Commission issued an order largely accepting proposed settlement agreements by LG&E and all intervenors regarding the ESM.  Under the ESM settlements, LG&E will continue to collect approximately $13.0 million of previously requested 2003 ESM revenue amounts through March 2005.  As part of the settlement, the parties agreed to a termination of the ESM relating to all periods after 2003.

As a result of the settlement, LG&E accrued an additional $4.1 million in June 2004, related to 2003 ESM revenue.

FAC.  LG&E’s retail electric rates contain a FAC, whereby increases or decreases in the cost of fuel for electric generation are reflected in the rates charged to retail electric customers.  In January 2003, the Kentucky

Commission reviewed KU’s FAC and, as part of the Order in that case, required that an independent audit be conducted to examine operational and management aspects of both LG&E’s and KU’s fuel procurement functions.  The final report was issued in February 2004. The report’s recommendations related to documentation and process improvements.  Management Audit Action Plans were agreed upon by LG&E and the Kentucky Commission Staff in the second quarter of 2004.  LG&E filed its first Audit Progress Report with the Kentucky Commission Staff in November 2004.  A second Audit Progress Report is due in May 2005.

The Kentucky Commission requires public hearings at six-month intervals to examine past fuel adjustments, and at two-year intervals to review past operations of the fuel clause and transfer of the then current fuel adjustment charge or credit to the base charges.  No significant issues have been identified as a result of these reviews.

In December 2004, the Kentucky Commission initiated a two-year review of LG&E’s past operations of the fuel clause and transfer of fuel costs from the fuel adjustment clause to base rates.  A public hearing on the matter was held on March 17, 2005.  An order by the Kentucky Commission is expected in April 2005.  LG&E is seeking to increase the fuel component of base rates.  LG&E does not anticipate any issues will arise during the regulatory proceeding.

DSM.  LG&E’s rates contain a DSM provision.  The provision includes a rate mechanism that provides concurrent recovery of DSM costs and provides an incentive for implementing DSM programs.  This provision allowed LG&E to recover revenues from lost sales associated with the DSM programs.  In May 2001, the Kentucky Commission approved LG&E’s plan to continue DSM programs.  This plan called for the expansion of the LG&E DSM programs into the service territory served by KU and proposed a mechanism to recover revenues from lost sales associated with DSM programs based on program plan engineering estimates and post-implementation evaluations.

Gas Supply Cost PBR Mechanism.   Since November 1, 1997, LG&E has operated under an experimental PBR mechanism related to its gas procurement activities.   LG&E’s rates are adjusted annually to recover its portion of the savings (or expenses) incurred during each PBR year (12 months ending October 31). Since its implementation on November 1, 1997, through October 31, 2004, LG&E has achieved $60.7 million in savings. Of that total savings amount, LG&E’s portion has been $22.7 million and the ratepayers’ portion has been $38.0 million.  Pursuant to the extension of LG&E’s gas supply cost PBR mechanism effective November 1, 2001, the sharing mechanism under PBR requires savings (and expenses) to be shared 25% with shareholders and 75% with ratepayers up to 4.5% of the benchmarked gas costs.  Savings (and expenses) in excess of 4.5% of the benchmarked gas costs are shared 50% with shareholders and 50% with ratepayers.  LG&E filed a report and assessment with the Kentucky Commission in December 2004, seeking modification and extension of the mechanism.

ECR.  In May 2002, the Kentucky Commission initiated a periodic two-year review of LG&E’s environmental surcharge.  The review included the operation of the surcharge mechanism, determination of the appropriateness of costs included in the surcharge mechanism, recalculation of the cost of debt to reflect actual costs for the period under review, final determination of the amount of environmental revenues over-collected from customers, and a final determination of the amount of environmental costs and revenues to be “rolled-in” to base rates.  A final order was issued in October 2002, in which LG&E was ordered to refund $0.3 million to customers over the four month period beginning November 2002 and ending February 2003.  Additionally, LG&E was ordered to roll $4.1 million into base rates and make corresponding adjustments to the monthly environmental surcharge filings to reflect that portion of environmental rate base now included in base rates.

In August 2002, LG&E filed an application with the Kentucky Commission to amend its compliance plan to allow recovery of the cost of new and additional environmental compliance facilities.  The estimated capital cost of the additional facilities is $71.1 million. A final order was issued in February 2003, approving recovery of four new environmental compliance facilities totaling $43.1 million.  A fifth project, expansion of the landfill facility at the Mill Creek Station, was denied without prejudice with an invitation to reapply for recovery when required construction permits are approved.  Cost recovery through the environmental surcharge of the four approved projects began with bills rendered in April 2003.

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

In June 2004, the Kentucky Commission issued an order approving a settlement agreement that, among other things, revised the rate of return for LG&E’s post-1995 plan to 10.72%, with an 11% return on common equity.  The order also approved the elimination of LG&E’s 1995 plan from its ECR billing mechanism, with all remaining costs associated with that plan to be included in their entirety in base rates.

In December 2004, LG&E filed an application with the Kentucky Commission to amend its compliance plan to allow recovery of the cost of new and additional environmental compliance facilities, including the expansion of the Mill Creek landfill. The estimated capital cost of the additional facilities is $40.2 million.  LG&E requested an overall rate of return of 10.72%, including an 11% return on common equity.  A final order in the case is anticipated in June 2005.

MISO.   LG&E is a founding member of the MISO.  Membership was obtained in 1998 in response to and consistent with federal policy initiatives.  In February 2002, LG&E turned over operational control of its high voltage transmission facilities (100kV and above) to the MISO.  The MISO currently controls over 100,000 miles of transmission over 1.1 million square miles located in the northern Midwest between Manitoba, Canada and Kentucky.  In September 2002, FERC granted a 12.88% ROE on transmission facilities for LG&E and the rest of the MISO owners.  On February 18, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that FERC did not provide proper notice that it would consider an incentive adder of 50 basis points, but affirmed the September 2002 FERC order in all other respects.  Effective ROE, retroactive to February 1, 2002, is 12.38% for LG&E and the original MISO owners.

In October 2001, the FERC issued an order requiring that the bundled retail load and grandfathered wholesale load of each member transmission owner be included in the current calculation of the MISO’s “cost-adder,” the Schedule 10 charges designed to recover the MISO’s costs of operation, including start-up capital (debt) costs.  LG&E, along with several other transmission owners, opposed the FERC’s ruling on this matter. The opposition was rejected by the FERC in 2002.   Later that year, the MISO’s transmission owners, appealed the FERC’s decision to the United States Court of Appeals for the District of Columbia Circuit.  In response, in November 2002, the FERC requested that the Court issue a partial remand of its challenged orders to allow the FERC to revisit certain issues, and requested that the case be held in abeyance pending the agency’s resolution of such issues.  The Court granted the FERC’s petition in December 2002.   In February 2003, FERC issued an order reaffirming its position concerning the calculation of the Schedule 10 charges and in July 2003 denied a rehearing.  LG&E, along with several other transmission owners, again petitioned the District Court of

Columbia Circuit for review. In July 2004 the court affirmed the FERC ruling.

In August 2004, the MISO filed its FERC-required proposed Transmission and Energy Markets Tariff (“TEMT”).  In September and October 2004, many MISO-related parties (including LG&E) filed proposals with the FERC regarding pending MISO-filed changes to transmission pricing principles, including the TEMT and elimination of Regional Through and Out Rates (“RTORs”). Additional filings of the companies before FERC in September 2004 sought to address issues relating to the treatment of certain “grandfathered” transmission agreements (“GFA’s”) should TEMT become effective. The utility proposals generally seek to appropriately delay the RTORs and TEMT effective dates based upon errors in administrative or procedural processes used by FERC or to appropriately limit potential reductions in transmission revenues received by the utilities should the RTORs, TEMT or GFA structures be implemented.  At present, existing FERC orders conditionally approve elimination of RTORs and implementation of general TEMT rates in the MISO by spring 2005.  At this time, LG&E cannot predict the outcome or effects of the various FERC proceedings described above, including whether such will have a material impact on the financial condition or results of operations of the companies. Financial consequences (changes in transmission revenues and costs) associated with the upcoming transmission market tariff changes are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.  Should LG&E be ordered to exit MISO, current MISO rules may also impose an exit fee.  LG&E is not able to predict the estimated outcome or economic impact of any of the MISO-related matters.  While LG&E believes legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery.

The MISO plans to implement a Day-ahead and Real-time market, including a congestion management system in April 2005. This system will be similar to the Locational Marginal Pricing (“LMP”) system currently used by the PJM RTO and contemplated in FERC’s SMD NOPR, currently being discussed.  The MISO filed with FERC a mechanism for recovery of costs for the congestion management system.  They proposed the addition of two new Schedules, 16 and 17.  Schedule 16 is the MISO’s cost recovery mechanism for the Financial Transmission Rights Administrative Service it will provide.  Schedule 17 is the MISO’s mechanism for recovering costs it will incur for providing Energy Marketing Support Administrative Service.  The MISO transmission owners, including LG&E, have objected to the allocation of costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

The Kentucky Commission opened an investigation into LG&E’s membership in the MISO in July 2003. The Kentucky Commission directed LG&E to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership.  LG&E engaged an independent third-party to conduct a cost benefit analysis on this issue.  The information was filed with the Kentucky Commission in September 2003.  The analysis and testimony supported the exit from the MISO, under certain conditions.  The MISO filed its own testimony and cost benefit analysis in December 2003.  A final Kentucky Commission order was expected in the second quarter of 2004; that ruling has since been delayed until summer 2005 due to the Kentucky Commission’s request for additional testimony on the MISO’s Market Tariff filing at FERC.

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

Kentucky Commission Strategic Blueprint.  In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March

2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  LG&E must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

FERC SMD NOPR.  In July 2002, the FERC issued a NOPR in Docket No. RM01-12-000 which would substantially alter the regulations governing the nation’s wholesale electricity markets by establishing a common set of rules, defined as SMD. The SMD NOPR would require each public utility that owns, operates, or controls interstate transmission facilities to become an Independent Transmission Provider (“ITP”), belong to an RTO that is an ITP, or contract with an ITP for operation of its transmission assets. It would also establish a standardized congestion management system, real-time and day-ahead energy markets, and a single transmission service for network and point-to-point transmission customers. Review of the proposed rulemaking is underway and no time frame has been established by the FERC for adoption of a final rule.  While it is expected that the SMD final rule will affect LG&E’s revenues and expenses, the specific impact of the rulemaking is not known at this time.

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

In May 2004, in Case No. 2004-148, LG&E proposed a hedge plan for the 2004/2005 winter heating season relying upon LG&E’s storage to mitigate customer exposure to price volatility. In August 2004, the Kentucky Commission approved LG&E’s proposed hedge plan, validating the effectiveness of storage to mitigate potential volatility associated with high winter gas prices by approving this natural gas hedge plan.  The Kentucky Commission also ordered that LG&E need not file hedge plans in the future unless it intended to utilize financial hedging instruments.

Environmental Matters.   LG&E is subject to SO2 and NOx emission limits on its electric generating units pursuant to the Clean Air Act.  LG&E was exempt from Phase I SO2 requirements due to its low emission rates. LG&E opted into the Phase I NOx program to take advantage of the less stringent requirements and installed burner modifications as needed to meet these limitations.  LG&E’s strategy for Phase II SO2 reductions, which commenced January 1, 2000, is to increase FGD removal efficiency to delay additional capital expenditures and may also include fuel switching or upgrading FGDs.  LG&E met the NOx emission requirements of the Act through installation of low-NOx burner systems.  LG&E’s compliance plans are subject to many factors including developments in the emission allowance and fuel markets, future regulatory and legislative initiatives, and advances in clean air control technology.  LG&E will continue to monitor these developments to ensure that its environmental obligations are met in the most efficient and cost-effective manner.

In September 1998, the EPA announced its final “NOx SIP Call” rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region.  The Commonwealth of Kentucky SIP, which was approved by the EPA on June 24, 2003, requires reductions in NOx emissions from coal-fired generating units to the 0.15 lb./MMBtu level on a system-wide basis.  In related proceedings in response to petitions filed by various Northeast states, in December 1999, the EPA issued a final rule pursuant to Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all LG&E units.  As a result of appeals to both rules, the compliance date was extended to May 31, 2004.  All LG&E generating units are in compliance with these NOx emissions reduction rules.

LG&E has added significant NOx controls to its generating units through the installation of SCR systems, advanced low-NOx burners and neural networks.  The NOx controls project commenced in late 2000 with the controls being placed into operation prior to the 2004 Summer Ozone Season. As of December 31, 2004, LG&E incurred total capital costs of approximately $186 million to reduce its NOx emissions below the 0.15 lb./MMBtu level on a company-wide basis.  In addition, LG&E will incur additional operating and maintenance costs in operating new NOx controls.  LG&E believes its costs in this regard to be comparable to those of similarly situated utilities with like generation assets. LG&E anticipated that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism and believed that a significant portion of such costs could be recovered.  In April 2001, the Kentucky Commission granted recovery of these costs for LG&E.

LG&E is also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA’s revised air quality standards for ozone and particulate matter, measures to implement EPA’s regional haze rule, and EPA’s Clean Air Mercury Rule which regulates mercury emissions from steam electric generating units and reductions in emissions of SO2 and NOx required under the Clean Air Interstate Rule.  In addition, LG&E has worked with local regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station.  LG&E previously settled a number of property damage claims from adjacent residents and completed significant remedial measures as part of its ongoing capital construction program. LG&E has converted the Mill Creek Station to wet stack operation in an effort to resolve all outstanding issues related to particulate matter emissions.

LG&E owns or formerly owned three properties which are the location of past MGP operations.  Various contaminants are typically found at such former MGP sites and environmental remediation measures are frequently required.  With respect to the sites, LG&E has completed cleanups, obtained regulatory approval of site management plans, or reached agreements for other parties to assume responsibility for cleanup.  Based on currently available information, management estimates that it could incur additional costs of $0.4 million for additional cleanup.  Accordingly, an accrual for this amount has been recorded in the accompanying financial statements at December 31, 2004 and 2003.

See Note 11 of LG&E’s Notes to Financial Statements under Item 8 for an additional discussion of environmental issues.

FUTURE OUTLOOK

Competition and Customer Choice

In the last several years, LG&E has taken many steps to keep its rates low while maintaining high levels of customer satisfaction, including a reduction in the number of employees; aggressive cost cutting; an increase in focus on commercial, industrial and residential customers; an increase in employee involvement and training; and continuous modifications of its organizational structure.  LG&E will take additional steps to better position itself should retail competition come to Kentucky.

At this time, neither the Kentucky General Assembly nor the Kentucky Commission has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of the ultimate legislative or regulatory actions regarding industry restructuring and their impact on LG&E, which may be significant, cannot currently be predicted.  Some states that have already deregulated have begun discussions that could lead to re-regulation.

In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.”  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  LG&E must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

KU

RESULTS OF OPERATIONS

Net Income

KU’s net income in 2004 increased $42.1 million (46.0%) compared to 2003.  The increase resulted primarily from higher revenues, primarily in the retail sector, due to increased base rates resulting from the rate case order and higher volumes due to a warmer summer.  Offsetting the increase somewhat were $2.7 million in operating expenses related to severe May and July storms in 2004.

KU’s net income in 2003 decreased $2.0 million (2.1%) compared to 2002.  The decrease resulted primarily from increased depreciation expense due to plant additions, partially offset by increased sales to retail and wholesale customers.

Revenues

The following table presents a comparison of operating revenues for the years 2004 and 2003 with the immediately preceding year.

(in thousands)	Increase (Decrease) From Prior Period
Cause	2004	2003
Retail sales:
Fuel clause adjustments	$7,549	$20,959
KU/LG&E Merger surcredit	(2,593)	(1,254)
Environmental cost recovery surcharge	6,276	6,038
Earnings sharing mechanism	7,749	8,718
Demand side management	1,011	365
VDT surcredit	(486)	(1,740)
Rate and rate structure	21,694	—
Variation in sales volumes, and other	24,575	(1,755)
Provision for rate collections (refunds)	13,285	(24,015)
Total retail sales	79,060	7,316
Wholesale sales	21,999	20,751
Other	2,525	2,047
Total	$103,584	$30,114

Electric revenues increased in 2004 primarily due to an increase in rates and a change in the rate structure. New rates, implemented in July 2004 and the elimination of a volume dependent step rate structure, increased revenues by 3.1% in 2004. Retail volumes increased 3.3% due to a 1.4% increase in the customer base and 2.6% increase in demand due to weather. The KU service area experienced a warmer summer in 2004, partially offset by a milder winter.  Cooling degree days for 2004 increased 2.9% from 2003 and were 20% below the 20-year average while heating degree days decreased 6.8% from 2003 and were 4% below the 20-year average. Wholesale revenues increased due to a combination of a 14.2% increase in prices and 1.7% higher volumes.

Electric revenues increased in 2003 primarily due to an increase in the recovery of fuel costs passed through the FAC and higher wholesale sales.  Retail volumes decreased 0.2% as lower sales due to a milder summer than the previous year were offset by higher sales during the winter, when weather was colder than the previous year.Cooling degree days for 2003 decreased 38% from 2002 and were 21% below the 20-year average while heating degree days increased 3% from 2002 and were 3% above the 20-year average.  Wholesale revenues increased due to a combination of a 28.6% increase in volumes and 3.8% higher prices.

The provision for rate collections (refunds) increased $13.3 million in 2004. This increase resulted primarily from fuel ($18.1 million) and ECR ($12.8 million) accruals partially offset by a decrease in the ESM ($17.6 million) accruals. The decrease in the provision for rate collections (refunds) in 2003 from 2002 ($24.0 million) results primarily from a decrease in the ESM accruals ($13.5 million), a decrease in 2003 fuel accruals ($6.0 million), and a decrease in ECR accruals during 2003 ($4.5 million).

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

Fuel for electric generation increased $26.1 million (9.8%) in 2004 because of a 6% increase in the cost of fuel burned ($16.8 million) and an increase in generation ($9.3 million).   Fuel for electric generation increased $15.8 million (6.3%) in 2003 because of an increase in the cost of fuel burned ($18.9 million), partially offset by a decrease in generation ($3.1 million).   The average delivered cost per MMBtu of coal purchased was $1.56 in 2004, $1.47 in 2003 and $1.35 in 2002.

Power purchased expense in 2004 increased $4.2 million (3.0%) over 2003, primarily due to an increase in purchases to meet off-system sales requirements ($5.1 million) partially offset by a decrease in purchase price ($0.9 million).    Power purchased expense in 2003 increased $8.7 million (6.6%) over 2002, primarily due to an increase in purchases to meet off-system sales requirements ($15.1 million) partially offset by a decrease in purchase price ($6.4 million).

Other operation and maintenance expenses increased $0.8 million (0.4%) in 2004.

Other operation expenses decreased $0.4 million (0.3%) in 2004 primarily due to:

•                  Decreased benefits expense ($3.7 million), primarily due to lower pension expense.

•                  The KU/LG&E merger costs and the One Utility initiative costs were fully amortized in 2003, resulting in $2.9 million lower expense in 2004.

•                  Increased emission allowance expense ($4.5 million).

•                  Incremental operations expense due to storm restoration costs related to severe storms in May and July 2004 ($0.5 million).

•                  Increased combustion turbine operations expense ($0.9 million); 2003 included Alstom settlement payments, lowering expense.

Maintenance expenses increased $0.6 million (1.0%) in 2004 primarily due to:

•                  Increased maintenance expense due to storm restoration costs related to severe May and July storms ($2.2 million).

•                  Increased combustion turbine maintenance ($2.3 million); 2003 included Alstom settlement payments, lowering expense.

•                  Decreased expense due to reclassification of maintenance expense to a regulatory asset ($4.0 million) of costs related to the 2003 ice storm based on an order from the Kentucky Commission, to be amortized through June 2009.  KU earns a return of these amortized costs, which are included in KU’s jurisdictional operating expenses.

Property and other taxes increased $0.8 million (4.8%) in 2004 primarily due to:

•                  Increased property taxes of $0.6 million.

•                  Increased payroll taxes of $0.3 million.

Other operations and maintenance expenses decreased $0.2 million (0.1%) in 2003.

Other operation expenses increased $1.5 million (1.0%) in 2003 primarily due to:

•                  Increased employee benefits costs ($4.7 million).

•                  Increased property insurance expenses ($1.4 million).

•                  Decreased amortization of regulatory assets ($4.7 million).

Maintenance expenses decreased $2.6 million (4.2%) in 2003 primarily due to:

•                  Decreased steam generation and combustion turbine generation maintenance due to cancellation and postponement of scheduled outages ($5.1 million).

•                  Decreased communications maintenance expenses ($1.0 million).

•                  Increased maintenance to electric distribution equipment due to an ice storm ($4.1 million, net of $8.9 million in insurance recoveries).

Property and other taxes increased $0.9 million (6.0%) in 2003 primarily due to:

•                  Increased property taxes ($0.5 million)

•                  Increased Kentucky Commission assessment ($0.4 million).

Depreciation and amortization increased $6.8 million (6.7%) in 2004 and $6.3 million (6.6%) in 2003 primarily due to an increase in plant in service.

Other income - net increased $3.0 million (66.2%) in 2004.  In 2003, write-offs of $1.3 million decreased other income (see below).  In addition, 2004 miscellaneous non-operating income was $0.6 million higher and gains related to sale of property were $0.4 million higher. Other income - net decreased $1.9 million (30.1%) in 2003 due primarily to a decrease in earnings from KU’s equity earnings in a minority interest ($3.4 million) and write-off from CWIP for terminated plant projects ($1.0 million) and a terminated software project ($0.6 million), partially offset by a decrease in benefit costs ($1.3 million) and an increase in AFUDC income ($1.0 million) associated primarily with construction on NOx and CT projects.

Total interest expense increased $0.3 million (1.0%) in 2004 due primarily to increased borrowing from Fidelia ($9.0 million), partially offset by savings from retired first mortgage debt ($4.4 million), lower cost of interest rate swaps ($3.5 million) and reduced borrowing from the money pool ($0.8 million).

Total interest expense decreased $0.4 million (1.7%) in 2003 due primarily to savings from lower average interest rates on variable-rate long-term bonds ($9.0 million) and an increase in interest income from interest rate swaps ($0.8 million), offset by interest expense on new fixed-rate debt with Fidelia ($4.7 million) and additional expenses recognized from mark-to-market adjustments of underlying debt associated with the interest rate swaps ($5.1 million).

The weighted average interest rate on variable-rate long-term bonds for 2004, 2003 and 2002 was 1.32%, 1.07% and 1.56%, respectively.  At December 31, 2004, 2003 and 2002, KU’s percentage of long-term bonds having a variable-rate, including the impact of interest rate swaps, was 48.6% at $349.0 million, 53.6% at $386.6 million and 73.8% at $369.5 million, respectively.  KU’s weighted average cost of long-term debt, including amortization of debt expense and interest rate swaps, was 3.43%, 2.96%, and 3.30% at December 31, 2004, 2003, and 2002, respectively.  See Note 9 of KU’s Notes to the Financial Statements under Item 8.

Variations in income tax expense are largely attributable to changes in pre-tax income.  KU’s 2004 effective income tax rate increased to 36.4% from the 35.4% rate in 2003.  See Note 7 of KU’s Notes to Financial Statements under Item 8.

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

Financial Instruments - KU uses over-the-counter interest-rate swap agreements to hedge its exposure to interest rates.  Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in interest charges monthly.  KU uses sales of market-traded electric forward contracts for periods less than one year to hedge the price volatility of its forecasted peak electric off-system sales.  Gains and losses resulting from ineffectiveness are shown in other income (expense) and to the extent that the hedging relationship has been effective, gains and losses are reflected in other comprehensive income.  Wholesale sales of excess asset capacity and wholesale purchases to be used to serve native load are treated as normal sales and purchases under SFAS No. 133, SFAS No. 138 and SFAS No. 149 and are not marked-to-market.   See Note 4 and Note 14 of KU’s Notes to Financial Statements under Item 8.

Unbilled Revenue – At each month end KU prepares a financial estimate that projects electric usage that has been used by customers, but not billed.  The estimated usage is based on allocating the daily system net deliveries between billed volumes and unbilled volumes. The allocation is based on a daily ratio of the number of meter reading cycles remaining in the month to the total number of meter reading cycles in each month.  Each day’s ratio is then multiplied by each day’s system net deliveries to determine an estimated billed and unbilled volume for each day of the accounting period.  At December 31, 2004, a 10% change in these estimated quantities would cause revenue and accounts receivable to change by approximately $4.8 million.  See also Note 1 of KU’s Notes to Financial Statements under Item 8.

Allowance for Doubtful Accounts - At December 31, 2004 and 2003, the KU allowance for doubtful accounts was $0.6 million and $0.7 million, respectively.  The allowance is based on the ratio of the amounts charged-off during the last twelve months to the retail revenues billed over the same period multiplied by the retail revenues billed over the last four months.  Accounts with no payment activity are charged-off after four months.

Benefit Plan Accounting - KU’s costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, healthcare cost trend rates, discount rate, contributions made to the plan, and other actuarial assumptions used to value benefit obligations.  In  2002, KU was required to recognize a minimum liability of $17.5 million as prescribed by SFAS No. 87 Employers’ Accounting for Pensions since the fair value of the plan assets was less than the accumulated benefit obligation at that time.  During 2002, the combination of poor market performance and historically low corporate bond rates created a divergence in the potential value of the pension liabilities and the actual value of the pension assets.  The liability was recorded as a reduction to other comprehensive income, and did not affect net income.  In 2003, KU recognized a reduction of the minimum pension liability of $7.7 million.  During 2004, KU recognized an additional minimum pension liability of $12.4 million.  If the fair value of the plan assets exceeds the accumulated benefit obligation, the recorded liability will be reduced and other comprehensive income will be restored in the consolidated balance sheet.

Should poor market conditions return, these conditions could result in an increase in KU’s unfunded accumulated benefit obligations and future pension expense.  The primary assumptions that drive the value of the unfunded accumulated benefit obligations are the discount rate and expected return on plan assets.

The assumptions used in the measurement of KU’s net periodic benefit cost are shown in the following table:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	9.00%	9.50%
Rate of compensation increase	3.50%	3.75%	4.25%

KU made contributions to the pension plan of $43.4 million in January 2004 and $10.2 million during 2003.

A 1% increase or decrease in the assumed discount rate could have an approximate $26.8 million positive or negative impact to the accumulated benefit obligation of KU.

See also Note 6 and Note 14 of KU’s Notes to Financial Statements under Item 8.

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

See also Note 3 of KU’s Notes to Financial Statements under Item 8.

Income Taxes - Income taxes are accounted for under SFAS No.109.  In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain.

To provide for these uncertainties or exposures, an allowance is maintained for tax contingencies, the balance of which management believes is adequate.  Tax contingencies are analyzed periodically and adjustments are made when events occur to warrant a change. The company is currently in the examination phase of IRS audits for the years 1999 to 2003 and expects some or all of these audits to be completed within the next 12 months.  The results of audit assessments by taxing authorities are not anticipated to have a material adverse effect on cash flows or results of operations.

H. R. 4520, known as the “American Jobs Creation Act of 2004” allows electric utilities to take a deduction of up to 3% of their generation taxable income in 2005. On a stand-alone basis, KU expects to generate a deduction in 2005 which will reduce KU’s effective tax rate by less than 1%. See Note 1 and Note 7 of KU’s Notes to Financial Statements under Item 8.

Kentucky House Bill 272, also known as Kentucky’s Tax Modernization Plan, was signed into law in March 2005.  This bill contains a number of changes in Kentucky’s tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007.  The impact of these reduced rates is expected to decrease KU’s income tax expense in future periods.  Furthermore, these reduced rates will result in the reversal of accumulated temporary differences at lower rates than originally provided.  KU is presently evaluating the impact of this and other changes to the Kentucky tax system, however, no material adverse impacts on cash flows or results of operations are expected.

KU is subject to periodic changes in state tax law, regulation or interpretation, as well as enforcement proceedings.  KU is currently undergoing a routine Kentucky sales tax audit for the period January 1996 to July 2000.  The possible assessment or amount at issue is not known at this time, but is not expected to have a material adverse effect on cashflows or results of operations.

See Note 1 and Note 7 of KU’s Notes to Financial Statements under Item 8.

Deferred Income Taxes - KU expects to have adequate levels of taxable income to realize its recorded deferred tax assets.  See Note 7 of KU’s Notes to Financial Statements under Item 8 for a breakdown of deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

The following recent accounting pronouncements affected KU in 2004 and 2003:

SFAS No. 143

SFAS No. 143 was issued in 2001.  SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003.  Management has calculated the impact of SFAS No. 143 and FERC Final Order No. 631 issued in Docket No. RM02-7.  As of January 1, 2003, KU recorded ARO assets in the amount of $8.6 million and liabilities in the amount of $18.5 million.  KU also recorded a cumulative effect adjustment in the amount of $9.9 million to reflect the accumulated depreciation and accretion of ARO assets at the transition date less amounts previously accrued under regulatory depreciation.  KU recorded offsetting regulatory assets of $9.9 million, pursuant to regulatory treatment prescribed under SFAS No. 71.  Also pursuant to SFAS No. 71, KU recorded regulatory liabilities in the amount of $0.9 million offsetting removal costs previously accrued under regulatory accounting in excess of amounts allowed under SFAS No. 143.

Had SFAS No. 143 been in effect for the 2002 reporting period, KU would have established asset retirement obligations as described in the following table:

(in thousands)
Provision at January 1, 2002	$17,331
Accretion expense	1,146
Provision at December 31, 2002	$18,477

As of December 31, 2004, KU recorded ARO assets, net of accumulated depreciation, of $6.7 million and liabilities of $21.0 million.  As of December 31, 2003, KU had ARO assets, net of accumulated depreciation, of $6.9 million and liabilities of $19.7 million.  KU recorded offsetting regulatory assets of $12.8 million and $11.3 million and regulatory liabilities of $1.4 million and $1.2 million as of December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, KU recorded ARO accretion expense of $1.3 million, ARO depreciation expense of $0.2 million and an offsetting regulatory credit in the income statement of $1.5 million, pursuant to regulatory treatment prescribed under SFAS No. 71. For the year ended December 31, 2003, KU recorded ARO accretion expense of $1.2 million, ARO depreciation expense of $0.2 million and an offsetting regulatory credit in the income statement of $1.4 million.  SFAS No. 143 has no impact on the results of operations of KU.

KU AROs are primarily related to final retirement of assets associated with generating units.  For assets associated with AROs, the removal cost accrued through depreciation under regulatory accounting is established as a regulatory asset or liability pursuant to regulatory treatment prescribed under SFAS No. 71.  For the years ended December 31, 2004 and 2003, KU recorded $0.3 million for both periods in depreciation expense related to the cost of removal of ARO related assets.  An offsetting regulatory liability was established pursuant to regulatory treatment prescribed under SFAS No. 71.

KU also continues to include a cost of removal component in depreciation for assets that do not have a legal ARO. As of December 31, 2004 and 2003, KU has segregated this cost of removal, embedded in accumulated depreciation, of $266.8 million and $256.7 million, respectively, in accordance with FERC Order No. 631.  For reporting purposes in its Consolidated Balance Sheets included in Item 8, KU has presented this cost of removal as a regulatory liability pursuant to SFAS No. 71.

KU transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property.  Therefore, under SFAS No. 143, no material asset retirement obligations are recorded for transmission and distribution assets.

EITF No. 02-03

KU adopted EITF No. 98-10 effective January 1, 1999.  This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement.  Effective January 1, 2003, KU adopted EITF No. 02-03.  EITF No. 02-03 established the following:

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

As a result of EITF No. 02-03, KU has netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change.  KU applied this guidance to previously reported 2002 balances as shown below. The reclassifications had no impact on previously reported net income or common equity.

(in thousands)
Gross electric operating revenues as previously reported	$888,219
Less costs reclassified from power purchased	26,555
Net electric operating revenues	$861,664

Gross power purchased as previously reported	$157,955
Less costs reclassified to revenues	26,555
Net power purchased	$131,400

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, which was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003, except for certain instruments and certain entities which have been deferred by the FASB.  Such deferrals do not affect KU.

KU has no financial instruments that fall within the scope of SFAS No. 150.

FIN 46

In January 2003, the Financial Accounting Standards Board issued FIN 46.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period beginning after June 15, 2003.

In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance.  For potential variable interest entities other than special purpose entities, FIN 46R was required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004.  The original guidance under FIN 46 was applicable, however, for all special purpose entities created prior to February 1, 2003, at the end of the first interim or annual reporting period ending after December 15, 2003.  FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.  FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The adoption of FIN 46 and FIN 46R had no impact on the financial position or results of operations for KU.

Although KU holds investment interests in OVEC and EEI, it is not the primary beneficiary of OVEC or EEI, and, therefore, neither are consolidated into the financial statements of KU.  KU and 11 other electric utilities are participating owners of OVEC, located in Piketon, Ohio.  OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana.  KU’s share is 2.5%, representing approximately 55 Mw of generation capacity.

KU’s original investment in OVEC was made in 1952.  KU’s investment in OVEC is the equivalent of 2.5% of OVEC’s common stock and is accounted for under the cost method of accounting.  As of December 31, 2004, KU’s investment in OVEC totaled $0.3 million. KU’s maximum exposure to loss as a result of the involvement with OVEC is limited to the value of the investments.  In the event of the inability of OVEC to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.  See Note 11 of KU’s Notes to Financial Statements under Item 8 for further discussion of developments regarding KU’s ownership interests and power purchase rights.

KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois.  KU is entitled to take 20% of the available capacity of the station.  Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power generated by KU.  This contract governing the purchases from EEI will terminate on December 31, 2005.  Such power equated to approximately 10% of KU’s net generation system output in 2004.

KU’s original investment in EEI was made in 1953.  KU’s investment in EEI is accounted for under the equity method of accounting and, as of December 31, 2004, totaled $13.4 million.  KU’s direct exposure to loss as a result of its involvement with EEI is generally limited to the value of its investment.  In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.

FSP 106-2

In May 2004, the FASB finalized FSP 106-2 with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  FSP 106-2 does not have a material impact on KU.

FSP 109-1

In December 2004, the FASB finalized FSP 109-1, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with FAS 109.  FSP 109-1 became effective December 21, 2004, and does not have a material impact on KU.

LIQUIDITY AND CAPITAL RESOURCES

KU uses net cash generated from its operations and external financing (including financing from affiliates) to fund construction of plant and equipment and the payment of dividends.  KU believes that such sources of funds will be sufficient to meet the needs of its business in the foreseeable future.

As of December 31, 2004, KU is in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. KU expects to cover any working capital deficiencies with cash flow from operations, money pool borrowings, and borrowings from Fidelia.

Operating Activities

Cash provided by operations was $185.9 million, $233.4 million and $175.8 million 2004, 2003, and 2002, respectively.  The 2004 decrease compared to 2003 of $47.5 million was primarily due to an increase in accounts receivable of $63.0 million, including the termination of the accounts receivable securitization program, additional pension funding of $33.2 million and lower environmental cost recovery of $14.2 million. These decreases were partially offset by higher earnings of $42.1 million, higher accounts payable of $13.5 million and receipt of a litigation settlement of $11.4 million. The 2003 increase compared to 2002 of $57.6 million was primarily the result of an increase in accrued income taxes of $19.4 million, an increase in deferred income taxes of $17.3 million, a decrease in pension funding of $6.5 million and the change in accounts receivable balances of $4.6 million, including the sale of accounts receivable through the accounts receivable securitization program.  See Note 4 of KU’s Notes to Financial Statements under Item 8 for a discussion of accounts receivable securitization.

Investing Activities

KU’s primary use of funds for investing activities continues to be for capital expenditures.  Capital expenditures were $157.6 million, $341.9 million and $237.9 million in 2004, 2003 and 2002, respectively.  KU expects its capital expenditures for 2005 and 2006 to total approximately $448 million, which consists primarily of construction estimates associated with installation of FGDs on Ghent units, totaling $195.9 million, as described in the section titled “Environmental Matters,” the construction of Trimble County Unit 2, totaling $37.4 million, and on-going construction on generation and distribution assets.

Net cash used for investing activities decreased $185.2 million in 2004 compared to 2003 primarily due to the level of construction expenditures.  NOx expenditures were approximately $45.0 million in 2004 and $110.0 million in 2003, while CT expenditures were approximately $13.7 million in 2004 and $117.2 million in 2003. Net cash used for investment activities increased $107.5 million in 2003 compared to 2002 due to increased CT and NOx expenditures.

Financing Activities

Net cash inflows (outflows) from financing activities were $(30.6) million, $107.8 million and $64.2 million in 2004, 2003 and 2002, respectively.

In January 2004, KU entered into an unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012.  The proceeds were used to fund a pension contribution and to repay other debt obligations.

In May 2004, KU redeemed $4.8 million of its Series 14 Pollution Control Bonds which were initially issued in the amount of $7.2 million.

In October 2004, KU completed a refinancing transaction regarding $50 million in existing pollution control indebtedness.  The original indebtedness, 5.75% Pollution Control Bonds, Series 9, due December 1, 2023, was discharged in November 2004, with the proceeds from the replacement indebtedness, KU Pollution Control Bonds, Series 17, due October 1, 2034, which carries a variable, auction rate of interest.  The call premium and unamortized debt expense of the Series 9 bonds are deferred assets being amortized over the life of the Series 17 bonds.

In June 2003, KU’s first mortgage bond, 6.32% Series Q of $62 million matured.

In November 2003, KU called its first mortgage bond, Series P 8.55% of $33 million, due in 2027, and replaced it with a loan from Fidelia.

During 2003, KU entered into four long-term loans from Fidelia totaling $283 million.  $100 million of this total is unsecured and the remaining $183 million is collateralized by a pledge of substantially all assets of KU that is subordinated to the first mortgage bond lien.

In May 2002, KU issued $37.9 million variable-rate pollution control Series 12, 13, 14 and 15 due February 1, 2032, and exercised its call option on $37.9 million, 6.25% pollution control Series 1B, 2B, 3B, and 4B due February 1, 2018.

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

KU has a variety of intercompany funding alternatives available to meet its capital requirements.  KU participates in an intercompany money pool agreement wherein LG&E Energy and/or LG&E make funds available to KU at market-based rates up to $400 million.  Fidelia also provides long-term intercompany funding to KU.

Certain regulatory approvals are required for the Company to incur additional debt.  The Virginia Commission and the SEC authorize the issuance of short-term debt while the Kentucky Commission, the Virginia Commission, and the Tennessee Regulatory Authority authorize issuance of long-term debt.  As of December 31, 2004 the Company has received approvals from the Virginia Commission and the SEC to borrow up to $400 million in short-term funds.

KU’s debt ratings as of December 31, 2004, were:

	Moody’s	S&P

First mortgage bonds	A1	A
Preferred stock	Baa1	BBB-
Commercial paper	P-1	A-2

These ratings reflect the views of Moody’s and S&P.  A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Contractual Obligations

The following is provided to summarize KU’s contractual cash obligations for periods after December 31, 2004.  KU anticipates cash from operations and external financing will be sufficient to fund future obligations.

(in thousands) Contractual Cash Obligations	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter		Total
Short-term debt (a)	$34,820	$—	$—	$—	$—	$—		$34,820
Long-term debt	162,130	36,000	58,088	—	—	469,993	(b)	726,211
Unconditional power purchase obligations (c)	40,098	41,141	42,625	43,690	45,138	655,720		868,412
Coal purchase obligations (d)	263,418	156,613	64,886	35,808	—	—		520,725
Retirement obligations (e)	6,564	6,915	7,236	7,479	7,757	—		35,951
Other long-term obligations (f)	14,771	—	—	—	—	—		14,771
Total contractual cash obligations	$521,801	$240,669	$172,835	$86,977	$52,895	$1,125,713		$2,200,890

(a)          Represents borrowings from affiliated company due within one year.

(b)         Includes long-term debt of $87.1 million classified as current liabilities because these bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events.  Maturity dates for these bonds range from 2024 to 2032.  KU does not expect to pay these amounts in 2005.

(c)          Represents future minimum payments under OVEC, OMU and EEI purchased power agreements through 2024.

(d)         Represents contracts to purchase coal.

(e)          Represents currently projected cash flows for pension plans and other post-employment benefits as calculated by the actuary.

(f)            Represents construction commitments.

Sale and Leaseback Transaction

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

At December 31, 2004, the maximum aggregate amount of default fees or amounts, which decrease over the term of the lease, was $9.5 million, of which KU would be responsible for $5.9 million (62%).  KU has made arrangements with LG&E Energy, via guarantee and regulatory commitment, for LG&E Energy to pay its full portion of any default fees or amounts.

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

Interest Rate Sensitivity

KU has short-term and long-term variable-rate debt obligations outstanding.  At December 31, 2004, the potential change in interest expense associated with a 1% change in base interest rates of KU’s variable-rate debt is estimated at $3.8 million after the impact of interest rate swaps.

Interest rate swaps are used to hedge KU’s underlying debt obligations.  These swaps hedge specific debt issuances and, consistent with management’s designation, are accorded hedge accounting treatment.  See Note 4 of KU’s Notes to Financial Statements under Item 8.

As of December 31, 2004, KU has swaps with a combined notional value of $103 million.  The swaps exchange fixed-rate interest payments for floating rate interest payments on KU’s Series P and R first mortgage bonds.  The potential loss in fair value resulting from a hypothetical 1% adverse movement in base interest rates is estimated at $1.5 million as of December 31, 2004.  This estimate is derived from third-party valuations. Changes in the market value of these swaps, if held to maturity, will have no effect on KU’s net income or cash flow.  See Note 4 of KU’s Notes to Financial Statements under Item 8.

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

Energy Trading & Risk Management Activities

KU conducts energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity.  Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. Wholesale sales of excess asset capacity are treated as normal sales under these pronouncements and are not marked to market.  To be eligible for the normal sales exclusion under SFAS No. 133, sales are limited to the forecasted excess capacity of KU’s generation assets over what is needed to serve native load.  To be eligible for the normal purchases exclusion under SFAS No. 133 purchases must be used to serve KU’s native load. Without the normal sales and purchases exclusion these transactions would be considered derivatives and marked to market under SFAS No. 133.

The rescission of EITF No. 98-10 for fiscal periods ending after December 15, 2002, had no impact on KU’s energy trading and risk management reporting as all forward and option contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

The table below summarizes KU’s energy trading and risk management activities for 2004 and 2003:

(in thousands)	2004	2003
Fair value of contracts at beginning of period, net asset (liability)	$572	$(156)
Fair value of contracts when entered into during the period	(75)	2,654
Contracts realized or otherwise settled during the period	(858)	(569)
Changes in fair values due to changes in assumptions	164	(1,357)
Fair value of contracts at end of period, net (liability) asset	$(197)	$572

No changes to valuation techniques for energy trading and risk management activities occurred during 2004.  Changes in market pricing, interest rate and volatility assumptions were made during both years. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities, and interest rates.  The Company estimates that a movement in prices of $1 and a change in interest and volatilities of 1% would not result in a change of a material amount.  All contracts outstanding at December 31, 2004 have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

KU maintains policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies.  At December 31, 2004, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

Accounts Receivable Securitization

On February 6, 2001, KU implemented an accounts receivable securitization program.  KU terminated the accounts receivable securitization program in January 2004, and in May 2004, dissolved its inactive accounts receivable securitization-related subsidiary, KU R. The purpose of this program was to enable KU to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital. The securitization program allowed for a percentage of eligible receivables to be sold.  Eligible receivables were generally all receivables associated with retail sales that had standard terms and were not past due.  KU was able to terminate this program at any time without penalty.

As part of the program, KU sold retail accounts receivable to KU R.  Simultaneously, KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby KU R could sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $50 million from unrelated third-party purchasers.  The effective cost of the receivable program was comparable to KU’s lowest cost source of capital, and was based on prime rated commercial paper.  KU retained servicing rights of the sold receivables through two separate servicing agreements with the third-party purchasers.  KU obtained an opinion from independent legal counsel indicating these transactions qualified as a true sale of receivables.

To determine KU’s retained interest, the proceeds on the sale of receivables to the financial institutions was netted against the amount of eligible receivables sold by KU to KU R.  Interest expense, program fees, and facility fees paid to the financial institutions and an allowance for doubtful accounts were deducted to arrive at the future value of retained interest.  The future value was discounted using the prime rate plus 25 basis points, assuming a 45-day receivable life.  No material pre-tax gains or losses from the sale of the receivables occurred during 2004, 2003 and 2002.  KU’s net cash flows from KU R were $(50.1) million, $(0.1) million and $3.3 million for 2004, 2003 and 2002, respectively.

The allowance for doubtful accounts associated with the eligible securitized receivables at December 31 was $0.5 million in 2003 and 2002.  This allowance was based on historical experience of KU. Each securitization facility contained a fully funded reserve for uncollectible receivables.

RATES AND REGULATION

KU is subject to the jurisdiction of the Kentucky Commission, the Virginia Commission, the Tennessee Regulatory Authority, and FERC in virtually all matters related to electric utility regulation, and as such, its accounting is subject to SFAS No. 71.  Given KU’s competitive position in the marketplace and the status of regulation in the states of Kentucky and Virginia, KU has no plans or intentions to discontinue its application of SFAS No. 71.  See Note 3 of KU’s Notes to Financial Statements under Item 8.

Electric Rate Case. In December 2003, KU filed an application with the Kentucky Commission requesting an adjustment in KU’s electric rates.  KU asked for a general adjustment in electric rates based on the twelve month test year ended September 30, 2003.  The revenue increase requested was $58.3 million.

On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of KU.  The Kentucky Commission’s order largely accepted proposed settlement agreements filed in May 2004 by KU and a majority of the parties to the rate case proceedings.   The rate increases took effect on July 1, 2004.

In the Kentucky Commission’s order, KU was granted an increase in annual base electric rates of approximately $46.1 million (6.8%).  Other provisions of the order include decisions on certain depreciation, ECR and VDT amounts or mechanisms and a termination of the ESM with respect to all periods after 2003.  The order also provided for a recovery before March 31, 2005, by KU of previously requested amounts relating to the ESM during 2003.

During July 2004, the AG served subpoenas on KU, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between KU and the Kentucky Commission, particularly during the period covered by the rate case. The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues. Subsequently, the AG filed pleadings with the Kentucky Commission requesting rehearing of the rate case on certain computational components of the increased rates, including income tax, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG’s rehearing request on the cost of removal and depreciation issues, with the effect that the rate increase order is final as to these matters, subject to the parties’ rights to judicial appeals. The Kentucky Commission further agreed to hold in abeyance further proceedings in the rate case, including the AG’s concerns about alleged improper communications, until the AG could file with the Kentucky Commission an investigative report regarding the latter issue. In addition, the Kentucky Commission granted a rehearing on the income tax component once the abeyance discussed above is lifted.

In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky regarding the scope and timing of document production or other information required or agreed to be produced under the AG’s subpoenas and matters were consolidated into the Franklin County court.  In October 2004, the AG filed a motion with the Kentucky Commission requesting that the previously granted rate increase be set aside, that KU resubmit any applications for rate increases and that relevant Kentucky Commission personnel be recused from participation in rate case proceedings.  In November 2004, the Franklin County, Kentucky court denied an AG request for sanctions on KU relating to production matters and narrowed the AG’s permitted scope of discovery.   In January 2005, the AG conducted interviews of certain Company individuals.

In January 2005, the AG submitted its report to the Franklin County, Kentucky Circuit Court in confidence.  Concurrently the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by KU in its conduct of activities before the Kentucky Commission or other state governmental entities and requesting release of the report to such agencies.  During February 2005 the court ruled that the report be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case, including ending the current abeyance.  To date, KU has neither seen nor requested copies of the report or its contents.

KU believes no improprieties have occurred in its communications with the Kentucky Commission and is cooperating with the proceedings before the AG and the Kentucky Commission.

KU is currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG’s report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increase in base rates.

VDT Costs - Kentucky Commission Settlement Order.  During the first quarter 2001, KU recorded a $64 million charge for a workforce reduction program.  Primary components of the charge were separation benefits, enhanced early retirement benefits, and healthcare benefits. The result of this workforce reduction was the elimination of approximately 300 positions, accomplished primarily through a voluntary enhanced severance program.

In June 2001, KU filed an application (VDT case) with the Kentucky Commission to create a regulatory asset relating to these first quarter 2001 charges.  The application requested permission to amortize these costs over a four-year period.  The Kentucky Commission also opened a case to review a new depreciation study and resulting depreciation rates implemented in 2001.

In December 2001, the Kentucky Commission approved a settlement in the VDT case as well as other cases involving the depreciation rates and ESM.  The order approving the settlement allowed KU to set up a regulatory asset of $54 million for the workforce reduction costs and begin amortizing these costs over a five-year period starting in April 2001. The first quarter 2001 charge of $64 million represented all employees who had accepted a voluntary enhanced severance program.  Some employees rescinded their participation in the voluntary enhanced severance program which, along with the non-recurring charge of $6.9 million for FERC and Virginia jurisdictions, decreased the original charge to the regulatory asset from $64 million to $54 million. The settlement reduces revenues approximately $11 million through a surcredit on bills to ratepayers over the same five-year period.  The surcredit represents net savings stipulated  by KU.

As mentioned, the current five-year VDT amortization period is scheduled to expire in March 2006.  As part of the settlement agreements in the electric and gas rate cases, KU shall file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration.  The surcredit shall remain in effect following the expiration of the fifth year until the Commission enters an order on the future disposition of VDT-related issues.

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

ESM.  Prior to 2004, KU’s Kentucky retail electric rates were subject to an ESM.  The ESM, initially in place for three years beginning in 2000, set an upper and lower point for rate of return on equity, whereby if KU’s rate of return for the calendar year fell within the range of 10.5% to 12.5%, no action was necessary.  If earnings were above the upper limit, the excess earnings were shared 40% with ratepayers and 60% with shareholders; if earnings were below the lower limit, the earnings deficiency was recovered 40% from ratepayers and 60% from shareholders.  By order of the Kentucky Commission, rate changes prompted by the ESM filing went into effect in April of each year subject to a balancing adjustment in successive periods.  There is no ESM for Virginia retail electric rates.

In November 2002, KU filed a revised ESM tariff which proposed continuance of the existing ESM through December 2005.  In addition, the Kentucky Commission initiated a focused management audit to review the ESM plan and reassess its reasonableness.  KU and interested parties had the opportunity to provide recommendations for modification and continuance of the ESM or other forms of alternative or incentive regulation.

KU filed its final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $16.2 million. Based upon estimates, KU previously accrued $9.3 million for the 2003 ESM as of December 31, 2003.

On June 30, 2004, the Kentucky Commission issued an order largely accepting proposed settlement agreements by KU and all intervenors regarding the ESM.  Under the ESM settlements, KU will continue to collect approximately $16.2 million of previously requested 2003 ESM revenue amounts through March 2005.  As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

As a result of the settlement, KU accrued an additional $6.9 million in June 2004, related to 2003 ESM revenue.

FAC.  KU’s Kentucky retail electric rates contain a FAC, whereby increases or decreases in the cost of fuel for electric generation are reflected in the rates charged to retail electric customers.  In January 2003, the Kentucky Commission reviewed KU’s FAC for the six month period ended October 31, 2001. The Kentucky Commission ordered KU to reduce its fuel costs for purposes of calculating its FAC by $0.7 million. At issue was the purchase of approximately 102,000 tons of coal from Western Kentucky Energy Corporation, a non-regulated affiliate, for use at KU’s Ghent facility. The Kentucky Commission further ordered that an independent audit be conducted to examine operational and management aspects of both KU’s and LG&E’s fuel procurement functions. The final report was issued in February 2004. The report’s recommendations related to documentation and process improvements.  Management Audit Action Plans were agreed upon by KU and the Kentucky Commission Staff in the second quarter of 2004.  KU filed its first Audit Progress Report with the Kentucky Commission Staff in November 2004.  A second Audit Progress Report is due in May 2005.

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

In December 2004, the Kentucky Commission initiated a two-year review of KU’s past operations of the fuel clause and transfer of fuel costs from the fuel adjustment clause to base rates.   A public hearing on the matter was held on March 17, 2005.  An order by the Kentucky Commission is expected in April 2005.  KU is seeking to increase the fuel component of base rates.  KU does not anticipate any issues will arise during the regulatory proceeding.

In February 2005, KU filed with the Virginia Commission an application seeking approval of an increase in its fuel cost factor to reflect higher fuel costs incurred.   KU anticipates implementing the increased fuel cost factor with April 2005 billings.

DSM.  In May 2001, the Kentucky Commission approved a plan that would expand LG&E’s DSM programs into the service territory served by KU.  The plan included a rate mechanism that provided for concurrent recovery of DSM costs, provided an incentive for implementing DSM programs, and recovered revenues from lost sales associated with the DSM programs based on program plan engineering estimates and post-implementation evaluations.

ECR.  In August 2002, KU filed an application with the Kentucky Commission to amend its compliance plan to allow recovery of the cost of a new and additional environmental compliance facilities.  The estimated capital cost of the additional facilities is $17.3 million.  A final order was issued in February 2003. The final order approved recovery of the new environmental compliance facility totaling $17.3 million.  Cost recovery through the environmental surcharge of the approved project commenced with bills rendered in April 2003.

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

In June 2004, the Kentucky Commission issued an order approving a settlement agreement that, among other things, revised the rate of return for KU’s post-1994 plan to 11.19%, with an 11% return on common equity.  The order also approved the elimination of KU’s 1994 Plan for its ECR billing mechanism, with all remaining costs associated with that plan to be included in their entirety in base rates.

In December 2004, KU filed an application with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at the Ghent and Brown stations, and to amend its compliance plan to allow recovery of costs associated with new and additional environmental compliance facilities.  The estimated capital cost of the additional facilities is $702.5 million, of which $658.9 million is for the FGDs.  A final order in the case is expected in June 2005.

MISO.  KU is a founding member of the MISO.  Membership was obtained in 1998 in response to and consistent with federal policy initiatives.  In February 2002, KU turned over operational control of its high voltage transmission facilities (100kV and above) to the MISO.  The MISO currently controls over 100,000 miles of transmission over 1.1 million square miles located in the northern Midwest between Manitoba, Canada and Kentucky.  In September 2002, FERC granted a 12.88% ROE on transmission facilities for KU and the rest of the MISO owners.  On February 18, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that FERC did not provide proper notice that it would consider an incentive adder of 50 basis points, but affirmed the September 2002 FERC order in all other respects.  Effective ROE, retroactive to February 1, 2002, is 12.38% for KU and the original MISO owners.

In October 2001, the FERC issued an order requiring that the bundled retail load and grandfathered wholesale load of each member transmission owner be included in the current calculation of the MISO’s “cost-adder,” the Schedule 10 charges designed to recover the MISO’s costs of operation, including start-up capital (debt) costs.  KU, along with several other transmission owners, opposed the FERC’s ruling on this matter. The opposition was rejected by the FERC in 2002.   Later that year, the MISO’s transmission owners, appealed the FERC’s decision to the United States Court of Appeals for the District of Columbia Circuit.  In response, in November 2002, the FERC requested that the Court issue a partial remand of its challenged orders to allow the FERC to revisit certain issues, and requested that the case be held in abeyance pending the agency’s resolution of such issues.  The Court granted the FERC’s petition in December 2002.   In February 2003, FERC issued an order reaffirming its position concerning the calculation of the Schedule 10 charges and in July 2003 denied a rehearing. KU, along with several other transmission owners, again petitioned the District Court of Columbia Circuit for review. In July 2004, the court affirmed the FERC ruling.

In August 2004, the MISO filed its FERC-required proposed TEMT.  In September and October 2004, many MISO-related parties (including KU) filed proposals with the FERC regarding pending MISO-filed changes to transmission pricing principles, including the TEMT and elimination of RTORs. Additional filings of the companies before FERC in September 2004 sought to address issues relating to the treatment of certain GFA's should TEMT become effective. The utility proposals generally seek to appropriately delay the RTORs and TEMT effective dates based upon errors in administrative or procedural processes used by FERC or to appropriately limit potential reductions in transmission revenues received by the utilities should the RTORs, TEMT or GFA structures be implemented.  At present, existing FERC orders conditionally approve elimination of RTORs and implementation of general TEMT rates in the MISO by spring 2005.  At this time, KU cannot predict the outcome or effects of the various FERC proceedings described above, including whether such will have a material impact on the financial condition or results of operations of the companies. Financial consequences (changes in transmission revenues and costs) associated with the upcoming transmission market tariff changes are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.  Should KU be ordered to exit MISO, current MISO rules may also impose an exit fee.  KU is not able to predict the estimated outcome or economic impact of any of the MISO-related matters.  While KU believes legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery.

The MISO plans to implement a Day-ahead and Real-time market, including a congestion management system in April 2005. This system will be similar to the LMP system currently used by the PJM RTO and contemplated in FERC’s SMD NOPR, currently being discussed.  The MISO filed with FERC a mechanism for recovery of costs for the congestion management system.  They proposed the addition of two new Schedules, 16 and 17.  Schedule 16 is the MISO’s cost recovery mechanism for the Financial Transmission Rights Administrative Service it will provide.  Schedule 17 is the MISO’s mechanism for recovering costs it will incur for providing Energy Marketing Support Administrative Service.  The MISO transmission owners, including KU, have objected to the allocation of costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

The Kentucky Commission opened an investigation into KU’s membership in the MISO in July 2003. The Kentucky Commission directed KU to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership.  KU engaged an independent third-party to conduct a cost benefit analysis on this issue.  The information was filed with the Kentucky Commission in September 2003.  The analysis and testimony supported the exit from the MISO, under certain conditions.  The MISO filed its own testimony and cost benefit analysis in December 2003.  A final Kentucky Commission order was expected in the second quarter of 2004; that ruling has since been delayed until summer 2005 due to the Kentucky Commission’s request for additional testimony on the MISO’s Market Tariff filing at FERC.

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

Kentucky Commission Strategic Blueprint.  In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including KU, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  KU must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

FERC SMD NOPR.  In July 2002, the FERC issued a NOPR in Docket No. RM01-12-000 which would substantially alter the regulations governing the nation’s wholesale electricity markets by establishing a common set of rules, defined as SMD. The SMD NOPR would require each public utility that owns, operates, or controls interstate transmission facilities to become an ITP, belong to an RTO that is an ITP, or contract with an ITP for operation of its transmission assets. It would also establish a standardized congestion management system, real-time and day-ahead energy markets, and a single transmission service for network and point-to-point transmission customers. Review of the proposed rulemaking is underway and no time frame has been established by the FERC for adoption of a final rule.  While it is expected that the SMD final rule will affect KU’s revenues and expenses, the specific impact of the rulemaking is not known at this time.

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

Environmental Matters.  KU is subject to SO2 and NOx emission limits on its electric generating units pursuant to the Clean Air Act.  KU met its Phase I SO2 requirements primarily through installation of FGD equipment on Ghent Unit 1 and through the consumption of emission allowances granted under the Clean Air Act.  KU’s strategy for Phase II SO2 reductions, which commenced January 1, 2000, has been to use accumulated emissions allowances to delay additional capital expenditures and will include fuel switching and the installation of additional FGDs as necessary. KU decided in December 2004 that additional FGDs will be necessary to maintain compliance with Phase II SO2 reductions.  Those installations are currently scheduled for completion in 2007-2009.   KU met the NOx emission requirements of the Act through installation of low-NOx burner systems. KU’s compliance plans are subject to many factors including developments in the emission allowance and fuel markets, future regulatory and legislative initiatives, and advances in clean air control technology.  KU will continue to monitor these developments to ensure that its environmental obligations are met in the most efficient and cost-effective manner.

In September 1998, the EPA announced its final “NOx SIP Call” rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region.  The Commonwealth of Kentucky SIP, which was approved by the EPA on June 24, 2003, requires reductions in NOx emissions from coal-fired generating units to the 0.15 lb./MMBtu level on a system-wide basis.  In related proceedings in response to petitions filed by various Northeast states, in December 1999, the EPA issued a final rule pursuant to Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all KU units in the eastern half of Kentucky.  Additional petitions currently pending before the EPA may potentially result in rules encompassing KU’s remaining generating units.  As a result of appeals to both rules, the compliance date was extended to May 31, 2004.  All KU generating units are in compliance with these NOx emissions reduction rules.

KU has added significant NOx controls to its generating units through the installation of SCR systems, advanced low-NOx burners and neural networks.  The NOx controls project commenced in late 2000 with the controls being placed into operation prior to the 2004 Summer Ozone Season. As of December 31, 2004, KU incurred total capital costs of approximately $219 million to reduce its NOx emissions below the 0.15 lb./MMBtu level on a company-wide basis.  In addition, KU will incur additional operating and maintenance costs in operating new NOx controls.  KU believes its costs in this regard to be comparable to those of similarly situated utilities with like generation assets. KU anticipated that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism and believed that a significant portion of such costs could be recovered.  In April 2001, the Kentucky Commission granted recovery of these costs for KU.

KU is also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA’s revised air quality standards for ozone and particulate matter, measures to implement EPA’s regional haze rule, and EPA’s Clean Air Mercury Rule which regulates mercury emissions from steam electric generating units and reductions in emissions of SO2 and NOx required under the Clean Air Interstate Rule.  KU has implemented a plan for adding significant additional SO2 controls to its generating units.  Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e. FGD’s) commencing in mid 2005 and continuing through the final installation and operation in 2009.  KU estimates that it will incur $678 million in capital costs related to the reduction of its SO2 emissions to achieve compliance with current emission limits on a company-wide basis.  In addition, KU will incur additional operating and maintenance costs in operating new SO2 controls.  KU believes its costs in this regard to be comparable to those of similarly situated utilities with like generation assets.  KU anticipates that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism and believes that a significant portion of such costs could be recovered.  In December 2004, KU filed an application seeking recovery of its costs. KU expects the Kentucky Commission to issue an Order granting recovery of these costs in June 2005.

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

In October 1999, approximately 38,000 gallons of diesel fuel leaked from a cracked valve in an underground pipeline at KU’s E.W. Brown Station.  KU commenced immediate spill containment and recovery measures which continued under the oversight of EPA and state officials and prevented the spill from reaching the Kentucky River.  KU ultimately recovered approximately 34,000 gallons of diesel fuel.  In November 1999, the Kentucky Division of Water issued a notice of violation for the incident.  KU has settled all outstanding issues for this incident with the Commonwealth of Kentucky.  KU incurred costs of approximately $1.8 million and received insurance reimbursement of $1.2 million.  In December 2002, the Department of Justice (DOJ) sent correspondence to KU regarding a potential per-day fine for failure to timely submit a facility response plan and a per-gallon fine for the amount of oil discharged.  During August 2004, KU, the EPA, and the Department of Justice agreed in principle to settle outstanding matters concerning the 1999 oil discharge at KU’s E.W. Brown plant for approximately $0.6 million. The settlement is subject to completion of final definitive documents but is anticipated to be resolved by the construction of a separate environmental capital project and a cash payment of approximately $0.2 million. At December 31, 2004, KU has recorded an accrual and expense to operations of $0.2 million.

In April 2002, the EPA sent correspondence to KU regarding potential exposure in connection with $1.5 million in completed remediation costs associated with a transformer scrap-yard.  KU believes it is one of the more remote parties, among a number of potentially responsible parties, and has entered into settlement discussions with the EPA and the Kentucky Division of Waste Management on this matter.

In January 2005, approximately 1,000 gallons of fuel oil leaked from a cracked weld in a storage tank at KU’s Green River Generating Station.  KU commenced immediate spill containment, recovery and remediation actions and has received satisfactory inspections from state regulators to date.  The cost related to the cleanup of the oil spill is expected to be immaterial.

See Note 11 of KU’s Notes to Financial Statements under Item 8 for an additional discussion of environmental issues.

Lock 7 License Matter.  KU's 1.8 Mw hydroelectric facility located at Lock No. 7 on the Kentucky River has been inactive since 1999.  In connection with a possible transfer of Lock No.7 and the dam at the site from the U.S. Army Corps of Engineers to the Kentucky River Authority, KU is seeking to surrender or transfer its FERC license governing the hydroelectric facility.  KU has entered into negotiations with a prospective third party acquirer for the license.  If KU is unable to successfully transfer the license, it may become or remain obligated for certain construction or demolition expenditures or other financial liabilities in the approximate amount of $4 million.

FUTURE OUTLOOK

Competition and Customer Choice

In the last several years, KU has taken many steps to keep its rates low while maintaining high levels of customer satisfaction, including a reduction in the number of employees; aggressive cost cutting; an increase in focus on commercial, industrial and residential customers; an increase in employee involvement and training; and continuous modifications of its organizational structure.  KU will take additional steps to better position itself should retail competition come to Kentucky.

At this time, neither the Kentucky General Assembly nor the Kentucky Commission has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of the ultimate legislative or regulatory actions regarding industry restructuring and their impact on KU, which may be significant, cannot currently be predicted.  Some states that have already deregulated have begun discussions that could lead to re-regulation.

In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.”  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including KU, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  KU must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

Virginia has enacted a phase-in of customer choice through the Virginia Electric Restructuring Act.  The Virginia Commission is promulgating regulations to govern the various activities required by the Act.  Effective July 1, 2003, the General Assembly of Virginia amended and reenacted Section 56-580 of the Code of Virginia with language that effectively exempts all KU Virginia service territory from retail choice until such time as retail choice is offered to customers in KU’s other service territories.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See LG&E’s and KU’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Market Risks, under Item 7.

ITEM 8. Financial Statements and Supplementary Data.

INDEX OF ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
Capital Corp.	LG&E Capital Corp.
Clean Air Act	The Clean Air Act, as amended in 1990
CCN	Certificate of Public Convenience and Necessity
CO2	Carbon Dioxide
CT	Combustion Turbines
CWIP	Construction Work in Progress
DSM	Demand Side Management
ECAR	East Central Area Reliability Region
ECR	Environmental Cost Recovery
EEI	Electric Energy, Inc.
EITF	Emerging Issues Task Force Issue
E.ON	E.ON AG
EPA	U.S. Environmental Protection Agency
ESM	Earnings Sharing Mechanism
F	Fahrenheit
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FPA	Federal Power Act
FT and FT-A	Firm Transportation
GSC	Gas Supply Clause
IBEW	International Brotherhood of Electrical Workers
IMEA	Illinois Municipal Electric Agency
IMPA	Indiana Municipal Power Agency
Kentucky Commission	Kentucky Public Service Commission
KIUC	Kentucky Industrial Utility Consumers, Inc.
KU	Kentucky Utilities Company
KU Energy	KU Energy Corporation
KU R	KU Receivables LLC
kV	Kilovolts
Kva	Kilovolt-ampere
KW	Kilowatts
Kwh	Kilowatt hours
LEM	LG&E Energy Marketing Inc.
LG&E	Louisville Gas and Electric Company
LG&E Energy	LG&E Energy LLC (as successor to LG&E Energy Corp.)
LG&E R	LG&E Receivables LLC
LG&E Services	LG&E Energy Services Inc.
LNG	Liquefied Natural Gas
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
MMBtu	Million British thermal units
Moody’s	Moody’s Investor Services, Inc.
Mw	Megawatts
Mwh	Megawatt hours
NNS	No-Notice Service
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxide
OATT	Open Access Transmission Tariff
OMU	Owensboro Municipal Utilities
OVEC	Ohio Valley Electric Corporation
PBR	Performance-Based Ratemaking
PJM	Pennsylvania, New Jersey, Maryland Interconnection
Powergen	Powergen Limited (formerly Powergen plc)
PUHCA	Public Utility Holding Company Act of 1935

ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Rating Services
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SMD	Standard Market Design
SO2	Sulfur Dioxide
Tennessee Gas	Tennessee Gas Pipeline Company
Texas Gas	Texas Gas Transmission LLC
Trimble County	LG&E’s Trimble County Unit 1
USWA	United Steelworkers of America
Utility Operations	Operations of LG&E and KU
VDT	Value Delivery Team Process
Virginia Commission	Virginia State Corporation Commission
Virginia Staff	Virginia State Corporation Commission Staff
WNA	Weather Normalization Adjustment

Louisville Gas and Electric Company and Subsidiary

Consolidated Statements of Income

(Thousands of $)

	Years Ended December 31
	2004	2003	2002
OPERATING REVENUES:
Electric (Note 14)	$815,697	$768,188	$736,042
Gas	357,071	325,333	267,693
Total operating revenues (Note 1)	1,172,768	1,093,521	1,003,735

OPERATING EXPENSES:
Fuel for electric generation	207,092	196,965	194,900
Power purchased (Note 14)	92,047	79,621	61,881
Gas supply expenses	266,013	233,601	182,108
Other operation and maintenance expenses	306,008	291,295	285,991
Depreciation and amortization (Note 1)	116,577	113,287	105,906
Total operating expenses	987,737	914,769	830,786

Net operating income	185,031	178,752	172,949

Other income (expense) - net (Note 8 and Note 14)	(3,332)	(7,193)	(1,536)
Interest expense (Notes 9 and 10)	20,545	23,863	27,630
Interest expense to affiliated companies (Note 14)	12,242	6,784	2,175

Income before income taxes	148,912	140,912	141,608

Federal and state income taxes (Note 7)	53,294	50,073	52,679

Net income	$95,618	$90,839	$88,929

Consolidated Statements of Retained Earnings

(Thousands of $)

		Years Ended December 31
		2004	2003	2002

Balance January 1		$497,441	$409,319	$393,636
Add net income		95,618	90,839	88,929
		593,059	500,158	482,565

Deduct:	Cash dividends declared on stock:
5% cumulative preferred		1,075	1,075	1,075
Auction rate cumulative preferred		962	908	1,702
$5.875 cumulative preferred		—	734	1,469
Common		57,000	—	69,000
		59,037	2,717	73,246

Balance December 31		$534,022	$497,441	$409,319

The accompanying notes are an integral part of these consolidated financial statements.

Louisville Gas and Electric Company and Subsidiary

Consolidated Statements of Comprehensive Income

(Thousands of $)

	Years Ended December 31
	2004	2003	2002

Net income	$95,618	$90,839	$88,929

Gain/(losses) on derivative instruments and hedging activities, net of tax benefit/(expense) of $947, $(368) and $3,457 for 2004, 2003 and 2002, respectively (Notes 1 and 4)	(1,399)	544	(5,107)

Additional minimum pension liability adjustment, net of tax benefit/(expense) of $4,128, $(1,257) and $10,493 for 2004, 2003 and 2002, respectively (Note 6)	(6,100)	1,857	(15,505)

Other comprehensive (loss) income, net of tax (Note 15)	(7,499)	2,401	(20,612)

Comprehensive income	$88,119	$93,240	$68,317

The accompanying notes are an integral part of these consolidated financial statements.

Louisville Gas and Electric Company and Subsidiary

Consolidated Balance Sheets

(Thousands of $)

	December 31
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$6,809	$1,706
Accounts receivable - less reserve of $785 in 2004 and $3,515 in 2003 (Note 4)	166,990	84,585
Materials and supplies - at average cost:
Fuel (predominantly coal) (Note 1)	21,771	25,260
Gas stored underground (Note 1)	77,503	69,884
Other (Note 1)	26,159	24,971
Prepayments and other	3,921	5,281
	303,153	211,687

Other property and investments – less reserve of $63 in 2004 and 2003 (Note 1)	507	611

Utility plant, at original cost (Note 1):
Electric	3,113,653	2,809,957
Gas	487,771	468,504
Common	177,538	186,556
	3,778,962	3,465,017

Less: reserve for depreciation	1,396,341	1,326,899
	2,382,621	2,138,118

Construction work in progress	136,842	339,166
	2,519,463	2,477,284

Deferred debits and other assets:
Restricted cash (Note 1)	10,943	—
Unamortized debt expense (Note 1)	8,453	8,753
Regulatory assets (Note 3)	91,866	143,626
Other	32,167	40,121
	143,429	192,500

	$2,966,552	$2,882,082

The accompanying notes are an integral part of these consolidated financial statements.

Louisville Gas and Electric Company and Subsidiary

Consolidated Balance Sheets (continued)

(Thousands of $)

	December 31
	2004	2003
CAPITAL AND LIABILITIES:
Current liabilities:
Current portion of long-term debt:
Long-term bonds (Note 9)	$246,200	$246,200
Long-term notes to affiliated company (Note 9)	50,000	—
Mandatorily redeemable preferred stock (Note 9)	1,250	1,250
	297,450	247,450

Notes payable to affiliated company (Notes 10 and 14)	58,220	80,332
Accounts payable	106,090	93,118
Accounts payable to affiliated companies (Note 14)	31,709	38,343
Accrued income taxes	6,208	11,472
Customer deposits	14,016	10,493
Other	18,624	16,533
	234,867	250,291

	532,317	497,741
Long-term debt (see statements of capitalization):
Long-term bonds (Note 9)	328,104	328,104
Long-term notes to affiliated company (Note 9)	225,000	200,000
Mandatorily redeemable preferred stock (Note 9)	21,250	22,500
	574,354	550,604
Deferred credits and other liabilities:
Accumulated deferred income taxes (Notes 1 and 7)	347,233	337,704
Investment tax credit, in process of amortization	46,176	50,329
Accumulated provision for pensions and related benefits (Note 6)	120,566	140,598
Asset retirement obligations	10,266	9,747
Regulatory liabilities (Note 3):
Accumulated cost of removal of utility plant	220,214	216,491
Other	52,150	51,822
Other	40,105	32,957
	836,710	839,648
Commitments and contingencies (Note 11)

Cumulative preferred stock (see statements of capitalization)	70,425	70,425

Common equity (see statements of capitalization)	952,746	923,664

	$2,966,552	$2,882,082

The accompanying notes are an integral part of these consolidated financial statements.

Louisville Gas and Electric Company and Subsidiary

Consolidated Statements of Cash Flows

(Thousands of $)

	Years Ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,618	$90,839	$88,929
Items not requiring cash currently:
Depreciation and amortization	116,577	113,287	105,906
Deferred income taxes - net	5,533	20,123	11,915
Investment tax credit - net	(4,153)	(4,207)	(4,153)
VDT amortization	30,135	30,400	30,000
Mark-to-market financial instruments	2,576	(1,149)	8,512
Other	(2,023)	10,812	11,226
Change in certain net current assets:
Accounts receivable	(24,405)	(10,945)	(3,973)
Materials and supplies	(5,318)	(7,598)	(15,048)
Accounts payable	6,338	8,690	(26,299)
Accrued income taxes	(5,264)	17,165	(18,807)
Prepayments and other	6,827	906	321
Sale of accounts receivable (Note 4)	(58,000)	(5,200)	21,200
Pension funding	(34,492)	(89,125)	336
Gas supply clause receivable, net	10,296	(4,712)	3,873
Litigation settlement	6,972	—	—
Earnings sharing mechanism receivable	10,241	142	—
Other	14,178	(6,178)	(1,557)
Net cash provided by operating activities	171,636	163,250	212,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	103	153	412
Construction expenditures	(148,306)	(212,957)	(220,416)
Net cash used for investing activities	(148,203)	(212,804)	(220,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(10,943)	—	—
Long-term borrowings from affiliated company	125,000	200,000	—
Repayment of long-term borrowings from affiliated company	(50,000)	—	—
Repayment of short-term borrowings	—	—	(29,944)
Short-term borrowings from affiliated company	552,800	602,700	652,300
Repayment of short-term borrowings from affiliated company	(574,912)	(715,421)	(523,500)
Retirement of first mortgage bonds	—	(42,600)	—
Issuance of pollution control bonds	—	128,000	161,665
Issuance expense on pollution control bonds	(135)	(5,843)	(3,030)
Retirement of pollution control bonds	—	(128,000)	(161,665)
Retirement of mandatorily redeemable preferred stock	(1,250)	(1,250)	—
Payment of dividends	(58,890)	(3,341)	(73,300)
Net cash (used for) provided by financing activities	(18,330)	34,245	22,526

Change in cash and cash equivalents	5,103	(15,309)	14,903

Cash and cash equivalents at beginning of year	1,706	17,015	2,112

Cash and cash equivalents at end of year	$6,809	$1,706	$17,015

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Income taxes	$52,121	$24,868	$51,540
Interest on borrowed money	18,144	23,829	25,673
Interest to affiliated companies on borrowed money	11,323	4,162	1,850

The accompanying notes are an integral part of these consolidated financial statements.

Louisville Gas and Electric Company and Subsidiary

Consolidated Statements of Capitalization

(Thousands of $)

			December 31
			2004	2003
LONG-TERM DEBT (Note 9):
Pollution control series:
S due September 1, 2017, variable %			$31,000	$31,000
T due September 1, 2017, variable %			60,000	60,000
U due August 15, 2013, variable %			35,200	35,200
X due April 15, 2023, 5.90%			40,000	40,000
Y due May 1, 2027, variable %			25,000	25,000
Z due August 1, 2030, variable %			83,335	83,335
AA due September 1, 2027, variable %			10,104	10,104
BB due September 1, 2026, variable %			22,500	22,500
CC due September 1, 2026, variable %			27,500	27,500
DD due November 1, 2027, variable %			35,000	35,000
EE due November 1, 2027, variable %			35,000	35,000
FF due October 1, 2032, variable %			41,665	41,665
GG due October 1, 2033, variable %			128,000	128,000
Notes payable to Fidelia:
Due April 30, 2013, 4.55%, unsecured			100,000	100,000
Due August 15, 2013, 5.31%, secured			100,000	100,000
Due January 6, 2005, 1.53%, secured			50,000	—
Due January 16, 2012, 4.33%, secured			25,000	—
Mandatorily redeemable preferred stock:
$ 5.875 series, outstanding shares of 225,000 in 2004 and 237,500 in 2003			22,500	23,750

Total long-term debt outstanding			871,804	798,054

Less current portion of long-term debt			297,450	247,450

Long-term debt			574,354	550,604

CUMULATIVE PREFERRED STOCK:

	Shares Outstanding	Current Redemption Price
$25 par value, 1,720,000 shares authorized - 5% series	860,287	$28.00	21,507	21,507
Without par value, 6,750,000 shares authorized - Auction rate	500,000	$100.00	50,000	50,000
Preferred stock expense, net			(1,082)	(1,082)

			70,425	70,425

COMMON EQUITY:
Common stock, without par value -
Authorized 75,000,000 shares, outstanding 21,294,223 shares			425,170	425,170
Common stock expense			(836)	(836)
Additional paid-in capital			40,000	40,000
Accumulated other comprehensive income (Note 15)			(45,610)	(38,111)
Retained earnings			534,022	497,441

			952,746	923,664

Total capitalization			$1,597,525	$1,544,693

The accompanying notes are an integral part of these consolidated financial statements.

Louisville Gas and Electric Company and Subsidiary
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

LG&E, a subsidiary of LG&E Energy and an indirect subsidiary of E.ON, is a regulated public utility engaged in the generation, transmission, distribution, and sale of electric energy and the storage, distribution, and sale of natural gas in Louisville and adjacent areas in Kentucky.  LG&E Energy is an exempt public utility holding company with wholly owned subsidiaries including LG&E, KU, Capital Corp., LEM, and LG&E Services.  All of LG&E’s common stock is held by LG&E Energy.  In May 2004, LG&E dissolved its accounts receivable securitization-related subsidiary, LG&E R.  Prior to May 2004, the consolidated financial statements include the accounts of LG&E and LG&E R with the elimination of intercompany accounts and transactions.

On December 11, 2000, LG&E Energy was acquired by Powergen.   On July 1, 2002, E.ON, a German company, completed its acquisition of Powergen plc (now Powergen Limited).  E.ON is a registered public utility holding company under PUHCA.

No costs associated with the E.ON purchase of Powergen or the Powergen purchase of LG&E Energy nor any effects of purchase accounting have been reflected in the financial statements of LG&E.

Effective December 30, 2003, LG&E Energy LLC became the successor, by assignment and subsequent merger, to all assets and liabilities of LG&E Energy Corp.

Certain reclassification entries have been made to the previous years’ financial statements to conform to the 2004 presentation with no impact on the balance sheet net assets or previously reported income.  Effective December 31, 2004, operating and non-operating income taxes are presented as “Federal and State Income Taxes” on LG&E’s Consolidated Statements of Income.  Prior to December 31, 2004, the component of income taxes associated with operating income was included in net operating income and the component of income taxes associated with non-operating income taxes was included in other income (expense) – net.  LG&E has applied this change in presentation to all prior periods.

Regulatory Accounting.  Accounting for the regulated utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by FERC and the Kentucky Commission.  LG&E is subject to SFAS No. 71 under which certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates.  Likewise, certain credits that would otherwise be reflected as income are deferred as regulatory liabilities based on expected return to customers in future rates.  LG&E’s current or expected recovery of deferred costs and expected return of deferred credits is based on specific ratemaking decisions or precedent for each item.  See Note 3 for additional detail regarding regulatory assets and liabilities.

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

Depreciation and Amortization.  Depreciation is provided on the straight-line method over the estimated service lives of depreciable plant.  The amounts provided were approximately 3.1% in 2004 (2.9% electric, 2.8% gas, and 7.6% common); 3.3% in 2003 (2.9% electric, 2.8% gas and 9.4% common); and 3.1% for 2002 (2.9% electric, 2.8% gas and 6.6% common), of average depreciable plant.  Of the amount provided for depreciation, at December 31, 2004, approximately 0.4% electric, 0.9% gas and 0.04% common were related to the retirement, removal and disposal costs of long lived assets.   Of the amount provided for depreciation, at December 31, 2003, approximately 0.4% electric, 0.8% gas and 0.1% common were related to the retirement, removal and disposal costs of long lived assets.

Cash and Cash Equivalents.  LG&E considers all debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash.  A deposit in the amount of $10.9 million, used as collateral for a $83.3 million interest rate swap, is classified as restricted cash on LG&E’s balance sheet.

Fuel Inventory.  Fuel inventories of $21.8 million and $25.3 million at December 31, 2004, and 2003, respectively, are included in Fuel in the balance sheet.  The inventory is accounted for using the average-cost method.

Gas Stored Underground.  Gas inventories of $77.5 million and $69.9 million at December 31, 2004, and 2003, respectively, are included in gas stored underground in the balance sheet.  The inventory is accounted for using the average-cost method.

Other Materials and Supplies.  Non-fuel materials and supplies of $26.2 million and $25.0 million at December 31, 2004 and 2003, respectively, are accounted for using the average-cost method.

Financial Instruments.  LG&E uses over-the-counter interest-rate swap agreements to hedge its exposure to fluctuations in the interest rates it pays on variable-rate debt.  Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in other comprehensive income.  LG&E uses sales of market-traded electric forward contracts for periods less than one year to hedge the price volatility of its forecasted peak electric off-system sales.  Gains and losses resulting from ineffectiveness are shown in other income (expense) and to the extent that the hedging relationship has been effective, gains and losses are reflected in other comprehensive income.  Wholesale sales of excess asset capacity and wholesale purchases to be used to serve native load are treated as normal sales and purchases under SFAS No. 133, SFAS No. 138 and SFAS No. 149 and are not marked-to-market.  See Note 4, Financial Instruments and Note 15, Accumulated Other Comprehensive Income.

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

Income Taxes. Income taxes are accounted for under SFAS No.109.  In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain.  To provide for these uncertainties or exposures, an allowance is maintained for tax contingencies, the balance of which management believes is adequate.  Tax contingencies are analyzed periodically and adjustments are made when events occur to warrant a change.  The company is currently in the examination phase of IRS audits for the years 1999 to 2003 and expects some or all of these audits to be completed within the next 12 months.  The results of audit assessments by taxing authorities are not anticipated to have a material adverse effect on cash flows or results of operations.

Revenue Recognition.  Revenues are recorded based on service rendered to customers through month-end.  LG&E accrues an estimate for unbilled revenues from each meter reading date to the end of the accounting period based on allocating the daily system net deliveries between billed volumes and unbilled volumes. The allocation is based on a daily ratio of the number of meter reading cycles remaining in the month to the total number of meter reading cycles in each month.  Each day’s ratio is then multiplied by each day’s system net deliveries to determine an estimated billed and unbilled volume for each day of the accounting period.  The unbilled revenue estimates included in accounts receivable were approximately $63.0 million and $50.8 million at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts. At December 31, 2004 and 2003, the LG&E allowance for doubtful accounts was $0.8 million and $3.5 million, respectively. The allowance is based on the ratio of the amounts charged-off during the last twelve months to the retail revenues billed over the same period multiplied by the retail revenues billed over the last four months.  Accounts with no payment activity are charged-off after four months.

Fuel and Gas Costs.  The cost of fuel for electric generation is charged to expense as used, and the cost of gas supply is charged to expense as delivered to the distribution system.  LG&E implemented a Kentucky Commission-approved performance-based ratemaking mechanism related to gas procurement and off-system gas sales activity.  See Note 3, Rates and Regulatory Matters.

Other Property and Investments.  Other property and investments on the Balance Sheet consists of LG&E’s investment in OVEC and non-utility plant.  As of December 31, 2004 and 2003, LG&E’s investment in OVEC totaled $0.5 million.  In March 2005, LG&E purchased from AEP an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, which resulted in an increase in LG&E ownership in OVEC from 4.9% to 5.63%.  LG&E is not the primary beneficiary of OVEC, and, therefore, it is not consolidated into the financial statements of LG&E and is accounted for under the cost method of accounting.

Management’s Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent items at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accrued liabilities, including legal and environmental, are recorded when they are probable and estimable.  Actual results could differ from those estimates. See Note 11, Commitments and Contingencies, for a further discussion.

New Accounting Pronouncements. The following accounting pronouncements were issued that affected LG&E in 2004 and 2003:

SFAS No. 143

SFAS No. 143 was issued in 2001.  SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003.  Management has calculated the impact of SFAS No. 143 and FERC Final Order No. 631 issued in Docket No. RM02-7.  As of January 1, 2003, LG&E recorded ARO assets in the amount of $4.6 million and liabilities in the amount of $9.3 million.  LG&E also recorded a cumulative effect adjustment in the amount of $5.3 million to reflect the accumulated depreciation and accretion of ARO assets at the transition date less amounts previously accrued under regulatory depreciation.  LG&E recorded offsetting regulatory assets of $5.3 million, pursuant to regulatory treatment prescribed under SFAS No. 71.  Also pursuant to SFAS No. 71, LG&E recorded regulatory liabilities in the amount of $0.1 million offsetting removal costs previously accrued under regulatory accounting in excess of amounts allowed under SFAS No. 143.

Had SFAS No. 143 been in effect for the 2002 reporting period, LG&E would have established asset retirement obligations as described in the following table:

(in thousands)
Provision at January 1, 2002	$8,752
Accretion expense	578
Provision at December 31, 2002	$9,330

As of December 31, 2004, LG&E had ARO assets, net of accumulated depreciation, of $3.3 million and liabilities of $10.3 million.  As of December 31, 2003, LG&E had ARO assets, net of accumulated depreciation, of $3.5 million and liabilities of $9.7 million.  LG&E recorded regulatory assets of $6.9 million and $6.0 million and regulatory liabilities of $0.1 million as of both December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, LG&E recorded ARO accretion expense of approximately $0.7 million, ARO depreciation expense of $0.2 million and an offsetting regulatory credit in the income statement of $0.9 million, pursuant to regulatory treatment prescribed under SFAS No. 71.  For the year ended December 31, 2003, LG&E recorded ARO accretion expense of approximately $0.6 million, ARO depreciation expense of $0.1 million and an offsetting regulatory credit in the income statement of $0.7 million.  Removal costs incurred and charged against the ARO liability during 2004 and 2003, were $0.1 million and $0.2 million, respectively.  SFAS No. 143 has no impact on the results of operations of LG&E.

LG&E AROs are primarily related to final retirement of assets associated with generating units.  For assets associated with AROs, the removal cost accrued through depreciation under regulatory accounting is established as a regulatory asset or liability pursuant to regulatory treatment prescribed under SFAS No. 71.  For the years ended December 31, 2004 and 2003, LG&E recorded immaterial amounts (less than $0.1 million) of depreciation expense related to the cost of removal of ARO related assets.  An offsetting regulatory liability was established pursuant to regulatory treatment prescribed under SFAS No. 71.

LG&E also continues to include a cost of removal component in depreciation for assets that do not have a legal ARO.  As of December 31, 2004 and 2003, LG&E has segregated this cost of removal, embedded in accumulated depreciation, of $220.2 million and $216.5 million, respectively, in accordance with FERC Order No. 631. For reporting purposes in its Consolidated Balance Sheets, LG&E has presented this cost of removal as a regulatory liability pursuant to SFAS No. 71.

LG&E transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property.  Therefore, under SFAS No. 143, no material asset retirement obligations are recorded for transmission and distribution assets.

EITF No. 02-03

LG&E adopted EITF No. 98-10 effective January 1, 1999.  This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement.  Effective January 1, 2003, LG&E adopted EITF No. 02-03.  EITF No. 02-03 established the following:

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

As a result of EITF No. 02-03, LG&E has netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change.  LG&E applied this guidance to previously reported 2002 balances as shown below.  The reclassifications had no impact on previously reported net income or common equity.

(in thousands)
Gross electric operating revenues as previously reported	$1,026,184
Less costs reclassified from power purchased	22,449
Net electric operating revenues	$1,003,735

Gross power purchased as previously reported	$84,330
Less costs reclassified to revenues	22,449
Net power purchased	$61,881

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, which was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003, except for certain instruments and certain entities which have been deferred by the FASB.  Such deferrals do not affect LG&E.

LG&E has $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share.  LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2004 and 2003, leaving 225,000 shares currently outstanding.  Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current.  Dividends accrued beginning July 1, 2003 are charged as interest expense.

FIN 46

In January 2003, the Financial Accounting Standards Board issued FIN 46.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period beginning after June 15, 2003.

In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance.  For potential variable interest entities other than special purpose entities, FIN 46R was required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004.  The original guidance under FIN 46 was applicable, however, for all special purpose entities created prior to February 1, 2003, at the end of the first interim or annual reporting period ending after December 15, 2003.  FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.  FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The adoption of FIN 46 and FIN 46R has no impact on the financial position or results of operations of LG&E.

Although LG&E holds an investment interest in OVEC, it is not the primary beneficiary of OVEC and, therefore, OVEC is not consolidated into the financial statements of LG&E.

LG&E and 11 other electric utilities are participating owners of OVEC, located in Piketon, Ohio. OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana.  Through March 2006, LG&E’s share is 7%, representing approximately 155 Mw of generation capacity, and 5.63% thereafter.

LG&E’s original investment in OVEC was made in 1952.  As of December 31, 2004, LG&E’s investment in OVEC totaled $0.5 million.  In March 2005, LG&E purchased from AEP an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, which resulted in an increase in LG&E ownership in OVEC from 4.9% to 5.63%.  LG&E’s investment in OVEC is accounted for under the cost method of accounting.

LG&E’s maximum exposure to loss as a result of its involvement with OVEC is limited to the value of the investment.  In the event of the inability of OVEC to fulfill its power provision requirements, LG&E would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.  See Note 11 for further discussion of developments regarding LG&E’s ownership interest and power purchase rights.

FSP 106-2

In May 2004, the FASB finalized FSP 106-2 with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  FSP 106-2 does not have a material impact on LG&E.

FSP 109-1

In December 2004, the FASB finalized FSP 109-1, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with FAS 109.  FSP 109-1 became effective

December 21, 2004, and does not have a material impact on LG&E.

Note 2 – Mergers and Acquisitions

On July 1, 2002, E.ON completed its acquisition of Powergen, including LG&E Energy, for approximately £5.1 billion ($7.3 billion).  As a result of the acquisition, LG&E Energy became a wholly owned subsidiary of E.ON and, as a result, LG&E also became an indirect subsidiary of E.ON.  LG&E has continued its separate identity and serves customers in Kentucky under its existing name.  The preferred stock and debt securities of LG&E were not affected by this transaction and the utilities continue to file SEC reports.  Following the acquisition, E.ON became a registered holding company under PUHCA. LG&E, as a subsidiary of a registered holding company, is subject to additional regulations under PUHCA.  In March 2003, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary.  In early 2004, LG&E Energy commenced direct reporting arrangements to E.ON.

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

Electric and Gas Rate Cases

In December 2003, LG&E filed applications with the Kentucky Commission requesting adjustments in LG&E’s electric and gas rates.  LG&E asked for general adjustments in electric and gas rates based on the twelve month test year ended September 30, 2003.  The revenue increases requested were $63.8 million for electric and $19.1 million for gas.

On June 30, 2004, the Kentucky Commission issued an order approving increases in the base electric and gas rates of LG&E.  The Kentucky Commission’s order largely accepted proposed settlement agreements filed in May 2004 by LG&E and a majority of the parties to the rate case proceedings.   The rate increases took effect on July 1, 2004.

In the Kentucky Commission’s order, LG&E was granted increases in annual base electric rates of approximately $43.4 million (7.7%) and in annual base gas rates of approximately $11.9 million (3.4%).  Other provisions of the order include decisions on certain depreciation, gas supply clause, ECR and VDT amounts or mechanisms and a termination of the ESM with respect to all periods after 2003.  The order also provided for a recovery before March 31, 2005, by LG&E of previously requested amounts relating to the ESM during 2003.

During July 2004, the AG served subpoenas on LG&E, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between LG&E and the Kentucky Commission, particularly during the period covered by the rate cases. The Kentucky Commission has procedurally reopened the rate cases for the limited purpose of taking evidence, if any, as to the communication issues. Subsequently, the AG filed pleadings with the Kentucky Commission requesting rehearing of the rate cases on certain computational components of the increased rates, including income tax, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG’s rehearing request on the cost of removal and depreciation issues, with the effect that the rate increase order is final as to these matters, subject to the parties’ rights to judicial appeals. The Kentucky Commission further agreed to hold in abeyance further proceedings in the rate cases, including the AG’s concerns about alleged improper communications, until the AG could file with the Kentucky Commission an investigative report regarding the latter issue. In addition, the Kentucky Commission granted a rehearing on the income tax component once the abeyance discussed above is lifted.

In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky regarding the scope and timing of document production or other information required or agreed to be produced under the AG’s subpoenas and matters were consolidated into the Franklin County court.  In October 2004, the AG filed a motion with the Kentucky Commission requesting that the previously granted rate increases be set aside, that LG&E resubmit any applications for rate increases and that relevant Kentucky Commission personnel be recused from participation in rate case proceedings.  In November 2004, the Franklin County, Kentucky court denied an AG request for sanctions on LG&E relating to production matters and narrowed the AG’s permitted scope of discovery.   In January 2005, the AG conducted interviews of certain Company individuals.

In January 2005, the AG submitted its report to the Franklin County, Kentucky Circuit Court in confidence.  Concurrently the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by LG&E in its conduct of activities before the Kentucky Commission or other state governmental entities and requesting release of the report to such agencies.  During February 2005 the court ruled that the report be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate cases, including ending the current abeyance.  To date, LG&E has neither seen nor requested copies of the report or its contents.

LG&E believes no improprieties have occurred in its communications with the Kentucky Commission and is cooperating with the proceedings before the AG and the Kentucky Commission.

LG&E is currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG’s report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

Regulatory Assets and Liabilities

The following regulatory assets and liabilities were included in LG&E’s balance sheets as of December 31:

(in thousands)	2004	2003

VDT Costs	$37,676	$67,810
Unamortized loss on bonds	20,272	21,333
ARO	6,870	6,015
Merger surcredit	4,838	6,220
ESM	2,118	12,359
Rate case expenses	1,111	854
FAC	842	—
DSM	—	24
Gas supply adjustments due from customers	13,320	22,077
Gas performance base ratemaking	3,673	5,480
Manufactured gas sites	1,146	1,454
Total regulatory assets	$91,866	$143,626

Accumulated cost of removal of utility plant	$220,214	$216,491
Deferred income taxes - net	37,184	41,180
ECR	4,039	17
DSM	2,439	1,706
ARO	136	85
FAC	8	1,950
ESM	—	79
Gas supply adjustments due to customers	8,344	6,805
Total regulatory liabilities	$272,364	$268,313

LG&E currently earns a return on all regulatory assets except for gas supply adjustments, ESM, FAC, gas performance based ratemaking and DSM, all of which are separate rate mechanisms with recovery within twelve months.  Additionally, no current return is earned on the ARO regulatory asset.  This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.  See Note 1, Summary of Significant Accounting Policies.

VDT Costs - Kentucky Commission Settlement Order.  During the first quarter of 2001, LG&E recorded a $144 million charge for a workforce reduction program.  Primary components of the charge were separation benefits, enhanced early retirement benefits, and healthcare benefits.  The result of this workforce reduction was the elimination of approximately 700 positions, accomplished primarily through a voluntary enhanced severance program.

In June 2001, LG&E filed an application (VDT case) with the Kentucky Commission to create a regulatory asset relating to these first quarter 2001 charges.  The application requested permission to amortize these costs over a four-year period.  The Kentucky Commission also opened a case to review a new depreciation study and resulting depreciation rates implemented in 2001.

In December 2001, the Kentucky Commission approved a settlement in the VDT case as well as other cases involving the depreciation rates and ESM. The order approving the settlement allowed LG&E to set up a regulatory asset of $141 million for the workforce reduction costs and begin amortizing these costs over a five-year period starting in April 2001. The first quarter 2001 charge of $144 million represented all employees who had accepted a voluntary enhanced severance program.  Some employees rescinded their participation in the voluntary enhanced severance program, thereby decreasing the original charge to the regulatory asset from $144 million to $141 million. The settlement reduces revenues approximately $26 million through a surcredit on bills to ratepayers over the same five-year period.  The surcredit represents net savings stipulated by LG&E.

As mentioned, the current five-year VDT amortization period is scheduled to expire in March 2006.  As part of the settlement agreements in the electric and gas rate cases, LG&E shall file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration.  The surcredit shall remain in effect following the expiration of the fifth year until the Commission enters an order on the future disposition of VDT-related issues.

ARO.  At December 31, 2004 and 2003, LG&E had recorded $6.9 million and $6.0 million in regulatory assets and $0.1 million and $0.1 million in regulatory liabilities, respectively, related to SFAS No. 143.

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

ESM.  Prior to 2004, LG&E’s retail electric rates were subject to an ESM.  The ESM, initially in place for three years beginning in 2000, set an upper and lower point for rate of return on equity, whereby if LG&E’s rate of return for the calendar year fell within the range of 10.5% to 12.5%, no action was necessary.  If earnings were above the upper limit, the excess earnings were shared 40% with ratepayers and 60% with shareholders; if earnings were below the lower limit, the earnings deficiency was recovered 40% from ratepayers and 60% from shareholders.  By order of the Kentucky Commission, rate changes prompted by the ESM filing went into effect in April of each year subject to a balancing adjustment in successive periods.

In November 2002, LG&E filed a revised ESM tariff which proposed continuance of the existing ESM through December 2005.  In addition, the Kentucky Commission initiated a focused management audit to review the ESM plan and reassess its reasonableness.  LG&E and interested parties had the opportunity to provide recommendations for modification and continuance of the ESM or other forms of alternative or incentive regulation.

LG&E filed its final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $13.0 million. Based upon estimates, LG&E previously accrued $8.9 million for the 2003 ESM as of December 31, 2003.

On June 30, 2004, the Kentucky Commission issued an order largely accepting proposed settlement agreements by LG&E and all intervenors regarding the ESM.  Under the ESM settlements, LG&E will continue to collect approximately $13.0 million of previously requested 2003 ESM revenue amounts through March 2005.  As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

As a result of the settlement, LG&E accrued an additional $4.1 million in June 2004, related to 2003 ESM revenue.

FAC.  LG&E’s retail electric rates contain a FAC, whereby increases and decreases in the cost of fuel for electric generation are reflected in the rates charged to retail customers.  In January 2003, the Kentucky Commission reviewed KU’s FAC and, as part of the order in that case, required that an independent audit be conducted to examine operational and management aspects of both LG&E’s and KU’s fuel procurement functions.  The final report was issued in February 2004.  The report’s recommendations related to documentation and process improvements.  Management Audit Action Plans were agreed upon by LG&E and the Kentucky Commission Staff in the second quarter of 2004.  LG&E filed its first Audit Progress Report with the Kentucky Commission Staff in November 2004.  A second Audit Progress Report is due in May 2005.

The Kentucky Commission requires public hearings at six-month intervals to examine past fuel adjustments, and at two-year intervals to review past operations of the fuel clause and transfer of the then current fuel adjustment charge or credit to the base charges.  No significant issues have been identified as a result of these reviews.

In December 2004, the Kentucky Commission initiated a two-year review of LG&E’s past operations of the fuel clause and transfer of fuel costs from the fuel adjustment clause to base rates.  A public hearing on the matter was held on March 17, 2005.  An order by the Kentucky Commission is expected in April 2005.  LG&E is seeking to increase the fuel component of base rates.  LG&E does not anticipate any issues will arise during the regulatory proceeding.

DSM.  LG&E’s rates contain a DSM provision.  The provision includes a rate mechanism that provides concurrent recovery of DSM costs and provides an incentive for implementing DSM programs.  This provision allowed LG&E to recover revenues from lost sales associated with the DSM programs.  In May 2001, the Kentucky Commission approved LG&E’s plan to continue DSM programs.  This plan called for the expansion of the LG&E DSM programs into the service territory served by KU and proposed a mechanism to recover revenues from lost sales associated with DSM programs based on program plan engineering estimates and post-implementation evaluations.

Gas Supply Cost PBR Mechanism.   Since November 1, 1997, LG&E has operated under a PBR mechanism related to its gas procurement activities.   LG&E’s rates are adjusted annually to recover its portion of the savings (or expenses) incurred during each PBR year (12 months ending October 31). Since its implementation on November 1, 1997, through October 31, 2004, LG&E has achieved $60.7 million in savings. Of that total savings amount, LG&E’s portion has been $22.7 million and the ratepayers’ portion has been $38.0 million.  Pursuant to the extension of LG&E’s gas supply cost PBR mechanism effective November 1, 2001, the sharing mechanism under PBR requires savings (and expenses) to be shared 25% with shareholders and 75% with ratepayers up to 4.5% of the benchmarked gas costs.  Savings (and expenses) in excess of 4.5% of the benchmarked gas costs are shared 50% with shareholders and 50% with ratepayers.  LG&E filed a report and assessment with the Kentucky Commission on December 30, 2004, seeking modification and extension of the mechanism.

Accumulated Cost of Removal.  As of December 31, 2004 and 2003, LG&E has segregated the cost of removal, embedded in accumulated depreciation, of $220.2 million and $216.5 million, respectively, in accordance with FERC Order No. 631.  For reporting purposes in the Consolidated Balance Sheets, LG&E has presented this cost of removal as a regulatory liability pursuant to SFAS No. 71.

ECR.  In May 2002, the Kentucky Commission initiated a periodic two-year review of LG&E’s environmental surcharge.  The review included the operation of the surcharge mechanism, determination of the appropriateness of costs included in the surcharge mechanism, recalculation of the cost of debt to reflect actual costs for the period under review, final determination of the amount of environmental revenues over-collected from customers, and a final determination of the amount of environmental costs and revenues to be “rolled-in” to base rates.  A final order was issued in October 2002, in which LG&E was ordered to refund $0.3 million to customers over the four month period beginning November 2002 and ending February 2003.  Additionally, LG&E was ordered to roll $4.1 million into base rates and make corresponding adjustments to the monthly environmental surcharge filings to reflect that portion of environmental rate base now included in base rates.

In August 2002, LG&E filed an application with the Kentucky Commission to amend its compliance plan to allow recovery of the cost of new and additional environmental compliance facilities.  The estimated capital cost of the additional facilities is $71.1 million.  A final order was issued in February 2003, approving recovery of four new environmental compliance facilities totaling $43.1 million.  A fifth project, expansion of the landfill facility at the Mill Creek Station, was denied without prejudice with an invitation to reapply for recovery when required construction permits are approved.  Cost recovery through the environmental surcharge of the four approved projects commenced with bills rendered in April 2003.

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

In June 2004, the Kentucky Commission issued an order approving a settlement agreement that, among other things, revised the rate of return for LG&E’s post-1995 plan to 10.72%, with an 11% return on common equity. The order also approved the elimination of LG&E’s 1995 plan from its ECR billing mechanism, with all remaining costs associated with that plan to be included in their entirety in base rates.

In December 2004, LG&E filed an application with the Kentucky Commission to amend its compliance plan to allow recovery of the cost of new and additional environmental compliance facilities, including the expansion of the landfill facility at the Mill Creek station.  The estimated capital cost of the additional facilities is $40.2 million.  LG&E requested an overall rate of return of 10.72%, including an 11% return on common equity.  A final order in the case is anticipated in June 2005.

Other Regulatory Matters

MISO.  LG&E is a founding member of the MISO.  Membership was obtained in 1998 in response to and consistent with federal policy initiatives.  In February 2002, LG&E turned over operational control of their high voltage transmission facilities (100kV and above) to the MISO.  The MISO currently controls over 100,000 miles of transmission lines over 1.1 million square miles located in the northern Midwest between Manitoba, Canada and Kentucky.  In September 2002, FERC granted a 12.88% ROE on transmission facilities for LG&E and the rest of the MISO owners.  On February 18, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that FERC did not provide proper notice that it would consider an incentive adder of 50 basis points, but affirmed the September 2002 FERC order in all other respects.  Effective ROE, retroactive to February 1, 2002, is 12.38% for LG&E and the original MISO owners.

In October 2001, the FERC issued an order requiring that the bundled retail load and grandfathered wholesale load of each member transmission owner be included in the current calculation of the MISO’s “cost-adder,” the Schedule 10 charges designed to recover the MISO’s costs of operation, including start-up capital (debt) costs.  LG&E, along with several other transmission owners, opposed the FERC’s ruling on this matter. The opposition was rejected by the FERC in 2002.   Later that year, the MISO’s transmission owners, appealed the FERC’s decision to the United States Court of Appeals for the District of Columbia Circuit.  In response, in November 2002, the FERC requested that the Court issue a partial remand of its challenged orders to allow the FERC to revisit certain issues, and requested that the case be held in abeyance pending the agency’s resolution of such issues.  The Court granted the FERC’s petition in December 2002.   In February 2003, FERC issued an order reaffirming its position concerning the calculation of the Schedule 10 charges and in July 2003 denied a rehearing.  LG&E, along with several other transmission owners, again petitioned the District Court of Columbia Circuit for review. In July 2004 the court affirmed the FERC ruling.

In August 2004, the MISO filed its FERC-required proposed TEMT.  In September and October 2004, many MISO-related parties (including LG&E) filed proposals with the FERC regarding pending MISO-filed changes to transmission pricing principles, including the TEMT and elimination of RTORs. Additional filings of the companies before FERC in September 2004 sought to address issues relating to the treatment of certain GFA's should TEMT become effective. The utility proposals generally seek to appropriately delay the RTOR and TEMT effective dates based upon errors in administrative or procedural processes used by FERC or to appropriately limit potential reductions in transmission revenues received by the utilities should the RTOR, TEMT or GFA structures be implemented.  At present, existing FERC orders conditionally approve elimination of RTORs and implementation of general TEMT rates in the MISO by spring 2005.  At this time, LG&E cannot predict the outcome or effects of the various FERC proceedings described above, including whether such will have a material impact on the financial condition or results of operations of the companies. Financial consequences (changes in transmission revenues and costs) associated with the upcoming transmission market tariff changes are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.  Should LG&E be ordered to exit MISO, current MISO rules may also impose an exit fee.  LG&E is not able to predict the estimated outcome or economic impact of any of the MISO-related matters.  While LG&E believes legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery.

The MISO plans to implement a Day-ahead and Real-time market, including a congestion management system in April 2005. This system will be similar to the LMP system currently used by the PJM RTO and contemplated in FERC’s SMD NOPR, currently being discussed.  The MISO filed with FERC a mechanism for recovery of costs for the congestion management system.  They proposed the addition of two new Schedules, 16 and 17.  Schedule 16 is the MISO’s cost recovery mechanism for the Financial Transmission Rights Administrative Service it will provide.  Schedule 17 is the MISO’s mechanism for recovering costs it will incur for providing Energy Marketing Support Administrative Service.  The MISO transmission owners, including LG&E, have objected to the allocation of costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

The Kentucky Commission opened an investigation into LG&E’s membership in the MISO in July 2003. The Kentucky Commission directed LG&E to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership.  LG&E engaged an independent third-party to conduct a cost benefit analysis on this issue.  The information was filed with the Kentucky Commission in September 2003.  The analysis and testimony supported the exit from the MISO, under certain conditions.  The MISO filed its own testimony and cost benefit analysis in December 2003.  A final Kentucky Commission order was expected in the second quarter of 2004; that ruling has since been delayed until summer 2005 due to the Kentucky Commission’s request for additional testimony on the MISO’s Market Tariff filing at FERC.

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

Kentucky Commission Strategic Blueprint.  In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  LG&E must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

FERC SMD NOPR.  In July 2002, the FERC issued a NOPR in Docket No. RM01-12-000 which would substantially alter the regulations governing the nation’s wholesale electricity markets by establishing a common set of rules, defined as SMD. The SMD NOPR would require each public utility that owns, operates, or controls interstate transmission facilities to become an ITP, belong to an RTO that is an ITP, or contract with an ITP for operation of its transmission assets. It would also establish a standardized congestion management system, real-time and day-ahead energy markets, and a single transmission service for network and point-to-point transmission customers. Review of the proposed rulemaking is underway and no timeframe has been established by the FERC for adoption of a final rule.  While it is expected that the SMD final rule will affect LG&E revenues and expenses, the specific impact of the rulemaking is not known at this time.

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

In May 2004, in Case No. 2004-148, LG&E proposed a hedge plan for the 2004/2005 winter heating season  relying upon LG&E’s storage to mitigate customer exposure to price volatility. In August 2004, the Kentucky Commission approved LG&E’s proposed hedge plan, validating the effectiveness of storage to mitigate potential volatility associated with high winter gas prices by approving this natural gas hedge plan.  The Kentucky Commission also ordered that LG&E need not file hedge plans in the future unless it intended to utilize financial hedging instruments.

Note 4 - Financial Instruments

The cost and estimated fair values of LG&E’s non-trading financial instruments as of December 31, 2004, and 2003 follow:

(in thousands)	2004		2003
	Cost	Fair Value	Cost	Fair Value

Preferred stock subject to mandatory redemption	$22,500	$22,781	$23,750	$23,893
Long-term debt (including current portion)	$574,304	$575,419	$574,304	$576,174
Long-term debt from affiliate	$275,000	$280,684	$200,000	$206,333
Interest-rate swaps - liability	—	$(18,542)	—	$(15,966)

All of the above valuations reflect prices quoted by exchanges except for the swaps and intercompany loans. The fair values of the swaps and intercompany loans reflect price quotes from dealers or amounts calculated using accepted pricing models.

Interest Rate Swaps. LG&E uses interest rate swaps to hedge exposure to market fluctuations in certain of its debt instruments.  Pursuant to policy, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature.  Management has designated all of the interest rate swaps as hedge instruments.  Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders’ equity.  To the extent a financial instrument designated as a cash flow hedge or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income. See Note 15, Accumulated Other Comprehensive Income.  Financial instruments designated as fair value hedges and the underlying hedged items are periodically marked to market with the resulting net gains and losses recorded directly into net income.  Upon termination of any fair value hedge, the resulting gain or loss is recorded into net income.

LG&E was party to various interest rate swap agreements with aggregate notional amounts of $228.3 million as of December 31, 2004 and 2003.  Under these swap agreements, LG&E paid fixed rates averaging 4.38%  and received variable rates based on LIBOR or the Bond Market Association’s municipal swap index averaging 1.74% and 1.11% at December 31, 2004 and 2003, respectively. The swap agreements in effect at December 31, 2004 have been designated as cash flow hedges and mature on dates ranging from 2005 to 2033.  The cash flow designation was assigned because the underlying variable rate debt has variable future cash flows. The hedges have been deemed to be fully effective resulting in a pretax gain of $2.3 million for 2004, recorded in other comprehensive income.  Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings.  The amounts expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial (less than $0.1 million). A deposit in the amount of $10.9 million, used as collateral for the $83.3 million interest rate swap, is classified as restricted cash on LG&E’s balance sheet. The amount of the deposit required is tied to the market value of the swap.

Energy Trading & Risk Management Activities.  LG&E conducts energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity.  Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149.  Wholesale sales of excess asset capacity are treated as normal sales under  these pronouncements and are not marked to market.  To be eligible for the normal sales exclusion under SFAS No. 133, sales are limited to the forecasted excess capacity of LG&E’s generation assets over what is needed to serve native load.  To be eligible for the normal purchases exclusion under SFAS No. 133 purchases must be used to serve LG&E’s native load.  Without the normal sales and purchases exclusion these transactions would be considered derivatives and marked to market under SFAS No. 133.

The rescission of EITF No. 98-10 for fiscal periods ending after December 15, 2002, had no impact on LG&E’s energy trading and risk management reporting as all forward and option contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

No changes to valuation techniques for energy trading and risk management activities occurred during 2004.  Changes in market pricing, interest rate and volatility assumptions were made during both years.  All contracts outstanding at December 31, 2004, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E maintains policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies.  At December 31, 2004, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

LG&E hedges the price volatility of its forecasted peak electric off-system sales with the sales of market-traded electric forward contracts for periods less than one year.  These electric forward sales have been designated as cash flow hedges and are not speculative in nature.  Gains or losses on these instruments, to the extent that the hedging relationship has been effective, are deferred in other comprehensive income.  Gains and losses resulting from ineffectiveness are shown in LG&E’s Consolidated Statements of Income in other income (expense) – net.  Upon expiration of these instruments, the amount recorded in other comprehensive income is recorded in earnings.  No material pre-tax gains and losses resulted from these cash flow hedges in 2004, 2003 and 2002.   See Note 15, Accumulated Other Comprehensive Income.

Accounts Receivable Securitization.  On February 6, 2001, LG&E implemented an accounts receivable securitization program. LG&E terminated the accounts receivable securitization program in January 2004, and in May 2004, LG&E dissolved its inactive accounts receivable securitization-related subsidiary, LG&E R.  The purpose of this program was to enable LG&E to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital.  The securitization program allowed for a percentage of eligible receivables to be sold.  Eligible receivables were generally all receivables associated with retail sales that had standard terms and were not past due.  LG&E was able to terminate the program at any time without penalty.

As part of the program, LG&E sold retail accounts receivable to LG&E R.  Simultaneously, LG&E R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby LG&E R could sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $75 million from unrelated third-party purchasers.  The effective cost of the receivables program was comparable to LG&E’s lowest cost source of capital, and was based on prime rated commercial paper. LG&E retained servicing rights of the sold receivables through two separate servicing agreements with the third-party purchasers.  LG&E obtained an opinion from independent legal counsel indicating these transactions qualified as a true sale of receivables.

To determine LG&E’s retained interest, the proceeds on the sale of receivables to the financial institutions were netted against the amount of eligible receivables sold by LG&E to LG&E R.  Interest expense, program fees, and facility fees paid to the financial institutions and an allowance for doubtful accounts were deducted to arrive at the future value of retained interest.  The future value was discounted using the prime rate plus 25 basis points, assuming a 45-day receivable life.  No material pre-tax gains and losses from the sale of the receivables occurred in 2004, 2003 and 2002.  LG&E’s net cash flows from LG&E R were $(58.1) million, $(6.2) million and $20.2 million for 2004, 2003 and 2002, respectively.

The allowance for doubtful accounts associated with the eligible securitized receivables at December 31 was  $1.4 million and $1.9 million in 2003 and 2002, respectively.  This allowance was based on historical experience of LG&E. Each securitization facility contained a fully funded reserve for uncollectible receivables.

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

LG&E’s customer receivables and gas and electric revenues arise from deliveries of natural gas to approximately 318,000 customers and electricity to approximately 390,000 customers in Louisville and adjacent areas in Kentucky.  For the year ended December 31, 2004, 70% of total revenue was derived from electric operations and 30% from gas operations.

In November 2001, LG&E and IBEW Local 2100 employees, that represent approximately 72% of LG&E’s workforce, entered into a four-year collective bargaining agreement and completed wage and benefit re-opener negotiations in October 2003.

Note 6 - Pension and Other Post Retirement Benefit Plans

LG&E has both funded and unfunded non-contributory defined benefit pension plans and other post-retirement benefit plans that together cover substantially all of its employees. The healthcare plans are contributory with participants’ contributions adjusted annually.

LG&E uses December 31 as the measurement date for its plans.

Obligations and Funded Status.  The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the three-year period ending December 31, 2004, and a statement of the funded status as of December 31, 2004, for LG&E’s sponsored defined benefit plan:

(in thousands)	2004	2003	2002
Pension Plans:
Change in benefit obligation
Benefit obligation at beginning of year	$378,691	$364,794	$356,293
Service cost	2,777	1,757	1,484
Interest cost	22,742	23,190	24,512
Plan amendments	3,301	3,978	576
Change due to transfers	(1,144)	(2,759)	—
Benefits paid	(30,520)	(33,539)	(34,823)
Actuarial (gain) or loss and other	26,529	21,270	16,752
Benefit obligation at end of year	$402,376	$378,691	$364,794

Change in plan assets
Fair value of plan assets at beginning of year	$297,778	$196,314	$233,944
Actual return on plan assets	39,240	47,152	(15,648)
Employer contributions	34,492	89,125	336
Change due to transfers	(1,071)	238	13,814
Benefits paid	(30,520)	(33,539)	(34,824)
Administrative expenses	(1,764)	(1,512)	(1,308)
Fair value of plan assets at end of year	$338,155	$297,778	$196,314

Reconciliation of funded status
Funded status	$(64,221)	$(80,913)	$(168,480)
Unrecognized actuarial (gain) or loss	70,304	56,219	60,313
Unrecognized transition (asset) or obligation	(1,455)	(2,183)	(3,199)
Unrecognized prior service cost	31,505	32,275	32,265
Net amount recognized at end of year	$36,133	$5,398	$(79,101)

Other Benefits:
Change in benefit obligation
Benefit obligation at beginning of year	$108,030	$93,233	$89,946
Service cost	895	604	444
Interest cost	6,524	6,872	5,956
Plan amendments	355	7,380	—
Benefits paid	(7,119)	(9,313)	(4,988)
Actuarial (gain) or loss	4,265	9,254	1,875
Benefit obligation at end of year	$112,950	$108,030	$93,233

Change in plan assets
Fair value of plan assets at beginning of year	$674	$1,478	$2,802
Actual return on plan assets	(2,007)	2,076	(533)
Employer contributions	9,339	6,401	4,213
Change due to transfers	(105)	—	—
Benefits paid	(7,126)	(9,281)	(5,004)
Fair value of plan assets at end of year	$775	$674	$1,478

Reconciliation of funded status
Funded status	$(112,175)	$(107,356)	$(91,755)
Unrecognized actuarial (gain) or loss	29,414	23,724	16,971
Unrecognized transition (asset) or obligation	5,357	6,027	6,697
Unrecognized prior service cost	10,036	11,482	5,995
Net amount recognized at end of year	$(67,368)	$(66,123)	$(62,092)

Amounts Recognized in Statement of Financial Position. The following tables provide the amounts recognized in the balance sheet and information for plans with benefit obligations in excess of plan assets as of December 31, 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

Pension Plans:
Amounts recognized in the balance sheet consisted of:
Accrued benefit liability	$(53,197)	$(74,474)	$(162,611)
Intangible asset	31,505	32,275	32,799
Accumulated other comprehensive income	57,825	47,597	50,711
Net amount recognized at year-end	$36,133	$5,398	$(79,101)

Increase (decrease) in minimum liability included in other comprehensive income	$10,228	$(3,114)	$25,999

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$402,376	$378,691	$364,794
Accumulated benefit obligation	391,353	372,252	358,956
Fair value of plan assets	338,155	297,778	196,314

Other Benefits:
Amounts recognized in the balance sheet consisted of:
Accrued benefit liability	$(67,368)	$(66,123)	$(62,092)

Additional year-end information for plans with benefit obligations in excess of plan assets:
Benefit obligation	$112,950	$108,030	$93,233
Fair value of plan assets	775	674	1,478

Components of Net Periodic Benefit Cost.  The following table provides the components of net periodic benefit cost for the plans for 2004, 2003 and 2002:

(in thousands)	2004	2003	2002
Pension Plans:
Components of net periodic benefit cost
Service cost	$2,777	$1,756	$1,484
Interest cost	22,742	23,190	24,512
Expected return on plan assets	(26,975)	(22,785)	(21,639)
Amortization of prior service cost	4,071	3,792	3,777
Amortization of transition (asset) or obligation	(728)	(1,016)	(1,016)
Amortization of actuarial (gain) or loss	1,870	2,219	21
Net periodic benefit cost	$3,757	$7,156	$7,139

Other Benefits:
Components of net periodic benefit cost
Service cost	$895	$604	$444
Interest cost	6,524	6,872	5,956
Expected return on plan assets	—	(51)	(204)
Amortization of prior service cost	1,800	1,768	920
Amortization of transition (asset) or obligation	670	670	650
Amortization of actuarial (gain) or loss	695	505	116
Net periodic benefit cost	$10,584	$10,368	$7,882

The assumptions used in the measurement of LG&E’s pension benefit obligation are shown in the following table:

	2004	2003	2002

Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	4.50%	3.00%	3.75%

The assumptions used in the measurement of LG&E’s net periodic benefit cost are shown in the following table:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	9.00%	9.50%
Rate of compensation increase	3.50%	3.75%	4.25%

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% change in assumed healthcare cost trend rates would have the following effects:

(in thousands)	1 % Decrease	1 % Increase

Effect on total of service and interest cost components for 2004	$(283)	$322
Effect on year-end 2004 postretirement benefit obligations	$(3,603)	$4,016

Expected Future Benefit Payments.  The following list provides the amount of expected future benefit payments, which reflect expected future service, as appropriate:

(in thousands)	Pension Plans	Other Benefits

2005	$29,783	$8,207
2006	$28,878	$8,095
2007	$28,118	$8,367
2008	$27,353	$8,520
2009	$26,466	$8,716
2010-2014	$122,939	$46,850

Plan Assets.  The following table shows LG&E’s weighted-average asset allocation by asset category at December 31:

	Target Range	2004	2003	2002

Pension Plans:
Equity securities	55% - 85%	66%	66%	64%
Debt securities	20% - 40%	33%	33%	34%
Other	0% - 10%	1%	1%	2%
Totals		100%	100%	100%

Other Benefits:
Equity securities	—%	—%	—%	—%
Debt securities	100%	100%	100%	100%
	100%	100%	100%	100%

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

Contributions.  LG&E made discretionary contributions to the pension plan of $34.5 million in January 2004 and $89.2 million during 2003.  No discretionary contributions are planned for 2005.

FSP 106-2.  In May 2004, the FASB finalized FSP 106-2 with the guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003.  FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004.  The following table reflects the impact of the subsidy:

(in thousands)
Reduction in accumulated postretirement benefit obligation (“APBO”)	$3,166

Effect of the subsidy on the measurement of the net periodic postretirement benefit cost:

Amortization of the actuarial experience gain/(loss)	$198
Reduction in service cost due to the subsidy	0
Resulting reduction in interest cost on the APBO	198
Total	$396

Thrift Savings Plans.  LG&E has a thrift savings plan under section 401(k) of the Internal Revenue Code.  Under the plan, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. LG&E makes contributions to the plan by matching a portion of the employee contributions.  The costs of this matching were approximately $1.4 million for 2004, $1.8 million for 2003, and $1.7 million for 2002.

Note 7 - Income Taxes

Components of income tax expense are shown in the table below:

(in thousands)		2004	2003	2002

Related to operating income:
Current	- federal	$35,190	$30,598	$26,231
	- state	13,358	11,007	8,083
Deferred	- federal – net	11,363	16,922	20,464
	- state – net	(800)	1,746	4,410
Amortization of investment tax credit		(4,153)	(4,207)	(4,153)
Total		54,958	56,066	55,035

Related to other income - net:
Current	- federal	(1,340)	(4,830)	(1,667)
	- state	(350)	(1,004)	(430)
Deferred	- federal – net	21	(129)	(206)
	- state – net	5	(30)	(53)
Total		(1,664)	(5,993)	(2,356)

Total income tax expense		$53,294	$50,073	$52,679

Components of net deferred tax liabilities included in the balance sheet are shown below:

(in thousands)	2004	2003

Deferred tax liabilities:
Depreciation and other plant-related items	$397,806	$365,460
Regulatory assets and other	33,335	52,976
	431,141	418,436

Deferred tax assets:
Investment tax credit	18,638	20,314
Income taxes due to customers	15,008	16,620
Pensions and related benefits	32,219	29,508
Liabilities and other	18,043	14,290
	83,908	80,732

Net deferred income tax liability	$347,233	$337,704

Thereof non-current	$342,609	$332,796
Thereof current	4,624	4,908
	$347,233	$337,704

A reconciliation of differences between the statutory U.S. federal income tax rate and LG&E’s effective income tax rate follows:

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.3	5.4	5.6
Amortization of investment tax credit	(3.6)	(3.0)	(2.9)
Other differences – net	(0.9)	(1.9)	(0.5)
Effective income tax rate	35.8%	35.5%	37.2%

H. R. 4520, known as the “American Jobs Creation Act of 2004” allows electric utilities to take a deduction of up to 3% of their generation taxable income in 2005. On a stand-alone basis, LG&E expects to generate a deduction in 2005 which will reduce LG&E’s effective tax rate by less than 1%.

Kentucky House Bill 272, also known as Kentucky’s Tax Modernization Plan, was signed into law in March  2005.  This bill contains a number of changes in Kentucky’s tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007.  The impact of these reduced rates is expected to decrease LG&E’s income tax expense in future periods.  Furthermore, these reduced rates will result in the reversal of accumulated temporary differences at lower rates than originally provided.  LG&E is presently evaluating the impact of this and other changes to the Kentucky tax system, however, no material adverse impacts on cash flows or results of operations are expected.

LG&E is subject to periodic changes in state tax law, regulation or interpretation, as well as enforcement proceedings.  LG&E is currently undergoing a routine Kentucky sales tax audit for the period October 1997 through 2001.  The possible assessment or amount at issue is not known at this time, but is not expected to have a material adverse effect on cashflows or results of operations.

Note 8 - Other Income (Expense) - Net

Other income (expense) - net consisted of the following at December 31:

(in thousands)	2004	2003	2002

Interest and dividend income (expense)	$304	$100	$554
IMEA/IMPA fees	719	806	859
Gain on disposition of property	166	2	421
Terminated projects	0	(2,997)	0
Benefits expense	0	0	(1,655)
Other	(4,521)	(5,104)	(1,715)
	$(3,332)	$(7,193)	$(1,536)

Note 9 - Long-Term Debt

Refer to the Consolidated Statements of Capitalization for detailed information for LG&E’s long-term debt.

As of December 31, 2004, long-term debt and the current portion of long-term debt consists primarily of pollution control bonds and long-term loans from affiliated companies as summarized below.  Interest rates and maturities in the table below reflect the impact of interest rate swaps.

(in thousands)	Stated Interest Rates	Weighted Average Interest Rate	Maturities	Principal Amounts

Outstanding at December 31, 2004:
Noncurrent portion	Variable - 5.90%	4.39%	2008-2033	$574,354
Current portion	Variable	1.96%	2005-2027	297,450

Outstanding at December 31, 2003:
Noncurrent portion	Variable - 5.90%	4.23%	2027-2033	$550,604
Current portion	Variable	1.46%	2017-2027	247,450

Under the provisions for LG&E’s variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets.  The average annualized interest rate for these bonds during 2004 was 1.29%.

Pollution control series bonds are first mortgage bonds that have been issued by LG&E in connection with tax-exempt pollution control revenue bonds issued by various governmental entities, principally counties in Kentucky.  A loan agreement obligates LG&E to make debt service payments to the county that equate to the debt service due from the county on the related pollution control revenue bonds.  The county’s debt is also secured by an equal amount of LG&E’s first mortgage bonds (the pollution control series bonds) that are pledged to the trustee for the pollution control revenue bonds, and that match the terms and conditions of the county’s debt, but require no payment of principal and interest unless LG&E defaults on the loan agreement.

Substantially all of LG&E’s utility assets are pledged as security for its first mortgage bonds.  LG&E’s first mortgage bond indenture, as supplemented, provides that portions of retained earnings will not be available for the payment of dividends on common stock, under certain specified conditions. No portion of retained earnings was restricted by this provision as of December 31, 2004 or 2003.

Interest rate swaps are used to hedge LG&E’s underlying variable-rate debt obligations.  These swaps hedge specific debt issuances and, consistent with management’s designation, are accorded hedge accounting treatment.  The swaps exchange floating-rate interest payments for fixed rate interest payments to reduce the impact of interest rate changes on LG&E’s pollution control bonds.   As of December 31, 2004 and 2003, LG&E had swaps with a combined notional value of $228.3 million.  See Note 4.

In January 2004, LG&E entered into one long-term loan from Fidelia totaling $25 million with an interest rate of 4.33% that matures in January 2012.  The loan is collateralized by a pledge of substantially all assets of LG&E that is subordinated to the first mortgage bond lien. The proceeds were used to repay amounts due under the accounts receivable securitization program.

In November 2003, LG&E issued $128 million variable-rate pollution control bonds due October 1, 2033, and exercised its call option on the $102 million, 5.625% pollution control bonds due August 15, 2019 and on the $26 million, 5.45% pollution control bonds due October 15, 2020.

LG&E’s first mortgage bond, 6% Series of $42.6 million, matured in August 2003 and was retired.

During 2003, LG&E entered into two long-term loans from Fidelia totaling $200 million (see Note 14).  Of this total, $100 million is unsecured with an interest rate of 4.55% and matures in April 2013.  The remaining $100 million is collateralized by a pledge of substantially all assets of LG&E that is subordinated to the first mortgage bond lien, has an interest rate of 5.31% and matures in August 2013.  The second lien applies to substantially all assets of LG&E.

LG&E has existing $5.875 series mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and the remaining 187,500 shares on July 15, 2008 at $100 per share.  LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2004 and 2003, leaving 225,000 shares currently outstanding.  Beginning with the three months ended September 30, 2003, LG&E reclassified its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current.

See Note 11, Commitments and Contingencies for all long-term debt maturities.

Note 10 - Notes Payable and Other Short-Term Obligations

LG&E participates in an intercompany money pool agreement wherein LG&E Energy and/or KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million.  The balance of the money pool loan from LG&E Energy (shown as “Notes payable to affiliated company”) was $58.2 million at an average rate of 2.22% and $80.3 million at an average rate of 1.00%, at December 31, 2004 and 2003, respectively.  The amount available to LG&E under the money pool agreement at December 31, 2004 was $341.8 million.  LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool.  The outstanding balance under LG&E Energy’s facility as of December 31, 2004 was $65.4 million, and availability of $84.6 million remained.  LG&E Energy increased the size of its revolving credit facility to $200 million effective January 24, 2005.

During June 2004, LG&E renewed five revolving lines of credit with banks totaling $185 million.  These credit facilities expire in June 2005, and there was no outstanding balance under any of these facilities at December 31, 2004.

The covenants under these revolving lines of credit include:

1.                                       The debt/total capitalization ratio must be less than 70%,

2.                                       E.ON AG must own at least 66.667% of voting stock of LG&E directly or indirectly,

3.                                       The corporate credit rating of the company must be at or above BBB- and Baa3, and

4.                                       A limitation on disposing of assets aggregating more than 15% of total assets as of December 31, 2003.

In January 2004, LG&E entered into a one year loan totaling $100 million with Fidelia.  The interest rate on the loan is 1.53%, and the proceeds were used to repay notes payable to LG&E Energy under the money pool arrangement.  The loan is collateralized by a pledge of substantially all assets of LG&E that is subordinated to the first mortgage bond lien.  A prepayment of $50 million was made in 2004 and the remaining $50 million was paid at maturity in January 2005.

Note 11 - Commitments and Contingencies

The following is provided to summarize LG&E’s contractual cash obligations for periods after December 31, 2004.  LG&E anticipates cash from operations and external financing will be sufficient to fund future obligations.  Future interest obligations cannot be quantified because most of LG&E's debt is variable rate (see LG&E's Consolidated Statements of Capitalization).

(in thousands)	Payments Due by Period
Contractual Cash Obligations	2005	2006	2007	2008	2009	Thereafter		Total

Short-term debt (a)	$58,220	$—	$—	$—	$—	$—		$58,220
Long-term debt	297,450	1,250	1,250	18,750	—	553,104	(b)	871,804
Operating lease (c)	3,469	3,538	3,609	3,681	3,754	22,375		40,426
Unconditional power purchase obligations (d)	11,230	10,098	9,726	9,932	10,145	181,089		232,220
Coal and gas purchase obligations (e)	202,450	95,478	52,656	49,396	6,037	6,037		412,054
Retirement obligations (f)	9,250	10,106	13,305	10,992	15,839	—		59,492
Other long-term obligations (g)	14,767	—	—	—	—	—		14,767
Total contractual cash obligations	$596,836	$120,470	$80,546	$92,751	$35,775	$762,605		$1,688,983

(a)          Represents borrowings from affiliated company due within one year.

(b)         Includes long-term debt of $246.2 million classified as current liabilities because these bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events.  Maturity dates for these bonds range from 2013 to 2027.  LG&E does not expect to pay these amounts in 2005.

(c)          Operating lease represents the lease of LG&E’s administrative office building.

(d)         Represents future minimum payments under OVEC purchased power agreements through 2024.

(e)          Represents contracts to purchase coal and natural gas.

(f)            Represents currently projected contributions to pension plans and other post-employment benefit obligations as calculated by the actuary.

(g)         Represents construction commitments.

Operating Leases.  LG&E leases office space, office equipment and vehicles.  LG&E accounts for its leases as operating leases.  Total lease expense for 2004, 2003 and 2002, less amounts contributed by affiliated companies occupying a portion of the office space leased by LG&E, was $2.8 million, $2.2 million, and $2.2 million, respectively.  The future minimum annual lease payments under LG&E’s office space lease agreement for years subsequent to December 31, 2004, are in the Contractual Cash Obligations table above.

Sale and Leaseback Transaction.  LG&E is a participant in a sale and leaseback transaction involving its 38% interest in two jointly-owned CTs at KU’s E.W. Brown generating station (Units 6 and 7).  Commencing in December 1999, LG&E and KU entered into a tax-efficient, 18-year lease of the CTs. LG&E and KU have provided funds to fully defease the lease, and have executed an irrevocable notice to exercise an early purchase option contained in the lease after 15.5 years. The financial statement treatment of this transaction is no different than if LG&E had retained its ownership.  The leasing transaction was entered into following receipt of required state and federal regulatory approvals.

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

At December 31, 2004, the maximum aggregate amount of default fees or amounts, which decrease over the term of the lease, was $9.5 million, of which LG&E would be responsible for $3.6 million (38%).  LG&E has made arrangements with LG&E Energy, via guarantee and regulatory commitment, for LG&E Energy to pay its full portion of any default fees or amounts.

Letters of Credit.  LG&E has provided letters of credit totaling $3.0 million to support certain obligations related to landfill reclamation.

Purchased Power. LG&E has a contract for purchased power with OVEC for various Mw capacities.  LG&E has an investment of 5.63% ownership in OVEC’s common stock, which is accounted for on the cost method of accounting.  Through March 2006, LG&E’s entitlement is 7% of OVEC’s generation capacity or approximately 155 Mw, and 5.63% thereafter.

In March 2005, LG&E purchased from AEP an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, which resulted in the increase in LG&E ownership in OVEC from 4.9% to 5.63%.

Construction Program.  LG&E had approximately $14.8 million of commitments in connection with its construction program at December 31, 2004.  Construction expenditures for the years 2005 and 2006 are estimated to total approximately $268 million, although all of this amount is not currently committed, including future expenditures related to the construction of Trimble County Unit 2.

Environmental Matters.  LG&E is subject to SO2 and NOx emission limits on its electric generating units pursuant to the Clean Air Act.  LG&E was exempt from Phase I SO2 requirements due to its low emission rates. LG&E opted into the Phase I NOx program to take advantage of the less stringent requirements and installed burner modifications as needed to meet these limitations.  LG&E’s strategy for Phase II SO2 reductions, which commenced January 1, 2000, is to increase FGD removal efficiency to delay additional capital expenditures and may also include fuel switching or upgrading FGDs.  LG&E met the NOx emission requirements of the Act through installation of low-NOx burner systems.  LG&E’s compliance plans are subject to many factors including developments in the emission allowance and fuel markets, future regulatory and legislative initiatives, and advances in clean air control technology.  LG&E will continue to monitor these developments to ensure that its environmental obligations are met in the most efficient and cost-effective manner.

In September 1998, the EPA announced its final “NOx SIP Call” rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region.  The Commonwealth of Kentucky SIP, which was approved by the EPA on June 24, 2003, requires reductions in NOx emissions from coal-fired generating units to the 0.15 lb./MMBtu level on a system-wide basis.  In related proceedings in response to petitions filed by various Northeast states, in December 1999, the EPA issued a final rule pursuant to Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all LG&E units.  As a result of appeals to both rules, the compliance date was extended to May 31, 2004.  All LG&E generating units are in compliance with these NOx emissions reduction rules.

LG&E has added significant NOx controls to its generating units through the installation of SCR systems, advanced low-NOx burners and neural networks.  The NOx controls project commenced in late 2000 with the controls being placed into operation prior to the 2004 Summer Ozone Season. As of December 31, 2004, LG&E incurred total capital costs of approximately $186 million to reduce its NOx emissions below the 0.15 lb./MMBtu level on a company-wide basis.  In addition, LG&E will incur additional operating and maintenance costs in operating new NOx controls.  LG&E believes its costs in this regard to be comparable to those of similarly situated utilities with like generation assets. LG&E anticipated that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism and believed that a significant portion of such costs could be recovered.  In April 2001, the Kentucky Commission granted recovery of these costs for LG&E.

LG&E is also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA’s revised air quality standards for ozone and particulate matter, measures to implement EPA’s regional haze rule, EPA’s Clean Air Mercury Rule which regulates mercury emissions from steam electric generating units and reductions in emissions of SO2 and NOx required under the Clean Air Interstate Rule.  In addition, LG&E has worked with local regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station.  LG&E previously settled a number of property damage claims from adjacent residents and completed significant remedial measures as part of its ongoing capital construction program. LG&E has converted the Mill Creek Station to a wet stack operation in an effort to resolve all outstanding issues related to particulate matter emissions.

LG&E owns or formerly owned three properties which are the location of past MGP operations.  Various contaminants are typically found at such former MGP sites and environmental remediation measures are frequently required.  With respect to the sites, LG&E has completed cleanups, obtained regulatory approval of site management plans, or reached agreements for other parties to assume responsibility for cleanup.  Based on currently available information, management estimates that it could incur additional costs of $0.4 million for additional cleanup.  Accordingly, an accrual for this amount has been recorded in the accompanying financial statements at December 31, 2004 and 2003.

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

The following data represent shares of the jointly owned property:

	Trimble County
	LG&E	IMPA	IMEA	Total
Ownership interest	75%	12.88%	12.12%	100%
Mw capacity	383	66	62	511

LG&E’s 75% ownership: (in thousands)
Cost	$597,433
Accumulated depreciation	207,022
Net book value	$390,411

Construction work in progress (included above)	$4,378

LG&E and KU jointly own the following combustion turbines:

(in thousands)		LG&E	KU	Total

Paddy’s Run 13	Ownership %	53%	47%	100%
	Mw capacity	84	74	158
	Cost	$34,033	$30,038	$64,071
	Depreciation	4,042	3,555	7,597
	Net book value	$29,991	$26,483	$56,474

E.W. Brown 5	Ownership %	53%	47%	100%
	Mw capacity	62	55	117
	Cost	$23,978	$20,221	$44,199
	Depreciation	2,712	2,269	4,981
	Net book value	$21,266	$17,952	$39,218

E.W. Brown 6	Ownership %	38%	62%	100%
	Mw capacity	59	95	154
	Cost	$25,353	$38,935	$64,288
	Depreciation	3,426	6,644	10,070
	Net book value	$21,927	$32,291	$54,218

E.W. Brown 7	Ownership %	38%	62%	100%
	Mw capacity	59	95	154
	Cost	$22,718	$36,137	$58,855
	Depreciation	5,679	7,012	12,691
	Net book value	$17,039	$29,125	$46,164

Trimble 5	Ownership %	29%	71%	100%
	Mw capacity	46	114	160
	Cost	$16,241	$39,665	$55,906
	Depreciation	1,363	3,327	4,690
	Net book value	$14,878	$36,338	$51,216

Trimble 6	Ownership %	29%	71%	100%
	Mw capacity	46	114	160
	Cost	$16,205	$39,703	$55,908
	Depreciation	1,361	3,332	4,693
	Net book value	$14,844	$36,371	$51,215

Trimble 7	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,274	$32,913	$52,187
	Depreciation	355	606	961
	Net book value	$18,919	$32,307	$51,226

Trimble 8	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,161	$32,762	$51,923
	Depreciation	353	604	957
	Net book value	$18,808	$32,158	$50,966

Trimble 9	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,195	$32,835	$52,030
	Depreciation	299	512	811
	Net book value	$18,896	$32,323	$51,219

Trimble 10	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,141	$32,802	$51,943
	Depreciation	298	511	809
	Net book value	$18,843	$32,291	$51,134

Trimble CT Pipeline	Ownership %	29%	71%	100%
	Cost	$1,978	$4,813	$6,791
	Depreciation	165	403	568
	Net book value	$1,813	$4,410	$6,223

Trimble CT Substation	Ownership %	29%	71%	100%
5 & 6	Cost	$1,474	$3,598	$5,072
	Depreciation	76	196	272
	Net book value	$1,398	$3,402	$4,800

Trimble CT Substation	Ownership %	37%	63%	100%
7 - 10	Cost	$2,856	$4,711	$7,567
	Depreciation	30	53	83
	Net book value	$2,826	$4,658	$7,484

In addition to these generating units, LG&E and KU share joint ownership in the Brown Inlet Air Cooling system. LG&E owns 10% of the system, attributable to Brown Unit 5, which provides an additional 10 Mw of capacity.

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

(in thousands)	Electric	Gas	Total
2004
Operating revenues	$815,697	$357,071	$1,172,768
Depreciation and amortization	99,971	16,606	116,577
Income taxes	48,296	4,998	53,294
Interest income	223	31	254
Interest expense	27,320	5,467	32,787
Net income	87,249	8,369	95,618
Total assets	2,416,500	550,052	2,966,552
Construction expenditures	113,382	34,924	148,306

2003
Operating revenues	$768,188	$325,333	$1,093,521
Depreciation and amortization	96,486	16,801	113,287
Income taxes	44,692	5,381	50,073
Interest income	27	4	31
Interest expense	25,694	4,953	30,647
Net income	80,612	10,227	90,839
Total assets	2,338,938	543,144	2,882,082
Construction expenditures	177,961	34,996	212,957

2002
Operating revenues	$736,042	$267,693	$1,003,735
Depreciation and amortization	90,248	15,658	105,906
Income taxes	47,419	5,260	52,679
Interest income	381	76	457
Interest expense	24,837	4,968	29,805
Net income	79,246	9,683	88,929
Total assets	2,276,712	492,218	2,768,930
Construction expenditures	195,662	24,754	220,416

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

Electric Purchases

LG&E and KU purchase energy from each other in order to effectively manage the load of their retail and off-system customers.  In addition, LG&E and LEM, a subsidiary of LG&E Energy, purchase energy from each other. These sales and purchases are included in the Consolidated Statements of Income as Electric Operating Revenues and Purchased Power Operating Expense.  LG&E intercompany electric revenues and purchased power expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)	2004	2003	2002
Electric operating revenues from KU	$58,687	$53,747	$41,480
Electric operating revenues from LEM	374	9,372	9,939
Purchased power from KU	61,743	46,690	33,249
Purchased power from LEM	—	—	913

Interest Charges

LG&E participates in an intercompany money pool agreement wherein LG&E Energy and/or KU make funds available to LG&E at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million.  The balance of the money pool loan from LG&E Energy (shown as “Notes payable to affiliated company”) was $58.2 million at an average rate of 2.22% and $80.3 million at an average rate of 1.00%, at December 31, 2004 and 2003, respectively.  The amount available to LG&E under the money pool agreement at December 31, 2004 was $341.8 million.  LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool.  The outstanding balance under LG&E Energy’s facility as of December 31, 2004 was $65.4 million, and availability of $84.6 million remained.  LG&E Energy increased the size of its revolving credit facility to $200 million effective January 24, 2005.

In addition, in 2003 LG&E began borrowing long-term funds from Fidelia (see Note 9).

Intercompany agreements do not require interest payments for receivables related to services provided when settled within 30 days.  The only interest income or expense recorded by LG&E relates to its receipt and payment of KU’s portion of off-system sales and purchases.

LG&E’s intercompany interest income and expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)	2004	2003	2002
Interest on money pool loans	$303	$1,751	$2,114
Interest on Fidelia loans	11,895	5,025	—
Interest expense paid to KU	44	8	61
Interest income received from KU	2	6	5

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

In addition, LG&E and KU provide certain services to each other and to LG&E Services, in accordance with exceptions granted under PUHCA. Billings between LG&E and KU relate to labor and overheads associated with union employees performing work for the other utility, charges related to jointly-owned combustion turbines, and other miscellaneous charges.  Billings from LG&E to LG&E Services relate to information technology-related services provided by LG&E employees, cash received by LG&E Services on behalf of LG&E, and services provided by LG&E to other non-regulated businesses which are paid through LG&E Services.

Intercompany billings to and from LG&E for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)	2004	2003	2002
LG&E Services billings to LG&E	$190,351	$194,394	$183,100
LG&E billings to KU	59,513	77,166	71,127
KU billings to LG&E	7,188	16,636	11,921
LG&E billings to LG&E Services	12,470	23,743	15,079

Note 15 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

	Minimum Pension	Accumulated Derivative		Income
(in thousands)	Liability Adjustment	Gain or Loss	Pre-Tax	Taxes	Net

Balance at December 31, 2001	$(24,712)	$(8,655)	$(33,367)	$(13,467)	$(19,900)
Minimum pension liability adjustment	(25,999)	—	(25,999)	(10,493)	(15,506)
Gains (losses) on derivative instruments designated and qualifying as cash flow hedging instruments	—	(8,563)	(8,563)	(3,457)	(5,106)
Balance at December 31, 2002	(50,711)	(17,218)	(67,929)	(27,417)	(40,512)

Minimum pension liability adjustment	3,114	—	3,114	1,257	1,857
Gains (losses) on derivative instruments designated and qualifying as cash flow hedging instruments	—	912	912	368	544
Balance at December 31, 2003	(47,597)	(16,306)	(63,903)	(25,792)	(38,111)

Minimum pension liability adjustment	(10,228)	—	(10,228)	(4,128)	(6,100)
Gains (losses) on derivative instruments designated and qualifying as cash flow hedging instruments	—	(2,346)	(2,346)	(947)	(1,399)
Balance at December 31, 2004	$(57,825)	$(18,652)	$(76,477)	$(30,867)	$(45,610)

Note 16 - Selected Quarterly Data (Unaudited)

Selected financial data for the four quarters of 2004 and 2003 are shown below.  Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.

	Quarters Ended
(in thousands)	March	June	September	December
2004
Operating revenues	$361,963	$236,211	$261,842	$312,752
Net operating income	47,623	34,592	62,830	39,986
Net income	24,219	17,139	32,538	21,722

2003
Operating revenues	$326,844	$215,373	$262,833	$288,471
Net operating income	49,831	21,004	71,387	36,530
Net income	27,264	7,755	39,871	15,949

Effective December 31, 2004, operating and non-operating income taxes are presented as “Federal and State Income Taxes” on LG&E’s Consolidated Statements of Income.  Prior to December 31, 2004, the component of income taxes associated with operating income was included in net operating income and the component of income taxes associated with non-operating income taxes was included in other income (expense) – net.  LG&E has applied this change in presentation to all prior periods.

	Quarters Ended
(in thousands)	March	June	September	December
2004
Net operating income as previously reported	$32,598	$25,219	$41,741
Plus income taxes reclassified from total operating expenses	15,025	9,373	21,089
Net operating income	$47,623	$34,592	$62,830

2003
Net operating income as previously reported	$33,190	$16,290	$47,680	$25,525
Plus income taxes reclassified from total operating expenses	16,641	4,714	23,707	11,005
Net operating income	$49,831	$21,004	$71,387	$36,530

As the result of EITF No. 02-03, LG&E has netted the power purchased expense for trading activities against electric operating revenue.  LG&E applied this guidance to all prior periods beginning with the June 2003 10-Q filing, which had no impact on previously reported net income or common equity (See Note 1).

Quarter Ended
(in thousands)	March 31, 2003

Gross operating revenues as previously reported	$335,117
Less costs reclassified from power purchased	8,273
Net operating revenues	$326,844

Note 17 - Subsequent Events

In January 2005, LG&E paid at maturity the $50 million loan from Fidelia using proceeds from short-term loans from the money pool.

In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  LG&E must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

LG&E purchased from AEP an additional 0.73% interest in OVEC for a purchase price of approximately $0.1 million, resulting in an increase in LG&E ownership in OVEC from 4.9% to 5.63%.  The parties completed the share purchase transaction during March 2005.

Kentucky House Bill 272, also known as Kentucky’s Tax Modernization Plan, was signed into law in March  2005.  This bill contains a number of changes in Kentucky’s tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007.  The impact of these reduced rates is expected to decrease LG&E’s income tax expense in future periods.  Furthermore, these reduced rates will result in the reversal of accumulated temporary differences at lower rates than originally provided.  LG&E is presently evaluating the impact of this and other changes to the Kentucky tax system, however, no material adverse impacts on cash flows or results of operations are expected.

Louisville Gas and Electric Company

REPORT OF MANAGEMENT

The management of Louisville Gas and Electric Company (“LG&E”) is responsible for the preparation and integrity of the financial statements and related information included in this Annual Report.  These statements have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis and, necessarily, include amounts that reflect the best estimates and judgment of management.

LG&E’s financial statements for the three years ended December 31, 2004 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Management made available to PricewaterhouseCoopers LLP all LG&E’s financial records and related data as well as the minutes of shareholders’ and directors’ meetings.

Management has established and maintains a system of internal controls that provides reasonable assurance that transactions are completed in accordance with management’s authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles.  Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by LG&E’s internal auditors.  Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal and external auditors.  These recommendations for the year ended December 31, 2004, did not identify any material weaknesses in the design and operation of LG&E’s internal control structure.

LG&E is not an accelerated filer under the Sarbanes-Oxley Act of 2002 and associated rules (the “Act”) and consequently anticipates issuing Management’s Certification on Internal Controls over Financial Reporting pursuant to Section 404 of the Act in its first periodic report covering the fiscal year ended December 31, 2006 as permitted by SEC rulemaking.

In carrying out its oversight role for the financial reporting and internal controls of LG&E, the Board of Directors meets regularly with LG&E’s independent auditors, internal auditors and management.  The Board of Directors reviews the results of the independent auditors’ audit of the financial statements and their audit procedures, and discusses the adequacy of internal accounting controls.  The Board of Directors also approves the annual internal auditing program and reviews the activities and results of the internal auditing function.  Both the independent registered public accounting firm and the internal auditors have access to the Board of Directors at any time.

LG&E maintains and internally communicates a written code of business conduct and a senior financial officer code of ethics which address, among other items, potential conflicts of interest, compliance with laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

S. Bradford Rives

Chief Financial Officer

Louisville Gas and Electric Company

Louisville, Kentucky

Louisville Gas and Electric Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Louisville Gas and Electric Company and Subsidiary:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of capitalization, income, retained earnings, cash flows and comprehensive income present fairly, in all material respects, the financial position of Louisville Gas and Electric Company and Subsidiary at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, based on our audits, the financial statement schedule as of and for the three years in the period ended December 31, 2004, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 4, 2005

INDEX OF ABBREVIATIONS

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
Capital Corp.	LG&E Capital Corp.
Clean Air Act	The Clean Air Act, as amended in 1990
CCN	Certificate of Public Convenience and Necessity
CT	Combustion Turbines
CWIP	Construction Work in Progress
DSM	Demand Side Management
ECAR	East Central Area Reliability Region
ECR	Environmental Cost Recovery
EEI	Electric Energy, Inc.
EITF	Emerging Issues Task Force Issue
E.ON	E.ON AG
EPA	U.S. Environmental Protection Agency
ESM	Earnings Sharing Mechanism
F	Fahrenheit
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FPA	Federal Power Act
FT and FT-A	Firm Transportation
GSC	Gas Supply Clause
IBEW	International Brotherhood of Electrical Workers
IMEA	Illinois Municipal Electric Agency
IMPA	Indiana Municipal Power Agency
IRP	Integrated Resource Plan
Kentucky Commission	Kentucky Public Service Commission
KIUC	Kentucky Industrial Utility Consumers, Inc.
KU	Kentucky Utilities Company
KU Energy	KU Energy Corporation
KU R	KU Receivables LLC
kV	Kilovolts
Kva	Kilovolt-ampere
KW	Kilowatts
Kwh	Kilowatt hours
LEM	LG&E Energy Marketing Inc.
LG&E	Louisville Gas and Electric Company
LG&E Energy	LG&E Energy LLC (as successor to LG&E Energy Corp.)
LG&E R	LG&E Receivables LLC
LG&E Services	LG&E Energy Services Inc.
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
MMBtu	Million British thermal units
Moody’s	Moody’s Investor Services, Inc.
Mw	Megawatts
Mwh	Megawatt hours
NNS	No-Notice Service
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxide
OATT	Open Access Transmission Tariff
OMU	Owensboro Municipal Utilities
OVEC	Ohio Valley Electric Corporation
PBR	Performance-Based Ratemaking
PJM	Pennsylvania, New Jersey, Maryland Interconnection
Powergen	Powergen Limited (formerly Powergen plc)
PUHCA	Public Utility Holding Company Act of 1935
ROE	Return on Equity

RTO	Regional Transmission Organization
S&P	Standard & Poor’s Rating Services
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SMD	Standard Market Design
SO2	Sulfur Dioxide
Tennessee Gas	Tennessee Gas Pipeline Company
Texas Gas	Texas Gas Transmission LLC
Trimble County	LG&E’s Trimble County Unit 1
USWA	United Steelworkers of America
Utility Operations	Operations of LG&E and KU
VDT	Value Delivery Team Process
Virginia Commission	Virginia State Corporation Commission
Virginia Staff	Virginia State Corporation Commission Staff
WNA	Weather Normalization Adjustment

Kentucky Utilities Company and Subsidiary

Consolidated Statements of Income

(Thousands of $)

	Years Ended December 31
	2004	2003	2002

OPERATING REVENUES:
Total operating revenues (Notes 1 and 13)	$995,362	$891,778	$861,664

OPERATING EXPENSES:
Fuel for electric generation	292,046	265,935	250,117
Power purchased (Note 11)	144,232	140,063	131,400
Other operation and maintenance expenses	222,584	221,765	222,010
Depreciation and amortization (Note 1)	108,653	101,805	95,462
Total operating expenses	767,515	729,568	698,989

Net operating income	227,847	162,210	162,675

Other income – net (Note 8 and Note 13)	7,545	4,522	6,521
Interest expense (Notes 9 and 10)	11,343	19,309	24,612
Interest expense to affiliated companies (Note 13)	14,158	5,940	1,076

Net income before income taxes	209,891	141,483	143,508

Federal and state income taxes (Note 7)	76,420	50,081	50,124

Net income	$133,471	$91,402	$93,384

Consolidated Statements of Retained Earnings

(Thousands of $)

		Years Ended December 31
		2004	2003	2002

Balance January 1		$591,170	$502,024	$410,896
Add net income		133,471	91,402	93,384
		724,641	593,426	504,280

Deduct:	Cash dividends declared on stock:
	4.75% cumulative preferred	950	950	950
	6.53% cumulative preferred	1,305	1,306	1,306
	Common	63,000	—	—
		65,255	2,256	2,256

Balance December 31		$659,386	$591,170	$502,024

The accompanying notes are an integral part of these consolidated financial statements.

Kentucky Utilities Company and Subsidiary

Consolidated Statements of Comprehensive Income

(Thousands of $)

	Years Ended December 31
	2004	2003	2002

Net income	$133,471	$91,402	$93,384

Gains (losses) on derivative instruments and hedging activities, net of tax benefit/(expense) of $(100), $99 and $1,075 for 2004, 2003 and 2002, respectively (Notes 1 and 4)	146	(147)	(1,588)

Additional minimum pension liability adjustment, net of tax benefit/(expense) of $4,990, $(3,098) and $7,081 for 2004, 2003 and 2002, respectively (Note 6)	(7,373)	4,578	(10,462)

Other comprehensive (loss) income, net of tax (Note 14)	(7,227)	4,431	(12,050)

Comprehensive income	$126,244	$95,833	$81,334

The accompanying notes are an integral part of these consolidated financial statements.

Kentucky Utilities Company and Subsidiary

Consolidated Balance Sheets

(Thousands of $)

	December 31
	2004	2003

ASSETS:
Current assets:
Cash and cash equivalents (Note 1)	$4,581	$4,869
Accounts receivable-less reserve of $623 in 2004 and $672 in 2003 (Note 4)	112,580	49,289
Materials and supplies - at average cost:
Fuel (predominantly coal) (Note 1)	52,249	45,538
Other (Note 1)	27,972	27,094
Prepayments and other	9,910	13,100
	207,292	139,890

Other property and investments - less reserve of $131 in 2004 and $130 in 2003 (Note 1)	20,478	17,862

Utility plant, at original cost (Note 1)	3,571,166	3,193,145

Less: reserve for depreciation	1,415,008	1,360,253
	2,156,158	1,832,892

Construction work in progress	140,983	403,512
	2,297,141	2,236,404
Deferred debits and other assets:
Unamortized debt expense (Note 1)	4,732	4,481
Regulatory assets (Note 3)	61,435	72,318
Long-term derivative asset	6,102	12,223
Other	13,259	21,916
	85,528	110,938

	$2,610,439	$2,505,094

The accompanying notes are an integral part of these consolidated financial statements.

Kentucky Utilities Company and Subsidiary

Consolidated Balance Sheets(continued)

(Thousands of $)

	December 31
	2004	2003

CAPITAL AND LIABILITIES:
Current liabilities:
Current portion of long-term debt:
Current portion of long-term bonds (Note 9)	$87,130	$91,930
Current portion of long-term notes to affiliated company	75,000	—
	162,130	91,930

Notes payable to affiliated company (Notes 10 and 13)	34,820	43,231
Accounts payable	77,885	69,947
Accounts payable to affiliated companies (Note 13)	32,834	26,426
Accrued income taxes	5,889	7,104
Customer deposits	14,998	13,453
Other	15,338	14,245
	181,764	174,406

	343,894	266,336

Long-term debt (see statements of capitalization):
Long-term bonds (Note 9)	306,081	312,646
Long-term notes to affiliated company (Note 9)	258,000	283,000
	564,081	595,646
Deferred credits and other liabilities:
Accumulated deferred income taxes (Notes 1 and 7)	282,635	261,258
Investment tax credit, in process of amortization	3,805	5,859
Accumulated provision for pensions and related benefits (Note 6)	77,915	103,101
Asset retirement obligations	20,953	19,698
Regulatory liabilities (Note 3):
Accumulated cost of removal of utility plant	266,805	256,744
Other	24,718	38,027
Other	16,960	10,741
	693,791	695,428

Commitments and contingencies (Note 11)

Cumulative preferred stock (see statements of capitalization)	39,727	39,727

Common equity (see statements of capitalization)	968,946	907,957

	$2,610,439	$2,505,094

The accompanying notes are an integral part of these consolidated financial statements.

Kentucky Utilities Company and Subsidiary

Consolidated Statements of Cash Flows

(Thousands of $)

	Years Ended December 31
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,471	$91,402	$93,384
Items not requiring cash currently:
Depreciation and amortization	108,653	101,805	95,462
Deferred income taxes - net	16,597	15,278	(2,038)
Investment tax credit - net	(2,054)	(2,641)	(2,955)
VDT amortization	11,754	12,030	11,500
Deferred storm costs	(3,562)	—	—
Other	(4,239)	16,112	12,784
Change in certain net current assets:
Accounts receivable	(13,291)	(401)	(8,497)
Materials and supplies	(7,589)	(134)	(2,928)
Accounts payable	14,346	999	10,225
Accrued income taxes	(1,215)	3,854	(15,565)
Prepayments and other	5,828	(2,851)	(2,350)
Sale of accounts receivable (Note 4)	(50,000)	700	4,200
Pension funding	(43,409)	(10,231)	(15,283)
Earnings sharing mechanism receivable	9,267	1,118	—
Environmental cost recovery mechanism refundable	(8,013)	6,227	2,326
Litigation settlement	11,386	—	—
Other	7,990	98	(4,508)
Net cash provided by operating activities	185,920	233,365	175,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term investments	(57)	140	—
Construction expenditures	(157,579)	(341,869)	(237,909)
Net cash used for investing activities	(157,636)	(341,729)	(237,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated company	50,000	283,000	—
Short-term borrowings from affiliated company	497,750	655,241	518,400
Repayment of short-term borrowings from affiliated company	(506,161)	(731,500)	(446,700)
Retirement of first mortgage bonds	—	(95,000)	—
Issuance of pollution control bonds	50,000	—	133,930
Issuance expense on pollution control bonds	(2,126)	(1,643)	(5,196)
Retirement of pollution control bonds	(54,800)	—	(133,930)
Interest rate swap settlement	2,020	—	—
Payment of dividends	(65,255)	(2,256)	(2,256)
Net cash (used for) provided by financing activities	(28,572)	107,842	64,248

Change in cash and cash equivalents	(288)	(522)	2,096

Cash and cash equivalents at beginning of year	4,869	5,391	3,295

Cash and cash equivalents at end of year	$4,581	$4,869	$5,391

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$58,203	$37,166	$59,580
Interest on borrowed money	15,641	20,204	37,866
Interest to affiliated companies on borrowed money	13,164	3,533	1,725

The accompanying notes are an integral part of these consolidated financial statements.

Kentucky Utilities Company and Subsidiary

Consolidated Statements of Capitalization

(Thousands of $)

			December 31
			2004	2003
LONG-TERM DEBT (Note 9):
First mortgage bonds -
S due January 15, 2006, 5.99%			$36,000	$36,000
P due May 15, 2007, 7.92%			53,000	53,000
R due June 1, 2025, 7.55%			50,000	50,000
Pollution control series:
9, due December 1, 2023, 5.75%			—	50,000
10, due November 1, 2024, variable %			54,000	54,000
11, due May 1, 2023, variable %			12,900	12,900
12, due February 1, 2032, variable %			20,930	20,930
13, due February 1, 2032, variable %			2,400	2,400
14, due February 1, 2032, variable %			2,400	7,200
15, due February 1, 2032, variable %			7,400	7,400
16, due October 1, 2032, variable %			96,000	96,000
17, due October 1, 2034, variable %			50,000	—
Notes payable to Fidelia:
Due April 30, 2013, 4.55%, unsecured			100,000	100,000
Due August 15, 2013, 5.31%, secured			75,000	75,000
Due November 24, 2010, 4.24%, secured			33,000	33,000
Due December 19, 2005, 2.29%, secured			75,000	75,000
Due January 16, 2012, 4.39%, unsecured			50,000	—
Long-term debt marked to market (Note 4)			8,181	14,746

Total long-term debt outstanding			726,211	687,576

Less current portion of long-term debt			162,130	91,930

Long-term debt			564,081	595,646

CUMULATIVE PREFERRED STOCK:
	Shares Outstanding	Current Redemption Price
Without par value, 5,300,000 shares authorized -
4.75% series, $100 stated value redeemable on 30 days notice by KU	200,000	$101.00	20,000	20,000
6.53% series, $100 stated value	200,000	$102.94	20,000	20,000
Preferred stock expense			(273)	(273)
			39,727	39,727

COMMON EQUITY:
Common stock, without par value - authorized 80,000,000 shares, outstanding 37,817,878 shares			308,140	308,140
Common stock expense			(322)	(322)
Additional paid-in-capital			15,000	15,000
Accumulated other comprehensive income (Note 14)			(13,258)	(6,031)

Retained earnings			647,300	581,644
Undistributed subsidiary earnings			12,086	9,526
Total retained earnings			659,386	591,170

			968,946	907,957

Total capitalization			$1,572,754	$1,543,330

The accompanying notes are an integral part of these consolidated financial statements.

Kentucky Utilities Company and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

KU, a subsidiary of LG&E Energy and an indirect subsidiary of E.ON, is a regulated public utility engaged in the generation, transmission, distribution, and sale of electric energy.  LG&E Energy is an exempt public utility holding company with wholly owned subsidiaries including LG&E, KU, Capital Corp., LEM, and LG&E Services.  All of KU’s common stock is held by LG&E Energy.  In May 2004, KU dissolved its accounts receivable securitization-related subsidiary, KU R.  Prior to May 2004, the consolidated financial statements include the accounts of KU and KU R with the elimination of intercompany accounts and transactions.

On December 11, 2000, LG&E Energy was acquired by Powergen.  On July 1, 2002, E.ON, a German company, completed its acquisition of Powergen plc (now Powergen Limited).  E.ON is a registered public utility holding company under PUHCA.

No costs associated with the E.ON purchase of Powergen or the Powergen purchase of LG&E Energy nor any effects of purchase accounting have been reflected in the financial statements of KU.

Effective December 30, 2003, LG&E Energy LLC became the successor, by assignment and subsequent merger, to all the assets and liabilities of LG&E Energy Corp.

Certain reclassification entries have been made to the previous years’ financial statements to conform to the 2004 presentation with no impact on the balance sheet net assets or previously reported income.  Effective December 31, 2004, operating and non-operating income taxes are presented as “Federal and State Income Taxes” on KU’s Consolidated Statements of Income.  Prior to December 31, 2004, the component of income taxes associated with operating income was included in net operating income and the component of income taxes associated with non-operating income taxes was included in other income (expense) – net.  KU has applied this change in presentation to all prior periods.

Regulatory Accounting.  Accounting for the regulated utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by FERC, the Kentucky Commission and the Virginia Commission.  KU is subject to SFAS No. 71, under which certain costs that would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates.  Likewise, certain credits that would otherwise be reflected as income are deferred as regulatory liabilities based on expected return to customers in future rates.  KU’s current or expected recovery of deferred costs and expected return of deferred credits is based on specific ratemaking decisions or precedent for each item.   See Note 3 for additional detail regarding regulatory assets and liabilities.

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

Depreciation and Amortization.  Depreciation is provided on the straight-line method over the estimated service lives of depreciable plant.  The amounts provided were approximately 3.1% in 2004, 3.1% in 2003 and

3.1% in 2002, of average depreciable plant. Of the amount provided for depreciation at December 31, 2004 and 2003, approximately 0.5% and 0.6%, respectively, was related to the retirement, removal and disposal costs of long lived assets.

Cash and Cash Equivalents.  KU considers all debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fuel Inventory.  Fuel inventories of $52.2 million and $45.5 million at December 31, 2004 and 2003, respectively, are included in Fuel in the balance sheet.  The inventory is accounted for using the average-cost method.

Other Materials and Supplies.  Non-fuel materials and supplies of $28.0 million and $27.1 million at December 31, 2004 and 2003, respectively, are accounted for using the average-cost method.

Financial Instruments.  KU uses over-the-counter interest-rate swap agreements to hedge its exposure to interest rates.  Gains and losses on interest-rate swaps used to hedge interest rate risk are reflected in interest charges monthly.  KU uses sales of market-traded electric forward contracts for periods less than one year to hedge the price volatility of its forecasted peak electric off-system sales.  Gains and losses resulting from ineffectiveness are shown in other income (expense) and to the extent that the hedging relationship has been effective, gains and losses are reflected in other comprehensive income.  Wholesale sales of excess asset capacity and wholesale purchases are treated as normal sales and purchases under SFAS No. 133, SFAS No. 138 and SFAS No. 149 and are not marked-to-market.  See Note 4, Financial Instruments and Note 14, Accumulated Other Comprehensive Income.

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

Income Taxes. Income taxes are accounted for under SFAS No. 109.  In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain.  To provide for these uncertainties or exposures, an allowance is maintained for tax contingencies, the balance of which management believes is adequate.  Tax contingencies are analyzed periodically and adjustments are made when events occur to warrant a change.  The company is currently in the examination phase of IRS audits for the years 1999 to 2003 and expects some or all of these audits to be completed within the next 12 months.  The results of audit assessments by taxing authorities are not anticipated to have a material adverse effect on cash flows or results of operations.

Revenue Recognition.  Revenues are recorded based on service rendered to customers through month-end.  KU accrues an estimate for unbilled revenues from each meter reading date to the end of the accounting period based on allocating the daily system net deliveries between billed volumes and unbilled volumes.  The allocation is based on a daily ratio of the number of meter reading cycles remaining in the month to the total number of meter reading cycles in each month.  Each day’s ratio is then multiplied by each day’s system net deliveries to determine an estimated billed and unbilled volume for each day of the accounting period.  The unbilled revenue estimates included in accounts receivable were approximately $47.5 million and $38.7 million at December 31, 2004, and 2003, respectively.

Allowance for Doubtful Accounts.  At December 31, 2004 and 2003, the KU allowance for doubtful accounts was $0.6 million and $0.7 million, respectively.  The allowance is based on the ratio of the amounts charged-off during the last twelve months to the retail revenues billed over the same period multiplied by the retail revenues billed over the last four months.  Accounts with no payment activity are charged-off after four months.

Fuel Costs.  The cost of fuel for electric generation is charged to expense as used.

Other Property and Investments.  Other property and investments on the Balance Sheet consists of KU’s investment in EEI, economic development loans provided to various communities in KU’s service territory, KU’s investment in OVEC, funds related to KU’s long-term purchased power contract with OMU and non-utility plant.   KU’s investment in EEI is accounted for under the equity method of accounting and, as of December 31, 2004 and 2003, totaled $13.4 million and $10.8 million, respectively.  KU’s investment in OVEC is accounted for under the cost method of accounting.  As of December 31, 2004 and 2003, KU’s investment in OVEC totaled $0.3 million.  KU is not the primary beneficiary of EEI or OVEC, and, therefore, neither are consolidated into the financial statements of KU.

Management’s Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent items at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accrued liabilities, including legal and environmental, are recorded when they are probable and estimable.  Actual results could differ from those estimates.  See Note 11, Commitments and Contingencies, for a further discussion.

New Accounting Pronouncements.  The following accounting pronouncements were issued that affected KU in 2003:

SFAS No. 143

SFAS No. 143 was issued in 2001.  SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

The effective implementation date for SFAS No. 143 was January 1, 2003.  Management has calculated the impact of SFAS No. 143 and FERC Final Order No. 631 issued in Docket No. RM02-7.  As of January 1, 2003, KU recorded ARO assets in the amount of $8.6 million and liabilities in the amount of $18.5 million.  KU also recorded a cumulative effect adjustment in the amount of $9.9 million to reflect the accumulated depreciation and accretion of ARO assets at the transition date less amounts previously accrued under regulatory depreciation.  KU recorded offsetting regulatory assets of $9.9 million, pursuant to regulatory treatment prescribed under SFAS No. 71.  Also pursuant to SFAS No. 71, KU recorded regulatory liabilities in the amount of $0.9 million offsetting removal costs previously accrued under regulatory accounting in excess of amounts allowed under SFAS No. 143.

Had SFAS No. 143 been in effect for the 2002 reporting period, KU would have established asset retirement obligations as described in the following table:

(in thousands)
Provision at January 1, 2002	$17,331
Accretion expense	1,146
Provision at December 31, 2002	$18,477

As of December 31, 2004, KU recorded ARO assets, net of accumulated depreciation, of $6.7 million and liabilities of $21 million.  As of December 31, 2003, KU recorded ARO assets, net of accumulated depreciation, of $6.9 million and liabilities of $19.7 million.  KU recorded offsetting regulatory assets of $12.8 million and $11.3 million and regulatory liabilities of $1.4 million and $1.2 million as of December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, KU recorded ARO accretion expense of $1.3 million, ARO depreciation expense of $0.2 million and an offsetting regulatory credit in the income statement of $1.5 million, pursuant to regulatory treatment prescribed under SFAS No. 71. For the year ended December 31, 2003, KU recorded ARO accretion expense of $1.2 million, ARO depreciation expense of $0.2 million and an offsetting regulatory credit in the income statement of $1.4 million.  SFAS No. 143 has no impact on the results of operations of KU.

KU AROs are primarily related to final retirement of assets associated with generating units.  For assets associated with AROs, the removal cost accrued through depreciation under regulatory accounting is established as a regulatory asset or liability pursuant to regulatory treatment prescribed under SFAS No. 71.  For the years ended December 31, 2004 and 2003, KU recorded $0.3 million for both periods, in depreciation expense related to the cost of removal of ARO related assets.  An offsetting regulatory liability was established pursuant to regulatory treatment prescribed under SFAS No. 71.

KU also continues to include a cost of removal component in depreciation for assets that do not have a legal ARO. As of December 31, 2004 and 2003, KU has segregated this cost of removal, embedded in accumulated depreciation, of $266.8 million and $256.7 million, respectively, in accordance with FERC Order No. 631.  For reporting purposes in its Consolidated Balance Sheets, KU has presented this cost of removal as a regulatory liability pursuant to SFAS No. 71.

KU transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property.  Therefore, under SFAS No. 143, no material asset retirement obligations are recorded for transmission and distribution assets.

EITF No. 02-03

KU adopted EITF No. 98-10 effective January 1, 1999.  This pronouncement required that energy trading contracts be marked to market on the balance sheet, with the gains and losses shown net in the income statement.  Effective January 1, 2003, KU adopted EITF No. 02-03.  EITF No. 02-03 established the following:

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

As a result of EITF No. 02-03, KU has netted the power purchased expense for trading activities against electric operating revenue to reflect this accounting change.  KU applied this guidance to 2002 balances as shown below.  The reclassifications had no impact on previously reported net income or common equity.

(in thousands)
Gross electric operating revenues as previously reported	$888,219
Less costs reclassified from power purchased	26,555
Net electric operating revenues	$861,664

Gross power purchased as previously reported	$157,955
Less costs reclassified to revenues	26,555
Net power purchased	$131,400

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, which was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for interim reporting periods beginning after June 15, 2003, except for certain instruments and certain entities which have been deferred by the FASB.  Such deferrals do not affect KU.  KU has no financial instruments that fall within the scope of SFAS No. 150.

FIN 46

In January 2003, the Financial Accounting Standards Board issued FIN 46.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must have been applied for the first interim or annual period beginning after June 15, 2003.

In December 2003, FIN 46 was revised, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance.  For potential variable interest entities other than special purpose entities, FIN 46R was required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004.  The original guidance under FIN 46 was applicable, however, for all special purpose entities created prior to February 1, 2003, at the end of the first interim or annual reporting period ending after December 15, 2003.  FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.  FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities.  The adoption of FIN 46 and FIN 46R has no impact on the financial position or results of operations for KU.

Although KU holds investment interests in OVEC and EEI, it is not the primary beneficiary of OVEC or EEI, and, therefore, neither are consolidated into the financial statements of KU.

KU and 11 other electric utilities are participating owners of OVEC, located in Piketon, Ohio.  OVEC owns and operates two power plants that burn coal to generate electricity, Kyger Creek Station in Ohio and Clifty Creek Station in Indiana.  KU’s share is 2.5%, representing approximately 55 Mw of generation capacity.

KU’s original investment in OVEC was made in 1952.  KU’s investment in OVEC is the equivalent of 2.5% of OVEC’s common stock and is accounted for under the cost method of accounting.  As of December 31, 2004, KU’s investment in OVEC totaled $0.3 million. KU’s maximum exposure to loss as a result of the involvement with OVEC is limited to the value of the investment.  In the event of the inability of OVEC to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.  See Note 11 for further discussion of developments regarding KU’s ownership interests and power purchase rights.

KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois.  KU is entitled to take 20% of the available capacity of the station.  Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power generated by KU.  This contract governing the purchases from EEI will terminate on December 31, 2005.  Such power equated to approximately 10% of KU’s net generation system output in 2004.

KU’s original investment in EEI was made in 1953.  KU’s investment in EEI is accounted for under the equity method of accounting and, as of December 31, 2004, totaled $13.4 million.  KU’s direct exposure to loss as a result of its involvement with EEI is generally limited to the value of its investment.  In the event of the inability of EEI to fulfill its power provision requirements, KU would substitute such power supply with either owned generation or market purchases and would generally recover associated incremental costs through regulatory rate mechanisms.

FSP 106-2

In May 2004, the FASB finalized FSP 106-2 with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  FSP 106-2 does not have a material impact on KU.

FSP 109-1

In December 2004, the FASB finalized FSP 109-1, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with FAS 109.  FSP 109-1 became effective December 21, 2004, and does not have a material impact on KU.

Note 2 – Mergers and Acquisitions

On July 1, 2002, E.ON completed its acquisition of Powergen, including LG&E Energy, for approximately £5.1 billion ($7.3 billion).  As a result of the acquisition, LG&E Energy became a wholly owned subsidiary of E.ON and, as a result, KU also became an indirect subsidiary of E.ON.  KU has continued its separate identity and serves customers in Kentucky, Virginia and Tennessee under its existing names.  The preferred stock and debt securities of KU were not affected by this transaction and the utilities continue to file SEC reports.  Following the acquisition, E.ON became a registered holding company under PUHCA.  KU, as a subsidiary of a registered holding company, is subject to additional regulations under PUHCA.  In March 2003, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary.  In early 2004, LG&E Energy commenced direct reporting arrangements to E.ON.

LG&E Energy and KU Energy merged on May 4, 1998, with LG&E Energy as the surviving corporation. Management accounted for the merger as a pooling of interests and as a tax-free reorganization under the Internal Revenue Code.  Following these acquisitions, KU has continued to maintain its separate identity and serve customers under its present name.

Note 3 - Rates and Regulatory Matters

Electric Rate Case

In December 2003, KU filed an application with the Kentucky Commission requesting an adjustment in KU’s electric rates.  KU asked for a general adjustment in electric rates based on a twelve month test year ended September 30, 2003.  The revenue increase requested was $58.3 million.

On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of KU.  The Kentucky Commission’s order largely accepted proposed settlement agreements filed in May 2004 by KU and a majority of the parties to the rate case proceedings.   The rate increase took effect on July 1, 2004.

In the Kentucky Commission’s order, KU was granted an increase in annual base electric rates of approximately $46.1 million (6.8%).  Other provisions of the order include decisions on certain depreciation, ECR and VDT amounts or mechanisms and a termination of the ESM with respect to all periods after 2003.  The order also provided for a recovery before March 31, 2005, by KU of previously requested amounts relating to the ESM during 2003.

During July 2004, the AG served subpoenas on KU, as well as on the Kentucky Commission and its staff, requesting information regarding allegedly improper communications between KU and the Kentucky Commission, particularly during the period covered by the rate case. The Kentucky Commission has procedurally reopened the rate case for the limited purpose of taking evidence, if any, as to the communication issues. Subsequently, the AG filed pleadings with the Kentucky Commission requesting rehearing of the rate case on certain computational components of the increased rates, including income tax, cost of removal and depreciation amounts. In August 2004, the Kentucky Commission denied the AG’s rehearing request on the cost of removal and depreciation issues, with the effect that the rate increase order is final as to these matters, subject to the parties’ rights to judicial appeals. The Kentucky Commission further agreed to hold in abeyance further proceedings in the rate case, including the AG’s concerns about alleged improper communications, until the AG could file with the Kentucky Commission an investigative report regarding the latter issue. In addition, the Kentucky Commission granted a rehearing on the income tax component once the abeyance discussed above is lifted.

In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky regarding the scope and timing of document production or other information required or agreed to be produced under the AG’s subpoenas and matters were consolidated into the Franklin County court.  In October 2004, the AG filed a motion with the Kentucky Commission requesting that the previously granted rate increase be set aside, that KU resubmit any applications for rate increases and that relevant Kentucky Commission personnel be recused from participation in rate case proceedings.  In November 2004, the Franklin County, Kentucky court denied an AG request for sanctions on KU relating to production matters and narrowed the AG’s permitted scope of discovery.   In January 2005, the AG conducted interviews of certain Company individuals.

In January 2005, the AG submitted its report to the Franklin County, Kentucky Circuit Court in confidence.  Concurrently the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by KU in its conduct of activities before the Kentucky Commission or other state governmental entities and requesting release of the report to such agencies.  During February 2005 the court ruled that the report be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case, including ending the current abeyance.  To date, KU has neither seen nor requested copies of the report or its contents.

KU believes no improprieties have occurred in its communications with the Kentucky Commission and is cooperating with the proceedings before the AG and the Kentucky Commission.

KU is currently unable to determine the ultimate impact, if any, of, or any possible future actions of the AG or the Kentucky Commission arising out of, the AG’s report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increase in base rates.

Regulatory Assets and Liabilities

The following regulatory assets and liabilities were included in KU’s balance sheets as of December 31:

(in thousands)	2004	2003

VDT costs	$14,697	$26,451
Unamortized loss on bonds	11,370	10,511
ARO	12,844	11,322
Merger surcredit	3,745	4,815
ESM	3,115	12,382
Rate case expenses	1,136	1,041
FAC	9,375	4,298
Deferred storm costs	3,562	—
Post retirement and pension	1,181	1,006
Management audit	410	492
Total regulatory assets	$61,435	$72,318

Accumulated cost of removal of utility plant	$266,805	$256,744
Deferred income taxes - net	19,277	24,058
ECR	1,176	9,189
DSM	1,640	1,563
ARO	1,415	1,162
FAC	119	1,000
Spare parts	1,091	1,055
Total regulatory liabilities	$291,523	$294,771

KU currently earns a return on all regulatory assets except for ESM, DSM and FAC, all of which are separate recovery mechanisms with recovery within twelve months.  Additionally, no current return is earned on the ARO regulatory asset.  This regulatory asset will be offset against the associated regulatory liability, ARO asset, and ARO liability at the time the underlying asset is retired.  See Note 1, Summary of Significant Accounting Policies.

VDT Costs - Kentucky Commission Settlement Order.  During the first quarter of 2001, KU recorded a $64 million charge for a workforce reduction program.  Primary components of the charge were separation benefits, enhanced early retirement benefits, and healthcare benefits.  The result of this workforce reduction was the elimination of approximately 300 positions, accomplished primarily through a voluntary enhanced severance program.

In June 2001, KU filed an application (VDT case) with the Kentucky Commission to create a regulatory asset relating to these first quarter 2001 charges.  The application requested permission to amortize these costs over a four-year period.  The Kentucky Commission also opened a case to review a new depreciation study and resulting depreciation rates implemented in 2001.

In December 2001, the Kentucky Commission approved a settlement in the VDT case as well as other cases involving the depreciation rates and ESM. The order approving the settlement allowed KU to set up a regulatory asset of $54 million for the workforce reduction costs and begin amortizing these costs over a five-year period starting in April 2001. The first quarter 2001 charge of $64 million represented all employees who had accepted a voluntary enhanced severance program.  Some employees rescinded their participation in the voluntary enhanced severance program and, along with the non-recurring charge of $6.9 million for FERC and Virginia jurisdictions, thereby decreasing the original charge to the regulatory asset from $64 million to $54 million. The settlement reduces revenues approximately $11 million through a surcredit on bills to ratepayers over the same five-year period.  The surcredit represents net savings stipulated by KU.

As mentioned, the current five-year VDT amortization period is scheduled to expire in March 2006.  As part of the settlement agreements in the electric and gas rate cases, KU shall file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration.  The surcredit shall remain in effect following the expiration of the fifth year until the Commission enters an order on the future disposition of VDT-related issues.

ARO.  At December 31, 2004 and 2003, KU had recorded approximately $12.8 million and $11.3 million in regulatory assets and approximately $1.4 million and $1.2 million in regulatory liabilities, respectively, related to SFAS No. 143.

Merger Surcredit.  As part of the LG&E Energy merger with KU Energy in 1998, KU estimated non-fuel savings over a ten-year period following the merger.  Costs to achieve these savings for KU of $42.3 million were recorded in the second quarter of 1998, $20.5 million of which was deferred and amortized over a five-year period pursuant to regulatory orders.  Primary components of the merger costs were separation benefits, relocation costs, and transaction fees, the majority of which were paid by December 31, 1998.  KU expensed the remaining costs associated with the merger ($21.8 million) in the second quarter of 1998.

In approving the merger, the Kentucky Commission adopted KU’s proposal to reduce its retail customers’ bills based on one-half of the estimated merger-related savings, net of deferred and amortized amounts, over a five-year period.  The surcredit mechanism provides that 50% of the net non-fuel cost savings estimated to be achieved from the merger be provided to ratepayers through a monthly bill credit, and 50% be retained by KU and LG&E, over a five-year period.  The surcredit was allocated 53% to KU and 47% to LG&E.  In that same order, the Commission required LG&E and KU, after the end of the five-year period, to present a plan for sharing with ratepayers the then-projected non-fuel savings associated with the merger.  The Companies submitted this filing in January 2003, proposing to continue to share with ratepayers, on a 50%/50% basis, the estimated fifth-year gross level of non-fuel savings associated with the merger.  In October 2003, the Kentucky Commission issued an order approving a settlement agreement reached with the parties in the case.  KU’s merger surcredit will remain in place for another five-year term beginning July 1, 2003 and the merger savings will continue to be shared 50% with ratepayers and 50% with shareholders.

ESM.  Prior to 2004, KU’s Kentucky retail electric rates were subject to an ESM.  The ESM, initially in place for three years beginning in 2000, set an upper and lower point for rate of return on equity, whereby if KU’s rate of return for the calendar year fell within the range of 10.5% to 12.5%, no action was necessary.  If earnings were above the upper limit, the excess earnings were shared 40% with ratepayers and 60% with shareholders; if earnings were below the lower limit, the earnings deficiency was recovered 40% from ratepayers and 60% from shareholders.  By order of the Kentucky Commission, rate changes prompted by the ESM filing went into effect in April of each year subject to a balancing adjustment in successive periods.  There is no ESM for Virginia retail electric rates.

In November 2002, KU filed a revised ESM tariff which proposed continuance of the existing ESM through December 2005.  In addition, the Kentucky Commission initiated a focused management audit to review the ESM plan and reassess its reasonableness.  KU and interested parties had the opportunity to provide recommendations for modification and continuance of the ESM or other forms of alternative or incentive regulation.

KU filed its final 2003 ESM calculations with the Kentucky Commission on March 1, 2004, and applied for recovery of $16.2 million. Based upon estimates, KU previously accrued $9.3 million for the 2003 ESM as of December 31, 2003.

On June 30, 2004, the Kentucky Commission issued an order largely accepting proposed settlement agreements by KU and all intervenors regarding the ESM.  Under the ESM settlements, KU will continue to collect approximately $16.2 million of previously requested 2003 ESM revenue amounts through March 2005.  As part of the settlement, the parties agreed to a termination of the ESM mechanism relating to all periods after 2003.

As a result of the settlement, KU accrued an additional $6.9 million in June 2004, related to 2003 ESM revenue.

FAC.  KU’s retail electric rates contain a FAC, whereby increases or decreases in the cost of fuel for electric generation are reflected in the rates charged to retail electric customers.  In January 2003, the Kentucky Commission reviewed KU’s FAC for the six month period ended October 31, 2001. The Kentucky Commission ordered KU to reduce its fuel costs for purposes of calculating its FAC by $0.7 million. At issue was the purchase of approximately 102,000 tons of coal from Western Kentucky Energy Corporation, a non-regulated affiliate, for use at KU’s Ghent facility. The Kentucky Commission further ordered that an independent audit be conducted to examine operational and management aspects of both KU’s and LG&E’s fuel procurement functions.  A final report was issued in February 2004.  The report’s recommendations related to documentation and process improvements.  Management Audit Action Plans were agreed upon by KU and the Kentucky Commission Staff in the second quarter of 2004.  KU filed its first Audit Progress Report with the Kentucky Commission Staff in November 2004.  A second Audit Progress Report is due in May 2005.

In December 2004, the Kentucky Commission initiated a two-year review of KU’s past operations of the fuel clause and transfer of fuel costs from the fuel adjustment clause to base rates.   A public hearing on the matter was held on March 17, 2005.  An order by the Kentucky Commission is expected in April 2005.  KU is seeking to increase the fuel component of base rates.  KU does not anticipate any issues will arise during the regulatory proceeding.

In February 2005, KU filed with the Virginia Commission an application seeking approval of an increase in its fuel cost factor to reflect higher fuel costs incurred. KU anticipates implementing the increased fuel cost factor with April 2005 billings.

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

DSM.  In May 2001, the Kentucky Commission approved a plan that would expand LG&E’s DSM programs into the service territory served by KU.  The plan included a rate mechanism that provided for concurrent recovery of DSM costs, provided an incentive for implementing DSM programs, and recovered revenues from lost sales associated with the DSM programs based on program plan engineering estimates and post-implementation evaluation.

Deferred Storm Costs.  Based on an order from the Kentucky Commission in September 2004, KU reclassified from maintenance expense to a regulatory asset, $4.0 million related to costs not reimbursed from the 2003 ice storm.  These costs will be amortized through June 2009.  KU earns a return of these amortized costs, which are included in KU’s jurisdictional operating expenses.

Accumulated Cost of Removal.  As of December 31, 2004 and 2003, KU has segregated the cost of removal, embedded in accumulated depreciation, of $266.8 million and $256.7 million, respectively, in accordance with FERC Order No. 631.  For reporting purposes in the Consolidated Balance Sheet, KU has presented this cost of removal as a regulatory liability pursuant to SFAS No. 71.

ECR.  In August 2002, KU filed an application with the Kentucky Commission to amend its compliance plan to allow recovery of the cost of a new and additional environmental compliance facilities.  The estimated capital cost of the additional facilities is $17.3 million.  A final order was issued in February 2003. The final order approved recovery of the new environmental compliance facility totaling $17.3 million.  Cost recovery through the environmental surcharge of the approved project commenced with bills rendered in April 2003.

In March 2003, the Kentucky Commission initiated a series of six-month and two-year reviews of the operation of KU’s Environmental Surcharge.  A final order was issued on October 17, 2003 resolving all outstanding issues related to over-recovery from customers and under-recovery of allowed O&M expense.  The Commission found that KU had over-collected a net $6.0 million from customers and ordered the refund to occur through adjustments to the calculation of the monthly surcharge billing factor over the subsequent 12 month period.  The Commission further ordered KU to roll $17.9 million of environmental assets into base rates and make corresponding adjustments in the monthly environmental surcharge filings to reflect that portion of environmental rate base now included in base rates going forward.  The rates of return for KU’s 1994 and post-1994 plans were reset to 1.24% and 12.60%, respectively.

In June 2004, the Kentucky Commission issued an order approving a settlement agreement that, among other things, revised the rate of return for KU’s post-1994 plan to 11.19%, with an 11% return on common equity.  The order also approved the elimination of KU’s 1994 Plan for its ECR billing mechanism, with all remaining costs associated with that plan to be included in their entirety in base rates.

In December 2004, KU filed an application with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at the Ghent and Brown stations, and to amend its compliance plan to allow recovery of new and additional environmental compliance facilities.  The estimated capital cost of the additional facilities is $702.5 million, of which $658.9 million is for the FGDs.  A final order in the case is expected in June 2005.

Other Regulatory Matters

MISO.  KU is a founding member of the MISO.  Membership was obtained in 1998 in response to and consistent with federal policy initiatives.  In February 2002, KU turned over operational control of its high voltage transmission facilities (100kV and above) to the MISO.  The MISO currently controls over 100,000 miles of transmission over 1.1 million square miles located in the northern Midwest between Manitoba, Canada and Kentucky.  In September 2002, FERC granted a 12.88% ROE on transmission facilities for KU and the rest of the MISO owners.  On February 18, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that FERC did not provide proper notice that it would consider an incentive adder of 50 basis points, but affirmed the September 2002 FERC order in all other respects.  Effective ROE, retroactive to February 1, 2002, is 12.38% for KU and the original MISO owners.

In October 2001, the FERC issued an order requiring that the bundled retail load and grandfathered wholesale load of each member transmission owner be included in the current calculation of the MISO’s “cost-adder,” the Schedule 10 charges designed to recover the MISO’s costs of operation, including start-up capital (debt) costs.  KU, along with several other transmission owners, opposed the FERC’s ruling on this matter. The opposition was rejected by the FERC in 2002.   Later that year, the MISO’s transmission owners, appealed the FERC’s decision to the United States Court of Appeals for the District of Columbia Circuit.  In response, in November 2002, the FERC requested that the Court issue a partial remand of its challenged orders to allow the FERC to revisit certain issues, and requested that the case be held in abeyance pending the agency’s resolution of such issues.  The Court granted the FERC’s petition in December 2002.   In February 2003, FERC issued an order reaffirming its position concerning the calculation of the Schedule 10 charges and in July 2003 denied a rehearing. KU, along with several other transmission owners, again petitioned the District Court of Columbia Circuit for review. In July 2004, the court affirmed the FERC ruling.

In August 2004, the MISO filed its FERC-required proposed TEMT.  In September and October 2004, many MISO-related parties (including KU) filed proposals with the FERC regarding pending MISO-filed changes to transmission pricing principles, including the TEMT and elimination of RTORs. Additional filings of the companies before FERC in September 2004 sought to address issues relating to the treatment of certain GFA's should TEMT become effective. The utility proposals generally seek to appropriately delay the RTORs and TEMT effective dates based upon errors in administrative or procedural processes used by FERC or to appropriately limit potential reductions in transmission revenues received by the utilities should the RTORs, TEMT or GFA structures be implemented.  At present, existing FERC orders conditionally approve elimination of RTORs and implementation of general TEMT rates in the MISO by spring 2005.  At this time, KU cannot predict the outcome or effects of the various FERC proceedings described above, including whether such will have a material impact on the financial condition or results of operations of the companies. Financial consequences (changes in transmission revenues and costs) associated with the upcoming transmission market tariff changes are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.  Should KU be ordered to exit MISO, current MISO rules may also impose an exit fee.  KU is not able to predict the estimated outcome or economic impact of any of the MISO-related matters.  While KU believes legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery.

The MISO plans to implement a Day ahead and Real-time market, including a congestion management system in April 2005. This system will be similar to the LMP system currently used by the PJM RTO and contemplated in FERC’s SMD NOPR, currently being discussed.  The MISO filed with FERC a mechanism for recovery of costs for the congestion management system.  They proposed the addition of two new Schedules, 16 and 17.  Schedule 16 is the MISO’s cost recovery mechanism for the Financial Transmission Rights Administrative Service it will provide.  Schedule 17 is the MISO’s mechanism for recovering costs it will incur for providing Energy Marketing Support Administrative Service.  The MISO transmission owners, including KU, have objected to the allocation of costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

The Kentucky Commission opened an investigation into KU’s membership in the MISO in July 2003. The Kentucky Commission directed KU to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership.  KU engaged an independent third-party to conduct a cost benefit analysis on this issue.  The information was filed with the Kentucky Commission in September 2003.  The analysis and testimony supported the exit from the MISO, under certain conditions.  The MISO filed its own testimony and cost benefit analysis in December 2003.  A final Kentucky Commission order was expected in the second quarter of 2004; that ruling has since been delayed until summer 2005 due to the Kentucky Commission’s request for additional testimony on the MISO’s Market Tariff filing at FERC.

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

Kentucky Commission Strategic Blueprint.  In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including KU, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  KU must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

FERC SMD NOPR.  In July 2002, the FERC issued a NOPR in Docket No. RM01-12-000 which would substantially alter the regulations governing the nation’s wholesale electricity markets by establishing a common set of rules, defined as SMD. The SMD NOPR would require each public utility that owns, operates, or controls interstate transmission facilities to become an ITP, belong to an RTO that is an ITP, or contract with an ITP for operation of its transmission assets. It would also establish a standardized congestion management system, real-time and day-ahead energy markets, and a single transmission service for network and point-to-point transmission customers. Review of the proposed rulemaking is underway and no timeframe has been established by the FERC for adoption of a final rule.  While it is expected that the SMD final rule will affect KU revenues and expenses, the specific impact of the rulemaking is not known at this time.

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

Note 4 - Financial Instruments

The cost and estimated fair values of KU’s non-trading financial instruments as of December 31, 2004, and 2003 follow:

	2004		2003
		Fair		Fair
(in thousands)	Cost	Value	Cost	Value

Long-term debt (including current portion)	$385,030	$393,484	$389,830	$405,439
Long-term debt from affiliate	$333,000	$336,969	$283,000	$288,292
Interest-rate swaps - asset	—	$6,102	—	$12,223

All of the above valuations reflect prices quoted by exchanges except for the swaps and the intercompany loans.  The fair values of the swaps and intercompany loans reflect price quotes from dealers or amounts calculated using accepted pricing models.

Interest Rate Swaps. KU  uses interest rate swaps to hedge exposure to market fluctuations in certain of its debt instruments.  Pursuant to policy, use of these financial instruments is intended to mitigate risk, earnings and cash flow volatility and is not speculative in nature.  Management has designated all of the interest rate swaps as hedge instruments.  Financial instruments designated as fair value hedges and the underlying hedged items are periodically marked to market with the resulting net gains and losses recorded directly into net income.  Upon termination of any fair value hedge, the resulting gain or loss is recorded into net income. Financial instruments designated as cash flow hedges have resulting gains and losses recorded within other comprehensive income and stockholders’ equity.  To the extent a financial instrument designated as a cash flow hedge or the underlying item being hedged is prematurely terminated or the hedge becomes ineffective, the resulting gains or losses are reclassified from other comprehensive income to net income.

As of December 31, 2004 and 2003, KU was party to various interest rate swap agreements with aggregate notional amounts of $103 million in 2004 and $153 million 2003.  Under these swap agreements, KU paid variable rates based on either LIBOR or the Bond Market Association’s municipal swap index averaging 3.29% and 1.85%, and received fixed rates averaging 7.74% and 7.13% at December 31, 2004 and 2003, respectively. The swap agreements in effect at December 31, 2004 have been designated as fair value hedges and mature on dates ranging from 2007 to 2025.  The fair value designation was assigned because the underlying fixed rate debt has a firm future commitment.  For 2004 and 2003, the effect of marking these financial instruments and the underlying debt to market resulted in immaterial pretax gains (less than $0.1 million) recorded in interest expense.

Interest rate swaps hedge interest rate risk on the underlying debt under SFAS No. 133, in addition to swaps being marked to market, the item being hedged must also be marked to market, consequently at December 31, 2004, KU’s debt reflects a $8.2 million mark-to-market adjustment.

In February 2004, KU terminated the swap it had in place at December 31, 2003 related to the Series 9 pollution control bonds.  The notional amount of the terminated swap was $50 million and KU received a payment of $2.0 million as part of the termination.  The swap was terminated because it was no longer an effective hedge of the underlying bond.

Energy Trading & Risk Management Activities.  KU conducts energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity.  Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149.  Wholesale sales of excess asset capacity are treated as normal sales under  these pronouncements and are not marked to market.  To be eligible for the normal sales exclusion under SFAS No. 133, sales are limited to the forecasted excess capacity of KU’s generation assets over what is needed to serve KU’s native load.  To be eligible for the normal purchases exclusion under SFAS No. 133 purchases must be used to serve KU’s native load.  Without the normal sales and purchases exclusion these transactions would be considered derivatives and marked to market under SFAS No. 133.

The rescission of EITF 98-10, effective for fiscal years after December 15, 2002, had no impact on KU’s energy trading and risk management reporting as all forward and option contracts marked to market under EITF 98-10 are also within the scope of SFAS No. 133.

No changes to valuation techniques for energy trading and risk management activities occurred during 2004.  Changes in market pricing, interest rate and volatility assumptions were made during both years.  All contracts outstanding at December 31, 2004, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

KU maintains policies intended to minimize credit risk and revalues credit exposures daily to monitor compliance with those policies.  At December 31, 2004, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.

KU hedges the price volatility of its forecasted peak electric off-system sales with the sales of market-traded electric forward contracts for periods less than one year.  These electric forward sales have been designated as cash flow hedges and are not speculative in nature.  Gains or losses on these instruments, to the extent that the hedging relationship has been effective, are deferred in other comprehensive income.  Gains and losses resulting from ineffectiveness are shown in KU’s Consolidated Statements of Income in other income (expense) – net.  Upon expiration of these instruments, the amount recorded in other comprehensive income is recorded in earnings. No material pre-tax gains and losses resulted from these cash flow hedges in 2004, 2003 and 2002. See Note 14, Accumulated Other Comprehensive Income.

Accounts Receivable Securitization.   On February 6, 2001, KU implemented an accounts receivable securitization program.  KU terminated the accounts receivable securitization program in January 2004, and in May 2004, KU dissolved its inactive accounts receivable securitization-related subsidiary, KU R.  The purpose of this program was to enable KU to accelerate the receipt of cash from the collection of retail accounts receivable, thereby reducing dependence upon more costly sources of working capital. The securitization program allowed for a percentage of eligible receivables to be sold.  Eligible receivables were generally all receivables associated with retail sales that had standard terms and were not past due.  KU was able to terminate this program at any time without penalty.

As part of the program, KU sold retail accounts receivable to KU R.  Simultaneously, KU R entered into two separate three-year accounts receivable securitization facilities with two financial institutions and their affiliates whereby KU R could sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $50 million from unrelated third-party purchasers.  The effective cost of the receivables program was comparable to KU’s lowest cost source of capital, and was based on prime rated commercial paper. KU retained servicing rights of the sold receivables through two separate servicing agreements with the third-party purchasers.  KU obtained an opinion from independent legal counsel indicating these transactions qualified as a true sale of receivables.

To determine KU’s retained interest, the proceeds on the sale of receivables to the financial institutions were netted against the amount of eligible receivables sold by KU to KU R.  Interest expense, program fees, and facility fees paid to the financial institutions and an allowance for doubtful accounts were deducted to arrive at the future value of retained interest.  The future value was discounted using the prime rate plus 25 basis points, assuming a 45-day receivable life.  No material pre-tax gains and losses resulted from the sale of the receivables in 2004, 2003 and 2002.  KU’s net cash flows from KU R were $(50.1) million, $(0.1) million, and $3.3 million for 2004, 2003 and 2002, respectively.

The allowance for doubtful accounts associated with the eligible securitized receivables at December 31 was $0.5 million in 2003 and 2002.  This allowance was based on historical experience of KU. Each securitization facility contained a fully funded reserve for uncollectible receivables.

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

KU’s customer receivables and revenues arise from deliveries of electricity to approximately 488,000 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in five counties in southwestern Virginia and less than ten customers in Tennessee.  For the year ended December 31, 2004, 100% of total utility revenue was derived from electric operations.

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

Note 6 - Pension Plans and Other Postretirement Benefit Plans

KU has both funded and unfunded non-contributory defined benefit pension plans and other post-retirement benefit plans that together cover substantially all of its employees.   The healthcare plans are contributory with participants’ contributions adjusted annually.

KU uses December 31 as the measurement date for its plans.

Obligations and Funded Status.  The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the three-year period ending December 31, 2004, and a statement of the funded status as of December 31, 2004, for KU’s sponsored defined benefit:

(in thousands)	2004	2003	2002

Pension Plans:
Change in benefit obligation
Benefit obligation at beginning of year	$257,705	$247,727	$244,472
Service cost	3,711	2,962	2,637
Interest cost	15,959	15,924	16,598
Plan amendment	18	40	28
Change due to transfers	81	(269)	—
Benefits paid	(19,569)	(22,594)	(23,291)
Actuarial (gain) or loss and other	32,810	13,915	7,283
Benefit obligation at end of year	$290,715	$257,705	$247,727

Change in plan assets
Fair value of plan assets at beginning of year	$201,093	$178,534	$216,947
Actual return on plan assets	24,613	36,528	(13,767)
Employer contributions	43,409	10,231	15,283
Change due to transfers	23	(206)	(15,382)
Benefits paid	(19,569)	(22,594)	(23,291)
Administrative expenses	(1,333)	(1,400)	(1,256)
Fair value of plan assets at end of year	$248,236	$201,093	$178,534

Reconciliation of funded status
Funded status	$(42,479)	$(56,611)	$(69,193)
Unrecognized actuarial (gain) or loss	56,216	27,917	36,233
Unrecognized transition (asset) or obligation	(266)	(399)	(532)
Unrecognized prior service cost	8,331	9,184	10,106
Net amount recognized at end of year	$21,802	$(19,909)	$(23,386)

Other Benefits:
Change in benefit obligation
Benefit obligation at beginning of year	$105,763	$104,602	$83,223
Service cost	1,252	805	610
Interest cost	5,761	6,313	6,379
Benefits paid net of retiree contributions	(6,132)	(7,329)	(4,640)
Actuarial (gain) or loss	(6,359)	1,372	19,030
Benefit obligation at end of year	$100,285	$105,763	$104,602

Change in plan assets
Fair value of plan assets at beginning of year	$5,379	$7,943	$14,330
Actual return on plan assets	2,499	(775)	(2,698)
Employer contributions	4,430	5,506	1,648
Change due to transfers	(202)	—	—
Benefits paid net of retiree contributions	(6,182)	(7,295)	(5,337)
Fair value of plan assets at end of year	$5,924	$5,379	$7,943

Reconciliation of funded status
Funded status	$(94,361)	$(100,383)	$(96,659)
Unrecognized actuarial (gain) or loss	14,811	24,013	22,667
Unrecognized transition (asset) or obligation	8,967	10,088	11,209
Unrecognized prior service cost	1,428	2,142	2,891
Net amount recognized at end of year	$(69,155)	$(64,140)	$(59,892)

Amounts Recognized in Statement of Financial Position.  The following tables provide the amounts recognized in the balance sheet and information for plans with benefit obligations in excess of plan assets as of December 31, 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

Pension Plans:
Amounts recognized in the balance sheet consisted of:
Accrued benefit liability	$(8,759)	$(38,960)	$(51,035)
Intangible asset	8,331	9,184	10,106
Accumulated other comprehensive income	22,230	9,867	17,543
Net amount recognized at year-end	$21,802	$(19,909)	$(23,386)

Increase (decrease) in minimum liability included in other comprehensive income	$12,363	$(7,676)	$17,543

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$290,715	$257,705	$247,727
Accumulated benefit obligation	256,995	240,054	229,569
Fair value of plan assets	248,236	201,093	178,534

Other Benefits:
Amounts recognized in the balance sheet consisted of:
Accrued benefit liability	$(69,155)	$(64,140)	$(59,892)

Additional year-end information for plans with benefit obligations in excess of plan assets:
Benefit obligation	$100,285	$105,763	$104,602
Fair value of plan assets	5,924	5,379	7,943

Components of Net Periodic Benefit Cost.  The following table provides the components of net periodic benefit cost for the plans for 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

Pension Plans:
Components of net periodic benefit cost
Service cost	$3,711	$2,962	$2,637
Interest cost	15,959	15,925	16,598
Expected return on plan assets	(19,543)	(14,888)	(18,406)
Amortization of transition (asset) or obligation	(133)	(133)	(133)
Amortization of prior service cost	871	957	956
Amortization of actuarial (gain) or loss	833	1,211	1
Net periodic benefit cost	$1,698	$6,034	$1,653

Other Benefits:
Components of net periodic benefit cost
Service cost	$1,252	$806	$610
Interest cost	5,761	6,313	6,379
Expected return on plan assets	(396)	(337)	(1,022)
Amortization of prior service cost	714	714	691
Amortization of transitional (asset) or obligation	1,121	1,121	1,081
Amortization of actuarial (gain) or loss	993	1,137	343
Net periodic benefit cost	$9,445	$9,754	$8,082

The assumptions used in the measurement of KU’s pension benefit obligation are shown in the following table:

	2004	2003	2002
Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	4.50%	3.00%	3.75%

The assumptions used in the measurement of KU’s net periodic benefit cost are shown in the following table:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	9.00%	9.50%
Rate of compensation increase	3.50%	3.75%	4.25%

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1% change in assumed healthcare cost trend rates would have the following effects:

(in thousands)	1% Decrease	1% Increase
Effect on total of service and interest cost components for 2004	$(450)	$512
Effect on year-end 2004 postretirement benefit obligations	$(6,549)	$7,449

Expected Future Benefit Payments.  The following list provides the amount of expected future benefit payments, which reflect expected future service, as appropriate:

(in thousands)	Pension Plans	Other Benefits
2005	$20,005	$7,284
2006	$19,472	$7,234
2007	$18,897	$7,614
2008	$18,270	$7,870
2009	$17,667	$8,195
2010-2014	$83,008	$45,059

Plan Assets.  The following table shows KU’s weighted-average asset allocation by asset category at December 31:

	Target Range	2004	2003	2002

Pension Plans:
Equity securities	55% - 85%	66%	66%	64%
Debt securities	20% - 40%	33%	33%	34%
Other	0% - 10%	1%	1%	2%
Totals		100%	100%	100%

Other Benefits:
Equity securities	—%	—%	—%	—%
Debt securities	100%	100%	100%	100%
	100%	100%	100%	100%

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

Contributions.  KU made discretionary contributions to the pension plan of $43.4 million in January 2004 and $10.2 million during 2003.  No discretionary contributions are planned for 2005.

FSP 106-2.  In May 2004, the FASB finalized FSP 106-2 with the guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003.  FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004.  The following table reflects the impact of the subsidy:

(in thousands)
Reduction in accumulated postretirement benefit obligation (“APBO”)	$3,268

Effect of the subsidy on the measurement of the net periodic postretirement benefit cost:

Amortization of the actuarial experience gain/(loss)	$266
Reduction in service cost due to the subsidy	0
Resulting reduction in interest cost on the APBO	204
Total	$470

Thrift Savings Plans.  KU has a thrift savings plan under section 401(k) of the Internal Revenue Code.  Under the plan, eligible employees may defer and contribute to the plan a portion of current compensation in order to provide future retirement benefits. KU makes contributions to the plan by matching a portion of the employee contributions. The costs of this matching were approximately $1.5 million for 2004, $1.9 million for 2003 and $1.5 million for 2002.

Note 7 - Income Taxes

Components of income tax expense are shown in the table below:

(in thousands)			2004	2003	2002

Related to operating income:
Current	-	federal	$39,821	$31,079	$38,524
	-	state	17,835	11,456	10,494
Deferred	-	federal – net	21,942	11,198	3,467
	-	state – net	(469)	923	1,547
Total			79,129	54,656	54,032

Related to other income - net:
Current	-	federal	(530)	(1,961)	(685)
	-	state	(137)	(134)	(195)
Deferred	-	federal – net	46	180	15
	-	state – net	(34)	(19)	(88)
Amortization of investment tax credit			(2,054)	(2,641)	(2,955)
Total			(2,709)	(4,575)	(3,908)

Total income tax expense			$76,420	$50,081	$50,124

Components of net deferred tax liabilities included in the balance sheet are shown below:

(in thousands)	2004	2003

Deferred tax liabilities:
Depreciation and other plant-related items	$304,692	$282,376
Regulatory assets and other	25,877	27,499
	330,569	309,875

Deferred tax assets:
Investment tax credit	1,536	2,365
Income taxes due to customers	7,781	9,710
Pensions and related benefits	21,164	16,154
Liabilities and other	17,453	20,388
	47,934	48,617
Net deferred income tax liability	$282,635	$261,258

Thereof non-current	$282,436	$259,402
Thereof current	199	1,856
	$282,635	$261,258

A reconciliation of differences between the statutory U.S. federal income tax rate and KU’s effective income tax rate follows:

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.4	5.8	5.5
Amortization of investment tax credit	(1.2)	(1.9)	(2.4)
Other differences – net	(2.8)	(3.5)	(3.2)
Effective income tax rate	36.4%	35.4%	34.9%

Other differences for 2004 include tax benefits related to a reserve adjustment (0.5%), excess deferred taxes which reflect the benefits of deferred taxes reversing at lower tax rates than what were provided (1.4%), and various other permanent differences (0.9%).

Other differences for 2003 include tax benefits related to prior year audit settlements (1.0%), excess deferred taxes which reflect the benefits of deferred taxes reversing at lower tax rates than what were provided (1.9%), and various other permanent differences (.6%).

Other differences for 2002 include tax benefits related to excess deferred taxes which reflect the benefits of deferred taxes reversing at lower tax rates than what were provided (1.8%), and various other permanent differences (1.4%).

H. R. 4520, known as the “American Jobs Creation Act of 2004” allows electric utilities to take a deduction of up to 3% of their generation taxable income in 2005. On a stand-alone basis, KU expects to generate a deduction in 2005 which will reduce KU’s effective tax rate by less than 1%.

Kentucky House Bill 272, also known as Kentucky’s Tax Modernization Plan, was signed into law in March 2005.  This bill contains a number of changes in Kentucky’s tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007.  The impact of these reduced rates is expected to decrease KU’s income tax expense in future periods.  Furthermore, these reduced rates will result in the reversal of accumulated temporary differences at lower rates than originally provided.  KU is presently evaluating the impact of this and other changes to the Kentucky tax system, however, no material adverse impacts on cash flows or results of operations are expected.

KU is subject to periodic changes in state tax law, regulation or interpretation, as well as enforcement proceedings.  KU is currently undergoing a routine Kentucky sales tax audit for the period January 1996 to July 2000.  The possible assessment or amount at issue is not known at this time, but is not expected to have a material adverse effect on cashflows or results of operations.

Note 8 - Other Income - Net

Other income – net consisted of the following at December 31:

(in thousands)	2004	2003	2002

Equity in earnings - subsidiary company	$2,559	$3,644	$6,967
Interest and dividend income	558	682	580
AFUDC	1,135	1,037	87
Gain on disposition of property	525	135	0
Terminated projects	0	(1,665)	0
Benefit expense	0	0	(1,310)
Other income (expense)	2,768	689	197
	$7,545	$4,522	$6,521

Equity in earnings – subsidiary company refers to KU’s earnings related to EEI (see Note 1).

Note 9 - Long-Term Debt

Refer to the Consolidated Statements of Capitalization for detailed information for KU’s long-term debt.

As of December 31, 2004, long-term debt and the current portion of long-term debt consists primarily of first mortgage bonds, pollution control bonds, and long-term loans from affiliated companies as summarized below.  Interest rates and maturities in the table below reflect the impact of interest rate swaps.

(in thousands)	Stated Interest Rates	Weighted Average Interest Rate	Maturities	Principal Amounts

Outstanding at December 31, 2004:
Noncurrent portion	Variable – 7.92%	3.68%	2006-2032	$564,081
Current portion	Variable	2.23%	2005-2032	$162,130

Outstanding at December 31, 2003 :
Noncurrent portion	Variable – 7.92%	3.10%	2006-2032	$595,646
Current portion	Variable	1.34%	2024-2032	$91,930

Under the provisions for KU’s variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Consolidated Balance Sheets.  The average annualized interest rate for these bonds during 2004 was 1.37%.

Pollution control series bonds are first mortgage bonds that have been issued by KU in connection with tax-exempt pollution control revenue bonds issued by various governmental entities, principally counties in Kentucky.  A loan agreement obligates KU to make debt service payments to the county that equate to the debt service due from the county on the related pollution control revenue bonds.  The county’s debt is also secured by an equal amount of KU’s first mortgage bonds (the pollution control series bonds) that are pledged to the trustee for the pollution control revenue bonds, and that match the terms and conditions of the county’s debt, but require no payment of principal and interest unless KU defaults on the loan agreement.

Substantially all of KU’s assets are pledged as security for its first mortgage bonds.

Interest rate swaps are used to hedge KU’s underlying debt obligations.  These swaps hedge specific debt issuances and, consistent with management’s designation, are accorded hedge accounting treatment.  The swaps effectively convert fixed rate obligations on KU’s first mortgage bonds Series P and R to variable-rate obligations.  As of December 31, 2004 and 2003, KU had swaps with a combined notional value of $103 million and $153 million, respectively.  See Note 4.

In October 2004, KU completed a refinancing transaction regarding $50 million in existing pollution control indebtedness.  The original indebtedness, 5.75% Pollution Control Bonds, Series 9, due December 1, 2023, was discharged in November 2004, with the proceeds from the replacement indebtedness, KU Pollution Control Bonds, Series 17, due October 1, 2034, which carries a variable, auction rate of interest.  The call premium and unamortized debt expense of the Series 9 bonds are deferred assets being amortized over the life of the Series 17 bonds.

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

In January 2004, KU entered into one unsecured long-term loan from Fidelia totaling $50 million with an interest rate of 4.39% that matures in January 2012.  The proceeds were used to repay amounts due under the accounts receivable securitization program.

In November 2003, KU called its first mortgage bond, Series P 8.55% of $33 million, due in 2027, and replaced it with a loan from Fidelia.

In June 2003, KU’s first mortgage bond, 6.32% Series Q of $62 million, matured.

During 2003, KU entered into four long-term loans from Fidelia totaling $283 million.  Of this total, $100 million is unsecured with an interest rate of 4.55% and matures in April 2003.  The remaining $183 million (which is made up of $75 million at 5.31% due August 2013, $33 million at 4.24% due November 2010 and $75 million at 2.29% due December 2005) is collateralized by a pledge of substantially all assets of KU that is subordinated to the first mortgage bond lien.

See Note 11, Commitments and Contingencies for all long-term debt maturities.

Note 10 - Notes Payable and Other Short-Term Obligations

KU participates in an intercompany money pool agreement wherein LG&E Energy and/or LG&E make funds available to KU at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million.  The balance of the money pool loan from LG&E Energy (shown as “Notes payable to affiliated company”) was $34.8 million at an average rate of 2.22% and $43.2 million at an average rate of 1.00% at December 31, 2004 and 2003, respectively.  The amount available to KU under the money pool agreement at December 31, 2004 was $365.2 million. LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool.  The outstanding balance under LG&E Energy’s facility as of December 31, 2004 was $65.4 million, and availability of $84.6 million remained.   LG&E Energy increased the size of its revolving credit facility to $200 million effective January 24, 2005.

Note 11 - Commitments and Contingencies

The following is provided to summarize KU’s contractual cash obligations for periods after December 31, 2004.  KU anticipates cash from operations and external financing will be sufficient to fund future obligations.  Future interest obligations cannot be quantified because most of KU's debt is variable rate (see KU's Consolidated Statements of Capitalization).

(in thousands)	Payments Due by Period
Contractual Cash Obligations	2005	2006	2007	2008	2009	Thereafter		Total
Short-term debt (a)	$34,820	$—	$—	$—	$—	$—		$34,820
Long-term debt	162,130	36,000	58,088	—	—	469,993	(b)	726,211
Unconditional power purchase obligations (c)	40,098	41,141	42,625	43,690	45,138	655,720		868,412
Coal purchase obligations (d)	263,418	156,613	64,886	35,808	—	—		520,725
Retirement obligations (e)	6,564	6,915	7,236	7,479	7,757	—		35,951
Other long-term obligations (f)	14,771	—	—	—	—	—		14,771
Total contractual cash obligations	$521,801	$240,669	$172,835	$86,977	$52,895	$1,125,713		$2,200,890

(a)          Represents borrowings from affiliated company due within one year.

(b)         Includes long-term debt of $87.1 million classified as current liabilities because these bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events.  Maturity dates for these bonds range from 2024 to 2032.  KU does not expect to pay these amounts in 2005.

(c)          Represents future minimum payments under OVEC, OMU and EEI purchased power agreements through 2024.

(d)         Represents contracts to purchase coal.

(e)          Represents currently projected contributions to pension plans and other post-employment benefits obligations as calculated by the actuary.

(f)            Represents construction commitments.

Operating Leases.  KU leases office space, office equipment, and vehicles.  KU accounts for these leases as operating leases.  In addition, KU reimburses LG&E for a portion of the lease expense paid by LG&E for KU’s usage of office space leased by LG&E.  Total lease expense for 2004, 2003 and 2002, was $2.8 million, $2.2 million and $3.1 million, respectively.

Sale and Leaseback Transaction. KU is a participant in a sale and leaseback transaction involving its 62% interest in two jointly-owned CTs at KU’s E.W. Brown generating station (Units 6 and 7).  Commencing in December 1999, LG&E and KU entered into a tax-efficient, 18-year lease of the CTs. LG&E and KU have provided funds to fully defease the lease, and have executed an irrevocable notice to exercise an early purchase option contained in the lease after 15.5 years. The financial statement treatment of this transaction is no different than if KU had retained its ownership.  The transaction produced a pre-tax gain of approximately $1.9 million which was recorded in other income on the income statement in 2000, pursuant to a Kentucky Commission order.  The leasing transaction was entered into following receipt of required state and federal regulatory approvals.

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

At December 31, 2004, the maximum aggregate amount of default fees or amounts, which decrease over the term of the lease, was $9.5 million, of which KU would be responsible for $5.9 million (62%).  KU has made arrangements with LG&E Energy, via guarantee and regulatory commitment, for LG&E Energy to pay its full portion of any default fees or amounts.

Letter of Credit.  KU has provided a letter of credit totaling $0.8 million to support certain obligations related to self-insurance and workers compensation of longshore and harbor workers for barge unloading.

Purchased Power.  KU has purchased power arrangements with OMU, EEI, and OVEC.  Under the OMU agreement, which expires on January 1, 2020, KU purchases all of the output of a 400-Mw (approximate) coal-fired generating station not required by OMU.  The amount of purchased power available to KU during 2005-2009, which is expected to be approximately 7% of KU’s total kWh native load energy requirements, is dependent upon a number of factors including the OMU units’ availability, maintenance schedules, fuel costs and OMU requirements.  Payments are based on the total costs of the station allocated per terms of the OMU agreement.  Included in the total costs is KU’s proportionate share of debt service requirements on $205.6 million of OMU bonds outstanding at December 31, 2004.  The debt service is allocated to KU based on its annual allocated share of capacity, which averaged approximately 45% in 2004.  KU does not guarantee the OMU bonds, or any requirements therein, in the event of default by OMU.

KU has a 20% equity ownership in EEI, which is accounted for on the equity method of accounting.  KU’s entitlement is 20% of the available capacity of a 1,000 Mw station.  Payments are based on the total costs of the station allocated per terms of an agreement among the owners, which generally follow delivered kWh.

KU has an investment of 2.5% ownership in OVEC’s common stock, which is accounted for on the cost method of accounting.  KU’s entitlement is 2.5% of OVEC’s generation capacity or approximately 55 Mw.

Construction Program.  KU had approximately $14.8 million of commitments in connection with its construction program at  December 31, 2004.  Construction expenditures for the years 2005 and 2006 are estimated to total approximately $448 million, although all of this is not currently committed, including future expenditures related to the construction of Trimble County Unit 2 and the installation of FGDs at Ghent.

Environmental Matters.   KU is subject to SO2 and NOx emission limits on its electric generating units pursuant to the Clean Air Act.  KU met its Phase I SO2 requirements primarily through installation of FGD equipment on Ghent Unit 1 and through the consumption of emission allowances granted under the Clean Air Act.  KU’s strategy for Phase II SO2 reductions, which commenced January 1, 2000, has been to use accumulated emissions allowances to delay additional capital expenditures and will include fuel switching and the installation of additional FGDs as necessary. KU decided in December 2004 that additional FGDs will be necessary to maintain compliance with Phase II SO2 reductions.  Those installations are currently scheduled for completion in 2007-2009.   KU met the NOx emission requirements of the Act through installation of low-NOx burner systems. KU’s compliance plans are subject to many factors including developments in the emission allowance and fuel markets, future regulatory and legislative initiatives, and advances in clean air control technology.  KU will continue to monitor these developments to ensure that its environmental obligations are met in the most efficient and cost-effective manner.

In September 1998, the EPA announced its final “NOx SIP Call” rule requiring states to impose significant additional reductions in NOx emissions by May 2003, in order to mitigate alleged ozone transport impacts on the Northeast region.  The Commonwealth of Kentucky SIP, which was approved by the EPA on June 24, 2003, requires reductions in NOx emissions from coal-fired generating units to the 0.15 lb./MMBtu level on a system-wide basis.  In related proceedings in response to petitions filed by various Northeast states, in December 1999, the EPA issued a final rule pursuant to Section 126 of the Clean Air Act directing similar NOx reductions from a number of specifically targeted generating units including all KU units in the eastern half of Kentucky.  Additional petitions currently pending before the EPA may potentially result in rules encompassing KU’s remaining generating units.  As a result of appeals to both rules, the compliance date was extended to May 31, 2004.  All KU generating units are in compliance with these NOx emissions reduction rules.

KU has added significant NOx controls to its generating units through the installation of SCR systems, advanced low-NOx burners and neural networks.  The NOx controls project commenced in late 2000 with the controls being placed into operation prior to the 2004 Summer Ozone Season. As of December 31, 2004, KU incurred total capital costs of approximately $219 million to reduce its NOx emissions below the 0.15 lb./MMBtu level on a company-wide basis.  In addition, KU will incur additional operating and maintenance costs in operating new NOx controls.  KU believes its costs in this regard to be comparable to those of similarly situated utilities with like generation assets. KU anticipated that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism and believed that a significant portion of such costs could be recovered.  In April 2001, the Kentucky Commission granted recovery of these costs for KU.

KU is also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA’s revised air quality standards for ozone and particulate matter, measures to implement EPA’s regional haze rule, and EPA’s Clean Air Mercury Rule which regulates mercury emissions from steam electric generating units and reductions in emissions of SO2 and NOx required under the Clean Air Interstate Rule. KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e. FGD’s) commencing in mid 2005 and continuing through the final installation and operation in 2009.  KU estimates that it will incur $678 million in capital costs related to the reduction of its SO2 emissions to achieve compliance with current emission limits on a company-wide basis.  In addition, KU will incur additional operating and maintenance costs in operating new SO2 controls.  KU believes its costs in this regard to be comparable to those of similarly situated utilities with like generation assets.  KU anticipates that such capital and operating costs are the type of costs that are eligible for recovery from customers under its environmental surcharge mechanism and believes that a significant portion of such costs could be recovered.  In December 2004, KU filed an application seeking recovery of its costs. KU expects the Kentucky Commission to issue an Order granting recovery of these costs in June 2005.

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

In October 1999, approximately 38,000 gallons of diesel fuel leaked from a cracked valve in an underground pipeline at KU’s E.W. Brown Station.  KU commenced immediate spill containment and recovery measures which continued under the oversight of EPA and state officials and prevented the spill from reaching the Kentucky River.  KU ultimately recovered approximately 34,000 gallons of diesel fuel.  In November 1999, the Kentucky Division of Water issued a notice of violation for the incident.  KU has settled all outstanding issues for this incident with the Commonwealth of Kentucky.  KU incurred costs of approximately $1.8 million and received insurance reimbursement of $1.2 million.  In December 2002, the Department of Justice (DOJ) sent correspondence to KU regarding a potential per-day fine for failure to timely submit a facility response plan and a per-gallon fine for the amount of oil discharged.  During August 2004, KU, the EPA, and the Department of Justice agreed in principle to settle outstanding matters concerning a 1999 oil discharge at KU’s E.W. Brown plant for approximately $0.6 million. The settlement is subject to completion of final definitive documents but is anticipated to be resolved by the construction of a separate environmental capital project and a cash payment of approximately $0.2 million. At December 31, 2004, KU has recorded an accrual and expense of $0.2 million.

In April 2002, the EPA sent correspondence to KU regarding potential exposure in connection with $1.5 million in completed remediation costs associated with a transformer scrap-yard.  KU believes it is one of the more remote parties, among a number of potentially responsible parties, and has entered into settlement discussions with the EPA and the Kentucky Division of Waste Management on this matter.

In January 2005, approximately 1,000 gallons of fuel oil leaked from a cracked weld in a storage tank at

KU’s Green River Generating Station.  KU commenced immediate spill containment, recovery and remediation actions and has received satisfactory inspections from state regulators to date.  The cost related to the clean up of the oil spill is expected to be immaterial.

Note 12 – Jointly Owned Electric Utility Plant

LG&E and KU jointly own the following combustion turbines:

(in thousands)		LG&E	KU	Total

Paddy’s Run 13	Ownership %	53%	47%	100%
	Mw capacity	84	74	158
	Cost	$34,033	$30,038	$64,071
	Depreciation	4,042	3,555	7,597
	Net book value	$29,991	$26,483	$56,474

E.W. Brown 5	Ownership %	53%	47%	100%
	Mw capacity	62	55	117
	Cost	$23,978	$20,221	$44,199
	Depreciation	2,712	2,269	4,981
	Net book value	$21,266	$17,952	$39,218

E.W. Brown 6	Ownership %	38%	62%	100%
	Mw capacity	59	95	154
	Cost	$25,353	$38,935	$64,288
	Depreciation	3,426	6,644	10,070
	Net book value	$21,927	$32,291	$54,218

E.W. Brown 7	Ownership %	38%	62%	100%
	Mw capacity	59	95	154
	Cost	$22,718	$36,137	$58,855
	Depreciation	5,679	7,012	12,691
	Net book value	$17,039	$29,125	$46,164

Trimble 5	Ownership %	29%	71%	100%
	Mw capacity	46	114	160
	Cost	$16,241	$39,665	$55,906
	Depreciation	1,363	3,327	4,690
	Net book value	$14,878	$36,338	$51,216

Trimble 6	Ownership %	29%	71%	100%
	Mw capacity	46	114	160
	Cost	$16,205	$39,703	$55,908
	Depreciation	1,361	3,332	4,693
	Net book value	$14,844	$36,371	$51,215

Trimble 7	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,274	$32,913	$52,187
	Depreciation	355	606	961
	Net book value	$18,919	$32,307	$51,226

Trimble 8	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,161	$32,762	$51,923
	Depreciation	353	604	957
	Net book value	$18,808	$32,158	$50,966

Trimble 9	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,195	$32,835	$52,030
	Depreciation	299	512	811
	Net book value	$18,896	$32,323	$51,219

Trimble 10	Ownership %	37%	63%	100%
	Mw capacity	59	101	160
	Cost	$19,141	$32,802	$51,943
	Depreciation	298	511	809
	Net book value	$18,843	$32,291	$51,134

Trimble CT Pipeline	Ownership %	29%	71%	100%
	Cost	$1,978	$4,813	$6,791
	Depreciation	165	403	568
	Net book value	$1,813	$4,410	$6,223

Trimble CT Substation	Ownership %	29%	71%	100%
5 & 6	Cost	$1,474	$3,598	$5,072
	Depreciation	76	196	272
	Net book value	$1,398	$3,402	$4,800

Trimble CT Substation	Ownership %	37%	63%	100%
7 - 10	Cost	$2,856	$4,711	$7,567
	Depreciation	30	53	83
	Net book value	$2,826	$4,658	$7,484

In addition to these generating units, LG&E and KU share joint ownership in the Brown Inlet Air Cooling system. KU owns 90% of the system, attributable to Brown Unit 5 and Units 8-11, which provides an additional 88 Mw of capacity.

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

Electric Purchases

KU and LG&E purchase energy from each other in order to effectively manage the load of their retail and off-system customers.  In addition, KU and LEM, a subsidiary of LG&E Energy, purchase energy from each other. These sales and purchases are included in the Consolidated Statements of Income as Electric Operating Revenues and Purchased Power Operating Expense.  KU intercompany electric revenues and purchased power expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)	2004	2003	2002
Electric operating revenues from LG&E	$61,743	$46,690	$33,249
Electric operating revenues from LEM	205	2,408	3,581
Purchased power from LG&E	58,687	53,747	41,480
Purchased power from LEM	—	—	913

Interest Charges

KU participates in an intercompany money pool agreement wherein LG&E Energy and/or LG&E make funds available to KU at market-based rates (based on an index of highly rated commercial paper issues as of the prior month end) up to $400 million.  The balance of the money pool loan from LG&E Energy (shown as “Notes payable to affiliated company”) was $34.8 million at an average rate of 2.22% and $43.2 million at an average rate of 1.00% at December 31, 2004 and 2003, respectively.  The amount available to KU under the money pool agreement at December 31, 2004 was $365.2 million. LG&E Energy maintains a revolving credit facility totaling $150 million with an affiliate to ensure funding availability for the money pool.  The outstanding balance under LG&E Energy’s facility as of December 31, 2004 was $65.4 million, and availability of $84.6 million remained. LG&E Energy increased the size of its revolving credit facility to $200 million, effective January 24, 2005.

In addition, in 2003 KU began borrowing long-term funds from Fidelia (see Note 9).

Intercompany agreements do not require interest payments for receivables related to services provided when settled within 30 days.  The only interest income or expense recorded by KU relates to LG&E’s receipt and payment of KU’s portion of off-system sales and purchases.

KU’s intercompany interest income and expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)	2004	2003	2002
Interest on money pool loans	$397	$1,204	$1,071
Interest on Fidelia loans	13,759	4,729	—
Interest expense paid to LG&E	2	6	5
Interest income received from LG&E	44	8	61

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

Intercompany billings to and from KU for the years ended December 31, 2004, 2003 and 2002 were as follows:

(in thousands)	2004	2003	2002
LG&E Services billings to KU	$170,234	$201,283	$176,254
KU billings to LG&E	7,188	16,636	11,921
LG&E billings to KU	59,513	77,166	71,127
KU billings to LG&E Services	5,019	16,138	18,573

Note 14 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(in thousands)	Minimum Pension Liability Adjustment	Accumulated Derivative Gain or Loss	PreTax	Income Tax	Net

Balance at December 31, 2001	$—	$2,663	$2,663	$1,075	$1,588
Minimum pension liability adjustment	(17,543)	—	(17,543)	(7,081)	(10,462)
Gains (losses) on derivative instruments designated and qualifying as cash flow hedging instruments	—	(2,663)	(2,663)	(1,075)	(1,588)
Balance at December 31, 2002	(17,543)	—	(17,543)	(7,081)	(10,462)

Minimum pension liability adjustment	7,676	—	7,676	3,098	4,578
Gains (losses) on derivative instruments designated and qualifying as cash flow hedging instruments	—	(246)	(246)	(99)	(147)
Balance at December 31, 2003	(9,867)	(246)	(10,113)	(4,082)	(6,031)

Minimum pension liability adjustment	(12,363)	—	(12,363)	(4,990)	(7,373)
Gains (losses) on derivative instruments designated and qualifying as cash flow hedging instruments	—	246	246	100	146
Balance at December 31, 2004	$(22,230)	$—	$(22,230)	$(8,972)	$(13,258)

Note 15 - Selected Quarterly Data (Unaudited)

Selected financial data for the four quarters of 2004 and 2003 are shown below.  Because of seasonal fluctuations in temperature and other factors, results for quarters may fluctuate throughout the year.

	Quarters Ended
(in thousands)	March	June	September	December
2004
Operating revenues	$247,386	$232,369	$252,669	$262,938
Net operating income	56,355	50,282	57,951	63,259
Net income	32,444	27,565	34,818	38,644

2003
Operating revenues	$224,983	$197,174	$235,426	$234,195
Net operating income	21,261	26,622	50,972	63,355
Net income	11,861	14,159	30,310	35,072

Effective December 31, 2004, operating and non-operating income taxes are presented as “Federal and State Income Taxes” on KU’s Consolidated Statements of Income.  Prior to December 31, 2004, the component of income taxes associated with operating income was included in net operating income and the component of income taxes associated with non-operating income taxes was included in other income (expense) – net.  KU has applied this change in presentation to all prior periods.

	Quarters Ended
(in thousands)	March	June	September	December
2004
Net operating income as previously reported	$35,254	$32,821	$38,386
Plus income taxes reclassified from total operating expenses	21,101	17,461	19,565
Net operating income	$56,355	$50,282	$57,951

2003
Net operating income as previously reported	$14,660	$19,155	$32,776	$40,963
Plus income taxes reclassified from total operating expenses	6,601	7,467	18,196	22,392
Net operating income	$21,261	$26,622	$50,972	$63,355

As the result of EITF No. 02-03, KU has netted the power purchased expense for trading activities against electric operating revenue.  KU applied this guidance to all prior periods beginning with the June 2003 10-Q filing, which had no impact on previously reported net income or common equity (See Note 1).

(in thousands)	Quarter Ended March 30, 2003

Gross operating revenues as previously reported	$234,147
Less costs reclassified from power purchased	9,164
Net operating revenues	$224,983

Note 16 – Subsequent Events

In February 2005, Kentucky’s Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to ‘develop a Strategic Blueprint for the continued use and development of electric energy.’ This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky’s low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky’s commitment to environmental protection.  In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including KU, pertaining to Kentucky electric generation, transmission and distribution systems.  The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005.  KU must respond to the Kentucky Commission’s first set of data requests by the end of March 2005.

Kentucky House Bill 272, also known as Kentucky’s Tax Modernization Plan, was signed into law in March  2005.  This bill contains a number of changes in Kentucky’s tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007.  The impact of these reduced rates is expected to decrease KU’s income tax expense in future periods.  Furthermore, these reduced rates will result in the reversal of accumulated temporary differences at lower rates than originally provided.  KU is presently evaluating the impact of this and other changes to the Kentucky tax system, however, no material adverse impacts on cash flows or results of operations are expected.

Kentucky Utilities Company

REPORT OF MANAGEMENT

The management of Kentucky Utilities Company (“KU”) is responsible for the preparation and integrity of the financial statements and related information included in this Annual Report.  These statements have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis and, necessarily, include amounts that reflect the best estimates and judgment of management.

KU’s financial statements for the three years ended December 31, 2004 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Management made available to PricewaterhouseCoopers LLP all KU’s financial records and related data as well as the minutes of shareholders’ and directors’ meetings.

Management has established and maintains a system of internal controls that provide reasonable assurance that transactions are completed in accordance with management’s authorization, that assets are safeguarded and that financial statements are prepared in conformity with generally accepted accounting principles.  Management believes that an adequate system of internal controls is maintained through the selection and training of personnel, appropriate division of responsibility, establishment and communication of policies and procedures and by regular reviews of internal accounting controls by KU’s internal auditors.  Management reviews and modifies its system of internal controls in light of changes in conditions and operations, as well as in response to recommendations from the internal and external auditors.  These recommendations for the year ended December 31, 2004, did not identify any material weaknesses in the design and operation of KU’s internal control structure.

KU is not an accelerated filer under the Sarbanes-Oxley Act of 2002 and associated rules (the “Act”) and consequently anticipates issuing Management’s Certification on Internal Controls over Financial Reporting pursuant to Section 404 of the Act in its first periodic report covering the fiscal year ended December 31, 2006 as permitted by SEC rulemaking.

In carrying out its oversight role for the financial reporting and internal controls of KU, the Board of Directors meets regularly with KU’s independent auditors, internal auditors and management.  The Board of Directors reviews the results of the independent auditors’ audit of the financial statements and their audit procedures, and discusses the adequacy of internal accounting controls.  The Board of Directors also approves the annual internal auditing program, and reviews the activities and results of the internal auditing function.  Both the independent registered public accounting firm and the internal auditors have access to the Board of Directors at any time.

KU maintains and internally communicates a written code of business conduct and a senior financial officer code of ethics which address, among other items, potential conflicts of interest, compliance with laws, including those relating to financial disclosure, and the confidentiality of proprietary information.

S. Bradford Rives

Chief Financial Officer

Kentucky Utilities Company

Louisville, Kentucky

Kentucky Utilities Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Kentucky Utilities Company and Subsidiary:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of capitalization, income, retained earnings, cash flows and comprehensive income present fairly, in all material respects, the financial position of Kentucky Utilities Company and Subsidiary at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, based on our audits, the financial statement schedule as of and for each of the three years in the period ended December 31, 2004, listed in the index appearing under Item 15(a)(2), presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Louisville, Kentucky
February 4, 2005

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

In preparation for required reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Companies are conducting a thorough review of their internal control over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal control enhancements and will continue to make future enhancements to their internal control over financial reporting. There has been no change in the Companies’ internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

LG&E and KU are not accelerated filers under the Sarbanes-Oxley Act of 2002 and associated rules (the “Act”) and consequently anticipate issuing Management’s Report on Internal Controls over Financial Reporting pursuant to Section 404 of the Act in its first periodic report covering the fiscal year ended December 31, 2006 as permitted by SEC rulemaking.

PART III

ITEM 10. Directors and Executive Officers of LG&E and KU.

Information regarding directors of who are standing for reelection is set forth in Exhibit 99.02 filed herewith, which information is incorporated herein by reference.  Information regarding executive officers of LG&E and KU has been included in Part I of this Form 10-K.

Audit Committee Independence and Financial Expert

As wholly-owned subsidiaries of a common parent, LG&E and KU each have a five-person board of directors. Due to the small size of this board, the board as a whole performs the functions associated with audit committees.  The Boards of Directors of LG&E and KU have determined that each of Victor A. Staffieri and S. Bradford Rives is an audit committee financial expert as defined by Item 401(h) of Regulation S-K.  All of the members of the boards of LG&E and KU are officers or employees of the companies, or their ultimate parent,

E.ON AG, and therefore are not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.   Nevertheless, LG&E and KU believe the structure and composition of their boards of directors and the qualifications and attributes of their members to be fully able and competent to perform their duties in the areas associated with audit committees.

Code of Ethics

LG&E and KU have adopted a code of ethics for senior financial officers (including principal executive officer, principal financial officer, principal accounting officer and controller or other employees performing similar functions). The Senior Financial Officer Code of Ethics is available on their corporate website at http://www.lgeenergy.com.  LG&E and KU intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the location specified above.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

ITEM 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is set forth in Exhibit 99.02 filed herewith, which information is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)        1.   Financial Statements (included in Item 8):

LG&E:
Consolidated Statements of Income for the three years ended December 31, 2004
Consolidated Statements of Retained Earnings for the three years ended December 31, 2004
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004
Consolidated Balance Sheets-December 31, 2004, and 2003
Consolidated Statements of Cash Flows for the three years ended December 31, 2004
Consolidated Statements of Capitalization-December 31, 2004, and 2003
Notes to Consolidated Financial Statements
Report of Management
Report of Independent Registered Public Accounting Firm

KU:
Consolidated Statements of Income for the three years ended December 31, 2004
Consolidated Statements of Retained Earnings for the three years ended December 31, 2004
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004
Consolidated Balance Sheets-December 31, 2004, and 2003
Consolidated Statements of Cash Flows for the three years ended December 31, 2004
Consolidated Statements of Capitalization-December 31, 2004, and 2003
Notes to Consolidated Financial Statements
Report of Management
Report of Independent Registered Public Accounting Firm

2.               Financial Statement Schedules (included in Part IV):

Schedule II	Valuation and Qualifying Accounts for the three years ended December 31, 2004, for LG&E and KU.

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

Copy of Amendment to Articles of Incorporation of LG&E, dated February 6, 2004. [Filed as Exhibit 3.02 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

3.03	X

Copy of By-Laws of LG&E, as amended through December 16, 2003. [Filed as Exhibit 3.03 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

3.04		X	Copy of Amended and Restated Articles of Incorporation of KU [Filed as Exhibits 4.03 and 4.04 to Form 8-K Current Report of KU, dated December 10, 1993, and incorporated by reference herein]

3.05		X

Copy of Amendment to Articles of Incorporation of KU, dated February 6, 2004. [Filed as Exhibit 3.05 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

3.06		X

Copy of By-Laws of KU, as amended through December 16, 2003. [Filed as Exhibit 3.06 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

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

4.07	X

Copy of Supplemental Indenture dated August 1, 2000, which is a supplemental instrument to Exhibit 4.01 hereto.  [Filed as Exhibit 4.38 to LG&E’s Annual Report on Form 10-K/A for the year ended December 31, 2000, and incorporated by reference herein]

4.08	X

Copy of Supplemental Indenture dated March 1, 2002, which is a supplemental instrument to Exhibit 4.01 hereto.  (Filed as Exhibit 4.39 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.)

4.09	X

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

4.12		X

Copy of Supplemental Indenture dated March 1, 1992 between KU and the Trustees, providing for the conveyance of properties formerly held by Old Dominion Power Company  [Filed as Exhibit 4B to Form 10-K Annual Report of KU for the year ended December 31, 1992, and incorporated by reference herein]

4.13		X

Copy of Supplemental Indenture dated May 1, 2000, which is a supplemental instrument to Exhibit 4.12 hereto.  [Filed as Exhibit 4.41 to KU’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein]

4.14		X

Copy of Supplemental Indenture dated September 1, 2001, which is a supplemental instrument to Exhibit 4.12 hereto. [Filed as Exhibit 4.42 to KU’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein]

4.15		X

Copy of Supplemental Indenture dated May 1, 2002, which is a supplemental instrument to Exhibit 4.12 hereto.  [Filed as Exhibit 4.50 to KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

4.16		X

Copy of Supplemental Indenture dated September 1, 2002, which is a supplemental instrument to Exhibit 4.12 hereto.  [Filed as Exhibit 4.51 to KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

4.17	X

Copy of Supplemental Indenture dated October 1, 2003, which is a supplemental instrument to Exhibit 4.01 hereto. [Filed as Exhibit 4.22 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

4.18		X	Copy of Loan Agreement between KU and Fidelia Corporation, dated April 30, 2003.
[Filed as Exhibit 4.23 to KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

4.19	X

Copy of Loan Agreement between LG&E and Fidelia Corporation, dated April 30, 2003. [Filed as Exhibit 4.24 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

4.20		X

Copy of Loan Agreement between KU and Fidelia Corporation, dated January 15, 2004.  [Filed as Exhibit 4.25 to KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

4.21		X	Copy of Loan and Security Agreement between KU and Fidelia Corporation, dated as of August 15, 2003. [Filed as Exhibit 4.26 to KU’s Annual Report on Form 10-K for

the year ended December 31, 2004, and incorporated by reference herein]

4.22	X	X

Copy of Loan and Security Agreement between LG&E and Fidelia Corporation, dated as of August 15, 2003.  [Filed as Exhibit 4.27 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

4.23		X	Copy of Promissory Note from KU to Fidelia Corporation, dated as of November 24, 2003, in the amount of $33 million.

4.24		X	Copy of Promissory Note from KU to Fidelia Corporation, dated as of December 18, 2003, in the amount of $75 million.

4.25		X	Copy of Loan Agreement between KU and Fidelia Corporation, dated as of January 15, 2004

4.26		X

Supplemental Indenture dated as of October 1, 2004 from Kentucky Utilities Company to U.S. Bank National Association and Richard Prokosch, as Trustees  [Filed as Exhibit 4.1 to KU’s Form 8-K filed on October 22, 2004, and incorporated by reference herein].

4.27	X		Copy of Promissory Note from LG&E to Fidelia Corporation, dated as of January 15, 2004, in the amount of $25 million.

10.01	X	X

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

* Copy of Non-Qualified Savings Plan covering officers of the Company, effective January 1, 1992.  [Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein]

10.13	X	X

Copy of Modification No. 7 dated January 15, 1992, to Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and Sponsoring Companies.  [Filed as Exhibit 10.44 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein]

10.14	X	X

Copy of Modification No. 8 dated January 19, 1994, to Inter-Company Power Agreement, dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies.  [Filed as Exhibit 10.43 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.15	X	X

Copy of Modification No. 9, dated August 17, 1995, to the Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies.  [Filed as Exhibit 10.39 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein]

10.16	X	X	* Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1992. [Filed as Exhibit 10.55 to LG&E’s Annual Report on Form 10-K for the year ended

December 31, 1995, and incorporated by reference herein]

10.17	X	X

*  Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995.  [Filed as Exhibit 10.56 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.18	X	X

*  Copy of Amendment to the Non-Qualified Savings Plan, effective January 1, 1995.  [Filed as Exhibit 10.57 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein]

10.19	X	X

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

10.21	X	X

* Copy of Employment and Severance Agreement, dated as of February 25, 2000, by and among LG&E Energy, Powergen plc and an executive officer of the Company.  [Filed as Exhibit 10.54 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.]

10.22	X	X

* Copy of Amendment, effective October 1, 1999, to LG&E Energy’s Non-Qualified Savings Plan. [Filed as Exhibit 10.96 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein]

10.23	X	X

* Copy of Amendment, effective December 1, 1999, to LG&E Energy’s Non-Qualified Savings Plan. [Filed as Exhibit 10.97 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein]

10.24	X	X

Copy of Modification No. 10, dated January 1, 1998, to the Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 10.102 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein]

10.25	X	X

Copy of Modification No. 11, dated April 1, 1999, to the Inter-Company Power Agreement dated July 10, 1953, among Ohio Valley Electric Corporation and the Sponsoring Companies. [Filed as Exhibit 10.103 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein]

10.26	X	X

* Copy of Powergen Short-Term Incentive Plan, effective January 1, 2001, applicable to certain employees of LG&E Energy Corp. and its subsidiaries. [Filed as Exhibit 10.109 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference]

10.27	X	X

* Copy of two forms of Change-In-Control Agreement applicable to certain employees of LG&E Energy Corp. and its subsidiaries. [Filed as Exhibit 10.110 to LG&E’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein]

10.28	X	X

* Copy of Employment and Severance Agreement, dated as of February 25, 2000, and amendments thereto dated December 8, 2000 and April 30, 2001, by and among LG&E Energy, Powergen plc and Victor A. Staffieri. [Filed as Exhibit 10.74 to LG&E’s and KU’s Annual Report on Form 10-K/A for the year ended December 31, 2001, and incorporated by reference herein]

10.29	X	X

* Copy of Amendment, dated as of December 8, 2000, to Employment and Severance Agreement dated as of February 25, 2000, by and among LG&E Energy, Powergen plc and an executive officer of the Company. [Filed as Exhibit 10.63 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

10.30	X	X

*Copy of Third Amendment, dated July 1, 2002, to Employment and Severance Agreement dated as of February 25, 2000 by and among E.ON AG, LG&E Energy, Powergen and Victor A. Staffieri.  [Filed as Exhibit 10.74 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

10.31	X	X

*Copy of form of Retention and Severance Agreement dated April/May, 2002 by and among LG&E Energy, E.ON AG and certain executive officers of the Companies.  [Filed as Exhibit 10.75 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

10.32	X	X

*Copy of Second Amendment, dated May 20, 2002, to Employment and Severance Agreement, dated February 25, 2000, by and among E.ON AG, LG&E Energy Corp., Powergen plc and an executive of the Companies.  [Filed as Exhibit 10.76 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

10.33	X	X

*Copy of Terms and Conditions for Stock Options Issued as part of E.ON Group’s Stock Option Programs, applicable to certain executive officers of the Companies.  [Filed as Exhibit 10.79 to LG&E’s and KU’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein]

10.34	X	X

*Copy of LG&E Energy Corp. Long-Term Performance Unit Plan, adopted April 25, 2003, effective January 1, 2003. [Filed as Exhibit 10.65 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

10.35	X	X

Copy of Modification No. 12 dated as of November 1, 1999, to Inter-Company Power Agreement dated July 10, 1953 among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.69 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

10.36	X	X

Copy of Modification No. 13 dated as of May 24, 2000, to Inter-Company Power Agreement dated July 10, 1953 among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.70 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

10.37	X	X

Copy of Modification No. 14 dated as of April 1, 2001, to Inter-Company Power Agreement dated July 10, 1953 among Ohio Valley Electric Corporation and Sponsoring Companies. [Filed as Exhibit 10.71 to LG&E and KU’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein]

10.38		X

Loan Agreement dated October 1, 2004 between Kentucky Utilities Company and the County of Carroll, Kentucky [Filed as Exhibit 10.1 to KU’s Form 8-K filed on October 22, 2004 and incorporated by reference herein]

10.39	X	X

Copy of Amended and Restated Inter-company Power Agreement dated as of March 13, 2006, among Ohio Valley Electric Corporation and sponsoring companies, including LG&E and KU [Filed as Exhibit 10.1 to LG&E and KU’s Form 10-Q for the period ended June 30, 2004 and incorporated by reference herein]

10.40	X	X

*Copy of Fourth Amendment dated as of February 1, 2004 to Employment and Severance Agreement dated as of February 25, 2000 by and among E.ON AG, LG&E Energy, Powergen and Victor A. Staffieri [Filed as Exhibit 10.02 to LG&E and KU’s Form 10-Q for the period ended June 30, 2004 and incorporated by reference herein]

10.41	X	X

Copy of Modification No. 15, dated as of April 30, 2004, to Inter-Company Power Agreement dated July 10, 1953 among Ohio Valley Electric Corporation and Sponsoring Companies [Filed as Exhibit 10.03 to LG&E and KU’s Form 10-Q for the period ended June 30, 2004 and incorporated by reference herein]

10.42	X		Participation Agreement between LG&E and Illinois Municipal Electric Agency, dated as of September 24, 1990.

10.43	X		Participation Agreement between LG&E and Indiana Municipal Power Agency, dated as of February 1, 1993.

10.44	X	X	Participation Agreement by and among LG&E and KU and Indiana Municipal Electric Agency and Indiana Municipal Power Agency, dated as of February 9, 2004.

10.45	X	X	Copy of Barge Transportation Agreement between LG&E, effective January 1, 2002, and KU, effective July 1, 2002, and Crounse Corporation.

10.46	X	X	* Executive Officer Salary Information.

10.47	X	X	* Form of Specimen Award under LG&E Energy Long-Term Performance Unit Plan

10.48	X	X	* Form of Specimen Award under E.ON Group Stock Option Program

12	X	X	Computation of Ratio of Earnings to Fixed Charges for LG&E and KU.

21	X	X	Subsidiaries of the Registrants.

24	X	X	Powers of Attorney.

31.1	X		Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	X		Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3		X	Certification of Chief Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4		X	Certification of Chief Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	X	X	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	X	X	Cautionary Statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.

99.02	X	X	LG&E and KU Director and Officer Information.

        Executive Compensation Plans and Arrangements:

Exhibits preceded by an asterisk (“*”) above are management contracts, compensation plans or arrangements required to be identified pursuant to Item 15(a)(3) of Form 10-K.

        Certain Available Instruments

        The following instruments defining the rights of holders of certain long-term debt of KU have not been filed with the Securities and Exchange Commission but will be furnished to the Commission upon request.

1.     Loan Agreement dated as of November 1, 1994, between KU and the County of Carroll, Kentucky, in connection with $54,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (KU Project) 1994 Series A, due November 1,  2024.

Louisville Gas and Electric Company	Schedule II
Schedule II - Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2004
(Thousands of $)

	Other Property and Investments	Accounts Receivable (Uncollectible Accounts)

Balance December 31, 2001	$63	$1,575

Additions:
Charged to costs and expenses	—	4,459

Deductions:
Net charges of nature for which reserves were created	—	3,909

Balance December 31, 2002	63	2,125

Additions:
Charged to costs and expenses	—	5,477

Deductions:
Net charges of nature for which reserves were created	—	4,087

Balance December 31, 2003	63	3,515

Additions:
Charged to costs and expenses	—	1,908

Deductions:
Net charges of nature for which reserves were created	—	4,638

Balance December 31, 2004	$63	$785

Kentucky Utilities Company	Schedule II
Schedule II - Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2004
(Thousands of $)

	Other Property and Investments	Accounts Receivable (Uncollectible Accounts)

Balance December 31, 2001	$130	$800

Additions:
Charged to costs and expenses	—	1,314
Deductions:
Net charges of nature for which reserves were created	—	1,314

Balance December 31, 2002	130	800

Additions:
Charged to costs and expenses	—	1,492

Deductions:
Net charges of nature for which reserves were created	—	1,620

Balance December 31, 2003	130	672

Additions:
Charged to costs and expenses	1	1,247

Deductions:
Net charges of nature for which reserves were created	—	1,296

Balance December 31, 2004	$131	$623

SIGNATURES – LOUISVILLE GAS AND ELECTRIC COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOUISVILLE GAS AND ELECTRIC COMPANY
Registrant

March 30, 2005	/s/ S. Bradford Rives
(Date)	S. Bradford Rives
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

Victor A. Staffieri	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer);

S. Bradford Rives	Director and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer);

John R. McCall	Director and Executive Vice President,
General Counsel and Corporate Secretary

Chris Hermann	Director and Senior Vice President, Energy Delivery

Paul W. Thompson	Director and Senior Vice President, Energy Services

By	/s/ S. Bradford Rives	March 30, 2005
(Attorney-In-Fact)

SIGNATURES – KENTUCKY UTILITIES COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY UTILITIES COMPANY
Registrant

March 30, 2005	/s/ S. Bradford Rives
(Date)	S. Bradford Rives
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

Victor A. Staffieri	Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer);

S. Bradford Rives	Director and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer);

John R. McCall	Director and Executive Vice President,
General Counsel and Corporate Secretary

Chris Hermann	Director and Senior Vice President, Energy Delivery

Paul W. Thompson	Director and Senior Vice President, Energy Services

By	/s/ S. Bradford Rives	March 30, 2005
(Attorney-In-Fact)