Form 10-Q
period 2005-03-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2005-05-13
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

                   Louisville Gas and Electric Company
       21,294,223 shares, without par value, as of April 30, 2005, all held by LG&E Energy LLC
                        Kentucky Utilities Company
       37,817,878 shares, without par value, as of April 30, 2005, all held by LG&E Energy LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.

- New Page -








                          INDEX OF ABBREVIATIONS


AEP                   American Electric Power Company, Inc.
AG                    Attorney General of Kentucky
ARB                   Accounting Research Bulletin
ARO                   Asset Retirement Obligation
CCN                   Certificate of Public Convenience and Necessity
DSM                   Demand Side Management
ECR                   Environmental Cost Recovery
EEI                   Electric Energy, Inc.
E.ON                  E.ON AG
ESM                   Earnings Sharing Mechanism
FAC                   Fuel Adjustment Clause
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Fidelia               Fidelia Corporation (an E.ON affiliate)
FIN                   FASB Interpretation No.
FGD                   Flue Gas Desulfurization
FSP                   FASB Staff Position
IMEA                  Illinois Municipal Electric Agency
IMPA                  Indiana Municipal Power Agency
IRS                   Internal Revenue Service
Kentucky Commission   Kentucky Public Service Commission
KU                    Kentucky Utilities Company
LIBOR                 London Interbank Offer Rate
LEM                   LG&E Energy Marketing Inc.
LG&E                  Louisville Gas and Electric Company
LG&E Energy           LG&E Energy LLC (as successor to LG&E Energy Corp.)
LG&E Services         LG&E Energy Services Inc.
LMP                   Locational Marginal Pricing
MGP                   Manufactured Gas Plant
MISO                  Midwest Independent Transmission System Operator Inc.
Moody's               Moody's Investor Services, Inc.
Mw                    Megawatts
Mwh                   Megawatt hours
NOPR                  Notice of Proposed Rulemaking
OMU                   Owensboro Municipal Utilities
OVEC                  Ohio Valley Electric Corporation
PJM                   PJM Interconnection, LLC
Powergen              Powergen Limited (formerly Powergen plc)
PUHCA                 Public Utility Holding Company Act of 1935
RTO                   Regional Transmission Operator
S&P                   Standard & Poor's Rating Services
SEC                   Securities and Exchange Commission
SFAS                  Statement of Financial Accounting Standards
SMD                   Standard Market Design
SO2                   Sulfur Dioxide
VDT                   Value Delivery Team Process


- New Page -


                             TABLE OF CONTENTS

                                  PART I


ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)
       	  LOUISVILLE GAS AND ELECTRIC COMPANY
           STATEMENTS OF INCOME                                             1
           STATEMENTS OF RETAINED EARNINGS                                  1
           BALANCE SHEETS                                                   2
           STATEMENTS OF CASH FLOWS                                         4
           STATEMENTS OF OTHER COMPREHENSIVE INCOME                         5

         KENTUCKY UTILITIES COMPANY
           STATEMENTS OF INCOME                                             6
           STATEMENTS OF RETAINED EARNINGS                                  6
           BALANCE SHEETS                                                   7
           STATEMENTS OF CASH FLOWS                                         9
           STATEMENTS OF OTHER COMPREHENSIVE INCOME                        10

           NOTES TO FINANCIAL STATEMENTS                                   11

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                       25

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       32
ITEM 4   CONTROLS AND PROCEDURES.                                          34

                                  PART II

ITEM 1    LEGAL PROCEEDINGS                                                35

ITEM 6    EXHIBITS                                                         35
           SIGNATURES                                                      36

           EXHIBITS                                                        37

- New Page -

Part I.  Financial Information - Item 1.  Financial Statements (Unaudited)

                   Louisville Gas and Electric Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                          March 31,
                                                       2005       2004
OPERATING REVENUES (Note 4):
Electric                                             $229.8       $198.3
Gas                                                   172.6        163.7
 Total operating revenues                             402.4        362.0

OPERATING EXPENSES:
Fuel for electric generation                           60.3         52.9
Power purchased                                        39.0         28.9
Gas supply expenses                                   135.6        130.8
Other operation and maintenance expenses               75.2         74.3
Depreciation and amortization                          30.7         27.5
 Total operating expenses                             340.8        314.4

NET OPERATING INCOME                                   61.6         47.6

Other income (expense) - net                            0.2         (0.8)
Interest expense (Note 3)                               5.8          4.8
Interest expense to affiliated companies (Note 9)       3.1          3.1

INCOME BEFORE INCOME TAXES                             52.9         38.9

Federal and state income taxes (Note 6)                19.0         14.7

NET INCOME                                           $ 33.9       $ 24.2

The accompanying notes are an integral part of these financial statements.


                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                          March 31,
                                                       2005       2004

Balance at beginning of period                       $534.0       $497.5
Net income                                             33.9         24.2
 Subtotal                                             567.9        521.7

Cash dividends declared on stock:
5% cumulative preferred                                 0.3          0.3
Auction rate cumulative preferred                       0.4          0.2
Common                                                 29.0            -
 Subtotal                                              29.7          0.5

Balance at end of period                             $538.2       $521.2

The accompanying notes are an integral part of these financial statements.

					- 2 -

                    Louisville Gas and Electric Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)

                                  ASSETS


                                                    March 31,   December 31,
                                                       2005         2004
CURRENT ASSETS:
Cash and cash equivalents                           $    6.7     $    6.8
Accounts receivable -
 less reserve of $1.2 million and $0.8 million as of
 March 31, 2005 and December 31, 2004,
 respectively                                          161.4        167.0
Materials and supplies - at average cost:
 Fuel (predominantly coal)                              21.9         21.8
 Gas stored underground                                 24.8         77.5
 Other                                                  26.2         26.1
Prepayments and other                                    4.9          3.9
 Total current assets                                  245.9        303.1

OTHER PROPERTY AND INVESTMENTS -
 less reserve of less than $0.1 million as of
 March 31, 2005 and December 31, 2004                    0.6          0.5

UTILITY PLANT:
At original cost                                     3,934.3      3,915.8
Less: reserve for depreciation                       1,432.4      1,396.3
 Net utility plant                                   2,501.9      2,519.5


DEFERRED DEBITS AND OTHER ASSETS:
Restricted cash                                         10.8         10.9
Unamortized debt expense                                 8.4          8.4
Regulatory assets (Note 5)                              76.4         91.9
Other                                                   32.8         32.2
 Total deferred debits and other assets                128.4        143.4

Total assets                                        $2,876.8     $2,966.5

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                    March 31,   December 31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of mandatorily
 redeemable preferred stock                        $    1.3     $    1.3
Current portion of long-term debt                     246.2        246.2
Current portion of long-term debt to
 affiliated company (Note 8)                            -           50.0
Notes payable to affiliated companies (Note 8)         35.0         58.2
Accounts payable                                       88.2        106.1
Accounts payable to affiliated companies (Note 9)      26.3         31.7
Accrued income taxes                                   31.4          6.2
Customer deposits                                      15.0         14.0
Other                                                   4.8         18.5
 Total current liabilities                            448.2        532.2

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               326.3        347.2
Investment tax credit, in process of amortization      45.2         46.2
Accumulated provision for pensions
 and related benefits                                 122.1        120.6
Customer advances for construction                      9.6         10.6
Asset retirement obligation                            10.4         10.3
Regulatory liabilities (Note 5):
 Accumulated cost of removal of utility plant         214.1        220.2
 Other                                                 72.5         52.2
Other                                                  26.1         29.4
 Total deferred credits and other liabilities         826.3        836.7

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                        425.2        425.2
Common stock expense                                   (0.8)        (0.8)
Additional paid-in capital                             40.0         40.0
Accumulated other comprehensive loss                  (45.1)       (45.6)
Retained earnings                                     538.2        534.0
 Total common equity                                  957.5        952.8

Cumulative preferred stock                             70.4         70.4
Mandatorily redeemable preferred stock                 21.3         21.3
Long-term debt (Note 8)                               328.1        328.1
Long-term debt to affiliated company (Note 8)         225.0        225.0
 Total capitalization                               1,602.3      1,597.6

Total capital and liabilities                      $2,876.8     $2,966.5

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                          March 31,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  33.9      $  24.2
Items not requiring cash currently:
 Depreciation and amortization                         30.7         27.5
 VDT amortization                                       7.6          7.5
 Change in fair value of derivative instruments        (1.3)	     6.1
 Other                                                 (0.1)        (3.8)
Changes in current assets and liabilities-net          46.3        (29.2)
Pension funding (Note 11)                               -          (34.5)
Gas supply clause receivable, net                       1.9          7.8
Earnings sharing mechanism receivable                   3.5          3.0
Other                                                  (1.2)         7.7
 Net cash provided by operating activities            121.3         16.3

CASH FLOWS USED IN INVESTING ACTIVITIES:
(Purchase) sale of long-term investments               (0.1)         0.1
Construction expenditures                             (18.5)       (27.0)
 Net cash used for investing activities               (18.6)       (26.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated company (Note 8)     -	   125.0
Repayment of long-term borrowings
 from affiliated company (Note 8)                     (50.0)           -
Short-term borrowings from affiliated company (Note 8)    -        131.2
Repayment of short-term borrowings
 from affiliated company                              (23.2)      (218.2)
Payment of dividends                                  (29.7)        (0.4)
Other                                                   0.1         (0.1)
 Net cash (used for) provided by financing
  activities					     (102.8)        37.5

CHANGE IN CASH AND CASH EQUIVALENTS                    (0.1)        26.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6.8          1.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   6.7      $  28.6

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                       $  (0.7)     $  (5.2)
 Interest on borrowed money                         $   3.9      $   3.9
 Interest to affiliated companies on borrowed money $   4.0      $   2.8

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                 Statements of Other Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                          March 31,
                                                       2005         2004


Net income                                            $33.9       $24.2

Income Taxes - Minimum Pension Liability (Note 6)      (1.1)          -

Gain (loss) on derivative instruments and hedging
 activities - net of tax benefit/(expense) of
 $(1.0) and $2.4 for 2005 and 2004,
 respectively (Note 3)                                  1.6        (3.6)

Other comprehensive income (loss), net of tax           0.5        (3.6)

Comprehensive income                                  $34.4       $20.6

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                          March 31,
                                                       2005         2004

OPERATING REVENUES                                   $287.5       $247.4

OPERATING EXPENSES:
Fuel for electric generation                           87.4         70.0
Power purchased                                        46.3         41.3
Other operation and maintenance expenses               59.6         54.5
Depreciation and amortization                          28.6         25.2
 Total operating expenses                             221.9        191.0

NET OPERATING INCOME                                   65.6         56.4

Other income - net                                      1.0          0.4
Interest expense (Note 3)                               2.9          0.7
Interest expense to affiliated companies (Note 9)       3.6          3.6

NET INCOME BEFORE INCOME TAXES                         60.1         52.5

Federal and state income taxes (Note 6)                22.6         20.1

NET INCOME                                           $ 37.5       $ 32.4

The accompanying notes are an integral part of these financial statements.





                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)

                                                      Three Months Ended
                                                          March 31,
                                                       2005         2004

Balance at beginning of period                       $659.4       $591.2
Net income                                             37.5         32.4
 Subtotal                                             696.9        623.6

Cash dividends declared on stock:
4.75% cumulative preferred                              0.2          0.2
6.53% cumulative preferred                              0.3          0.3
Common                                                 30.0            -
 Subtotal                                              30.5          0.5

Balance at end of period                             $666.4       $623.1

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)


                                  ASSETS

                                                    March 31,   December 31,
                                                       2005         2004

CURRENT ASSETS:
Cash and cash equivalents                          $    3.9     $    4.6
Accounts receivable - less reserve of $0.7 million
 and $0.6 million as of March 31, 2005 and
 December 31, 2004,respectively                       103.6        112.6
Materials and supplies - at average cost:
 Fuel (predominantly coal)                             49.9         52.2
 Other                                                 28.4         28.0
Prepayments and other                                   9.4          9.9
 Total current assets                                 195.2        207.3

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $0.1 million as of March 31,
 2005 and December 31, 2004, respectively              21.1         20.5

UTILITY PLANT:
At original cost                                    3,730.6      3,712.1
Less: reserve for depreciation                      1,438.1      1,415.0
 Net utility plant                                  2,292.5      2,297.1

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                4.7          4.7
Regulatory assets (Note 5)                             58.9         61.4
Long-term derivative asset                              5.5          6.1
Other                                                  14.6         13.3
 Total deferred debits and other assets                83.7         85.5

Total assets                                       $2,592.5     $2,610.4

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                    March 31,     December
31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of long-term debt                  $  123.1    $   87.1
Current portion of long-term notes to
 affiliated company                                    75.0        75.0
Notes payable to affiliated company (Note 8)           26.0        34.8
Accounts payable                                       50.3        77.9
Accounts payable to affiliated companies (Note 9)      21.0        32.8
Accrued income taxes                                   33.4         5.9
Customer deposits                                      15.7        15.0
Other                                                   4.6        15.4
 Total current liabilities                            349.1       343.9

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               267.7       282.6
Investment tax credit, in process of amortization       3.4         3.8
Accumulated provision for pensions and
 related benefits                                      80.0        77.9
Asset retirement obligation                            21.2        21.0
Regulatory liabilities (Note 5):
 Accumulated cost of removal of utility plant         271.6       266.8
 Other                                                 41.4        24.7
Other                                                  15.9        17.0
 Total deferred credits and other liabilities         701.2       693.8

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                        308.1       308.1
Common stock expense                                   (0.3)       (0.3)
Additional paid-in capital                             15.0        15.0
Accumulated other comprehensive loss                  (13.6)      (13.3)
Retained earnings                                     653.8       647.3
Undistributed subsidiary earnings                      12.6        12.1
 Total common equity                                  975.6       968.9

Cumulative preferred stock                             39.7        39.7
Long-term debt (Note 8)                               268.9       306.1
Long-term debt to affiliated company (Note 8)         258.0       258.0
 Total capitalization                               1,542.2     1,572.7

Total capital and liabilities                      $2,592.5    $2,610.4

The accompanying notes are an integral part of these financial statements.

                        Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                      Three Months Ended
                                                           March 31,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  37.5      $  32.4
Items not requiring cash currently:
 Depreciation and amortization                         28.6         25.2
 VDT amortization                                       2.9          2.9
 Change in fair value of derivative instruments        (1.2)        (0.5)
 Other                                                 (1.1)         6.4
Changes in current assets and liabilities             (10.6)       (41.7)
Earnings sharing mechanism receivable                   5.1          3.3
Pension funding (Note 11)                               -          (43.4)
Other                                                  (3.8)        10.9
 Net cash provided by operating activities             57.4         (4.5)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of long-term investments                      (0.1)        (0.7)
Construction expenditures                             (18.5)       (38.6)
 Net cash flows used in investing activities          (18.6)       (39.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated company (Note 8)      -        50.0
Short-term borrowings from affiliated company (Note 8)     -       128.0
Repayment of short-term borrowings
 from affiliated company                               (8.9)      (130.5)
Payment of dividends                                  (30.6)        (0.5)
 Net cash flows from financing activities             (39.5)        47.0

CHANGE IN CASH AND CASH EQUIVALENTS                    (0.7)         3.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4.6          4.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   3.9      $   8.1

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                       $  (2.3)     $   1.0
 Interest on borrowed money                         $   2.2      $   1.6
 Interest to affiliated companies on borrowed money $   3.2      $   2.2

The accompanying notes are an integral part of these financial statements.

                         Kentucky Utilities Company
                 Statements of Other Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                                    Three Months Ended
                                                        March 31,
                                                       2005       2004


Net income                                            $37.5      $32.4


Income Taxes - Minimum Pension Liability (Note 6)      (0.3)         -


Other comprehensive loss, net of tax                   (0.3)         -

Comprehensive income                                  $37.2      $32.4

The accompanying notes are an integral part of these financial statements.

                   Louisville Gas and Electric Company
                       Kentucky Utilities Company

                      Notes to Financial Statements
                               (Unaudited)

1. General

   The unaudited financial statements include the accounts of LG&E and KU. The common stock of each of LG&E and KU is wholly-owned by LG&E Energy. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2004, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   The accompanying financial statements for the three months ended March 31, 2004, have been revised to conform to certain reclassifications in the current three months ended March 31, 2005. These reclassifications had no impact on net assets or net income, as previously reported. LG&E and KU net operating income previously reported for the three months ended March 31, 2004 increased by $15.0 million and $21.1 million, respectively, because the income statement presentation was changed in 2005 to report income tax expense in the category Federal and State income taxes, which appears just before net income. LG&E and KU other income (expense) - net previously reported for the three months ended March 31, 2004 decreased $0.3 million and $1.0 million, respectively, also due to the income tax reclassification.

2. Mergers and Acquisitions

   On July 1, 2002, E.ON completed its acquisition of Powergen, including LG&E Energy, for approximately 5.1 billion pounds sterling ($7.3 billion). As a result of the acquisition, LG&E Energy became a wholly-owned subsidiary of E.ON and, as a result, LG&E and KU also became indirect subsidiaries of E.ON. LG&E and KU have continued their separate identities and serve customers under their existing names. The preferred stock and debt securities of LG&E and KU were not affected by this transaction and the utilities continue to file SEC reports. Following the acquisition, E.ON became a registered holding company under PUHCA. LG&E and KU, as subsidiaries of a registered holding company, are subject to additional regulations under PUHCA. In March 2003, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary. In early 2004, LG&E Energy commenced direct reporting arrangements to E.ON.

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

   As of March 31, 2005, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $211.3 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 1.86% at March 31, 2005. The swap agreements in effect at March 31, 2005 have been designated as cash flow hedges and mature on dates ranging from 2020 to 2033. The hedges have been deemed to be fully effective resulting in a pretax gain of $2.6 million for the three months ended March 31, 2005, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amounts expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial. A deposit in the amount of $10.8 million, used as collateral for the $83.3 million interest rate swap, is classified as restricted cash on LG&E's balance sheet. The amount of the deposit required is tied to the market value of the swap.

   In February 2005, an LG&E interest rate swap with a notional amount of $17 million matured. The swap was fully effective upon expiration, therefore, the impact on earnings and other comprehensive income from the swap maturity was less than $0.1 million.

   As of March 31, 2005, KU was party to various interest rate swap agreements with aggregate notional amounts of $103.0 million. Under these swap agreements, KU paid variable rates based on either LIBOR or the Bond Market Association's municipal swap index averaging 3.80%, and received fixed rates averaging 7.74% at March 31, 2005. The swap agreements in effect at March 31, 2005 have been designated as fair value hedges and mature on dates ranging from 2007 to 2025. For 2005, the effect of marking these financial instruments and the underlying debt to market resulted in pretax gains recorded in interest expense of $0.7 million.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at March 31, 2005, KU's debt reflects a $7.0 million mark-to-market adjustment.

4. Segments of Business

   LG&E's revenues and net income by business segment for the three months ended March 31, 2005 and 2004, follow:

                     Three Months Ended
                          March 31,

   (in millions)        2005           2004

   LG&E Electric
     Revenues        $  229.8       $  198.3
     Net income          23.9           15.9
     Total assets     2,394.1        2,427.4

   LG&E Gas
     Revenues           172.6          163.7
     Net income          10.0            8.3
     Total assets       482.7          469.6

   Total
     Revenues           402.4          362.0
     Net income          33.9           24.2
     Total assets     2,876.8        2,897.0


    KU is an electric utility company. It does not provide gas service and therefore, is presented as a single business segment.

5. Rates and Regulatory Matters

   For a description of each line item of regulatory assets and liabilities for LG&E and KU, reference is made to Part I, Item 8, Financial Statements and Supplementary Data, Note 3 of LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2004.

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of March 31, 2005 and December 31, 2004:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                            	 March 31,  December 31,
   (in millions)                            	    2005        2004

   VDT Costs                              	   $ 30.1      $ 37.7
   Unamortized loss on bonds              	     20.0        20.3
   ARO                                    	      7.1         6.9
   Merger surcredit                       	      4.5         4.8
   ESM                                    	        -         2.1
   Rate case expenses                      	      1.0         1.1
   FAC                                      	        -         0.8
   Gas supply adjustments due from customers  	     10.2        13.3
   Gas performance base ratemaking                    2.4         3.7
   Manufactured gas sites                             1.1         1.2
   Total regulatory assets                         $ 76.4      $ 91.9

   Accumulated cost of removal of utility plant    $214.1      $220.2
   Deferred income taxes - net (Note 6)              55.8        37.2
   ARO                                                0.1         0.1
   ECR                                                4.0         4.0
   FAC                                                0.8          -
   ESM                                                1.4          -
   DSM                                                3.3         2.5
   Gas supply adjustments due to customers            7.1         8.4
   Total regulatory liabilities                    $286.6      $272.4

   LG&E currently earns a return on all regulatory assets except for gas supply adjustments, ESM, FAC, and gas performance based ratemaking, all of which are separate rate mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset and ARO liability at the time the underlying asset is removed.

   The following regulatory assets and liabilities were included in KU's balance sheets as of March 31, 2005 and December 31, 2004:

				- Page 14 -

                        Kentucky Utilities Company
                                (Unaudited)

                                          	   March 31,     December 31,
   (in millions)                          	      2005           2004

     VDT costs                           	     $ 11.8         $ 14.7
     Unamortized loss on bonds           	       11.2           11.4
     ARO                                 	       13.3           12.8
     Merger surcredit                    	        3.5            3.7
     ESM                                 	          -            3.1
     Rate case expenses                  	        1.0            1.1
     FAC                                 	       13.1            9.4
     Deferred storm costs                	        3.4            3.6
     Post retirement and pension            	        1.2            1.2
     Management audit expenses               	        0.4            0.4
     Total regulatory assets                	     $ 58.9         $ 61.4


     Accumulated cost of removal of utility plant    $271.6         $266.8
     Deferred income taxes - net (Note 6)              32.4           19.3
     ARO                                                1.5            1.4
     ECR                                                2.5            1.2
     FAC                                                  -            0.1
     ESM                                                2.0              -
     DSM                                                1.9            1.6
     Spare parts                                        1.1            1.1
     Total regulatory liabilities                    $313.0         $291.5

   KU currently earns a return on all regulatory assets except for ESM and FAC, both of which are separate recovery mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset and ARO liability at the time the underlying asset is removed.

   Based on an order from the Kentucky Commission in September 2004, KU reclassified from maintenance expense to a regulatory asset, $4.0 million related to costs not reimbursed from the 2003 ice storm. These costs will be amortized through June 2009. These amortized costs, which are included in KU's jurisdictional operating expenses, are recovered in base rates.

   Due to a number of changes in Kentucky's tax system, including the reduction of the Corporate income tax, timing differences included in the reserve for deferred state income taxes at December 31, 2004 will reverse at lower rates than previously provided. See Note 6.

				- 15 -

   ELECTRIC AND GAS RATE CASES

   On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of LG&E and KU and the gas rates of LG&E. The rate increases took effect on July 1, 2004.

   During July 2004, the AG served subpoenas on LG&E and KU, as well as on the Kentucky Commission and its staff, requesting information regarding alleged improper communications between LG&E and KU and the Kentucky Commission. The Kentucky Commission procedurally reopened the rate case for the limited purpose of taking evidence, if any, as to the communication issues. In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky regarding the scope and timing of document production or other information required or agreed to be produced under the AG's subpoenas and matters were consolidated into the Franklin County court.

   In January 2005, the AG conducted interviews of certain employees of LG&E and KU and submitted its report to the Franklin County, Kentucky Circuit Court in confidence. Concurrently, the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by LG&E and KU in their conduct of activities before the Kentucky Commission or other state governmental entities and requesting release of the report to such agencies. During February 2005, the court ruled that the report be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case, including ending the current abeyance. To date, LG&E and KU have neither seen nor requested copies of the report or its contents.

   LG&E and KU believe no improprieties have occurred in their communications with the Kentucky Commission and are cooperating with the proceedings before the AG and the Kentucky Commission.

   LG&E and KU are currently unable to determine any possible future actions of the AG or the Kentucky Commission or the ultimate impact, if any, of the AG's report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

				- 16 -
   VDT

   The current five-year VDT amortization period is scheduled to expire in March 2006. As part of the settlement agreements in the electric and gas rate cases, LG&E and KU shall file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration. The surcredit shall remain in effect following the expiration of the fifth year until the Commission enters an order on the future disposition of VDT-related issues.

   ECR

   In December 2004, KU and LG&E filed applications with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at KU's Ghent and Brown stations, and to amend LG&E's compliance plan to allow recovery of new and additional environmental compliance facilities. The estimated capital cost of the additional facilities is $742.7 million ($40.2 million for LG&E and $702.5 million for KU), of which $658.9 million is for the FGDs. Hearings in these cases occurred during May 2005 and final orders are expected in June 2005.

   MISO

   The MISO implemented a day-ahead and real-time market, including a congestion management system in April 2005. This system is similar to the LMP system currently used by the PJM RTO and contemplated in FERC's SMD NOPR, currently being discussed. The MISO filed with FERC a mechanism for recovery of costs for the congestion management system. The MISO proposed the addition of two new Schedules, 16 and 17.
   Schedule 16 is the MISO's cost recovery mechanism for the Financial Transmission Rights Administrative Service it provides. Schedule 17 is the MISO's mechanism for recovering costs it incurs for providing Energy Marketing Support Administrative Service. The MISO transmission owners, including LG&E and KU, objected to the allocation of costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

   The Kentucky Commission opened an investigation into LG&E and KU's memberships in the MISO in July 2003. The Kentucky Commission directed LG&E and KU to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership. LG&E and KU engaged an independent third-party to conduct a cost-benefit analysis on this issue. The information was filed with the Kentucky Commission in September 2003. The analysis and testimony supported the exit from the MISO, under certain conditions. The MISO filed its own testimony and cost benefit analysis in December 2003. A final Kentucky Commission order was expected in the second quarter of 2004. The ruling has since been delayed due to the Kentucky Commission's request for additional testimony on the MISO's Market Tariff filing at FERC; a ruling is expected by summer 2005.

   Should LG&E and KU be ordered to exit the MISO, current MISO rules may also impose an exit fee. While LG&E and KU believe legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery. In April 2005, the Kentucky Commission issued an order declining an LG&E and KU request for an automatic monthly tracker of certain MISO-related costs, to be recovered through a new rate mechanism.

   At this time, LG&E and KU cannot predict the outcome or effects of the various FERC and Kentucky Commission proceedings described above, including whether such proceedings will have a material impact on the financial condition or results of operations of the Companies. Financial consequences (changes in transmission revenues and costs) associated with the transmission market tariff charges are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.

   KENTUCKY COMMISSION STRATEGIC BLUEPRINT

   In February 2005, Kentucky's Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to develop a Strategic Blueprint for the continued use and development of electric energy'. This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky's low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky's commitment to environmental protection. In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E and KU, pertaining to Kentucky electric generation, transmission and distribution systems. The Kentucky Commission must provide its Strategic Blueprint to the Governor in early August 2005. LG&E and KU responded to the Kentucky Commission's first set of data requests at the end of March 2005.

6. Income Taxes

   Kentucky House Bill 272, also known as Kentucky's Tax Modernization Plan, was signed into law on March 18, 2005. This bill contains a number of changes in Kentucky's tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007. Because of the tax rate reduction, timing differences included in the reserve for deferred state income taxes at December 31, 2004, will reverse at lower rates than previously provided. Without some form of adjustment, the deferred tax reserve amount will exceed the actual deferred tax liability attributable to existing timing differences. This excess amount is referred to as excess deferred income taxes. The Company has filed an application with the Kentucky Commission requesting approval of its accounting treatment to establish and amortize a regulatory liability for its net excess deferred tax balance. Both LG&E and KU are amortizing their depreciation-related excess deferred tax balances under the average rate assumption method. The average rate assumption method matches the amortization of the excess deferred taxes with the life of the timing differences to which it relates.

   Significant judgment is required in determining the provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. To provide for these uncertainties or exposures, LG&E and KU maintain an allowance for tax contingencies, the balance of which management believes is adequate. Tax contingencies are analyzed periodically and adjustments are made when events occur to warrant a change. LG&E and KU are currently in the examination phase of IRS audits for the years 1999 to 2003 and expect some or all of these audits to be completed within the next twelve months. LG&E is also under a Kentucky sales and use tax audit for the periods October 1, 1997 through December 31, 2001, and an initial assessment is expected within the next three months. The results of audit assessments by taxing authorities could have a material effect on quarterly or annual cash flows as well as results of operations over the next three to twelve months as these audits are completed. However, LG&E and KU do not believe that any of these matters will have a material adverse effect on results of operations.

7. New Accounting Pronouncements

   FSP 106-2

   In May 2004, the FASB finalized FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") with guidance on accounting for subsidies provided under the Medicare Act which became law in December 2003. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 does not have a material impact on LG&E or KU.

   FSP 109-1

   In December 2004, the FASB finalized FSP 109-1, Accounting for Income Taxes, Application of FAS 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with FAS
   109. FSP 109-1 became effective December 21, 2004. For the three months ended March 31, 2005, LG&E and KU recognized $0.4 million and $0.2 million, respectively, in tax benefits related to this deduction.

   FIN 47

   In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally, upon acquisition, construction, or development and through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. LG&E and KU are currently evaluating the impact of this pronouncement.

8. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Balance Sheets. The average annualized interest rate for these bonds during the three months ending March 31, 2005 was 1.96% for both LG&E and KU.

   During June 2004, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at March 31, 2005. The Company expects to renew these facilities prior to their expiration in June 2005.

   LG&E, KU and LG&E Energy participate in an intercompany money pool agreement. Details of the balances at March 31, 2005 and March 31, 2004 were as follows:

                    Total Money      Amount     Balance     Average
   (millions of $) Pool Available Outstanding Available Interest Rate March 31, 2005:
   LG&E               $400.0         $35.0      $365.0         2.65%
   KU                  400.0          26.0       374.0         2.65

   March 31, 2004:
   LG&E               $400.0         $   -      $400.0           -%
   KU                  400.0          40.7       359.3         0.98

   LG&E Energy maintains a revolving credit facility totaling $200 million with E.ON North America, Inc. to ensure funding availability for the money pool. There was no balance outstanding on this facility at March 31, 2005.

   In January 2005, LG&E paid at maturity a $50 million loan from Fidelia using proceeds from short-term loans from the money pool.

   In April 2005, LG&E refinanced $40 million in existing pollution control indebtedness. The original indebtedness, 5.90% Pollution Control Bonds, Series X, due April 15, 2023, was discharged on May 13, 2005, using the proceeds from the replacement indebtedness, LG&E Pollution Control Bonds, Series HH, due February 1, 2035, which carry a variable, auction rate of interest.

9. Related Party Transactions

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

   Electric Purchases

   LG&E and KU intercompany electric revenues and purchased power expense from affiliated companies for the three months ended March 31, 2005 and 2004 were as follows:

                                             ____LG&E____    ______KU______
     (in millions)                          2005    2004     2005     2004
     Electric operating revenues from KU    $25.8  $22.1        -        -
     Electric operating revenues from LG&E      -      -    $30.1    $21.6
     Electric operating revenues from LEM     0.3    0.7        -        -
     Purchased power from KU                 30.1   21.6        -        -
     Purchased power from LG&E          	-      -     25.8     22.1

 				 - 21 -
    Interest Charges

    LG&E and KU intercompany interest income and expense for the three months ended March 31, 2005 and 2004 were as follows:

                                         ____LG&E____    ______KU______
     (in millions)                      2005    2004     2005     2004
     Interest on money pool loans       $0.4    $  -     $0.1     $0.2
     Interest on Fidelia loans           2.7     3.1      3.5      3.4

    Other Intercompany Billings

    Other intercompany billings related to LG&E and KU for the three months ended March 31, 2005 and 2004 were as follows:

     (in millions)                       2005      2004
     LG&E Services billings to LG&E     $32.3      $38.2
     LG&E Services billing to KU         25.8       30.6
     LG&E billings to LG&E Services       4.7        3.0
     KU billings to LG&E Services         3.2        2.8
     LG&E billings to KU                 14.1       16.6
     KU billings to LG&E                  4.0        1.5

10. Commitments and Contingencies

    Except as may be discussed in this Quarterly Report on Form 10-Q (including Note 5), material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2004 (including in Notes 3 and 11 to the financial statements of LG&E and KU contained therein.) See Notes 3 and 11 to the Companies' Annual Report on Form 10-K for information regarding such commitments or contingencies.

    LITIGATION

    The May 2004 litigation commenced by OMU against KU concerning a long-term power supply contract continues. To date, OMU has claimed approximately $6 million in damages for historical periods, as well as injunctive and other relief, including a declaration that KU is in material breach. KU currently has jurisdictional or summary judgment motions, respectively, pending before the FERC and district court regarding aspects of this matter.

    ENVIRONMENTAL MATTERS

    LG&E and KU are subject to SO2 and NOx emission limits on their electric generating units pursuant to the Clean Air Act. LG&E and KU placed into operation significant NOx controls to their generating units prior to the 2004 Summer Ozone Season. As of December 31, 2004, LG&E and KU incurred total capital costs of approximately $186 million and $219 million, respectively, to reduce their NOx emissions below required levels. In addition, LG&E and KU incur additional operating and maintenance costs in operating new NOx controls.

    KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e. FGDs) commencing in mid-2005 and continuing through the final installation and operation in 2009. KU estimates that it will incur $658.9 million in capital costs related to the construction of the FGDs to achieve compliance with current emission limits on a company-wide basis. In addition, KU will incur additional operating and maintenance costs in operating new SO2 controls.

    LG&E and KU are also monitoring several other air quality issues which may potentially impact coal-fired power plants, including EPA's revised air quality standards for ozone and particulate matter, measures to implement EPA's regional haze rule, EPA's Clean Air Mercury Rule which regulates mercury emissions from steam electric generating units and reductions in emissions of SO2 and NOx required under the Clean Air Interstate Rule.

    In addition, LG&E is currently working with local regulatory authorities to review the effectiveness of remedial measures aimed at controlling particulate matter emissions from its Mill Creek Station. From time to time, LG&E and KU conduct negotiations with the applicable regulatory authorities to finalize cleanup plans or determine financial responsibility concerning other environmental matters, including remediation steps regarding former LG&E and KU MGP sites, a settlement agreement relating to a fuel oil discharge at KU's E.W. Brown plant and matters relating to a KU transformer scrap yard.

    In January 2005, approximately 1,000 gallons of fuel oil leaked from a cracked weld in a storage tank at KU's Green River Generating Station. KU commenced immediate spill containment, recovery and remediation actions and has received satisfactory inspections from state regulators to date. The cost related to the cleanup of the oil spill was less than $0.2 million.

    In the normal course of business, lawsuits, claims, environmental actions, and various non-ratemaking governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage or other appropriate reserves are adequate. Management, after consultation with legal counsel, and based upon the present status of these items, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims of the type referenced above will have a material adverse effect on LG&E's or KU's financial position or results of operations.

    EEI CONTRACT

    KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois. KU is entitled to take 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power generated by KU. This contract governing the purchases from EEI will terminate on December 31, 2005. Such power equated to approximately 10% of KU's net generation system output in 2004 and for the first quarter of 2005. Discussions are on-going related to the extension of the contract.

11. Pension and Other Post-retirement Benefit Plans

    The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three months ended March 31, 2005:

    (in millions)                                    LG&E     KU
    Pension and Other Benefit Plans:
    Components of net period benefit cost
      Service cost                                 $ 1.7   $ 1.8
      Interest cost                                  6.5     4.3
      Expected return on plan assets                (6.0)   (4.0)
      Amortization of prior service cost             1.3     0.3
      Amortization of transition obligation           -      0.2
      Recognized actuarial loss                      0.7     0.6
                                                   $ 4.2   $ 3.2

    In January 2004, LG&E and KU made discretionary contributions to the pension plan of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are planned for either LG&E or KU for 2005, but one or both Companies may make a discretionary contribution to the other post-retirement benefit plans.

12. Subsequent Events

    On April 13, 2005, LG&E refinanced $40 million in existing pollution control indebtedness. The original indebtedness, 5.90% Pollution Control Bonds, Series X, due April 15, 2023, was discharged on May 13, 2005, using the proceeds from the replacement indebtedness, LG&E Pollution Control Bonds, Series HH, due February 1, 2035, which carry a variable, auction rate of interest.

    On May 12, 2005, KU issued a redemption notice to bondholders for its 7.55% First Mortgage Bonds, Series R, totaling $50 million. It is currently anticipated the bond will be redeemed on June 13, 2005, and the Company will pay a call premium of 3.775%. KU has also received notice from the counterparty to the interest rate swap related to this bond that it will terminate the swap and pay to KU the same 3.775% call premium pursuant to the terms of the swap.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three month period ended March 31, 2005, and should be read in connection with the financial statements and notes thereto.

Some of the following discussion may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "expect," "estimate," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include: general economic conditions; business and competitive conditions in the energy industry; changes in federal or state legislation; unusual weather; actions by state or federal regulatory agencies; and other factors described from time to time in LG&E's and KU's reports to the SEC, including the Annual Reports on Form 10-K for the year ended December 31, 2004.

                             Executive Summary

LG&E and KU, subsidiaries of LG&E Energy LLC (an indirect subsidiary of E.ON), are regulated public utilities. LG&E supplies electricity to approximately 391,000 customers and natural gas to approximately 320,000 customers in Louisville and adjacent areas in Kentucky. KU provides electric service to approximately 490,000 customers in over 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in southwestern Virginia and to less than 10 customers in Tennessee. KU also sells wholesale electric energy to 12 municipalities. The mission of LG&E and KU is to build on our tradition and achieve world-class status providing reliable, low-cost energy services and superior customer satisfaction; and to promote safety, financial success and quality of life for our employees, communities and other stakeholders.

LG&E and KU's strategy focuses on the following:

  - Execute all our business processes to secure a world-class competitive advantage
  - Develop and transfer best practices in generation, customer service, distribution and supply
  - Operate our commercial hub to enhance margins and manage risks across the company
  -   Pursue flexible asset portfolio management
  -   Attract, retain and develop the best people.

In a June 2004 order, the Kentucky Commission accepted the settlement agreements reached by the majority of the parties in the rate cases filed by LG&E and KU in December 2003. Under the ruling, the LG&E utility base electric rates have increased $43.4 million (7.7%) and base gas rates have increased $11.9 million (3.4%), on an annual basis. The rate increases took effect on July 1, 2004. Base electric rates at KU have increased $46.1 million (6.8%) annually. The 2004 increases were the first increases in electric base rates for LG&E and KU in 13 and 20 years, respectively; the last gas rate increase for the LG&E gas utility took effect in September 2000.

With the recent installation of four combustion turbines at Trimble County, near-term regulated load growth in Kentucky is expected to be satisfied. However, the Integrated Resource Plan submitted by LG&E and KU to the Kentucky Commission in April 2005 indicated the requirement for additional
base-load capacity in the longer-term.   Consequently, LG&E and KU have
begun development efforts for a new base-load coal-fired unit. Trimble County Unit 2, with a 732 Mw capacity rating, is expected to be jointly owned by LG&E and KU (75% aggregate ownership) and IMEA and IMPA (25% aggregate ownership). Of their 75% (549 Mw) ownership, LG&E will own 19% (104 Mw) and KU will own 81% (445 Mw). An application for a construction CCN was filed with the Kentucky Commission and an air permit application was filed with the Kentucky Department of Air Quality in December 2004. LG&E's and KU's share of the total capital cost of $885 million for Trimble County Unit 2 is estimated to be $168 million and $717 million, respectively, through 2010. An application for a transmission CCN is anticipated to be filed with the Kentucky Commission during 2005.

In addition to the Trimble County Unit 2 project, another focus of major utility investment is environmental expenditures. In order to mitigate the declining SO2 allowance bank at KU over the next several years, KU filed with the Kentucky Commission in December 2004 an application for a CCN to construct four FGDs at an estimated cost of $658.9 million; a decision is expected by late June 2005.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

              Three Months Ended March 31, 2005, Compared to
                    Three Months Ended March 31, 2004

LG&E Results:

LG&E's net income increased $9.7 million (40%) for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, primarily due to the increase in electric and gas base rates effective July 1, 2004 and higher electric and gas wholesale sales.

A comparison of LG&E's revenues for the three months ended March 31, 2005, with the three months ended March 31, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in millions)                                       Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                     $ 3.6       $ 1.3
 Environmental cost recovery surcharge                (0.8)          -
 Earnings sharing mechanism                           (3.6)          -
 Demand side management cost recovery                  0.1           -
 LG&E/KU merger surcredit                             (1.1)          -
 Value delivery surcredit                             (0.3)       (0.2)
 Weather normalization                                   -        (0.7)
 Rates and rate structure                             15.3         4.3
 Variation in sales volume and other                   2.0        (1.9)
Total retail sales                                    15.2         2.8

Wholesale sales                                       14.4         5.9
Gas transportation - net                                 -        (0.3)
Provision for rate collections                         2.3           -
Other                                                 (0.4)        0.5
Total                                                $31.5       $ 8.9

Electric revenues increased $31.5 million (16%) in 2005 primarily due to:
-   An increase in rates and a change in rate structure ($15.3 million).
- Higher wholesale revenues ($14.4 million), primarily due to 21% higher prices.

Gas revenues increased $8.9 million (5%) in 2005 primarily due to:
- Higher wholesale revenues ($5.9 million) due to 42% higher sales volumes and 11% higher prices.
-   An increase in rates and a change in rate structure ($4.3 million).

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $7.4 million (14%) in 2005 primarily due to:
  - Increased cost per BTU (15% higher), resulting in $7.8 million higher fuel costs.
  - Decreased generation (1% lower), resulting in $0.4 million lower fuel costs.

  Gas supply expenses increased $4.8 million (4%) in 2005 primarily due to:
  -   Increased cost of purchases for wholesale sales ($5.5 million).
  -   Increased recovery of performance-based rates ($0.2 million).
  - Decreased volume of gas delivered to the distribution system ($1.1 million).

  Power purchased increased $10.1 million (35%) in 2005 primarily due to:
  - Increased cost per Mwh (35% higher), primarily related to increased intercompany purchase costs due to SO2 allowance costs.

Other operations and maintenance expenses increased $0.9 million (1%) in 2005.

  Other operation expenses decreased $2.7 million (5%) in 2005 primarily due to:
  -   Decreased MISO-related transmission expense ($3.0 million).
  -   Decreased information technology systems operations expense
      ($1.3 million) (charged to maintenance expenses in 2005).
  -   Decreased property insurance expense ($0.2 million).
  -   Increased steam generation operations expense ($0.6 million).
  -   Increased customer billing expense ($0.5 million).
  -   Increased gas underground storage costs ($0.5 million).

  Maintenance expenses increased $3.5 million (30%) in 2005 primarily due to:
  -   Increased Cane Run maintenance due to outage repairs ($1.4 million).
  - Increased distribution system maintenance (including tree trimming and underground conductor repairs) ($0.7 million).
  - Increased information technology systems maintenance ($1.3 million) (charged to operation expenses in 2004).

  Property and other taxes increased $0.1 million (2%) in 2005 primarily due to:
  -   Increased property tax ($0.1 million).

In total, other income (expense) - net increased $1.0 million (125%) in 2005 primarily due to:
- Increased mark-to-market income ($0.2 million) related to energy trading contracts.
-   Decreased miscellaneous deductions ($0.7 million).

In total, interest expense increased $1.0 million (13%) in 2005 primarily due to:
-   Increased interest on variable-rate debt ($1.1 million).
-   Increased interest on customer deposits ($0.5 million).
-   Decreased interest costs on interest rate swaps ($0.6 million).

The weighted average interest rate on variable-rate bonds for the three months ended March 31, 2005, was 1.91%, compared to 1.03% for the comparable period in 2004.

Variances in income tax expense are largely attributable to changes in pre-tax income and a reduction in the statutory Kentucky rate.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             March 31, 2005 March 31, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.3           5.6
 Amortization of investment and other tax credits (1.9)         (2.7)
 Other differences                                (1.5)         (0.1)
 Effective income tax rate                        35.9%         37.8%

The increased tax benefit in other differences is largely attributable to the new Internal Revenue Code Section 199 Qualified Production Activities deduction and the amortization of excess deferred income taxes, which reflect the benefits of deferred tax reversing at lower tax rates than what were provided.

Kentucky House Bill 272, also known as Kentucky's Tax Modernization Plan, was signed into law on March 18, 2005. See Note 6 for additional discussion of income taxes.

KU Results:

KU's net income increased $5.1 million (16%) for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase was primarily due to increase in base rates effective July 1, 2004 and higher wholesale sales.

A comparison of KU's revenues for the three months ended March 31, 2005, with the three months ended March 31, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                   Electric
(in millions)                                           Revenues

Retail sales:
 Fuel supply adjustments                                   $13.1
 Environmental cost recovery surcharge                       4.6
 Earnings sharing mechanism                                 (4.5)
 Demand side management cost recovery                        0.2
 LG&E/KU merger surcredit                                   (0.8)
 Value delivery surcredit                                   (0.2)
 Rates and rate structure                                   13.9
 Variation in sales volume and other                        (1.8)
 Total retail sales                                         24.5

Wholesale sales                                             15.6
Provision for rate collections                               0.8
Other                                                       (0.8)
Total                                                      $40.1

Electric revenues increased $40.1 million (16%) in 2005 primarily due to:
- Higher wholesale revenues ($15.6 million), primarily due to 44% higher prices and 8% higher sales volumes.
-   An increase in rates and a change in rate structure ($13.9 million).
- Higher fuel supply adjustments ($13.1 million) due to higher cost of fuel used for generation and purchased power.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the FERC.

  Fuel for electric generation increased $17.4 million (25%) in 2005 primarily due to:
  - Increased cost per BTU (23% higher), resulting in $16.3 million higher fuel costs.
  - Increased generation (2% higher), resulting in $1.1 million higher fuel costs.

  Power purchased increased $5.0 million (12%) in 2005 primarily due to:
  - Increased cost per MWh (10% higher), resulting in $4.1 million higher costs.
  - Increased volumes of MWh purchased (2% higher), resulting in $0.9 million higher costs.

Other operations and maintenance expenses increased $5.1 million (9%) in 2005.

  Other operation expenses decreased $0.1 million (less than 1%) in 2005 primarily due to:
  - Decreased information technology systems operation expenses ($1.1 million) (charged to maintenance expenses in 2005).
  -   Decreased property insurance expense ($0.2 million).
  -   Increased customer billing expense ($0.6 million).
  -   Increased MISO-related transmission expense ($0.5 million).

  Maintenance expenses increased $5.2 million (44%) in 2005 primarily due to:
  -   Increased E.W. Brown plant maintenance expense ($0.7 million).
  -   Increased Ghent plant maintenance expense ($1.7 million).
  - Increased distribution system maintenance ($1.5 million) due to storm restoration expenses.
  - Increased information technology systems maintenance ($1.1 million) (charged to operation expenses in 2004).

In total, other income (expense) - net increased $0.6 million (150%) in 2005 primarily due to:
-   Decreased allowance for funds used during construction ($0.5 million).

In total, interest expense increased $2.2 million (51%) in 2005 primarily due to:
- Increased interest costs associated with the mark-to-market of the interest rate swaps ($1.9 million). In the first quarter of 2004, a swap was terminated, resulting in a $0.8 million gain.

The weighted average interest rate on variable-rate bonds for the three months ended March 31, 2005, was 1.90%, compared to 1.03% for the comparable period in 2004.

Variations in income tax expense are largely attributable to changes in pretax income.

                                            Three Months     Three Months
                                               Ended            Ended
                                           March 31, 2005   March 31, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.6           5.8
 Amortization of investment and other tax credits (0.7)         (1.0)
 Other differences                                (1.3)         (1.5)
 Effective income tax rate                        37.6%         38.3%

Kentucky House Bill 272, also known as Kentucky's Tax Modernization Plan, was signed into law on March 18, 2005. See Note 6 for additional discussion of income taxes.

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

At March 31, 2005, LG&E and KU are in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. LG&E and KU expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings and borrowings from Fidelia.

Construction expenditures for the three months ended March 31, 2005 amounted to $18.5 million for each Company. At LG&E, expenditures included gas main replacements ($1.9 million), the construction of a 138Kv transmission line ($1.1 million), and Mill Creek Unit 4 boiler tubing ($1.1 million), along with expenditures for electric and gas distribution system construction. At KU, expenditures included Brown Unit 3 controls upgrade ($1.2 million), distribution line transformers ($1.0 million), along with electric distribution system construction. The expenditures were financed with internally generated funds.

LG&E's and KU's cash balances decreased $0.1 million and $0.7 million, respectively, during the three months ended March 31, 2005, primarily due to the payment of dividends, lower levels of borrowing from affiliated companies and construction expenditures, offset by higher cash provided by operating activities.

Variations in accounts receivable, accounts payable and inventories are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable at LG&E and KU was primarily due to lower revenues at the end of the heating season. The decrease in LG&E's gas stored underground relates to seasonal uses of gas.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of March 31, 2005, LG&E had swaps with a combined notional value of $211.3 million and KU had swaps with a combined notional value of $103.0 million. LG&E's swaps exchange floating-rate interest payments for fixed-rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swaps effectively convert fixed-rate obligations on KU's first mortgage bonds Series P and R to variable-rate obligations.

In February 2005, an LG&E interest rate swap with a notional amount of $17 million matured. The swap was fully effective upon expiration, therefore, the impact on earnings and other comprehensive income from the swap maturity was less than $0.1 million.

At March 31, 2005, LG&E's and KU's percentage of debt having a variable rate, including the impact of interest rate swaps, was 41.8% ($358.0 million) and 50.4% ($375.0 million), respectively.

Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Balance Sheets. The average annualized interest rate for these bonds during the three months ending March 31, 2005 was 1.96% for both the LG&E and KU bonds.

During June 2004, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at March 31, 2005. The Company expects to renew these facilities prior to their expiration in June 2005.

LG&E, KU and LG&E Energy participate in an intercompany money pool agreement. Details of the balances at March 31, 2005 and March 31, 2004 were as follows:

                    Total Money      Amount     Balance     Average
   (millions of $) Pool Available Outstanding Available Interest Rate March 31, 2005:
   LG&E               $400.0         $35.0      $365.0         2.65%
   KU                  400.0          26.0       374.0         2.65

   March 31, 2004:
   LG&E               $400.0         $   -      $400.0           -%
   KU                  400.0          40.7       359.3         0.98

LG&E Energy maintains a revolving credit facility totaling $200 million with E.ON North America, Inc. to ensure funding availability for the money pool. There was no balance outstanding on this facility at March 31, 2005.

In April 2005, LG&E refinanced $40 million in existing pollution control indebtedness. The original indebtedness, 5.90% Pollution Control Bonds, Series X, due April 15, 2023, was discharged on May 13, 2005, using the proceeds from the replacement indebtedness, LG&E Pollution Control Bonds, Series HH, due February 1, 2035, which carry a variable, auction rate of interest.

In January 2005, LG&E paid at maturity the $50 million loan from Fidelia using proceeds from short-term loans from the money pool.

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are planned for either LG&E or KU for 2005, but one or both Companies may make a discretionary contribution to the other post-retirement benefit plans.

Security ratings as of March 31, 2005, were:

                                LG&E                  KU
                           Moody's  S&P      Moody's   S&P

     First mortgage bonds   A1       A-        A1      A
     Preferred stock        Baa1     BBB-      Baa1    BBB-
     Commercial paper       P-1      A-2       P-1     A-2

These ratings reflect the views of Moody's and S&P. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Capitalization ratios at March 31, 2005, and December 31, 2004, follow:

                                   LG&E                    KU
                            March 31,  December 31, March 31,December 31,
                               2005      2004        2005      2004

Long-term debt
  (including current portion)  31.7%     30.5%       22.2%     22.2%
Long-term debt to affiliated
  company (including current
  portion)                     11.9      14.1        18.9      18.8
Notes payable to affiliated
  companies                     1.9       3.0         1.5       2.0
Preferred stock                 3.7       3.6         2.2       2.2
Common equity                  50.8      48.8        55.2      54.8
Total                         100.0%    100.0%      100.0%    100.0%

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impacts on LG&E and KU, see Part I - Item 1, Notes to Financial Statements, Note 7.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2004; and to
Part I - Item 1, Notes to Financial Statments, Notes 5 and 10, and Part II
- Item 1, Legal Proceedings herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

LG&E's and KU's operations are exposed to market risks from changes in interest rates and commodity prices. To mitigate changes in cash flows attributable to these exposures, the Companies have entered into various derivative instruments. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped variable debt is estimated at $3.58 million and $3.75 million, respectively, at March 31, 2005. LG&E's and KU's exposure to floating interest rates did not materially change during the first three months of 2005.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $22.0 million as of March 31, 2005. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $1.0 million as of March 31, 2005. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

Pension Risk

LG&E's and KU's costs of providing defined-benefit pension retirement plans is dependent upon a number of factors, such as the rates of return on plan assets, discount rate, and contributions made to the plan. LG&E and KU have recognized an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions because the accumulated benefit obligation exceeds the fair value of their plans' assets. The liabilities were recorded as a reduction to other comprehensive income, and did not affect net income. The amount of the liability depends upon the discount rate, the asset returns and contributions made by the Companies to the plans. If the fair value of the plans' assets exceeds the accumulated benefit obligation, the recorded liabilities will be reduced and other comprehensive income will be restored in the balance sheet.

A 1% increase or decrease in the assumed discount rate could have an approximate $39.9 million positive or negative impact to the accumulated benefit obligation of LG&E. A 1% increase or decrease in the assumed discount rate could have an approximate $26.8 million positive or negative impact to the accumulated benefit obligation of KU.

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are planned for either LG&E or KU for 2005, but one or both Companies may make a discretionary contribution to the other post-retirement benefit plans.

Energy Trading & Risk Management Activities

The table below summarizes LG&E's and KU's energy trading and risk management activities for the three months ended March 31, 2005, and 2004. Trading volumes are allocated evenly between LG&E and KU.

                                                    Three Months Ended
                                                        March 31,
                                                      2005      2004
(in millions)
Fair value of contracts at beginning of
  period, net asset/(liability)                      $ (0.2)   $  0.6
  Fair value of contracts when entered
    into during the period                               -         -
  Contracts realized or otherwise
    settled during the period                           0.2      (0.2)
  Changes in fair value due to changes in assumptions     -       0.2
Fair value of contracts at end of period,
  net asset                                          $    -    $  0.6

No changes to valuation techniques for energy trading and risk management activities occurred during 2005 or 2004. Changes in market pricing, interest rate and volatility assumptions were made during all periods. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities, and interest rates. The Companies estimate that a movement in prices of $1 and a change in interest and volatilities of 1% would not result in a change of a material amount. All contracts outstanding at March 31, 2005, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of March 31, 2005, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.
Item 4.  Controls and Procedures.

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

LG&E and KU are not accelerated filers under the Sarbanes-Oxley Act of 2002 and associated rules (the "Act") and consequently anticipate issuing Management's Report on Internal Control over Financial Reporting pursuant to Section 404 of the Act in their first periodic report covering the fiscal year ended December 31, 2006 as permitted by SEC rulemaking.

In preparation for required reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal control over financial reporting. There has been no change in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2004: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data in Note 11. Reference is also made to the matters described in Notes 5 and 10 of Part I, Item 1 of this 10-Q. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

Other

In the normal course of business, other lawsuits, claims, environmental actions, and other governmental proceedings arise against LG&E and KU. To the extent that damages are assessed in any of these lawsuits, LG&E and KU believe that their insurance coverage is adequate. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on LG&E's or KU's financial position or results of operations, respectively.

Item 6.  Exhibits.

Applicable to Form
                    10-Q of

Exhibit
No. LG&E  KU    Description

31    X   X    Certification - Section 302 of Sarbanes-Oxley Act of 2002
  31.1X        Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
  31.2X        Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
  31.3    X    Certification of Chairman of the Board, President and Chief
               Executive Officer, pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002
  31.4    X    Certification of Chief Financial Officer, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

Certain instruments defining the rights of holders of certain long-term debt of LG&E or KU have not been filed with the SEC but will be furnished to the SEC upon request.

				- 37 -
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Louisville Gas and Electric Company
Registrant


Date:  May 13, 2005             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  May 13, 2005             /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal Accounting Officer)





 				- 38 -