Form 10-Q
period 2005-06-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2005-08-12
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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
                              (859) 255-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Louisville Gas and Electric Company
        21,294,223 shares, without par value, as of July 31, 2005, all held by LG&E Energy LLC
                        Kentucky Utilities Company
        37,817,878 shares, without par value, as of July 31, 2005, all held by LG&E Energy LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.

                          INDEX OF ABBREVIATIONS


AEP                   American Electric Power Company, Inc.
AG                    Attorney General of Kentucky
ARB                   Accounting Research Bulletin
ARO                   Asset Retirement Obligation
CCN                   Certificate of Public Convenience and Necessity
DSM                   Demand Side Management
ECR                   Environmental Cost Recovery
EEI                   Electric Energy, Inc.
E.ON                  E.ON AG
EPA                   Environmental Protection Agency
ESM                   Earnings Sharing Mechanism
FAC                   Fuel Adjustment Clause
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Fidelia               Fidelia Corporation (an E.ON affiliate)
FIN                   FASB Interpretation No.
FGD                   Flue Gas Desulfurization
FSP                   FASB Staff Position
IMEA                  Illinois Municipal Electric Agency
IMPA                  Indiana Municipal Power Agency
ITP                   Independent Transmission Provider
IRS                   Internal Revenue Service
Kentucky Commission   Kentucky Public Service Commission
KU                    Kentucky Utilities Company
LIBOR                 London Interbank Offer Rate
LEM                   LG&E Energy Marketing Inc.
LG&E                  Louisville Gas and Electric Company
LG&E Energy           LG&E Energy LLC (as successor to LG&E Energy Corp.)
LG&E Services         LG&E Energy Services Inc.
LMP                   Locational Marginal Pricing
MGP                   Manufactured Gas Plant
MISO                  Midwest Independent Transmission System Operator,
Inc.
Moody's               Moody's Investor Services, Inc.
Mw                    Megawatts
Mwh                   Megawatt hours
NOPR                  Notice of Proposed Rulemaking
OMU                   Owensboro Municipal Utilities
OVEC                  Ohio Valley Electric Corporation
PJM                   PJM Interconnection, LLC
Powergen              Powergen Limited (formerly Powergen plc)
PUHCA                 Public Utility Holding Company Act of 1935
RTO                   Regional Transmission Operator
S&P                   Standard & Poor's Rating Services
SEC                   Securities and Exchange Commission
SFAS                  Statement of Financial Accounting Standards
SMD                   Standard Market Design
SO2                   Sulfur Dioxide
SOA                   The Sarbanes-Oxley Act of 2002
VDT                   Value Delivery Team Process








                             TABLE OF CONTENTS

                                  PART I


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       LOUISVILLE GAS AND ELECTRIC COMPANY
        STATEMENTS OF INCOME                                             1
        STATEMENTS OF RETAINED EARNINGS                                  1
        BALANCE SHEETS                                                   2
        STATEMENTS OF CASH FLOWS                                         4
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                         5

       KENTUCKY UTILITIES COMPANY
        STATEMENTS OF INCOME                                             6
        STATEMENTS OF RETAINED EARNINGS                                  6
        BALANCE SHEETS                                                   7
        STATEMENTS OF CASH FLOWS                                         9
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                        10

       NOTES TO FINANCIAL STATEMENTS                                    11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.                                       24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    36
ITEM 4.  CONTROLS AND PROCEDURES.                                       39
                                  PART II
ITEM 1.  LEGAL PROCEEDINGS.                                             40
ITEM 6.  EXHIBITS                                                       41
        SIGNATURES                                                      43

        EXHIBITS                                                        44

Part I.  Financial Information - Item 1.  Financial Statements (Unaudited)

                   Louisville Gas and Electric Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004
OPERATING REVENUES:
Electric                             $228.2   $192.5     $457.2   $390.8
Gas                                    52.5     43.7      225.1    207.4
 Total operating revenues             280.7    236.2      682.3    598.2

OPERATING EXPENSES:
Fuel for electric generation           68.2     47.8      128.5    100.6
Power purchased                        28.2     17.3       67.2     46.2
Gas supply expenses                    35.6     31.0      171.2    161.8
Other operation and maintenance expenses        65.0       77.3    139.3
151.7
Depreciation and amortization          31.2     28.2       62.0     55.7
Total operating expenses              228.2    201.6      568.2    516.0

NET OPERATING INCOME                   52.5     34.6      114.1     82.2

Other expense (income) - net            0.1      0.1       (0.1)     0.8
Interest expense (Note 3)               5.9      5.2       11.8     10.1
Interest expense to affiliated companies
  (Note 9)                              2.8      3.0        5.9      6.1

INCOME BEFORE INCOME TAXES             43.7     26.3       96.5     65.2
Federal and state income taxes (Note 6)         15.7        9.2     34.7
23.9
NET INCOME                            $ 28.0  $ 17.1     $ 61.8   $ 41.3

The accompanying notes are an integral part of these financial statements.


                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004

Balance at beginning of period       $538.2   $521.3     $534.0   $497.5
Net income                             28.0     17.1       61.8     41.3
 Subtotal                             566.2    538.4      595.8    538.8

Cash dividends declared on stock:
5% cumulative preferred                 0.3      0.3        0.5      0.5
Auction rate cumulative preferred       0.5      0.2        0.9      0.4
Common                                 10.0     21.0       39.0     21.0
 Subtotal                              10.8     21.5       40.4     21.9

Balance at end of period             $555.4   $516.9     $555.4   $516.9

The accompanying notes are an integral part of these financial statements.
                    Louisville Gas and Electric Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)

                                  ASSETS


                                                     June 30,   December 31,
                                                       2005         2004
CURRENT ASSETS:
Cash and cash equivalents                           $   4.8      $    6.8
Accounts receivable -
 less reserve of $1.2 million and $0.8 million as of
 June 30, 2005 and December 31, 2004,
 respectively                                         140.9        167.0
Materials and supplies - at average cost:
 Fuel (predominantly coal)                             27.6         21.8
 Gas stored underground                                19.3         77.5
 Other                                                 27.0         26.1
Prepayments and other                                   3.3          3.9
 Total current assets                                 222.9        303.1

OTHER PROPERTY AND INVESTMENTS -
 less reserve of less than $0.1 million as of
 June 30, 2005 and December 31, 2004                    0.6          0.5

UTILITY PLANT:
At original cost                                    3,966.8      3,915.8
Less: reserve for depreciation                      1,459.4      1,396.3
 Net utility plant                                  2,507.4      2,519.5


DEFERRED DEBITS AND OTHER ASSETS:
Restricted cash                                        13.1         10.9
Unamortized debt expense                                8.4          8.4
Regulatory assets (Note 5)                             73.9         91.9
Other                                                  31.8         32.2
 Total deferred debits and other assets               127.2        143.4

Total assets                                       $2,858.1     $2,966.5

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                     June 30,   December 31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of mandatorily
 redeemable preferred stock                        $    1.3     $    1.3
Current portion of long-term debt (Note 8)            246.2        246.2
Current portion of long-term debt to
 affiliated company (Note 8)                             -          50.0
Notes payable to affiliated companies (Note 8)         20.8         58.2
Accounts payable                                       66.9        106.1
Accounts payable to affiliated companies (Note 9)                   60.8
31.7
Accrued income taxes                                     -           6.2
Customer deposits                                      16.2         14.0
Other                                                   9.9         18.5
 Total current liabilities                            422.1        532.2

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               318.7        347.2
Investment tax credit, in process of amortization                   44.1
46.2
Accumulated provision for pensions
 and related benefits                                 122.1        120.6
Customer advances for construction                      9.7         10.6
Asset retirement obligation                            10.6         10.3
Regulatory liabilities (Note 5):
 Accumulated cost of removal of utility plant         216.2        220.2
 Deferred income taxes - net (Note 6)                  54.2         37.2
 Other                                                  9.7         15.0
Other                                                  38.9         29.4
 Total deferred credits and other liabilities         824.2        836.7

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                        425.2        425.2
Common stock expense                                   (0.8)        (0.8)
Additional paid-in capital                             40.0         40.0
Accumulated other comprehensive loss                  (52.8)       (45.6)
Retained earnings                                     555.4        534.0
 Total common equity                                  967.0        952.8

Cumulative preferred stock                             70.4         70.4
Mandatorily redeemable preferred stock                 21.3         21.3
Long-term debt (Note 8)                               328.1        328.1
Long-term debt to affiliated company (Note 8)         225.0        225.0
 Total capitalization                               1,611.8      1,597.6

Total capital and liabilities                      $2,858.1     $2,966.5

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                       Six Months Ended
                                                           June 30,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  61.8      $  41.3
Items not requiring cash currently:
 Depreciation and amortization                         62.0         55.7
 Value delivery team amortization                      15.1         15.1
 Change in fair value of derivative instruments         4.0         (6.1)
 Deferred income taxes - net                          (11.5)         4.9
 Investment tax credit - net                           (2.1)        (2.8)
 Other                                                 (4.7)         5.5
Changes in current assets and liabilities-net          55.5        (19.6)
Pension funding (Note 11)                                 -        (34.5)
Provision for post-retirement benefits                 (2.6)        (8.0)
Gas supply clause receivable, net                       2.0          8.3
Earnings sharing mechanism receivable                   2.1          2.4
Litigation settlement                                    -           7.1
Other                                                  (2.5)         9.3
 Net cash provided by operating activities            179.1         78.6

CASH FLOWS USED IN INVESTING ACTIVITIES:
(Purchase) sale of long-term investments               (0.1)          -
Change in restricted cash                              (2.2)        (6.5)
Construction expenditures                             (51.0)       (64.9)
 Net cash used for investing activities               (53.3)       (71.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated company (Note 8)     -        125.0
Repayment of long-term borrowings
 from affiliated company (Note 8)                     (50.0)       (50.0)
Short-term borrowings from affiliated company (Note 8)    -        260.5
Repayment of short-term borrowings
 from affiliated company                              (37.4)      (314.9)
Payment of dividends                                  (40.4)       (21.9)
Other                                                    -          (0.1)
 Net cash used for financing activities              (127.8)        (1.4)

CHANGE IN CASH AND CASH EQUIVALENTS                    (2.0)         5.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6.8          1.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4.8       $  7.5

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                         $51.6        $33.1
 Interest on borrowed money                            10.9          8.5
 Interest to affiliated companies on borrowed money     6.4          5.3

The accompanying notes are an integral part of these financial statements.

                    Louisville Gas and Electric Company
                 Statements of Other Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004


Net income                            $28.0    $17.1      $61.8    $41.3

Income Taxes - Minimum Pension
  Liability (Note 6)                     -        -         (1.1)     -

Gain (loss) on derivative instruments and
 hedging activities - net of tax benefit
 /(expense) of $5.0, $(4.8), $3.9 and
 $(2.4),respectively (Note 3)          (7.7)     7.3       (6.1)     3.7

Other comprehensive income (loss),
  net of tax                           (7.7)     7.3       (7.2)     3.7

Comprehensive income                  $20.3    $24.4      $54.6    $45.0

The accompanying notes are an integral part of these financial statements.
                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004

OPERATING REVENUES                   $265.2   $232.4     $551.5   $479.7

OPERATING EXPENSES:
Fuel for electric generation           84.0     67.7      171.5    137.7
Power purchased                        50.0     30.7       96.3     72.0
Other operation and maintenance
  expenses                             67.8     57.8      126.2    112.2
Depreciation and amortization          29.2     25.9       57.7     51.2
 Total operating expenses             231.0    182.1      451.7    373.1

NET OPERATING INCOME                   34.2     50.3       99.8    106.6

Other (income) - net                   (1.8)    (1.9)      (3.1)    (2.9)
Interest expense (Note 3)               4.2      3.7        7.0      4.4
Interest expense to affiliated companies
  (Note 9)                              3.7      3.5        7.2      7.1

NET INCOME BEFORE INCOME TAXES         28.1     45.0       88.7     98.0

Federal and state income taxes (Note 6)10.4     17.4       33.4     38.0

NET INCOME                           $ 17.7   $ 27.6     $ 55.3   $ 60.0

The accompanying notes are an integral part of these financial statements.





                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)

                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004

Balance at beginning of period       $666.4   $623.1     $659.4   $591.2
Net income                             17.7     27.6       55.3     60.0
 Subtotal                             684.1    650.7      714.7    651.2

Cash dividends declared on stock:
4.75% cumulative preferred              0.2      0.2        0.5      0.4
6.53% cumulative preferred              0.3      0.3        0.6      0.6
Common                                 10.0     21.0       40.0     21.0
 Subtotal                              10.5     21.5       41.1     22.0

Balance at end of period             $673.6   $629.2     $673.6   $629.2

The accompanying notes are an integral part of these financial statements.
                        Kentucky Utilities Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)


                                  ASSETS

                                                     June 30,   December 31,
                                                       2005         2004

CURRENT ASSETS:
Cash and cash equivalents                          $    4.0     $    4.6
Accounts receivable - less reserve of $0.6 million
 as of June 30, 2005 and December 31, 2004            107.7        112.6
Materials and supplies - at average cost:
 Fuel (predominantly coal)                             57.3         52.2
 Other                                                 29.3         28.0
Prepayments and other                                   5.9          9.9
 Total current assets                                 204.2        207.3

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $0.1 million as of June 30,
 2005 and December 31, 2004                            21.7         20.5

UTILITY PLANT:
At original cost                                    3,756.1      3,712.1
Less: reserve for depreciation                      1,462.7      1,415.0
 Net utility plant                                  2,293.4      2,297.1

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                4.3          4.7
Regulatory assets (Note 5)                             68.9         61.4
Long-term derivative asset                              1.9          6.1
Other                                                  41.1         13.3
 Total deferred debits and other assets               116.2         85.5

Total assets                                       $2,635.5     $2,610.4

The accompanying notes are an integral part of these financial statements.
                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                     June 30, December 31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)         $  123.1    $   87.1
Current portion of long-term notes to
 affiliated company (Note 8)                           75.0        75.0
Notes payable to affiliated company (Note 8)           93.1        34.8
Accounts payable                                       57.7        77.9
Accounts payable to affiliated companies (Note 9)      68.0        32.8
Accrued income taxes                                    3.7         5.9
Customer deposits                                      16.2        15.0
Other                                                   2.6        15.4
 Total current liabilities                            439.4       343.9

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               267.1       282.6
Investment tax credit, in process of amortization       3.0         3.8
Accumulated provision for pensions and
 related benefits                                      78.7        77.9
Asset retirement obligation                            21.5        21.0
Regulatory liabilities (Note 5):
Accumulated cost of removal of utility plant          273.7       266.8
Deferred income taxes - net (Note 6)                   30.9        19.3
 Other                                                  9.9         5.4
Other                                                  15.4        17.0
 Total deferred credits and other liabilities         700.2       693.8

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                        308.1       308.1
Common stock expense                                   (0.3)       (0.3)
Additional paid-in capital                             15.0        15.0
Accumulated other comprehensive loss                  (13.6)      (13.3)

Retained earnings                                     660.4       647.3
Undistributed subsidiary earnings                      13.2        12.1
Total retained earnings                               673.6       659.4
 Total common equity                                  982.8       968.9

Cumulative preferred stock                             39.7        39.7
Long-term debt (Note 8)                               215.4       306.1
Long-term debt to affiliated company (Note 8)         258.0       258.0
 Total capitalization                               1,495.9     1,572.7

Total capital and liabilities                      $2,635.5    $2,610.4

The accompanying notes are an integral part of these financial statements.
                        Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                       Six Months Ended
                                                            June 30,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  55.3      $  60.0
Items not requiring cash currently:
 Depreciation and amortization                         57.7         51.2
 Value delivery team amortization                       5.9          5.9
 Change in fair value of derivative instruments        (4.7)         0.1
 Other                                                 (3.6)        13.9
Changes in current assets and liabilities               3.7        (52.9)
Earnings sharing mechanism receivable                   3.1          0.3
Pension funding (Note 11)                                -         (43.4)
Provision for post-retirement benefits                  0.8         (3.4)
Litigation settlement                                    -          11.6
Fuel adjustment clause receivable                     (13.3)         2.9
Other                                                  (2.0)         3.4
 Net cash provided by operating activities            102.9         49.6

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of long-term investments                        -          (1.3)
Construction expenditures                             (44.0)       (76.4)
 Net cash flows used for investing activities         (44.0)       (77.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated company (Note 8)     -         50.0
Short-term borrowings from affiliated company (Note 8) 58.3        255.0
Repayment of long-term debt                           (50.0)         -
Repayment of short-term borrowings
 from affiliated company (Note 8)                       -         (245.1)
Retirement of pollution control bonds                   -           (4.9)
Repayment of other borrowings (Note 8)                (26.7)         -
Payment of dividends                                  (41.1)       (22.0)

 Net cash flows used for financing activities         (59.5)        33.0

CHANGE IN CASH AND CASH EQUIVALENTS                    (0.6)         4.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4.6          4.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4.0      $   9.8

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                         $39.8        $21.3
 Interest on borrowed money                             7.8          7.6
 Interest to affiliated companies on borrowed money     7.1          6.1

The accompanying notes are an integral part of these financial statements.


                         Kentucky Utilities Company
                 Statements of Other Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004


Net income                            $17.7    $27.6      $55.3    $60.0


Income Taxes - Minimum Pension Liability
  (Note 6)                               -        -       (0.3)       -

Other comprehensive loss, net of tax     -        -       (0.3)       -

Comprehensive income                  $17.7    $27.6      $55.0    $60.0

The accompanying notes are an integral part of these financial statements.
                   Louisville Gas and Electric Company
                       Kentucky Utilities Company

                      Notes to Financial Statements
                               (Unaudited)

1.  General

   The unaudited financial statements include the accounts of LG&E and KU. The common stock of each of LG&E and KU is wholly-owned by LG&E Energy. In the opinion of management, the unaudited condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, comprehensive income and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading.

   See LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2004, for information relevant to the accompanying financial statements, including information as to the significant accounting policies of the Companies.

   During the second quarter of 2005, LG&E and KU made out-of-period adjustments for estimated over/under collection of ECR revenues to be billed in subsequent periods. The adjustment was immaterial during all reporting periods involved (March 2003 through October 2004 for LG&E and May 2003 through January 2005 for KU). As a result, LG&E revenues were increased $4.8 million and KU revenues were decreased $2.4 million in the current period results of operations. Net income in the current period was increased $2.9 million for LG&E and was reduced $1.5 million for KU.

   The accompanying financial statements for the three months and six months ended June 30, 2004, have been revised to conform to certain reclassifications in the current three months and six months ended June 30, 2005. These reclassifications had no impact on net assets or net income, as previously reported.

   LG&E and KU net operating income previously reported for the three months ended June 30, 2004, increased by $9.4 million and $17.5 million, and for the six months ended June 30, 2004, increased by $24.4 million and $38.5 million, respectively, because the income statement presentation was changed in 2005 to report income tax expense in the category Federal and State income taxes, which appears just before net income. LG&E and KU other income (expense) - net previously reported for the three months ended June 30, 2004, decreased $0.2 million and $0.1 million, and for the six months ended June 30, 2004, decreased $0.5 million and $0.5 million, respectively, also due to the income tax reclassification.


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

   As of June 30, 2005, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $211.3 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 2.18% at June 30, 2005. The swap agreements in effect at June 30, 2005 have been designated as cash flow hedges and mature on dates ranging from 2020 to 2033. The hedges have been deemed to be fully effective resulting in a pretax loss of $12.7 million and $10.0 million for the three months and six months ended June 30, 2005, respectively, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amount expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial. A deposit in the amount of $13.1 million, used as collateral for an $83.3 million interest rate swap, is classified as restricted cash on LG&E's balance sheet. The amount of the deposit required is tied to the market value of the swap.

   In February 2005, an LG&E interest rate swap with a notional amount of $17 million matured. The swap was fully effective upon expiration. As a result, the impact on earnings and other comprehensive income from the swap maturity was less than $0.1 million.

   As of June 30, 2005, KU was party to one interest rate swap agreement with a notional amount of $53.0 million. Under this swap agreement, KU paid a variable rate based on the LIBOR index of 5.34%, and received a fixed rate of 7.92% at June 30, 2005. The swap agreement in effect at June 30, 2005 has been designated as a fair value hedge and matures in 2007. In June 2005, an interest rate swap with a notional amount of $50 million was terminated by the counterparty pursuant to the terms of the swap agreement. KU received a payment of $1.9 million in consideration for the termination of the agreement. KU also called the underlying debt (First Mortgage Bond Series R) and paid a call premium of $1.9 million. The swap was fully effective upon termination. No impact on earnings occurred as a result of the bond call and related swap termination.

   During the three months and six months ended June 30, 2005, the effect of marking these financial instruments and the underlying debt to market resulted in a pretax loss of $0.2 million and a pretax gain of $0.5 million, respectively, recorded in interest expense.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at June 30, 2005, KU's debt reflects a $3.5 million mark-to-market adjustment.

4. Segments of Business

   LG&E's revenues, net income and total assets by business segment for the three months and six months ended June 30, 2005 and 2004, follow:

                      Three Months Ended       Six Months Ended
                           June 30,                June 30,
   (in millions)      2005         2004         2005       2004

   LG&E Electric
     Revenues          $228.2       $192.5      $457.2     $390.8
     Net income          30.0         20.4        53.8       36.4
     Total assets     2,404.3      2,417.2     2,404.3    2,417.2

   LG&E Gas
     Revenues            52.5         43.7       225.1      207.4
     Net income          (2.0)        (3.3)        8.0        4.9
     Total assets       453.8        443.6       453.8      443.6

   Total
     Revenues           280.7        236.2       682.3      598.2
     Net income          28.0         17.1        61.8       41.3
Total assets          2,858.1      2,860.8     2,858.1    2,860.8


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

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of June 30, 2005 and December 31, 2004:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                              June 30,  December 31,
   (in millions)                                2005        2004

   VDT Costs                                 $ 22.6      $ 37.7
   Unamortized loss on bonds                   21.2        20.3
   ARO                                          7.3         6.9
   Merger surcredit                             4.1         4.8
   ESM                                           -          2.1
   Rate case expenses                           0.9         1.1
   FAC                                          3.5         0.8
   ECR                                          2.1          -
   Gas supply adjustments due from customers    9.2        13.3
   Gas performance-based ratemaking             2.0         3.7
   Manufactured gas sites                       1.0         1.2
   Total regulatory assets                   $ 73.9      $ 91.9

   Accumulated cost of removal of utility
     plant                                   $216.2      $220.2
   Deferred income taxes - net (Note 6)        54.2        37.2
   ARO                                          0.1         0.1
   ECR                                           -          4.0
   DSM                                          3.3         2.5
   Gas supply adjustments due to customers      6.3         8.4
   Total regulatory liabilities              $280.1      $272.4

    LG&E currently earns a return on all regulatory assets except for gas supply adjustments, ESM, FAC, ECR and gas performance based ratemaking, all of which are separate rate mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset and ARO liability at the time the underlying asset is removed.

   Due to a number of changes in Kentucky's tax system, including the reduction of the corporate income tax, timing differences included in the reserve for deferred state income taxes at December 31, 2004 will reverse at higher rates than the current statutory rate. See Note 6.

    The following regulatory assets and liabilities were included in KU's balance sheets as of June 30, 2005 and December 31, 2004:

                        Kentucky Utilities Company
                                (Unaudited)

                                              June 30,     December 31,
   (in millions)                                2005           2004

     VDT costs                                $  8.8         $ 14.7
     Unamortized loss on bonds                  11.4           11.4
     ARO                                        13.7           12.8
     Merger surcredit                            3.2            3.7
     ESM                                           -            3.1
     Rate case expenses                          0.9            1.1
     FAC                                        22.8            9.4
     ECR                                         3.3              -
     Deferred storm costs                        3.2            3.6
     Post retirement and pension                 1.3            1.2
     Management audit expenses                   0.3            0.4
     Total regulatory assets                  $ 68.9         $ 61.4


     Accumulated cost of removal of utility
       plant                                  $273.7         $266.8
     Deferred income taxes - net (Note 6)       30.9           19.3
     ARO                                         1.6            1.4
     ECR                                         5.3            1.2
     FAC                                           -            0.1
     DSM                                         1.9            1.6
     Spare parts                                 1.1            1.1
     Total regulatory liabilities             $314.5         $291.5

   KU currently earns a return on all regulatory assets except for ESM, FAC, and ECR, all of which are separate recovery mechanisms with recovery within twelve months. Additionally, no current return is earned on the ARO regulatory asset. This regulatory asset will be offset against the associated regulatory liability, ARO asset and ARO liability at the time the underlying asset is removed.

   Based on an order from the Kentucky Commission in September 2004, KU reclassified from maintenance expense to a regulatory asset, $4.0 million related to costs not reimbursed from the 2003 ice storm. These costs will be amortized through June 2009. These amortized costs, which are included in KU's jurisdictional operating expenses, are recovered in base rates.

       Due to a number of changes in Kentucky's tax system, including the reduction of the corporate income tax, timing differences included in the reserve for deferred state income taxes at December 31, 2004 will reverse at higher rates than the current statutory rate. See Note 6.

   ELECTRIC AND GAS RATE CASES

   On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of LG&E and KU and the gas rates of LG&E. The rate increases took effect on July 1, 2004.

   During July 2004, the Attorney General of Kentucky ("AG") served subpoenas on LG&E and KU, as well as on the Kentucky Commission and its staff, requesting information regarding alleged improper communications between LG&E and KU and the Kentucky Commission. The Kentucky Commission procedurally reopened the rate case for the limited purpose of taking evidence, if any, as to the communication issues. In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky, regarding the scope and timing of document production or other information required or agreed to be produced under the AG's subpoenas and matters were consolidated into the Franklin County court.

   In January 2005, the AG conducted interviews of certain employees of LG&E and KU and submitted its report to the Franklin County, Kentucky Circuit Court in confidence. Concurrently, the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by LG&E and KU in their conduct of activities before the Kentucky Commission or other state governmental entities, and requesting release of the report to such agencies. During February 2005, the court ruled that the report be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case, including ending the current abeyance. To date, LG&E and KU have neither seen nor requested copies of the report or its contents. During Spring 2005, LG&E and KU responded to additional information
   requests from the AG.   LG&E and KU have also responded to
   investigative requests for information from the Kentucky Commission.

   LG&E and KU believe no improprieties have occurred in their communications with the Kentucky Commission and are cooperating with the proceedings before the AG and the Kentucky Commission.

   LG&E and KU are currently unable to determine the ultimate impact of, if any, or any possible future actions of the AG or the Kentucky Commission arising out of the AG's report and investigation, including whether there will be further actions to appeal, review or otherwise challenge the granted increases in base rates.

   VDT

   The current five-year VDT amortization period is scheduled to expire in March 2006. As part of the settlement agreements in the electric and gas rate cases, LG&E and KU are required to file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration.
   The surcredit shall remain in effect following the expiration of the fifth year until the Commission enters an order on the future disposition of VDT-related issues. Prior to September 30, 2005, LG&E and KU will file a plan with the Kentucky Commission in accordance with the requirements of the settlement agreement.

   ECR

   In December 2004, KU and LG&E filed applications with the Kentucky Commission for approval of a CCN to construct new SO2 control technology (FGDs) at KU's Ghent and Brown stations, and to amend LG&E's and KU's compliance plans to allow recovery of new and additional environmental compliance facilities. The estimated capital cost of the additional facilities is $742.7 million ($40.2 million for LG&E and $702.5 million for KU), of which $658.9 million is for the FGDs. Hearings in these cases occurred during May 2005 and final orders were issued in June 2005, granting approval of the CCN and amendments to LG&E's and KU's compliance plans.

   During the second quarter of 2005, LG&E and KU made out-of-period adjustments for estimated over/under collection of ECR revenues to be billed in subsequent periods. The adjustment was immaterial during all reporting periods involved (March 2003 through October 2004 for LG&E and May 2003 through January 2005 for KU). As a result, LG&E revenues were increased $4.8 million and KU revenues were decreased $2.4 million in the current period results of operations. Net income in the current period was increased $2.9 million for LG&E and was reduced $1.5 million for KU.

   IRP

   In April 2005, LG&E and KU filed under Case No. 2005-00162, the 2005 Joint Integrated Resource Plan (IRP) with the Kentucky Commission. The IRP is filed triennially and provides historical and projected demand, resource, and financial data, and other operating performance and system information. Data discovery is expected to continue through September 2005.

   MISO

   The MISO implemented a day-ahead and real-time market (MISO Day 2), including a congestion management system in April 2005. This system is similar to the LMP system currently used by the PJM RTO and contemplated in FERC's SMD NOPR. The MISO filed with FERC a mechanism for recovery of costs for the congestion management system proposing the addition of two new Schedules, 16 and 17. Schedule 16 is the MISO's cost recovery mechanism for the Financial Transmission Rights Administrative Service it provides. Schedule 17 is the MISO's mechanism for recovering costs it incurs for providing Energy Marketing Support Administrative Service. The MISO transmission owners, including LG&E and KU, objected to the allocation of these regional market-related costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

   The Kentucky Commission opened an investigation into LG&E and KU's memberships in the MISO in July 2003. The Kentucky Commission directed LG&E and KU to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership. LG&E and KU engaged an independent third-party to conduct a cost-benefit analysis on this issue. The information was filed with the Kentucky Commission in September 2003. The analysis and testimony supported the Companies' exit from the MISO, under certain conditions. The MISO filed its own testimony and cost benefit analysis in December 2003. The Kentucky Commission requested additional testimony on the MISO's Market Tariff filing. This additional testimony was received and a hearing before the Kentucky Commission was held in July 2005. Additional post-hearing data requests are expected to be submitted in August with an order expected in the fourth quarter 2005.

   Should LG&E and KU be ordered to exit the MISO, the MISO may seek to impose an aggregate exit fee up to $40 million, or seek recovery of other amounts, depending on the timing and circumstances of actual withdrawal. While LG&E and KU believe legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery. In April 2005, the Kentucky Commission issued an order declining an LG&E and KU request for an automatic monthly tracker of certain MISO-related costs and benefits.

   At this time, LG&E and KU cannot predict the outcome or effects of the various Kentucky Commission proceedings described above, including whether such proceedings will have a material impact on the financial condition or results of operations of the Companies. Further, ultimate financial consequences (changes in transmission revenues and costs) associated with the April 2005 implementation of transmission day-ahead and real-time market tariff charges are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.

   FERC SMD NOPR

   In July 2002, the FERC issued a NOPR in Docket No. RM01-12-000 which would substantially alter the regulations governing the nation's wholesale electricity markets by establishing a common set of rules, known as SMD. The SMD NOPR would require each public utility that owns, operates, or controls interstate transmission facilities to become an ITP, belong to an RTO that is an ITP, or contract with an ITP for operation of its transmission assets. It would also establish a standardized congestion management system, real-time and day-ahead energy markets, and a single transmission service for network and point-to-point transmission customers. On July 19, 2005, the FERC issued an order terminating the SMD proceeding. FERC noted that the industry has made significant progress in the voluntary development of the RTO/ITP functions and asserted its intent to consider revisions to the Order
   888 pro-forma Open Access Transmission Tariffs to reflect the current experience with open transmission over the last decade.

   KENTUCKY COMMISSION STRATEGIC BLUEPRINT

   In February 2005, Kentucky's Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to develop a Strategic Blueprint for the continued use and development of electric energy. This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky's low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky's commitment to environmental protection. In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E and KU, pertaining to Kentucky electric generation, transmission and distribution systems. LG&E and KU responded to the Kentucky Commission's first set of data requests at the end of March 2005 and to a second set of data requests in May 2005. The Commission held a Technical Conference on June 14, 2005, in which all parties participated in a panel discussion. A final report is due in August 2005 from the Kentucky Commission to the Governor.

6. Income Taxes

   Kentucky House Bill 272, also known as Kentucky's Tax Modernization Plan, was signed into law on March 18, 2005. This bill contains a number of changes in Kentucky's tax system, including the reduction of the Corporate income tax rate from 8.25% to 7% effective January 1, 2005, and a further reduction to 6% effective January 1, 2007. Because of the tax rate reduction, timing differences included in the reserve for deferred state income taxes at December 31, 2004, will reverse at higher rates than the current statutory rate. Without some form of adjustment, the deferred tax reserve amount will exceed the actual deferred tax liability attributable to existing timing differences. This excess amount is referred to as excess deferred income taxes.
   LG&E and KU filed applications with the Kentucky Commission requesting approval of accounting treatment to establish and amortize a regulatory liability for net excess deferred income tax balances. Both LG&E and KU are amortizing their depreciation-related excess deferred income tax balances under the average rate assumption method. The average rate assumption method matches the amortization of the excess deferred income taxes with the life of the timing differences to which it relates. Excess deferred income tax balances related to non-depreciation timing differences will be expensed in the current year due to their immaterial amount. In June 2005, LG&E and KU each received orders from the Kentucky Commission authorizing its prescribed methods to establish and amortize a regulatory liability for its excess deferred income tax balance.

   Significant judgment is required in determining the provision for income taxes, and there are many transactions for which the ultimate tax outcome is uncertain. To provide for these uncertainties or exposures, LG&E and KU maintain an allowance for tax contingencies, the balance of which management believes is adequate. Tax contingencies are analyzed periodically and adjustments are made when events occur to warrant a change. LG&E and KU are currently in the examination phase of IRS audits for the years 1999 to 2003 and have received the Income Tax Examination Changes for the years 1999 to 2001. As a result, LG&E and KU expect to receive immaterial refunds for these years, subject to review by the Congressional Joint Committee on Taxation.

   LG&E is also under a Kentucky sales and use tax audit for the periods October 1, 1997 through December 31, 2001. An initial assessment of $1.1 million has been received and will be protested as the Company believes it has meritorious defenses for the issues raised during the examination.

   The Company is presently unable to assess the ultimate impact of the results of audit assessments by taxing authorities on quarterly or annual cash flows as well as results of operations over the next three to twelve months as these audits are completed. However, LG&E and KU do not currently believe that any of these matters will have a material adverse effect on financial position or results of operations.

7. New Accounting Pronouncements

   FSP 109-1

   In December 2004, the FASB finalized FSP 109-1, Accounting for Income Taxes, Application of FAS 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with FAS
   109. FSP 109-1 became effective December 21, 2004. For the six months ended June 30, 2005, LG&E and KU recognized $0.8 million and $0.4 million, respectively, in tax benefits related to this deduction.

   FIN 47

   In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally, upon acquisition, construction, or development and through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. LG&E and KU are currently evaluating the impact of this pronouncement.

8.   Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Balance Sheets. The average annualized interest rate for these bonds during the three months ending June 30, 2005 was 2.50% for LG&E and 2.64% for KU.

   During June 2005, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at June 30, 2005. The Company expects to renew these facilities prior to their expiration in June 2006.

   LG&E, KU and LG&E Energy participate in an intercompany money pool agreement. Details of the balances at June 30, 2005, and June 30, 2004, were as follows:

                    Total Money      Amount     Balance     Average
   ($ in millions) Pool Available Outstanding Available Interest Rate June 30, 2005:
   LG&E               $400.0         $20.8      $379.2         3.06%
   KU                 $400.0         $93.1      $306.9         3.06%

   June 30, 2004:
   LG&E               $400.0         $26.0      $374.0         1.04%
   KU                 $400.0         $53.2      $346.8         1.04%

   LG&E Energy maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at June 30, 2005 was $159.7 million.

   Redemptions and maturities of long-term debt year-to-date through June 30, 2005, are summarized below:

   ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured Maturity

   2005 LG&E   Pollution control bonds $40.0  5.90%  Secured Apr 2023
   2005 LG&E   Due to Fidelia          $50.0  1.53%  Secured Jan 2005
   2005 KU     First mortgage bonds    $50.0  7.55%  Secured Jun 2025

   Issuances of long-term debt year-to-date through June 30, 2005, are summarized below:

   ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured Maturity

   2005 LG&E   Pollution control bonds $40.0  Variable  Secured Feb 2035

   The proceeds of the 2005 loan at LG&E were used to refinance existing pollution control bonds.

   In May 2005, KU repaid a $26.7 million loan against the cash surrender value of life insurance policies.

9. Related-Party Transactions

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

    Electric Purchases

    LG&E and KU intercompany electric revenues and purchased power expense from affiliated companies for the three months and six months ended June 30, 2005 and 2004, were as follows:

                                          Three             Six
                                       months ended     months ended
                                         June 30,         June 30,
     (in millions)                     2005     2004    2005     2004
     LG&E
     Electric operating revenues
      from KU                         $21.0    $ 8.4    $46.8    $30.5
     Purchased power from KU           18.6      9.1     48.7     30.7

     KU
     Electric operating revenues
      from LG&E                       $18.6    $ 9.1    $48.7    $30.7
     Purchased power from LG&E         21.0      8.4     46.8     30.5

    Interest Charges

    LG&E and KU intercompany interest expense for the three months and six months ended June 30, 2005 and 2004, were as follows:

                                          Three             Six
                                       months ended     months ended
                                         June 30,         June 30,
     (in millions)                     2005     2004    2005     2004

     LG&E intercompany interest expense $2.8     $3.0    $5.9    $6.1
     KU intercompany interest expense   $3.7     $3.5    $7.2    $7.1

    Other Intercompany Billings

    Other intercompany billings related to LG&E and KU for the three months and six months ended June 30, 2005 and 2004, were as follows:

                                          Three             Six
                                       months ended     months ended
                                         June 30,         June 30,
     (in millions)                     2005     2004    2005     2004

     LG&E Services billings to LG&E   $75.8    $60.4   $108.5    $98.6
     LG&E Services billings to KU      75.6     44.7    101.5     75.4
     LG&E billings to LG&E Services     0.6      1.5      5.3      4.5
     KU billings to LG&E Services       0.3      1.1      3.6      3.9
     LG&E billings to KU               14.4     16.9     28.5     33.5
     KU billings to LG&E                9.0      1.9     13.0      3.4

10.Commitments and Contingencies

   Except as may be discussed in this Quarterly Report on Form 10-Q (including Note 5), material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the three months ended March 31, 2005. See Notes 3 and 11 to the Companies' Annual Report on Form 10-K and Note 10 to the Companies' Quarterly Report on Form 10-Q for the three months ended March 31, 2005 for information regarding such commitments or contingencies.

   LITIGATION

   In May 2004, OMU commenced litigation against KU concerning a long-term power supply contract. To date, OMU has claimed approximately $6 million in damages for periods through early 2004, and may claim further amounts for later-occurring periods. OMU has additionally requested injunctive and other relief, including a declaration that KU is in material breach of the contract. In March 2005, the FERC denied a rehearing request by KU regarding the FERC's December 2004 decision to decline to exercise exclusive jurisdiction regarding certain issues in dispute. In July 2005, the district court resolved a summary judgment motion of KU in OMU's favor, ruling that a contractual provision grants OMU the ability to terminate the contract without cause upon sufficient prior notice. This case is currently in the discovery stage and a trial schedule has not yet been established.

   ENVIRONMENTAL MATTERS

   LG&E and KU are subject to SO2 and NOX emission limits on their electric generating units pursuant to the Clean Air Act. LG&E and KU placed into operation significant NOX controls for their generating units prior to the 2004 Summer Ozone Season. As of December 31, 2004, LG&E and KU incurred total capital costs of approximately $186 million and $219 million, respectively, to reduce their NOX emissions below required levels. In addition, LG&E and KU incur additional operating and maintenance costs in operating the new NOX controls.

   On March 10, 2005, EPA issued the final Clean Air Interstate Rule
   (CAIR) which requires substantial additional reductions in SO2 and NOX emissions from electric generating units. The CAIR rule provides for a two-phased reduction program with Phase I reductions in NOX and SO2 emissions in 2009 and 2010, respectively, and Phase II reductions in 2015. On March 15, 2005, EPA issued a related regulation, the final Clean Air Mercury Rule (CAMR), which requires substantial mercury reductions from electric generating units. CAMR also provides for a two-phased reduction, with the Phase I target in 2010 achieved as a "co-benefit" of the controls installed to meet CAIR. Additional control measures will be required to meet the Phase II target in 2018. Both CAIR and CAMR establish a cap and trade framework that can be used for compliance unless the state chooses another approach.

   In order to meet these new regulatory requirements, KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e. FGDs) commencing in September 2005 and continuing through the final installation and operation in 2009. KU estimates that it will incur $658.9 million in capital costs related to the construction of the FGDs to achieve compliance with current emission limits on a company-wide basis. In addition, KU will incur additional operating and maintenance costs in operating the new SO2 controls.

   LG&E and KU are also monitoring several other air quality matters which may potentially impact coal-fired power plants, including EPA's revised air quality standards for ozone and particulate matter, and measures to implement EPA's regional haze rule.

   From time to time, LG&E and KU have conducted negotiations with the relevant regulatory authorities to address various environmental-related matters, including: remedial measures aimed at controlling particulate matter emissions from LG&E's Mill Creek plant; settlement of claims relating to a fuel oil spill at KU's E.W. Brown plant; liability for cleanup of off-site facilities that allegedly handled materials associated with company operations; and investigation and cleanup of company properties including former LG&E and KU MGP sites. Based on negotiations to date, management does not anticipate that any of the liabilities arising out of any of these matters will have a material adverse affect on LG&E's or KU's financial position or results of operations.

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

   EEI CONTRACT

   KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois. KU is presently entitled to take 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power generated by KU. This contract governing the purchases from EEI will terminate on December 31, 2005. Such power equated to approximately
   10% of KU's net generation system output in 2004 and for the six months of 2005. Discussions are on-going related to the extension or replacement of the contract, including whether any such future contract will be at cost or market-based rates, and whether the purchasing party will continue to be the shareholding utility, such as KU. The outcome of such discussions cannot be predicted at this time.

11. Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three months and six months ended June 30, 2005 and 2004:

   LG&E
                                          Three             Six
                                       months ended     months ended
                                         June 30,         June 30,
   (in millions)                      2005     2004    2005     2004

   Pension and Other Benefit Plans:
   Components of net period benefit cost
     Service cost                    $ 1.4    $ 0.9   $ 3.1    $ 3.0
     Interest cost                     5.6      4.7    12.1     15.3
     Expected return on plan assets   (5.2)    (4.3)  (11.2)   (13.9)
     Amortization of prior service
        cost                           1.2        -     2.5        -
     Amortization of transition
        obligation                       -       0.9      -      2.9
     Recognized actuarial loss         0.6       0.5    1.4      1.6
                                     $ 3.6     $ 2.7  $ 7.9    $ 8.9

   KU
                                          Three             Six
                                       months ended     months ended
                                         June 30,         June 30,
   (in millions)                      2005     2004    2005     2004

   Pension and Other Benefit Plans:
   Components of net period benefit cost
     Service cost                    $ 1.7    $ 1.1   $ 3.4    $ 3.5
     Interest cost                     4.1      3.5     8.5     11.2
     Expected return on plan assets   (3.8)    (3.2)   (7.8)   (10.1)
     Amortization of prior service
        cost                           0.3      0.2     0.7      0.5
     Amortization of transition
        obligation                     0.2      0.3     0.3      0.8
     Recognized actuarial loss         0.6      0.4     1.2      1.2
                                     $ 3.1    $ 2.3   $ 6.3    $ 7.1

   In January 2004, LG&E and KU made discretionary contributions to the pension plans of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are currently anticipated for either LG&E or KU for 2005. LG&E and KU contributed $0.7 million and $3.0 million, respectively, to their other post-retirement benefit plans during the second quarter of 2005.

12. Subsequent Events

   On July 7, 2005, KU completed a new tax-exempt financing totaling $13.3 million. The new bonds, due June 1, 2035, carry a variable, auction rate of interest. The proceeds will be used to finance a portion of the costs of new pollution control equipment at KU's Ghent Station.

   On July 8, 2005, KU entered into a $50 million long-term unsecured loan from Fidelia. The new loan matures in July 2015 and has an interest rate of 4.735%. This loan replaces the $50 million, 7.55% First Mortgage Bonds, Series R that were called in June 2005.

   On July, 15, 2005, LG&E redeemed 12,500 shares of its 5.875% mandatorily redeemable preferred stock pursuant to sinking fund requirements at $100 per share.

   The Energy Policy Act of 2005 was enacted on August 8, 2005. Among other matters, this comprehensive legislation contains provisions mandating improved electric reliability standards and performance; providing economic and other incentives relating to transmission, pollution control and renewable generation assets; increasing funding for clean coal generation incentives; and repealing the Public Utility Holding Company Act of 1935. The Companies are currently examining the potential impacts of the Energy Policy Act of 2005.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the six month period ended June 30, 2005, and should be read in connection with the financial statements and notes thereto.

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

                             Executive Summary

LG&E and KU, subsidiaries of LG&E Energy LLC (an indirect subsidiary of E.ON), are regulated public utilities. LG&E supplies electricity to approximately 394,000 customers and natural gas to approximately 321,000 customers in Louisville and adjacent areas in Kentucky. KU provides electric service to approximately 490,000 customers in over 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in southwestern Virginia and to less than 10 customers in Tennessee. KU also sells wholesale electric energy to 12 municipalities.

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

With the installation of four combustion turbines at Trimble County in 2004, near-term regulated load growth in Kentucky is expected to be satisfied. However, the Integrated Resource Plan submitted by LG&E and KU to the Kentucky Commission in April 2005 indicated the requirement for additional base-load capacity in the longer-term. Consequently, LG&E and KU have begun development efforts for a new base-load coal-fired unit. Trimble County Unit 2, with a 732 Mw capacity rating, is expected to be jointly owned by LG&E and KU (75% aggregate ownership) and IMEA and IMPA (25% aggregate ownership). Of their 75% (549 Mw) ownership, LG&E will own 19% (104 Mw) and KU will own 81% (445 Mw). An application for a construction CCN was filed with the Kentucky Commission and an air permit application was filed with the Kentucky Department of Air Quality in December 2004. LG&E's and KU's share of the total capital cost of $885 million for Trimble County Unit 2 is estimated to be $168 million and $717 million, respectively, through 2010. Three applications for transmission CCN's were filed with the Kentucky Commission in May 2005 for the construction of three transmission facilities to support Trimble County Unit 2. Hearings on the air permit application are scheduled to commence in August 2005.

In addition to the Trimble County Unit 2 project, another focus of major utility investment is environmental expenditures. In order to mitigate the declining SO2 allowance bank at KU over the next several years, KU filed with the Kentucky Commission in December 2004 an application for a CCN to construct four FGDs at an estimated cost of $658.9 million, which was approved in June 2005.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

               Three Months Ended June 30, 2005, Compared to
                     Three Months Ended June 30, 2004

LG&E Results:

LG&E's net income increased $10.9 million (64%) for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, primarily due to the increase in electric and gas base rates effective July 1, 2004, higher electric wholesale revenues, and lower operation expenses.

A comparison of LG&E's revenues for the three months ended June 30, 2005, with the three months ended June 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in millions)                                       Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                     $ 5.7      $ 3.5
 Environmental cost recovery surcharge                 4.4         -
 Earnings sharing mechanism                           (3.5)        -
 Weather normalization                                  -         0.7
 Rates and rate structure                             10.0        2.1
 Variation in sales volume and other                  (2.1)      (0.8)
  Total retail sales                                  14.5        5.5

Wholesale sales                                       22.0        3.3
Other                                                 (0.8)        -

 Total                                               $35.7      $ 8.8

Electric revenues increased $35.7 million (19%) in 2005 primarily due to:
 - Higher wholesale revenues ($22.0 million), primarily due to 6% higher prices and 67% higher sales volume.
 - An increase in rates and a change in rate structure ($10.0 million), related to the rate case order which took effect on July 1, 2004.
 - Higher fuel supply adjustments ($5.7 million) due to significantly higher fuel costs.
 -  Higher environmental cost recovery surcharge ($4.4 million).
 - Lower earnings sharing mechanism, resulting from termination of the mechanism in March 2005 ($3.5 million).

During the second quarter of 2005, LG&E made out-of-period adjustments for estimated under collection of ECR revenues to be billed in subsequent periods. The adjustment was immaterial during all reporting periods involved (March 2003 through October 2004). As a result, LG&E revenues were increased $4.8 million in the current period results of operations. Net income in the current period was increased $2.9 million for LG&E.

Gas revenues increased $8.8 million (20%) in 2005 primarily due to:
-   Higher gas supply adjustment ($3.5 million) due to higher gas costs.
- Higher wholesale revenues ($3.3 million) due to higher sales volumes (476,000 MCF in 2005 versus 49,000 MCF in 2004) and 32% higher prices.
- An increase in rates and a change in rate structure ($2.1 million), related to the rate case order which took effect on July 1, 2004.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $20.4 million (43%) in 2005 primarily due to:
  - Increased cost per Btu (24% higher), resulting in $13.3 million higher fuel costs.
  - Increased generation (15% higher), resulting in $7.1 million higher fuel costs.

  Power purchased increased $10.9 million (63%) in 2005 primarily due to:
  - Increased cost per Mwh (38% higher), resulting in $7.8 million higher costs.
  - Increased Mwh purchases (18% higher), resulting in $3.1 million higher costs.

 Gas supply expenses increased $4.6 million (15%) in 2005 primarily due to:
  -   Increased cost of purchases for wholesale sales ($2.7 million).
  - Increased volume of gas delivered to the distribution system ($2.5 million).
  -   Decreased recovery of performance-based rates ($0.3 million).
  - Decreased gas price (net of gas supply clause adjustments)($0.3 million).

Other operations and maintenance expenses decreased $12.3 million (16%) in 2005.

  Other operation expenses decreased $15.7 million (28%) in 2005 primarily due to:
  - Decreased other power supply expense ($7.6 million). This is primarily related to credits received from MISO for Day 2 revenue sufficiency guarantee payments (RSGs) totaling $12.6 million (received by LG&E when units are required to run at a higher generating cost than the market will pay). Excluding the RSGs, other power supply expense increased $5.0 million due to MISO Day 2 costs related to meeting native load requirements.
  - Decreased distribution operations expense ($6.9 million); storm expense of approximately $7.4 million was recorded in the second quarter of 2004.
  -   Decreased transmission expense, primarily MISO-related ($2.5 million).
  - Decreased information technology systems operations expense ($1.3 million) (charged to maintenance expenses in 2005).
  - Increased steam generation operations expense ($1.9 million), primarily related to scrubber reactant expense.
  -   Increased customer records and collections expense ($0.6 million).

  Maintenance expenses increased $3.2 million (21%) in 2005 primarily due to:
  - Increased information technology systems maintenance ($1.3 million) (charged to operation expenses in 2004).
  - Increased steam generation maintenance, primarily due to outage repairs at Cane Run ($1.1 million).
  - Increased gas distribution system maintenance ($0.3 million) and underground storage maintenance ($0.1 million).
  -   Increased combustion turbine maintenance ($0.2 million).

  Property and other taxes increased $0.2 million (5%) in 2005.

Depreciation and amortization expense increased $3.0 million (11%) in 2005 primarily due to additional plant in service.

In total, interest expense increased $0.5 million (6%) in 2005 primarily due to:
-   Increased interest on variable-rate debt ($2.0 million).
-   Decreased interest costs on interest rate swaps ($0.9 million).
- Decreased interest due to interest paid on tax payments in April 2004 ($0.3 million).
-   Decreased interest on Fidelia debt ($0.3 million).

The weighted average interest rate on variable-rate bonds for the three months ended June 30, 2005, was 2.61%, compared to 1.08% for the comparable period in 2004.

Variances in income tax expense are largely attributable to changes in pre-tax income and a reduction in the statutory Kentucky rate.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             June 30, 2005  June 30, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         5.3           5.8
 Amortization of investment and other tax credits (2.3)         (6.6)
 Other differences                                (2.0)          0.6
 Effective income tax rate                        36.0%         34.8%

The increased tax benefit in other differences is largely attributable to the new Internal Revenue Code Section 199 Qualified Production Activities deduction and the amortization of excess deferred income taxes, which reflect the benefits of deferred tax reversing at higher tax rates than the current statutory rate.

See Part 1 - Item 1, Notes to Financial Statements, Note 6 for additional discussion of income taxes.

KU Results:

KU's net income decreased $9.9 million (36%) for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The decrease was primarily due to increased operation and maintenance expenses and higher depreciation expenses.

A comparison of KU's revenues for the three months ended June 30, 2005, with the three months ended June 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                   Electric
(in millions)                                           Revenues

Retail sales:
 Fuel supply adjustments                                 $22.6
 Environmental cost recovery surcharge                     2.1
 Earnings sharing mechanism                               (3.9)
 Rates and rate structure                                 14.6
 Variation in sales volume and other                      (0.1)
 Total retail sales                                       35.3

Wholesale sales                                            5.2
Provision for rate collections                            (5.4)
Other                                                     (2.3)
Total                                                    $32.8

Electric revenues increased $32.8 million (14%) in 2005 primarily due to:
- Higher fuel supply adjustments ($22.6 million) due to higher cost of fuel used for generation and purchased power.
- An increase in rates and a change in rate structure ($14.6 million), related to the rate case order which took effect on July 1, 2004.
- Higher wholesale revenues ($5.2 million), primarily due to 19% higher prices.
-   Higher environmental cost recovery surcharge ($2.1 million).
-   Lower provision for rate collections ($5.4 million).
- Lower earnings sharing mechanism revenues, resulting from termination of the mechanism in March 2005 ($3.9 million).

During the second quarter of 2005, KU made out-of-period adjustments for estimated over collection of ECR revenues to be billed in subsequent periods. The adjustment was immaterial during all reporting periods involved (May 2003 through January 2005). As a result, KU revenues were decreased $2.4 million in the current period results of operations. Net income in the current period was reduced $1.5 million for KU.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the FERC.

Fuel for electric generation increased $16.3 million (24%) in 2005 primarily due to:
  - Increased cost per Btu (37% higher), resulting in $22.5 million higher fuel costs.
  - Decreased generation (9% lower), resulting in $6.2 million lower fuel costs, primarily due to a major turbine overhaul at E.W. Brown Unit 3 and outage at Green River Unit 4.

Power purchased increased $19.3 million (63%) in 2005 primarily due to:
  - Increased cost per Mwh (30% higher), resulting in $11.4 million higher costs.
  - Increased volumes of Mwh purchased (26% higher), resulting in $7.9 million higher costs.

Other operations and maintenance expenses increased $10.0 million (17%) in 2005.

  Other operation expenses increased $3.8 million (11%) in 2005 primarily due to:
  - Increased other power supply expense ($3.5 million). KU received from MISO RSGs totaling $3.1 million (received when KU units are required to run at a higher generating cost than the market will pay). Excluding the RSGs, other power supply expense increased $6.6 million due to MISO Day 2 costs related to meeting native load requirements.
  -   Increased pension expense ($1.2 million).
  -   Increased customer accounts and collection expense ($1.0 million).
  -   Decreased transmission expense, primarily MISO-related ($1.1 million).
  - Decreased information technology systems operation expenses ($1.1 million) (charged to maintenance expenses in 2005).

  Maintenance expenses increased $6.0 million (35%) in 2005 primarily due to:
  - Increased steam generation maintenance expense ($4.6 million), primarily due to major turbine overhauls at E.W. Brown and Ghent.
  - Increased information technology systems maintenance ($1.1 million) (charged to operation expenses in 2004).
  -   Increased transmission system maintenance ($0.3 million).

  Property and other taxes increased $0.2 million (4%).

Depreciation and amortization increased $3.3 million (13%) primarily due to additional plant in service.

In total, interest expense increased $0.7 million (10%) in 2005 primarily due to:
- Increased interest costs associated with variable rate debt ($0.8 million).
- Increased interest costs associated with the interest rate swaps ($0.7 million).
- Decreased interest costs due to refinancing fixed rate debt with variable rate debt ($0.4 million).
- Decreased interest costs for mark-to-market of the interest rate swaps ($0.3 million).

The weighted average interest rate on variable-rate bonds for the three months ended June 30, 2005, was 2.72%, compared to 1.11% for the comparable period in 2004.

Variations in income tax expense are largely attributable to changes in pretax income.

                                            Three Months     Three Months
                                               Ended            Ended
                                           June 30, 2005    June 30, 2004
 Effective Rate
 Statutory federal income tax rate              35.0%           35.0%
 State income taxes net of federal benefit       5.2             6.0
 Amortization of investment and other tax
    credits                                     (1.5)           (1.2)
 Other differences                              (2.7)           (1.8)
 Effective income tax rate                      36.0%           38.0%

The increased tax benefit in other differences for 2005 is largely attributable to excess deferred income taxes (1.9%), which reflect the benefits of deferred tax reversing at higher tax rates than the current statutory rate.

See Part 1 - Item 1, Notes to Financial Statements, Note 6 for additional discussion of income taxes.

                Six Months Ended June 30, 2005, Compared to
                      Six Months Ended June 30, 2004

LG&E Results:

LG&E's net income increased $20.5 million (50%) for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily due to the increase in electric and gas base rates effective July 1, 2004 and higher electric and gas wholesale sales.

A comparison of LG&E's revenues for the six months ended June 30, 2005, with the six months ended June 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in millions)                                       Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                     $ 9.3      $ 4.8
 Environmental cost recovery surcharge                 3.6         -
 Earnings sharing mechanism                           (7.1)        -
 LG&E/KU merger surcredit                             (1.7)        -
 Value delivery surcredit                             (0.5)      (0.3)
 Rates and rate structure                             25.3       12.4
 Variation in sales volume and other                   0.7       (8.6)
  Total retail sales                                  29.6        8.3

Wholesale sales                                       36.3        9.2
Provision for rate collections                         2.3         -
Other                                                 (1.8)       0.2
 Total                                               $66.4      $17.7

Electric revenues increased $66.4 million (17%) in 2005 primarily due to:
- Higher wholesale revenues ($36.3 million), primarily due to 16% higher prices and 20% higher sales volumes.
- An increase in rates and a change in rate structure ($25.3 million), related to the rate case order which took effect on July 1, 2004.
- Higher fuel supply adjustments ($9.3 million) due to higher cost of fuel used for generation and purchased power.
-   Higher environmental cost recovery surcharge ($3.6 million).
- Lower earnings sharing mechanism revenues, resulting from termination of the mechanism in March 2005 ($7.1 million).

During the second quarter of 2005, LG&E made out-of-period adjustments for estimated under collection of ECR revenues to be billed in subsequent periods. The adjustment was immaterial during all reporting periods involved (March 2003 through October 2004). As a result, LG&E revenues were increased $4.8 million in the current period results of operations. Net income in the current period was increased $2.9 million for LG&E.

Gas revenues increased $17.7 million (9%) in 2005 primarily due to:
- An increase in rates and a change in rate structure ($12.4 million), related to the rate case order which took effect on July 1, 2004.
- Higher wholesale revenues ($9.2 million) due to 106% higher sales volumes and 15% higher prices.

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $27.9 million (28%) in 2005 primarily due to:
  - Increased cost per Btu (20% higher), resulting in $21.5 million higher fuel costs.
  - Increased generation (6% higher), resulting in $6.4 million higher fuel costs.

  Power purchased increased $21.0 million (45%) in 2005 primarily due to:
  -   Increased cost per Mwh (37%), resulting in $18.2 million higher costs.
  - Increased volume of power purchased (6%), resulting in $2.8 million higher costs.

 Gas supply expenses increased $9.4 million (6%) in 2005 primarily due to:
  -   Increased cost of purchases for wholesale sales ($8.3 million).
  - Increased volume of gas delivered to the distribution system ($1.1 million).

Other operations and maintenance expenses decreased $12.4 million (8%) in 2005.

  Other operation expenses decreased $19.8 million (17%) in 2005 primarily due to:
  - Decreased distribution operations expense ($7.5 million); storm expense of approximately $7.4 million was recorded in the second quarter of 2004.
  - Decreased other power supply expense ($7.4 million). This is primarily related to credits received from RSGs totaling $12.6 million. Excluding the RSGs, other power supply expense increased $5.2 million due to MISO Day 2 costs related to meeting native load requirements.
  -   Decreased transmission expense, primarily MISO-related ($5.6 million).
  - Decreased information technology systems operations expense ($2.6 million) (charged to maintenance expenses in 2005).
  -   Decreased property insurance expense ($0.4 million).
  -   Increased steam generation operations expense ($2.4 million).
  -   Increased customer records and collection expenses ($1.0 million).

  Maintenance expenses increased $6.7 million (25%) in 2005 primarily due to:
  - Increased information technology systems maintenance ($2.6 million) (charged to operation expenses in 2004).
  - Increased steam generation maintenance, primarily due to outage repairs at Cane Run ($2.2 million).
  - Increased distribution system maintenance (including tree trimming and underground conductor repairs) ($0.7 million).
  -   Increased gas distribution system expense ($0.8 million).
  -   Increased electric transmission system maintenance ($0.4 million).

  Property and other taxes increased $0.7 million (8%) in 2005.

Depreciation and amortization increased $6.3 million (11%) primarily due to additional plant in service.

Other income - net increased $0.9 million in 2005 primarily due to:
- Increased mark-to-market income (net) ($0.3 million) related to energy trading contracts.
-   Decreased miscellaneous deductions ($0.7 million).

In total, interest expense increased $1.5 million (9%) in 2005 primarily due to:
-   Increased interest on variable-rate debt ($3.1 million).
-   Increased interest on customer deposits ($0.6 million).
-   Increased interest on money pool borrowings ($0.4 million).
-   Decreased interest costs on interest rate swaps ($1.5 million).
-   Decreased interest on affiliated loans with Fidelia ($0.6 million).
- Decreased interest due to interest paid on tax payments in April 2004 ($0.3 million).

The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2005, was 2.27%, compared to 1.06% for the comparable period in 2004.

Variances in income tax expense are largely attributable to changes in pre-tax income and a reduction in the statutory Kentucky rate.

                                               Six Months     Six Months
                                                 Ended          Ended
                                             June 30, 2005  June 30, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.7           5.7
 Amortization of investment and other tax credits (2.1)         (4.3)
 Other differences                                (1.7)          0.2
 Effective income tax rate                        35.9%         36.6%

The increased tax benefit in other differences is largely attributable to the new Internal Revenue Code Section 199 Qualified Production Activities deduction and the amortization of excess deferred income taxes, which reflect the benefits of deferred tax reversing at higher tax rates than the current statutory rate.

Kentucky House Bill 272, also known as Kentucky's Tax Modernization Plan, was signed into law on March 18, 2005. See Note 6 for additional discussion of income taxes.

KU Results:

KU's net income decreased $4.7 million (8%) for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The decrease was primarily due to higher operations and maintenance expenses and higher depreciation expense, partially offset by the increase in base rates effective July 1, 2004 and higher wholesale sales.

A comparison of KU's revenues for the six months ended June 30, 2005, with the six months ended June 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                   Electric
(in millions)                                           Revenues

Retail sales:
 Fuel supply adjustments                                 $35.7
 Environmental cost recovery surcharge                     6.8
 Earnings sharing mechanism                               (8.3)
 LG&E/KU merger surcredit                                 (1.6)
 Rates and rate structure                                 26.9
 Variation in sales volume and other                       0.4
 Total retail sales                                       59.9

Wholesale sales                                           20.8
Provision for rate collections                            (4.6)
Other                                                     (4.3)
Total                                                    $71.8

Electric revenues increased $71.8 million (15%) in 2005 primarily due to:
- Higher fuel supply adjustments ($35.7 million) due to higher cost of fuel used for generation and purchased power.
- An increase in rates and a change in rate structure ($26.9 million), related to the rate case order which took effect on July 1, 2004.
- Higher wholesale revenues ($20.8 million), primarily due to 25% higher prices.
-   Higher environmental cost recovery surcharge ($6.8 million).
- Lower earnings sharing mechanism, resulting from termination of the mechanism in March 2005($8.3 million).
-   Lower provision for rate collections ($4.6 million).

During the second quarter of 2005, KU made out-of-period adjustments for estimated over collection of ECR revenues to be billed in subsequent periods. The adjustment was immaterial during all reporting periods involved (May 2003 through January 2005). As a result, KU revenues were decreased $2.4 million in the current period results of operations. Net income in the current period was reduced $1.5 million for KU.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the FERC.

  Fuel for electric generation increased $33.8 million (25%) in 2005 primarily due to:
  - Increased cost per Btu (10% higher), resulting in $38.9 million higher fuel costs.
  - Decreased generation (4% lower), resulting in $5.1 million lower fuel costs.

  Power purchased increased $24.3 million (34%) in 2005 primarily due to:
  - Increased cost per Mwh (20% higher), resulting in $16.2 million higher costs.
  - Increased volumes of Mwh purchased (11% higher), resulting in $8.1 million higher costs.

Other operations and maintenance expenses increased $14.0 million (12%) in 2005.

  Other operation expenses increased $2.4 million (3%) in 2005 primarily due to:
  - Increased other power supply expenses ($3.6 million). KU received from MISO RSGs totaling $3.1 million. Excluding the RSGs, other supply expense increased $6.7 million due to MISO Day 2 costs related to meeting native load requirements.
  -   Increased customer records and collections expenses ($1.6 million).
  - Decreased information technology systems operation expenses ($2.2 million) (charged to maintenance expenses in 2005).

  Maintenance expenses increased $11.2 million (39%) in 2005 primarily due to:
  - Increased steam generation maintenance ($7.0 million) due to outages at Ghent, E.W. Brown, and Green River plants.
  - Increased distribution system maintenance ($1.6 million) due to storm restoration expenses.
  - Increased information technology systems maintenance ($2.2 million) (charged to operation expenses in 2004).
  -   Increased transmission system maintenance ($0.4 million).

  Property and other taxes increased $0.4 million.

Depreciation and amortization increased $6.5 million (13%) primarily due to additional plant in service.

In total, interest expense increased $2.7 million (23%) in 2005 primarily due to:
  - Increased interest costs associated with the mark-to-market of the interest rate swaps ($1.6 million).
  -   Increased interest on variable rate debt ($1.2 million).
  -   Increased interest costs on interest rate swaps ($0.8 million).
  - Decreased interest costs due to refinancing fixed rate debt with variable rate debt ($0.9 million).

The weighted average interest rate on variable-rate bonds for the six months ended June 30, 2005, was 2.31%, compared to 1.08% for the comparable period in 2004.

Variations in income tax expense are largely attributable to changes in pretax income.

                                             Six Months       Six Months
                                               Ended            Ended
                                           June 30, 2005    June 30, 2004
 Effective Rate
 Statutory federal income tax rate              35.0%           35.0%
 State income taxes net of federal benefit       4.8             5.9
 Amortization of investment and other tax
   credits                                      (1.0)           (1.1)
 Other differences                              (1.8)           (1.7)
 Effective income tax rate                      37.0%           38.1%

Kentucky House Bill 272, also known as Kentucky's Tax Modernization Plan, was signed into law on March 18, 2005. See Note 6 for additional discussion of income taxes.

Liquidity and Capital Resources

LG&E and KU's needs for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers in addition to debt service requirements and dividend payments. Internal and external lines of credit are maintained to fund short-term capital requirements. LG&E and KU believe that such sources of funds will be sufficient to meet the needs of the business in the foreseeable future.

At June 30, 2005, LG&E and KU were in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. LG&E and KU expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings and borrowings from Fidelia.

Construction expenditures for the six months ended June 30, 2005 amounted to $51.0 million for LG&E and $44.0 million for KU. At LG&E, expenditures include connection of new customers ($14.3 million), gas main replacements ($5.9 million), enhancements to distribution system to meet demand ($3.0 million), replacement of defective distribution equipment ($3.1 million), and a new transmission line ($1.7 million). At KU, expenditures included connection of new customers ($18.0 million), expenditures to improve boiler and other generation equipment reliability ($5.9 million), and replacement of defective distribution equipment ($2.3 million). The expenditures were financed with internally generated funds.

LG&E's and KU's cash balances decreased $2.0 million and $0.6 million, respectively, during the six months ended June 30, 2005, primarily due to the payment of dividends and repayments of debt and construction expenditures, partially offset by higher cash provided by operating activities.

Variations in accounts receivable, accounts payable and inventories are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable at LG&E was primarily due to the seasonal impact of decreased gas sales. The decrease in LG&E's gas stored underground relates to seasonal uses of gas.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of June 30, 2005, LG&E had swaps with a combined notional value of $211.3 million and KU had one swap with a notional value of $53.0 million. LG&E's swaps exchange floating-rate interest payments for fixed-rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swap effectively converts fixed-rate obligations on KU's first mortgage bonds Series P to variable-rate obligations.

In June 2005, an interest rate swap with a notional amount of $50 million was terminated by the counterparty pursuant to the terms of the swap agreement. KU received a payment of $1.9 million in consideration for the termination of the agreement. KU also called the underlying debt (First Mortgage Bond Series R) and paid a call premium of $1.9 million.
The swap was fully effective upon termination, therefore, no impact on earnings occurred as a result of the bond call and related swap termination.

In February 2005, an LG&E interest rate swap with a notional amount of $17 million matured. The swap was fully effective upon expiration, therefore, the impact on earnings and other comprehensive income from the swap maturity was less than $0.1 million.

At June 30, 2005, LG&E's and KU's percentage of debt having a variable rate, including the impact of interest rate swaps, was 45.5% ($383.7 million) and 51.5% ($392.2 million), respectively.

Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Balance Sheets. The average annualized interest rate for these bonds during the six months ending June 30, 2005 was 2.23% for the LG&E bonds and 2.30% for the KU bonds.

During June 2005, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at June 30, 2005. The Company expects to renew these facilities prior to their expiration in June 2006.

LG&E, KU and LG&E Energy participate in an intercompany money pool agreement. Details of the balances at June 30, 2005 and June 30, 2004 were as follows:

                    Total Money      Amount     Balance     Average
   ($ in millions) Pool Available Outstanding Available Interest Rate June 30, 2005:
   LG&E               $400.0         $20.8      $379.2         3.06%
   KU                 $400.0         $93.1      $306.9         3.06%

   June 30, 2004:
   LG&E               $400.0         $26.0      $374.0         1.04%
   KU                 $400.0         $53.2      $346.8         1.04%

LG&E Energy maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at June 30, 2005 was $159.7 million.

Redemptions and maturities of long-term debt year-to-date through June 30, 2005, are summarized below:

    ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured Maturity

   2005 LG&E   Pollution control bonds $40.0  5.90%   Secured Apr 2023
   2005 LG&E   Due to Fidelia          $50.0  1.53%   Secured Jan 2005
   2005 KU     First mortgage bonds    $50.0  7.55%   Secured Jun 2025

Issuances of long-term debt year-to-date through June 30, 2005, are summarized below:

   ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured Maturity

   2005 LG&E   Pollution control bonds $40.0  Variable  Secured Feb 2035

The proceeds of the 2005 loan at LG&E were used to refinance existing pollution control bonds.

In May 2005, KU repaid a $26.7 million loan against the cash surrender value of life insurance policies.

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are currently anticipated for either LG&E or KU for 2005. LG&E and KU contributed $0.7 million and $3.0 million, respectively, to their other post-retirement benefit plans during the second quarter of 2005.

Security ratings as of June 30, 2005, were:

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

Capitalization ratios at June 30, 2005, and December 31, 2004, follow:

                                   LG&E                     KU
                            June 30, December 31,  June 30, December 31,
                               2005      2004        2005      2004

Long-term debt
  (including current portion)  31.7%     30.5%       19.0%     22.2%
Long-term debt to affiliated
 company(including current
 portion)                      12.0      14.1        18.6      18.8
Notes payable to affiliated
 companies                      1.1       3.0         5.2       2.0
Preferred stock                 3.7       3.6         2.2       2.2
Common equity                  51.5      48.8        55.0      54.8
Total                         100.0%    100.0%      100.0%    100.0%

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impacts on LG&E and KU, see Part I - Item 1, Notes to Financial Statements, Note 7.

Contingencies

For a description of significant contingencies that may affect LG&E and KU, reference is made to Part I, Item 3, Legal Proceedings in LG&E's and KU's Annual Reports on Form 10-K for the year ended December 31, 2004; and to
Part I - Item 1, Notes to Financial Statements, Notes 5 and 10, and Part II
- Item 1, Legal Proceedings herein.

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

Interest Rate Risk

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped variable debt is estimated at $3.8 million and $3.9 million, respectively, at June 30, 2005. LG&E's and KU's exposure to floating interest rates did not materially change during the first six months of 2005.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $20.5 million as of June 30, 2005. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $0.8 million as of June 30, 2005. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

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

In January 2004, LG&E and KU made discretionary contributions to their pension plans of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are currently anticipated for either LG&E or KU for 2005. LG&E and KU contributed $0.7 million and $3.0 million, respectively, to their other post-retirement benefit plans during the second quarter of 2005.

Energy Risk Management Activities

The table below summarizes LG&E's and KU's energy risk management activities for the three months and six months ended June 30, 2005, and 2004. Volumes are allocated evenly between LG&E and KU.


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       2005     2004       2005     2004

(in millions)
Fair value of contracts at beginning of
 period, net asset/(liability)        $ -      $ 0.6      $(0.2)   $ 0.6
 Fair value of contracts when entered
   into during the period               -         -          -        -
 Contracts realized or otherwise
   settled during the period            -       (0.1)       0.2     (0.3)
 Changes in fair value due to
   changes in assumptions               -         -          -       0.2
Fair value of contracts at end of
 period, net asset                    $ -      $ 0.5      $  -     $ 0.5

No changes to valuation techniques for energy risk management activities occurred during 2005 or 2004. Changes in market pricing, interest rate and volatility assumptions were made during all periods. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities, and interest rates. The Companies estimate that a movement in prices of $1 and a change in interest and volatilities of 1% would not result in a change of a material amount. All contracts outstanding at June 30, 2005, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of June 30, 2005, 100% of the trading and risk management commitments were with counterparties rated BBB-/Baa3 equivalent or better.
Item 4.  Controls and Procedures.

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

LG&E and KU are not accelerated filers under the Sarbanes-Oxley Act of 2002 and associated rules (the "Act") and consequently anticipate issuing Management's Report on Internal Control over Financial Reporting pursuant to Section 404 of the Act in their first periodic report covering the fiscal year ended December 31, 2006, as permitted by SEC rulemaking.

In preparation for required reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal control over financial reporting. On April 1, 2005, the MISO Day 2, a day-ahead and real-time energy market, became effective which impacted our regulated electric generation operations and purchased power. In connection with the implementation of MISO Day 2, LG&E and KU have implemented a new software system and modified existing processes to facilitate participation in, and validate resultant settlements from the MISO market. Apart from this change, there have been no other changes in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.



                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2004: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data in Note 11. Reference is also made to the matters described in Notes 5 and 10 of Part I, Item 1 of LG&E's and KU's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and this 10-Q, respectively. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not changed materially.

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

a)LG&E's and KU's Annual Meetings of Shareholders were held on June 17, 2005.

b)Not applicable.


c)The matters voted upon and the results of the voting at the Annual Meetings are set forth below:

  1. LG&E

     i)The shareholders voted to elect LG&E's nominees for election to the Board of Directors, as follows:

          Victor A. Staffieri - 21,294,223 common shares and 94,209 preferred shares cast in favor of election and 5,713 preferred shares withheld.

          S. Bradford Rives - 21,294,223 common shares and 94,209 preferred shares cast in favor of election and 5,713 preferred shares withheld.

          John R. McCall - 21,294,223 common shares and 93,950 preferred shares cast in favor of election and 5,972 preferred shares withheld.

        Paul W. Thompson - 21,294,223 common shares and 94,261 preferred shares cast in favor of election and 5,661 preferred shares withheld.

        Chris Hermann - 21,294,223 common shares and 94,237 preferred shares cast in favor of election and 5,685 preferred shares withheld.


       No holders of common or preferred shares abstained from voting on this matter.

     ii)The shareholders voted 21,294,223 common shares and 98,044 preferred shares in favor of and 310 preferred shares against the approval of PricewaterhouseCoopers LLP as independent accountants for 2005. Holders of 1,989 preferred shares abstained from voting on this matter.

  2. KU

     i)The sole shareholder voted to elect KU's nominees for election to the Board of Directors, as follows:

       37,817,878 common shares cast in favor of election and no shares withheld for each of Victor A. Staffieri, S. Bradford Rives,
       John R. McCall, Paul W. Thompson, and Chris Hermann, respectively.

     ii)The sole shareholder voted 37,817,878 common shares in favor of and no shares withheld for approval of PricewaterhouseCoopers LLP as independent accountants for 2005.

       No holders of common shares abstained from voting on these matters.

d)  Not applicable.


Item 6.  Exhibits.

Applicable to Form
                    10-Q of

Exhibit
No. LG&E  KU    Description

4.1            X       Supplemental Indenture dated as of April 1, 2005
               from Louisville Gas and Electric Company to BNY Midwest Trust Company, Chicago, Illinois, as trustee [Filed as
               Exhibit 4.1 to LG&E's Form 8-K Current Report dated April
               13, 2005]

4.2            X       Loan Agreement dated February 1, 2005 between
               Louisville Gas and Electric Company and the
               Louisville/Jefferson County Metro Government, Kentucky [Filed as Exhibit 10.1 to LG&E's Form 8-K Current Report dated April 13, 2005]

4.3 XSupplemental Indenture dated as of June 15, 2005 from Kentucky Utilities Company to U.S. Bank National
               Association, Chicago, Illinois, as trustee [Filed as Exhibit
               4.1 to KU's Form 8-K Current Report dated July 7, 2005]

4.4 XLoan Agreement dated May 1, 2005 between Kentucky Utilities Company and the County of Carroll, Kentucky [Filed as
               Exhibit 4.2 to KU's Form 8-K Current Report dated July 7,
               2005]

4.5 XLoan Agreement dated July 8, 2005 between Kentucky Utilities Company and Fidelia Corporation [Filed as Exhibit
               4.3 to KU's Form 8-K Current Report dated July 7, 2005]

4.6 XCopy of Promissory Note from KU to Fidelia Corporation, dated as of July 8, 2005 [Filed as Exhibit 4.4 to KU's Form 8-K Current Report dated July 7, 2005]

31    X   X    Certification - Section 302 of Sarbanes-Oxley Act of 2002
  31.1X        Certification of Chairman of the Board, President and Chief
Executive
               Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2X        Certification of Chief Financial Officer, pursuant to
Section 302 of
               the Sarbanes-Oxley Act of 2002
  31.3    X    Certification of Chairman of the Board, President and Chief
Executive
               Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.4    X    Certification of Chief Financial Officer, pursuant to
Section 302 of
               the Sarbanes-Oxley Act of 2002
32    X   X    Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

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


Louisville Gas and Electric Company
Registrant


Date:  August 12, 2005          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  August 12, 2005          /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)



Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 12, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2005

/s/  S. Bradford Rives
S. Bradford Rives
Chief Financial Officer


Exhibit 32

             Certification Pursuant to 18 U.S.C. Section 1350
   As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Louisville Gas and Electric Company and Kentucky Utilities Company (the "Companies") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge,

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Companies as of the dates and for the periods expressed in the Report.


August 12, 2005

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


_______________________________
1