Form 10-Q
period 2005-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2005-11-10
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2).  Yes    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Louisville Gas and Electric Company - 21,294,223 shares, without par value, as of October 31, 2005, all held by LG&E Energy LLC

Kentucky Utilities Company - 37,817,878 shares, without par value, as of
October 31, 2005,      all held by LG&E Energy LLC

This combined Form 10-Q is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.

                          INDEX OF ABBREVIATIONS


AG                    Attorney General of Kentucky
ARO                   Asset Retirement Obligation
CCN                   Certificate of Public Convenience and Necessity
DSM                   Demand Side Management
ECR                   Environmental Cost Recovery
EEI                   Electric Energy, Inc.
EITF                  Emerging Issues Task Force
E.ON                  E.ON AG
EPA                   Environmental Protection Agency
EPAct 2005            Energy Policy Act of 2005
ESM                   Earnings Sharing Mechanism
FAC                   Fuel Adjustment Clause
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Fidelia               Fidelia Corporation (an E.ON affiliate)
FIN                   FASB Interpretation No.
FGD                   Flue Gas Desulfurization
FSP                   FASB Staff Position
FTR                   Financial Transmission Right
IMEA                  Illinois Municipal Electric Agency
IMPA                  Indiana Municipal Power Agency
ITP                   Independent Transmission Provider
IRS                   Internal Revenue Service
Kentucky Commission   Kentucky Public Service Commission
KIUC                  Kentucky Industrial Utility Consumers, Inc.
KU                    Kentucky Utilities Company
LIBOR                 London Interbank Offer Rate
LG&E                  Louisville Gas and Electric Company
LG&E Energy           LG&E Energy LLC (as successor to LG&E Energy Corp.)
LG&E Services         LG&E Energy Services Inc.
LMP                   Locational Marginal Pricing
MGP                   Manufactured Gas Plant
MISO                  Midwest Independent Transmission System Operator,
			Inc.
Moody's               Moody's Investor Services, Inc.
Mw                    Megawatts
Mwh                   Megawatt hours
NOPR                  Notice of Proposed Rulemaking
NOX                   Nitrogen Oxide
OMU                   Owensboro Municipal Utilities
PJM                   PJM Interconnection, LLC
Powergen              Powergen Limited (formerly Powergen plc)
PUHCA                 Public Utility Holding Company Act of 1935
RSGMWP                Revenue Sufficiency Guarantee Make Whole Payment
RTO                   Regional Transmission Operator
S&P                   Standard & Poor's Rating Services
SEC                   Securities and Exchange Commission
SFAS                  Statement of Financial Accounting Standards
SMD                   Standard Market Design
SO2                   Sulfur Dioxide
VDT                   Value Delivery Team Process






                             TABLE OF CONTENTS

                                  PART I


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
       LOUISVILLE GAS AND ELECTRIC COMPANY
        STATEMENTS OF INCOME                                             1
        STATEMENTS OF RETAINED EARNINGS                                  1
        BALANCE SHEETS                                                   2
        STATEMENTS OF CASH FLOWS                                         4
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                         5

       KENTUCKY UTILITIES COMPANY
        STATEMENTS OF INCOME                                             6
        STATEMENTS OF RETAINED EARNINGS                                  6
        BALANCE SHEETS                                                   7
        STATEMENTS OF CASH FLOWS                                         9
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                        10

        NOTES TO FINANCIAL STATEMENTS                                   11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.                                      25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     40
ITEM 4. CONTROLS AND PROCEDURES.                                        42
                                  PART II
ITEM 1. LEGAL PROCEEDINGS.                                              43
ITEM 6. EXHIBITS                                                        44
        SIGNATURES                                                      45

        EXHIBITS                                                        46

Part I.  Financial Information - Item 1.  Financial Statements (Unaudited)

                   Louisville Gas and Electric Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004
OPERATING REVENUES:
Electric                             $284.0   $227.0     $741.2   $617.8
Gas                                    34.6     34.8      259.8    242.2
 Total operating revenues             318.6    261.8    1,001.0    860.0

OPERATING EXPENSES:
Fuel for electric generation           79.4     53.8      207.8    154.5
Power purchased                        34.1     19.3      101.3     65.6
Gas supply expenses                    20.2     20.2      191.5    181.9
Other operation and maintenance
expenses 			       87.9     75.4      227.3	   227.0
Depreciation and amortization          31.1     30.3       93.0     86.0
Total operating expenses              252.7    199.0      820.9    715.0

NET OPERATING INCOME                   65.9     62.8      180.1    145.0

Other expense (income) - net             -       1.9       (0.1)     2.8
Interest expense (Note 3)               5.6      5.1       17.4     15.1
Interest expense to affiliated companies
  (Note 9)                              3.0      3.0        9.0      9.1

INCOME BEFORE INCOME TAXES             57.3     52.8      153.8    118.0
Federal and state income taxes
(Note 6)			       15.3     20.3       50.0     44.1
NET INCOME                           $ 42.0   $ 32.5     $103.8   $ 73.9
The accompanying notes are an integral part of these financial statements.


                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)

                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004

Balance at beginning of period       $555.4   $516.9     $534.0   $497.4
Net income                             42.0     32.5      103.8     73.9
 Subtotal                             597.4    549.4      637.8    571.3

Cash dividends declared on stock:
5% cumulative preferred                 0.3      0.3        0.8      0.8
Auction rate cumulative preferred       0.4      0.2        1.3      0.6
Common                                   -      21.0       39.0     42.0
 Subtotal                               0.7     21.5       41.1     43.4

Balance at end of period             $596.7   $527.9     $596.7   $527.9

The accompanying notes are an integral part of these financial statements.



                    Louisville Gas and Electric Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)

                                  ASSETS


                                                  September 30, December 31,
                                                       2005         2004
CURRENT ASSETS:
Cash and cash equivalents                           $   5.8      $    6.8
Accounts receivable -
 less reserve of $1.2 million and $0.8 million as of
 September 30, 2005 and December 31, 2004,
 respectively                                         131.3        167.0
Materials and supplies - at average cost:
 Fuel (predominantly coal)                             29.0         21.8
 Gas stored underground                               106.8         77.5
 Other                                                 27.5         26.1
Prepayments and other                                  15.6          3.9
 Total current assets                                 316.0        303.1

OTHER PROPERTY AND INVESTMENTS -
 less reserve of less than $0.1 million as of
 September 30, 2005 and December 31, 2004               0.6          0.5

UTILITY PLANT:
At original cost                                    4,010.8      3,915.8
Less: reserve for depreciation                      1,485.8      1,396.3
 Net utility plant                                  2,525.0      2,519.5


DEFERRED DEBITS AND OTHER ASSETS:
Restricted cash                                        12.2         10.9
Unamortized debt expense                                8.5          8.4
Regulatory assets (Note 5)                             73.3         91.9
Other                                                  31.8         32.2
 Total deferred debits and other assets               125.8        143.4

Total assets                                       $2,967.4     $2,966.5

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                  September 30, December 31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)            247.5        247.5
Current portion of long-term debt to
 affiliated company (Note 8)                             -          50.0
Notes payable to affiliated companies (Note 8)         56.6         58.2
Accounts payable                                      107.5        106.1
Accounts payable to affiliated companies (Note 9)      57.8	    31.7
Accrued income taxes                                     -           6.2
Customer deposits                                      16.7         14.0
Other                                                    -          18.5
 Total current liabilities                            486.1        532.2

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               324.4        347.2
Investment tax credit, in process of amortization      43.1	    46.2
Accumulated provision for pensions
 and related benefits                                 123.2        120.6
Customer advances for construction                      9.6         10.6
Asset retirement obligation                            10.7         10.3
Regulatory liabilities (Note 5):
 Accumulated cost of removal of utility plant         218.8        220.2
 Deferred income taxes - net (Note 6)                  52.7         37.2
 Other                                                  9.5         15.0
Other                                                  32.2         29.4
 Total deferred credits and other liabilities         824.2        836.7

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                        425.2        425.2
Common stock expense                                   (0.8)        (0.8)
Additional paid-in capital                             40.0         40.0
Accumulated other comprehensive loss                  (47.5)       (45.6)
Retained earnings                                     596.7        534.0
 Total common equity                                1,013.6        952.8

Cumulative preferred stock                             70.4         70.4
Mandatorily redeemable preferred stock                 20.0         21.3
Long-term debt (Note 8)                               328.1        328.1
Long-term debt to affiliated company (Note 8)         225.0        225.0
 Total capitalization                               1,657.1      1,597.6

Total capital and liabilities                      $2,967.4     $2,966.5

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                      Nine Months Ended
                                                        September 30,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  103.8      $  73.9
Items not requiring cash currently:
 Depreciation and amortization                         93.0         86.0
 Value delivery team amortization                      22.6         22.6
 Deferred income taxes - net                           (7.3)         6.8
 Investment tax credit - net                           (3.1)        (3.1)
 Other                                                 (1.0)         2.8
Changes in current assets and liabilities-net          (8.4)       (10.6)
Change in accounts receivable securitization - net        -	   (58.0)
Pension funding (Note 11)                                 -        (34.5)
Provision for post-retirement benefits                  2.6         (8.1)
Gas supply clause receivable, net                      (2.8)        12.0
Earnings sharing mechanism receivable                   2.1          6.9
Litigation settlement                                     -          7.0
Other                                                 (12.1)        15.5
 Net cash provided by operating activities            189.4        119.2

CASH FLOWS USED IN INVESTING ACTIVITIES:
Change in restricted cash                              (1.3)       (11.5)
Construction expenditures                             (95.0)       (94.2)
Other                                                  (0.1)         0.1
 Net cash used for investing activities               (96.4)      (105.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt (Note 8)                    38.5           -
Retirement of long-term debt (Note 8)                 (40.0)          -
Long-term borrowings from affiliated
 company (Note 8)					  -	   125.0
Repayment of long-term borrowings
 from affiliated company (Note 8)                     (50.0)       (50.0)
Short-term borrowings from affiliated
 company (Note 8) 				      480.5  	   399.5
Repayment of short-term borrowings
 from affiliated company                             (482.1)      (439.2)
Payment of dividends                                  (41.1)       (43.4)
Other                                                   0.2         (1.3)
 Net cash used for financing activities               (94.0)        (9.4)

CHANGE IN CASH AND CASH EQUIVALENTS                    (1.0)         4.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6.8   	     1.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   5.8       $  5.9

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                         $74.6        $42.4
 Interest on borrowed money                            15.8         12.7
 Interest to affiliated companies on borrowed money     9.7	     8.9

The accompanying notes are an integral part of these financial statements.


                    Louisville Gas and Electric Company
                 Statements of Other Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004


Net income                            $42.0    $32.5     $103.8    $73.9

Income Taxes - Minimum Pension
  Liability                              -        -        (1.1)      -

Gain (loss) on derivative instruments and
 hedging activities - net of tax benefit
 /(expense) of $(3.1), $3.6, $0.9 and
 $1.2,respectively (Note 3)             5.3     (5.4)      (0.8)    (1.8)

Other comprehensive income (loss),
  net of tax                            5.3     (5.4)      (1.9)    (1.8)

Comprehensive income                  $47.3    $27.1     $101.9    $72.1

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004

OPERATING REVENUES                   $347.2   $252.6     $898.7   $732.4

OPERATING EXPENSES:
Fuel for electric generation          118.5     78.2      290.0    215.9
Power purchased                        64.8     33.2      161.1    105.1
Other operation and maintenance
 expenses			       80.1     54.2      206.3	   166.5
Depreciation and amortization          28.4     29.1       86.1     80.3
 Total operating expenses             291.8    194.7      743.5    567.8

NET OPERATING INCOME                   55.4     57.9      155.2    164.6

Other income - net                     (1.1)    (2.2)      (3.3)    (4.0)
Interest expense (Note 3)               3.1      3.2       10.1      7.6
Interest expense to affiliated
	companies(Note 9)               4.2      3.5       11.4     10.6

NET INCOME BEFORE INCOME TAXES         49.2     53.4      137.0    150.4

Federal and state income
 taxes (Note 6)        		       17.5     18.6       50.0	    55.6

NET INCOME                           $ 31.7   $ 34.8     $ 87.0   $ 94.8

The accompanying notes are an integral part of these financial statements.



                      Statements of Retained Earnings
                                (Unaudited)
                              (Millions of $)

                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004

Balance at beginning of period       $673.6   $629.1     $659.4   $591.2
Net income                             31.7     34.8       87.0     94.8
 Subtotal                             705.3    663.9      746.4    686.0

Cash dividends declared on stock:
4.75% cumulative preferred              0.3      0.3        0.7      0.7
6.53% cumulative preferred              0.4      0.3        1.1      1.0
Common                                 10.0     21.0       50.0     42.0
 Subtotal                              10.7     21.6       51.8     43.7

Balance at end of period             $694.6   $642.3     $694.6   $642.3

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                              Balance Sheets
                                (Unaudited)
                              (Millions of $)


                                  ASSETS

                                                  September 30, December 31,
                                                       2005         2004

CURRENT ASSETS:
Cash and cash equivalents                          $    4.2     $    4.6
Restricted cash                                        13.3           -
Accounts receivable - less reserve of
 $0.6 million as of September 30, 2005
 and December 31, 2004			              119.6	   112.6
Materials and supplies - at average cost:
 Fuel (predominantly coal)                             50.3         52.2
 Other                                                 29.4         28.0
Prepayments and other                                  12.2          9.9
 Total current assets                                 229.0        207.3

OTHER PROPERTY AND INVESTMENTS -
 less reserve of $0.1 million as of September 30,
 2005 and December 31, 2004                            22.1         20.5

UTILITY PLANT:
At original cost                                    3,788.4      3,712.1
Less: reserve for depreciation                      1,486.7      1,415.0
 Net utility plant                                  2,301.7      2,297.1

DEFERRED DEBITS AND OTHER ASSETS:
Unamortized debt expense                                4.6          4.7
Regulatory assets (Note 5)                             70.6         61.4
Long-term derivative asset                              1.5          6.1
Cash surrender value of key man
 life insurance 			               32.0	     3.6
Other                                                  10.0          9.7
 Total deferred debits and other assets               118.7         85.5

Total assets                                       $2,671.5     $2,610.4

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                  September 30, December 31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)         $  123.1    $   87.1
Current portion of long-term notes to
 affiliated company (Note 8)                           75.0        75.0
Notes payable to affiliated company (Note 8)           31.8        34.8
Accounts payable                                       67.5        77.9
Accounts payable to affiliated
 companies (Note 9) 			               58.1        32.8
Accrued income taxes                                     -          5.9
Customer deposits                                      16.7        15.0
Other                                                   0.4        15.4
 Total current liabilities                            372.6       343.9

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               278.0       282.6
Investment tax credit, in process of
 amortization 				                2.5 	    3.8
Accumulated provision for pensions and
 related benefits                                      81.0        77.9
Asset retirement obligation                            21.9        21.0
Regulatory liabilities (Note 5):
 Accumulated cost of removal of utility plant         277.6	  266.8
Deferred income taxes - net (Note 6)                   29.9	   19.3
 Other                                                 10.4         5.4
Other                                                  18.3        17.0
 Total deferred credits and other liabilities         719.6   	  693.8

CAPITALIZATION:
Common stock, without par value -
 Outstanding 37,817,878 shares                        308.1       308.1
Common stock expense                                   (0.3)       (0.3)
Additional paid-in capital                             15.0        15.0
Accumulated other comprehensive loss                  (13.6)      (13.3)
Retained earnings                                     680.9       647.3
Undistributed subsidiary earnings                      13.7        12.1
Total retained earnings                               694.6       659.4
 Total common equity                                1,003.8       968.9

Cumulative preferred stock (Note 12)                   39.7        39.7
Long-term debt (Note 8)                               227.8       306.1
Long-term debt to affiliated company (Note 8)         308.0       258.0
 Total capitalization                               1,579.3     1,572.7

Total capital and liabilities                      $2,671.5    $2,610.4

The accompanying notes are an integral part of these financial statements.


                        Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                       Nine Months Ended
                                                         September 30,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  87.0      $  94.8
Items not requiring cash currently:
 Depreciation and amortization                         86.1         80.3
 Value delivery team amortization                       8.8          8.8
 Change in fair value of derivative instruments        (5.5)	  (0.4)
 Other                                                  8.4          8.2
Changes in current assets and liabilities             (13.1)         3.2
Changes in accounts receivable securitization - net      -	   (50.0)
Earnings sharing mechanism receivable                   3.1          4.9
Pension funding (Note 11)                                -         (43.4)
Provision for post-retirement benefits                  3.1         (3.4)
Litigation settlement                                    -          11.4
Fuel adjustment clause receivable                     (18.4)        (1.1)
Other                                                  (2.0)         4.3
 Net cash provided by operating activities            157.5        117.6

CASH FLOWS USED IN INVESTING ACTIVITIES:
Change in restricted cash                             (13.3)         -
Construction expenditures                             (76.3)      (104.0)
Other                                                   -           (1.9)
 Net cash flows used for investing activities         (89.6)      (105.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated
 company (Note 8)  				       50.0	    50.0
Short-term borrowings from affiliated
 company (Note 8)  				      462.3	   380.5
Repayment of long-term debt                             -            -
Repayment of short-term borrowings
 from affiliated company (Note 8)                    (465.4)      (393.9)
Proceeds from issuance of pollution control
 bonds  					       13.3          -
Retirement of pollution control bonds                 (50.0)        (4.8)
Repayment of other borrowings (Note 8)                (26.7)         -
Payment of dividends                                  (51.8)       (43.7)

 Net cash flows used for financing activities         (68.3)       (11.9)

CHANGE IN CASH AND CASH EQUIVALENTS                    (0.4)        (0.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4.6	     4.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4.2      $   4.7

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                         $58.3        $40.8
 Interest on borrowed money                             5.1          9.2
 Interest to affiliated companies on borrowed money     6.7 	     9.3

The accompanying notes are an integral part of these financial statements.


                         Kentucky Utilities Company
                 Statements of Other Comprehensive Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004


Net income                            $31.7    $34.8      $87.0    $94.8


Income Taxes - Minimum Pension
 Liability                                -       -        (0.3)      -

Other comprehensive loss, net of tax      -       -        (0.3)      -

Comprehensive income                  $31.7    $34.8      $86.7    $94.8

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

   During the second quarter of 2005, LG&E and KU made out-of-period adjustments for estimated over/under collection of ECR revenues to be billed in subsequent periods. The adjustments were immaterial during all reporting periods involved (March 2003 through October 2004 for LG&E and May 2003 through January 2005 for KU). As a result, year-to-date LG&E revenues were increased $4.8 million and KU revenues were decreased $2.4 million. Year-to-date net income was increased $2.9 million for LG&E and was reduced $1.5 million for KU.

   During the third quarter of 2005, LG&E and KU reclassified RSGMWP from other operation and maintenance expenses to other revenue to better reflect this revenue as part of the sales price paid by MISO. As a result, LG&E's revenues and expenses increased $12.6 million and KU's revenues and expenses increased $3.1 million. Also, during the third quarter, the estimated allocation of RSGMWP between LG&E and KU was revised based on better information about the percent of generation contributed for the hour(s) the make whole payment was received. As a result, LG&E revenues were decreased $6.7 million and KU revenues were increased $6.7 million in the current period results of operations. Net income in the current period was decreased $4.0 million for LG&E and was increased $4.0 million for KU.

   The accompanying financial statements for the three months and nine months ended September 30, 2004, have been revised to conform to certain reclassifications in the current three months and nine months ended September 30, 2005. These reclassifications had no impact on net assets or net income, as previously reported.

   LG&E and KU net operating income previously reported for the three months ended September 30, 2004, increased by $21.1 million and $19.5 million, and for the nine months ended September 30, 2004, increased by $45.5 million and $58.1 million, respectively, because the income statement presentation was changed in 2005 to report income tax expense in the category Federal and State income taxes, which appears just before net income. LG&E other(income)expense - net previously reported for the three months and nine months ended September 30, 2004, increased $0.8 million and $1.4 million, respectively, as a result of the reclassification. KU other income - net decreased $0.9 million and $2.5 million, respectively, as a result of the reclassification.

2. Mergers and Acquisitions

   On July 1, 2002, E.ON completed its acquisition of Powergen, including LG&E Energy, for approximately 5.1 billion pounds sterling
   ($7.3 billion). As a result of the acquisition, LG&E Energy became a wholly-owned subsidiary of E.ON and, as a result, LG&E and KU also became indirect subsidiaries of E.ON. LG&E and KU have continued their separate identities and serve customers under their existing names. The preferred stock and debt securities of LG&E and KU were not affected by this transaction and the utilities continue to file SEC reports. Following the acquisition, E.ON became a registered holding company under PUHCA. (for discussion of recent changes to PUHCA, see
   EPAct 2005 under Note 5). LG&E and KU, as subsidiaries of a registered holding company, are subject to additional regulations under PUHCA. In March 2003, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary. In early 2004, LG&E Energy commenced direct reporting arrangements to E.ON.

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

   As of September 30, 2005, LG&E was party to various interest rate swap agreements with aggregate notional amounts of $211.3 million. Under these swap agreements, LG&E paid fixed rates averaging 4.38% and received variable rates based on LIBOR or the Bond Market Association's municipal swap index averaging 2.61% at September 30, 2005. The swap agreements in effect at September 30, 2005, have been designated as cash flow hedges and mature on dates ranging from 2020 to 2033. The hedges have been deemed to be fully effective resulting in a pretax gain of $8.4 million and a pretax loss of $1.7 million for the three months and nine months ended September 30, 2005, respectively, recorded in other comprehensive income. Upon expiration of these hedges, the amount recorded in other comprehensive income will be reclassified into earnings. The amount expected to be reclassified from other comprehensive income to earnings in the next twelve months is immaterial. A deposit in the amount of $12.2 million, used as collateral for an $83.3 million interest rate swap, is classified as restricted cash on LG&E's balance sheet. The amount of the deposit required is tied to the market value of the swap.

   In February 2005, an LG&E interest rate swap with a notional amount of $17 million matured. The swap was fully effective upon expiration. As a result, the impact on earnings and other comprehensive income from the swap maturity was less than $0.1 million.

   As of September 30, 2005, KU was party to one interest rate swap agreement with a notional amount of $53.0 million. Under this swap agreement, KU paid a variable rate based on the LIBOR index of 5.86%, and received a fixed rate of 7.92% at September 30, 2005. The swap agreement in effect at September 30, 2005 has been designated as a fair value hedge and matures in 2007. During the three months and nine months ended September 30, 2005, the effect of marking this financial instrument and the underlying debt to market resulted in pretax gains of $0.4 million and $0.9 million, respectively, recorded in interest expense, as required under SFAS No. 133 to recognize fair value hedge effectiveness.

   In June 2005, a KU interest rate swap with a notional amount of $50 million was terminated by the counterparty pursuant to the terms of the swap agreement. KU received a payment of $1.9 million in consideration for the termination of the agreement. KU also called the underlying debt (First Mortgage Bond Series R) and paid a call premium of $1.9 million. The swap was fully effective upon termination. No impact on earnings occurred as a result of the bond call and related swap termination.

   Interest rate swaps hedge interest rate risk on the underlying debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in addition to swaps being marked to market, the item being hedged using a fair value hedge must also be marked to market. Consequently at September 30, 2005, KU's debt reflects a $2.7 million mark-to-market adjustment.

4. Segments of Business

   LG&E's revenues, net income and total assets by business segment for the three months and nine months ended September 30, 2005 and 2004, follow:

                       Three Months Ended        Nine Months Ended
                         September 30,             September 30,
   (in millions)        2005         2004         2005       2004

   LG&E Electric
     Revenues          $284.0       $227.0      $741.2     $617.8
     Net income          45.3         34.6        99.1       71.0
     Total assets     2,416.1      2,376.7     2,416.1    2,376.7

   LG&E Gas
     Revenues            34.6         34.8       259.8      242.2
     Net (loss) income   (3.3)        (2.1)        4.7        2.9
     Total assets       551.3        508.7       551.3      508.7

   Total
     Revenues           318.6        261.8     1,001.0      860.0
     Net income          42.0         32.5       103.8       73.9
     Total assets     2,967.4      2,885.4     2,967.4    2,885.4


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

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of September 30, 2005 and December 31, 2004:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                         September 30,  December 31,
   (in millions)                               2005        2004

   VDT Costs                                 $ 15.1      $ 37.7
   Unamortized loss on bonds                   20.9        20.3
   ARO                                          7.5         6.9
   Merger surcredit                             3.8         4.8
   FAC                                          7.1         0.8
   Gas supply adjustments due from customers   13.6        13.3
   Other                                        5.3         8.1
   Total regulatory assets                   $ 73.3      $ 91.9

   Accumulated cost of removal of utility
	plant				     $218.8      $220.2
   Deferred income taxes - net                 52.7        37.2
   ECR                                          0.7         4.0
   Gas supply adjustments due to customers      5.9         8.4
   Other                                        2.9         2.6
   Total regulatory liabilities              $281.0      $272.4

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

   Due to a 2005 reduction in Kentucky's corporate income tax rate, LG&E and KU established additional regulatory liabilities in accordance with SFAS No. 71 for their excess state deferred income tax balances related to depreciation. In June 2005, LG&E and KU each received orders from the Kentucky Commission authorizing this treatment.

   The following regulatory assets and liabilities were included in KU's balance sheets as of September 30, 2005 and December 31, 2004:

                        Kentucky Utilities Company
                                (Unaudited)

                                           September 30,   December 31,
   (in millions)                                2005           2004

     VDT costs                                $  5.9         $ 14.7
     Unamortized loss on bonds                  11.2           11.4
     ARO                                        14.1           12.8
     Merger surcredit                            2.9            3.7
     FAC                                        27.7            9.4
     Deferred storm costs                        3.0            3.6
     Other                                       5.8	        5.8
     Total regulatory assets                  $ 70.6         $ 61.4


     Accumulated cost of removal of
	utility plant		              $277.6	     $266.8
     Deferred income taxes - net                29.9           19.3
     ECR                                         5.8            1.2
     Other                                       4.6            4.2
     Total regulatory liabilities             $317.9         $291.5

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

   Due to a 2005 reduction in Kentucky's corporate income tax rate, LG&E and KU established additional regulatory liabilities in accordance with SFAS No. 71 for their excess state deferred income tax balances related to depreciation. In June 2005, LG&E and KU each received orders from the Kentucky Commission authorizing this treatment.


   ELECTRIC AND GAS RATE CASES

   On June 30, 2004, the Kentucky Commission issued an order approving an increase in the base electric rates of LG&E and KU and the gas rates of LG&E. The rate increases took effect on July 1, 2004.

   During July 2004, the Attorney General of Kentucky (AG) served subpoenas on LG&E and KU, as well as on the Kentucky Commission and its staff, requesting information regarding alleged improper communications between LG&E and KU and the Kentucky Commission. The Kentucky Commission procedurally reopened the rate case for the limited purpose of taking evidence, if any, as to the communication issues. In September and October 2004, various proceedings were held in circuit courts in Franklin and Jefferson Counties, Kentucky, regarding the scope and timing of document production or other information required or agreed to be produced under the AG's subpoenas and matters were consolidated into the Franklin County court.

   In January 2005, the AG conducted interviews of certain employees of LG&E and KU and submitted its report to the Franklin County, Kentucky Circuit Court in confidence. Concurrently, the AG filed a motion summarizing the report as containing evidence of improper communications and record-keeping errors by LG&E and KU in their conduct of activities before the Kentucky Commission or other state governmental entities, and requesting release of the report to such agencies. During February 2005, the court ruled that the report would be forwarded to the Kentucky Commission under continued confidential treatment to allow it to consider the report, including its impact, if any, on completing its investigation and any remaining steps in the rate case, including ending the current abeyance. To date, LG&E and KU have neither seen nor requested copies of the report or its contents. During Spring 2005, LG&E and KU responded to additional information requests from the AG. LG&E and KU have also responded to investigative requests for information from the Kentucky Commission.

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

   VDT

   The current five-year VDT amortization period is scheduled to expire in March 2006. As part of the settlement agreements in the electric and gas rate cases, LG&E and KU are required to file with the Kentucky Commission a plan for the future ratemaking treatment of the VDT surcredits and costs six months prior to the March 2006 expiration. The surcredit shall remain in effect following the expiration of the fifth year unless and until the Commission enters an order on the future disposition of VDT-related issues. On September 30, 2005, LG&E and KU filed a plan with the Kentucky Commission in accordance with the requirements of the settlement agreement calling for termination of the VDT surcredit effective upon the expiration of the fifth year. The AG and KIUC were granted intervention in the VDT proceedings. A procedural schedule has been established for discovery and rebuttal testimony but no public hearing has been scheduled yet.

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

   During the second quarter of 2005, LG&E and KU made out-of-period adjustments for estimated over/under collection of ECR revenues to be billed in subsequent periods. The adjustments were immaterial during all reporting periods involved (March 2003 through October 2004 for LG&E and May 2003 through January 2005 for KU). As a result, year-to-date LG&E revenues were increased $4.8 million and KU revenues were decreased $2.4 million. Year-to-date net income was increased $2.9 million for LG&E and was reduced $1.5 million for KU.

   IRP

   In April 2005, LG&E and KU filed their 2005 Joint Integrated Resource Plan (IRP) with the Kentucky Commission. The IRP is filed triennially and provides historical and projected demand, resource, and financial data, and other operating performance and system information. The AG and the KIUC were granted intervention in the IRP proceeding. Discovery is complete and an informal conference has not yet been scheduled.

   MISO

   The MISO implemented a day-ahead and real-time market (MISO Day 2), including a congestion management system, in April 2005. This system is similar to the LMP system currently used by the PJM RTO and contemplated in FERC's SMD NOPR. The MISO filed with FERC a mechanism for recovery of costs for the congestion management system proposing the addition of two new Schedules, 16 and 17. Schedule 16 is the MISO's cost recovery mechanism for the Financial Transmission Rights Administrative Service it provides. Schedule 17 is the MISO's mechanism for recovering costs it incurs for providing Energy Marketing Support Administrative Service. The MISO transmission owners, including LG&E and KU, objected to the allocation of these regional market-related costs among market participants and retail native load. FERC ruled in 2004 in favor of the MISO.

   The Kentucky Commission opened an investigation into LG&E and KU's memberships in the MISO in July 2003. The Kentucky Commission directed LG&E and KU to file testimony addressing the costs and benefits of the MISO membership both currently and over the next five years and other legal issues surrounding continued membership. LG&E and KU engaged an independent third-party to conduct a cost-benefit analysis on this issue. The information was filed with the Kentucky Commission in September 2003. The analysis and testimony supported the Companies' exit from the MISO, under certain conditions. The MISO filed its own testimony and cost benefit analysis in December 2003. The Kentucky Commission requested additional testimony on the MISO's Market Tariff filing. This additional testimony was received and a hearing before the Kentucky Commission was held in July 2005. Additional post-hearing data requests were submitted in September with an order expected in the first half of 2006.

   Should LG&E and KU be ordered to exit the MISO, an aggregate exit fee up to $41 million could be imposed, depending on the timing and circumstances of actual withdrawal. While LG&E and KU believe legal and regulatory precedent should permit most or many of the MISO-related costs to be recovered in their rates charged to customers, they can give no assurance that state or federal regulators will ultimately agree with such position with respect to all costs, components or timing of recovery. In April 2005, the Kentucky Commission issued an order declining an LG&E and KU request for an automatic monthly recovery mechanism for certain MISO-related costs and benefits.

   On October 7, 2005, LG&E and KU filed an application with the FERC seeking the requisite authority to exit the MISO. This proceeding is expected to continue into 2006.

   At this time, LG&E and KU cannot predict the outcome or effects of the various Kentucky Commission and FERC proceedings described above, including whether such proceedings will have a material impact on the financial condition or results of operations of the Companies. Further, ultimate financial consequences (changes in transmission revenues and costs) associated with the April 2005 implementation of transmission day-ahead and real-time market tariff charges are subject to varying assumptions and calculations and are therefore difficult to estimate. Changes in revenues and costs related to broader shifts in energy market practices and economics are not currently estimable.

   EPAct 2005

   EPAct 2005 was enacted on August 8, 2005. Among other matters, this comprehensive legislation contains provisions mandating improved electric reliability standards and performance; providing economic and other incentives relating to transmission, pollution control and renewable generation assets; increasing funding for clean coal generation incentives; and repealing the Public Utility Holding Company Act of 1935.

   The FERC was directed by the EPAct 2005 to adopt rules to address many areas previously regulated by the other agencies under other statutes, including PUHCA. The FERC is in various stages of rulemaking on these issues and the Companies are monitoring these rulemaking activities and actively participating in these and other rulemaking proceedings. The Companies are still evaluating the potential impacts of the EPAct 2005 and the associated rulemakings and cannot predict what impact the EPAct 2005, and any such rulemakings, will have on their operations or financial position.

   FERC SMD NOPR

   In July 2002, the FERC issued a NOPR which would substantially alter the regulations governing the nation's wholesale electricity markets by establishing a common set of rules, known as SMD. The SMD NOPR would require each public utility that owns, operates, or controls interstate transmission facilities to become an ITP, belong to an RTO that is an ITP, or contract with an ITP for operation of its transmission assets. It would also establish a standardized congestion management system, real-time and day-ahead energy markets, and a single transmission service for network and point-to-point transmission customers. On July 19, 2005, the FERC issued an order terminating the SMD proceeding. FERC noted that the industry has made significant progress in the voluntary development of the RTO/ITP functions and asserted its intent to consider revisions to the Order 888 pro-forma Open Access Transmission Tariffs to reflect the current experience with open transmission over the last decade.

   KENTUCKY COMMISSION STRATEGIC BLUEPRINT

   In February 2005, Kentucky's Governor signed an executive order directing the Kentucky Commission, in conjunction with the Commerce Cabinet and the Environmental and Public Protection Cabinet, to develop a Strategic Blueprint for the continued use and development of electric energy. This Strategic Blueprint will be designed to promote future investment in electric infrastructure for the Commonwealth of Kentucky, to protect Kentucky's low-cost electric advantage, to maintain affordable rates for all Kentuckians, and to preserve Kentucky's commitment to environmental protection. In March 2005, the Kentucky Commission established Administrative Case No. 2005-00090 to collect information from all jurisdictional utilities in Kentucky, including LG&E and KU, pertaining to Kentucky electric generation, transmission and distribution systems. LG&E and KU responded to the Kentucky Commission's first set of data requests at the end of March 2005 and to a second set of data requests in May 2005. The Commission held a Technical Conference on June 14, 2005, in which all parties participated in a panel discussion. A final report was provided on August 22, 2005 from the Kentucky Commission to the Governor. Some of the key findings are that (1)Kentucky's electric utilities currently have adequate infrastructure as well as adequate planning to serve the needs of customers through 2025, (2) Kentucky will need 7,000 megawatts of additional generating capacity by 2025, (3) Kentucky's electric transmission is reliable but intrastate power transfers are limited,
   (4) additional incentives to use renewable energy and educate the public on the benefits of renewables are needed, (5) financial incentives should be available for coal gasification and other clean air technologies, (6) cautious approach should be taken towards deregulation, and (7) Kentucky must be involved in federal decisions that impact its status as a low cost energy provider.

   LOCK 7

   On September 27, 2005, KU filed an application with FERC seeking authority to transfer the operating license for the Lock 7 Hydroelectric Station, a 2.04 Mw facility, from KU to the Lock 7 Hydro Partners, LLC, an unaffiliated third party, for less than $0.1 million. On September 28, 2005, KU filed an application with the Kentucky Commission seeking: 1) a determination that Kentucky Commission approval is not required for the transfer of the Lock 7 Hydroelectric Station or 2) Kentucky Commission approval, pursuant to a Kentucky Commission order in Case No. 2005-00405, to sell any real property associated with the Lock 7 Hydroelectric Station to Lock 7 Hydro Partners, LLC. These proceedings are expected to conclude in 2005.


6. Income and Other Taxes

   On September 19, 2005, E.ON U.S. Investments Corp., the parent of LG&E Energy, LG&E and KU, received notice from the Congressional Joint Committee on Taxation approving the Internal Revenue Service's audit of the Companies' income tax returns for the periods December 1999 through December 2003. As a result of this audit, LG&E and KU released income tax reserves of $5.1 million and $4.4 million, respectively.

   During the quarter, KU recognized additional deferred tax expense ($3.1 million) related to the undistributed earnings of its EEI unconsolidated investment. Recent EEI management decisions regarding changes in the distribution of EEI's earnings led to the decision to provide deferred taxes for all book and tax basis differences in this investment.

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

   LG&E's Kentucky sales and use tax audit for the periods October 1, 1997 through December 31, 2001 resulted in an initial assessment of $1.1 million. LG&E filed a protest on July 22, 2005, stating that no additional tax was due and that LG&E was owed a refund. At Kentucky's request, the Company has provided additional information to supplement the initial protest. This audit assessment is not expected to have a material adverse impact on the Company.

   KU is also being audited by the Kentucky Department of Revenue. This audit began on September 19, 2005 and covers the period August 1, 2000 through July 31, 2005. At this time there are no proposed adjustments.

   The results of the audit assessments described above and any future audits by taxing authorities could have a material effect on quarterly or annual cash flows as well as results of operations. However, LG&E and KU do not believe any existing matters will have a material adverse effect on their results of operations.

7. New Accounting Pronouncements

   FSP 109-1

   In December 2004, the FASB finalized FSP 109-1, Accounting for Income Taxes, Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which requires the tax deduction on qualified production activities to be treated as a special deduction in accordance with SFAS No. 109. FSP 109-1 became effective December 21, 2004. For the nine months ended September 30, 2005, LG&E and KU recognized $1.2 million and $0.6 million, respectively, in tax benefits related to this deduction.

   FIN 47

   In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred; generally, upon acquisition, construction, or development and through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. LG&E and KU are currently evaluating the impact of this pronouncement.

8. Short-Term and Long-Term Debt

   Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Balance Sheets. The average annualized interest rate for these bonds during the three and nine months ending September 30, 2005 was 2.63% and 2.36%, respectively, for LG&E and 2.59% and 2.40%, respectively, for KU.

   During June 2005, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at September 30, 2005. The Company expects to renew these facilities prior to their expiration in June 2006.

   LG&E, KU and LG&E Energy participate in an intercompany money pool agreement. Details of the balances at September 30, 2005, and September 30, 2004, were as follows:


                    Total Money      Amount     Balance     Average
   ($ in millions) Pool Available Outstanding Available Interest Rate September 30, 2005:
   LG&E               $400.0         $56.6      $343.4         3.64%
   KU                 $400.0         $31.8      $368.2         3.64%

   September 30, 2004:
   LG&E               $400.0         $40.7      $359.3         1.60%
   KU                 $400.0         $29.8      $370.2         1.60%

   LG&E Energy maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at September 30, 2005, was $65.4 million.

   Redemptions and maturities of long-term debt year-to-date through September 30, 2005, are summarized below:

   ($ in millions)
                                      Principal        Secured/
   Year  Company  Description          Amount   Rate   Unsecured Maturity

   2005  LG&E   Pollution control bonds $40.0   5.90%  Secured   Apr 2023
   2005  LG&E   Due to Fidelia          $50.0   1.53%  Secured   Jan 2005
   2005  LG&E   Mand. Red. Pref. Stock   $1.3   5.875% Unsecured Jul 2005
   2005  KU     First mortgage bonds    $50.0   7.55%  Secured   Jun 2025

   Issuances of long-term debt year-to-date through September 30, 2005, are summarized below:

   ($ in millions)
                                    Principal         Secured/
   Year  Company  Description         Amount   Rate   Unsecured  Maturity

   2005 LG&E    Pollution control bonds $40.0  Variable Secured   Feb 2035
   2005 KU      Pollution control bonds $13.3  Variable Secured   Jun 2035
   2005KU       Due to Fidelia          $50.0  4.735%   Unsecured Jul 2015


   In May 2005, KU repaid a $26.7 million loan against the cash surrender value of life insurance policies.

9. Related-Party Transactions

   LG&E, KU, subsidiaries of LG&E Energy and other subsidiaries of E.ON engage in related-party transactions. Transactions among LG&E, KU and LG&E Energy subsidiaries are eliminated upon consolidation of LG&E Energy. Transactions between LG&E or KU and E.ON subsidiaries are eliminated upon consolidation of E.ON. These transactions are generally performed at cost and are in accordance with the SEC regulations under the PUHCA and the applicable Kentucky Commission regulations (for discussion of recent changes to PUHCA, see EPAct 2005 under Note 5). Accounts payable to and receivable from related parties are netted and presented as accounts payable to affiliated companies on the balance sheets of LG&E and KU, as allowed due to the right of offset. Obligations related to intercompany debt arrangements with LG&E Energy and Fidelia, an E.ON affiliate, are presented as separate line items on the balance sheet, as appropriate. The significant related-party transactions are disclosed below.

   Electric Purchases

    LG&E and KU intercompany electric revenues and purchased power expense from affiliated companies for the three months and nine months ended September 30, 2005, and 2004, were as follows:

                                   Three months ended  Nine months ended
                                       September 30,     September 30,
     (in millions)                     2005     2004    2005     2004
     LG&E
     Electric operating revenues
	from KU                        $14.8    $10.1    $61.5    $40.6
     Purchased power from KU            15.9     12.2     64.6     42.9

     KU
     Electric operating revenues
	from LG&E		       $15.9    $12.2    $64.6    $42.9
     Purchased power from LG&E          14.8     10.1     61.5     40.6

    Interest Charges

    LG&E and KU intercompany interest expense for the three months and nine months ended September 30, 2005 and 2004, were as follows:

                                   Three months ended  Nine months ended
                                      September 30,     September 30,
     (in millions)                      2005     2004    2005     2004

     LG&E intercompany interest expense $3.0     $3.0    $9.0    $9.1
     KU intercompany interest expense   $4.2     $3.5   $11.4   $10.6

    Other Intercompany Billings

    Other intercompany billings related to LG&E and KU for the three months and nine months ended September 30, 2005 and 2004, were as follows:

                                    Three months ended Nine months ended
                                       September 30,     September 30,
     (in millions)                     2005     2004    2005     2004

     LG&E Services billings to LG&E   $52.8    $40.2   $160.9   $138.8
     LG&E Services billings to KU      44.3     42.3    145.5    117.5
     LG&E billings to LG&E Services     0.8      6.0      6.1     10.5
     KU billings to LG&E Services       0.4      0.5      3.9      4.4
     LG&E billings to KU               54.9     14.9     83.4     48.5
     KU billings to LG&E                7.6      2.1     20.7      5.5

10.Commitments and Contingencies

   Except as may be discussed in this Quarterly Report on Form 10-Q (including Note 5), material changes have not occurred in the current status of various commitments or contingent liabilities from that discussed in the Companies' Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2005 and June 30, 2005. See Notes 3 and 11 to the Companies' Annual Report on Form 10-K and Note 10 to the Companies' Quarterly Reports on Form 10-Q for the three months ended March 31, 2005, and June 30, 2005, for information regarding such commitments or contingencies.

   LITIGATION

   In May 2004, OMU commenced litigation against KU concerning a long-term power supply contract. KU filed counterclaims against OMU. To date, OMU has claimed approximately $6 million in damages for periods through early 2004, and is expected to claim further amounts for later-occurring periods. OMU has additionally requested injunctive and other relief, including a declaration that KU is in material breach of the contract. In March 2005, the FERC denied a rehearing request by KU regarding the FERC's December 2004 decision to decline to exercise exclusive jurisdiction regarding certain issues in dispute. In July 2005, the district court resolved a summary judgment motion of KU in OMU's favor, ruling that a contractual provision grants OMU the ability to terminate the contract without cause upon 4 years' prior notice. OMU filed a motion seeking to make that ruling "final and appealable." In October 2005, however, the Court denied OMU's motion. This case is otherwise currently in the discovery stage and a trial schedule has not yet been established.

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

   On March 10, 2005, EPA issued the final Clean Air Interstate Rule
   (CAIR) which requires substantial additional reductions in SO2 and NOX emissions from electric generating units. The CAIR rule provides for a two-phased reduction program with Phase I reductions in NOX and SO2 emissions in 2009 and 2010, respectively, and Phase II reductions in 2015. On March 15, 2005, EPA issued a related regulation, the final Clean Air Mercury Rule (CAMR), which requires substantial mercury reductions from electric generating units. CAMR also provides for a two-phased reduction, with the Phase I target in 2010 achieved as a "co-benefit" of the controls installed to meet CAIR. Additional control measures will be required to meet the Phase II target in 2018. Both
   CAIR and CAMR establish a cap and trade framework, in which a limit is set on the total amount of emissions and allowances that can be bought or sold on the open market, that can be used for compliance unless the state chooses another approach.

   In order to meet these new regulatory requirements, KU has implemented a plan for adding significant additional SO2 controls to its generating units. Installation of additional SO2 controls will proceed on a phased basis, with construction of controls (i.e., FGDs) having commenced in September 2005 and continuing through the final installation and operation in 2009. KU estimates that it will incur $658.9 million in capital costs related to the construction of the FGDs to achieve compliance with current emission limits on a company-wide basis. In addition, KU will incur additional operating and maintenance costs in operating the new SO2 controls. LG&E currently has FGDs on all its units but will continue to evaluate improvements to further reduce SO2 emissions.

   LG&E and KU are also monitoring several other air quality matters which may potentially impact coal-fired power plants, including EPA's revised air quality standards for ozone and particulate matter, and measures to implement EPA's regional haze rule.

   After extensive negotiations between KU and the EPA and Department of Justice, the government filed a consent decree in U. S. District Court on October 13, 2005, that would resolve alleged violations relating to oil spills at the E.W. Brown plant occurring in October 1999 and January 2001. Under the terms of the settlement, KU would pay a civil penalty of $0.2 million (which has been accrued), construct a supplemental environmental project at a cost of $0.8 million, and maintain that project for ten years at a cost of $0.4 million. After reviewing any public comments, the Court will consider entry of the consent decree.

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

   EEI CONTRACT

   KU owns 20% of the common stock of EEI, which owns and operates a 1,000-Mw generating station in southern Illinois. KU presently purchases 20% of the available capacity and energy of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power generated by KU. This contract governing the purchases from EEI will terminate on December 31, 2005. Such power equated to approximately 10% of KU's net generation system output in 2004 and for the nine months of 2005. Discussions are on-going related to the extension or replacement of the contract, including whether any such future contract will be at cost or market-based rates, and whether the purchasing party will continue to be the shareholding utility, such as KU. The outcome of such discussions cannot be predicted at this time. However, EEI has filed for authority from FERC for EEI to sell its output at market-based rates, and management of EEI has indicated to KU that future power offers by EEI will be made only at market based prices.

   E W BROWN FIRE

   On September 12, 2005, a fire occurred at KU's E.W. Brown unit 3 resulting in damage to the switchgear and computer room. The total of the repair and replacement costs of damaged equipment is approximately $3.3 million, approximately $0.3 million of which will be covered by insurance. Net operating income at KU is expected to be reduced by approximately $7.4 million due to increased purchased power costs not covered by the FAC, and potential losses of off-system sales revenue due to the outage.

11.Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three months and nine months ended September 30, 2005 and 2004:

   LG&E
                                   Three months ended  Nine months ended
                                      September 30,     September 30,
   (in millions)                      2005     2004    2005     2004

   Pension and Other Benefit Plans:
   Components of net period benefit cost
     Service cost                    $ 1.3    $ 1.0   $ 4.4    $ 4.0
     Interest cost                     5.1      4.9    17.3     20.0
     Expected return on plan assets   (4.8)    (4.5)  (16.1)   (18.2)
     Amortization of prior service
	cost			       1.1       -      3.6        -
     Amortization of transition
	obligation 		        -       1.0       -	 3.8
   Recognized actuarial loss           0.6      0.5     2.0      2.1
   		   	             $ 3.3    $ 2.9  $ 11.2   $ 11.7

   KU
                                   Three months ended  Nine months ended
                                      September 30,     September 30,
   (in millions)                      2005     2004    2005     2004

   Pension and Other Benefit Plans:
   Components of net period benefit cost
     Service cost                    $ 2.3    $ 1.1   $ 5.8    $ 4.8
     Interest cost                     5.6      3.7    14.1     15.2
     Expected return on plan assets   (5.2)    (3.3)  (13.2)   (13.8)
     Amortization of prior service
	cost			       0.4      0.2     1.1      0.6
     Amortization of transition
	obligation		       0.2      0.3     0.6      1.2
   Recognized actuarial loss           0.8      0.3     2.0      1.4
                                     $ 4.1    $ 2.3  $ 10.4    $ 9.4

   In January 2004, LG&E and KU made discretionary contributions to the pension plans of $34.5 million and $43.4 million, respectively. No discretionary contributions to the pension plans are currently anticipated for either LG&E or KU for 2005. LG&E and KU contributed $0.7 million and $3.0 million, respectively, to their other post-retirement benefit plans during the second quarter of 2005.

12.Subsequent Events

   On October 24, 2005, KU redeemed all outstanding shares of preferred stock. The Company paid $101 per share for the 4.75% Series and $102.939 per share for the 6.53% Series.

   On October 27, 2005, LG&E received an order issuing a new license to upgrade, operate and maintain the Ohio Falls Hydroelectric Project from the FERC. The license is issued to LG&E for a period of 40 years, effective November 11, 2005. LG&E intends to spend approximately $75 million to refurbish the facility and add approximately 20 Mw of generating capacity.

   On November 1, 2005, the Kentucky Commission approved the application of LG&E and KU to expand the Trimble County electric generating plant. The Companies plan to construct a 750-megawatt coal-fired generating unit at the plant. The unit is expected to cost about $1.1 billion and be completed by 2010. LG&E's and KU's share of LG&E Energy's total capital cost of $885 million for Trimble County Unit 2 is estimated to be $168 million and $717 million, respectively, through 2010. The Companies have not yet entered into final construction contracts. The Companies also need to obtain approval from the Kentucky State Board on Electric Generation and Transmission Siting, as well as obtain the air permit from the Kentucky Department of Air Quality, both of which are expected by the end of November 2005. In September 2005, the Kentucky Commission approved one of three transmission facilities for the additional Trimble County unit. The Companies expect to refile the applications for the remaining two transmission facilities in the fourth quarter.



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  General

The following discussion and analysis by management focuses on those factors that had a material effect on LG&E's and KU's financial results of operations and financial condition during the three and nine month periods ended September 30, 2005, and should be read in connection with the financial statements and notes thereto.

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

                             Executive Summary

LG&E and KU, subsidiaries of LG&E Energy (an indirect subsidiary of E.ON), are regulated public utilities. LG&E supplies electricity to approximately 395,000 customers and natural gas to approximately 320,000 customers in Louisville and adjacent areas in Kentucky. KU provides electric service to approximately 492,000 customers in over 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in southwestern Virginia and to less than 10 customers in Tennessee. KU also sells wholesale electric energy to 12 municipalities.

The mission of LG&E and KU is to build on our tradition and achieve world-class status providing reliable, low-cost energy services and superior customer satisfaction; and to promote safety, financial success and quality of life for our employees, communities and other stakeholders.

LG&E and KU's strategy focuses on the following:

  - Achieve scale as an integrated U.S. electric and gas business through organic growth
  -   Maintain excellent customer satisfaction
  -   Maintain best-in-class cost position versus U.S. utility companies
  -   Develop and transfer best practices throughout the company
  - Invest in infrastructure to meet expanding load and comply with increasing environmental requirements
  -   Achieve appropriate regulated returns on all investment
  -   Attract, retain and develop the best people
  - Act with a commitment to corporate social responsibility that enhances the well being of our employees, demonstrate environmental stewardship, promote quality of life in our communities and reflect the diversity of the society we serve

In a June 2004 order, the Kentucky Commission accepted the settlement agreements reached by the majority of the parties in the rate cases filed by LG&E and KU in December 2003. Under the ruling, the LG&E utility base electric rates have increased $43.4 million (7.7%) and base gas rates have increased $11.9 million (3.4%), on an annual basis. The rate increases took effect on July 1, 2004. Base electric rates at KU have increased $46.1 million (6.8%) annually. The 2004 increases were the first increases in electric base rates for LG&E and KU in 13 and 20 years, respectively; the previous gas rate increase for the LG&E gas utility took effect in September 2000.

With the installation of four combustion turbines at Trimble County in 2004, near-term regulated load growth in Kentucky is expected to be satisfied. However, the Integrated Resource Plan submitted by LG&E and KU to the Kentucky Commission in April 2005 indicated the requirement for additional base-load capacity in the longer-term. Consequently, LG&E and KU have begun development efforts for a new base-load coal-fired unit. Trimble County Unit 2, with a 732 Mw capacity rating, is expected to be jointly-owned by LG&E and KU (75% aggregate ownership) and IMEA and IMPA (25% aggregate ownership). Of their 75% (549 Mw) ownership, LG&E will own 19% (104 Mw) and KU will own 81% (445 Mw). An application for a construction CCN was filed with the Kentucky Commission and an air permit application was filed with the Kentucky Department of Air Quality in December 2004. A public hearing on the draft air permit application occurred in August 2005. The Kentucky Commission ruled favorably on the CCN application on November 1, 2005. The air permit is expected to be issued by the Kentucky Department of Air Quality in November 2005. LG&E's and KU's share of LG&E Energy's total capital cost of $885 million for Trimble County Unit 2 is estimated to be $168 million and $717 million, respectively, through 2010.

Three applications for transmission CCN's were filed with the Kentucky Commission in May 2005 for the construction of three transmission facilities to support Trimble County Unit 2. In September 2005, the Kentucky Commission approved one of the transmission facilities and denied the other two on the basis that the Companies did not sufficiently investigate alternative routes. The Kentucky Commission recognized the need for transmission upgrades contingent upon the approval of the generation CCN. The Companies expect to refile the applications in the fourth quarter with the additional supporting documentation requested by the Kentucky Commission.

In addition to the Trimble County Unit 2 project, another focus of major utility investment is environmental expenditures. In order to mitigate the declining SO2 allowance bank at KU over the next several years, KU filed with the Kentucky Commission in December 2004 an application for a CCN to construct four FGDs at an estimated cost of $658.9 million, which was approved in June 2005.

The Kentucky Commission opened an investigation into LG&E's and KU's membership in the MISO in July 2003. Should LG&E and KU be ordered to exit the MISO, an aggregate fee of up to $41 million could be imposed, depending on the timing and circumstances of actual withdrawal. On October 7, 2005, LG&E and KU filed an application with the FERC seeking the requisite authority to exit the MISO. This proceeding is expected to continue into 2006. At this time, LG&E and KU cannot predict the outcome or effects of the various Kentucky Commission and FERC proceedings, including whether they will have a material impact on the financial condition or the results of operations of the Companies.

The MISO implemented a day-ahead and real-time market (MISO Day 2), including a congestion management system, in April 2005. This system is similar to the LMP system currently used by the PJM RTO and contemplated in FERC's SMD NOPR. Ultimate financial consequences (changes in transmission revenues and costs) associated with the implementation of MISO Day 2 are subject to varying assumptions and calculations and are therefore difficult to estimate.

                          Results of Operations

The results of operations for LG&E and KU are affected by seasonal fluctuations in temperature and other weather-related factors. Because of these and other factors, the results of one interim period are not necessarily indicative of results or trends to be expected for the full year.

            Three Months Ended September 30, 2005, Compared to
                  Three Months Ended September 30, 2004

LG&E Results:

LG&E's net income increased $9.5 million (29%) for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to higher retail electric revenues resulting from warmer summer weather (cooling degree days were 29% higher than in 2004), higher wholesale revenues and lower income tax expense.

A comparison of LG&E's revenues for the three months ended September 30, 2005, with the three months ended September 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in millions)                                       Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                    $ 13.3       $(0.1)
 Environmental cost recovery surcharge                 0.7         -
 Earnings sharing mechanism                           (5.1)        -
 Variation in sales volume and other                  22.4        0.1
  Total retail sales                                  31.3         -
Wholesale sales                                       19.7         -
Other                                                  6.0       (0.2)
Total                                                $57.0      $(0.2)

Electric revenues increased $57.0 million (25%) in 2005 primarily due to:
-   Higher sales volume ($27.3 million) related to weather
-   Wholesale sales increased $19.7 million
    - Higher MISO related revenue ($13.1 million), due to MISO Day 2 RSGMWP, earned due to the MISO's dispatch of higher cost gas-fired units ($7.2 million) and a $12.6 million reclass to revenue from expense offset by a $6.7 million reclass to KU revenue for activity dating back to the inception of MISO Day 2
    - Higher wholesale revenues ($6.6 million), primarily due to 6% higher prices ($12.7 million) partially offset by 3% lower volumes
       ($6.1 million)
- Higher fuel supply adjustments ($13.3 million) due to significantly higher fuel costs
-   Lower MISO Day 1 transmission revenue ($1.3 million)

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $25.6 million (48%) in 2005 primarily due to:
  - Increased cost per Btu (42% higher), resulting in $23.6 million higher fuel costs. Fuel costs are significantly higher due to the MISO's dispatch of gas-fired units committed by the MISO's Reliability Assessment and Commitment process in the real-time market.
  - Increased generation (4% higher), resulting in $1.9 million higher fuel costs

  Power purchased increased $14.8 million (77%) in 2005 primarily due to:
  - Increased cost per Mwh (53% higher), resulting in $11.8 million higher costs
  - Increased Mwh purchases (15% higher), resulting in $2.9 million higher costs
  - Higher purchased power costs from the MISO due to unit outages totaled $9.2 million

Other operations and maintenance expenses increased $12.5 million (17%) in 2005.

  Other operation expenses increased $19.9 million (41%) in 2005 primarily due to:

  - Increased other power supply expenses ($18.7 million) due largely to MISO Day 2 costs ($19.0 million), including a $12.6 million reclass from expense to revenue for activity dating back to the inception of MISO Day 2 and $6.4 million administration charges and allocated charges from the MISO for Day 2 operations
  - Increased distribution costs ($3.1 million) largely due to the transfer of storm expenses in the third quarter of 2004 from operations expenses to maintenance expenses
  - Increased administrative and general expenses ($1.2 million) largely for increased employee benefit costs
  - Increased cost of gas losses due to the increase in the unit cost of natural gas ($0.6 million)
  - Decreased transmission expenses ($3.5 million), primarily MISO related. Prior to the MISO Day 2 market, most bilateral transactions required the purchase of transmission; however with the Day 2 market, most transactions are handled directly with MISO and no additional transmission is necessary.

  Maintenance expenses decreased $7.3 million (32%) in 2005 primarily due to:

  - Decreased distribution costs ($8.9 million) due to the transfer of storm expenses to from operations expenses to maintenance expenses in 2004 and lower storm costs in 2005
  -   Increased administrative and general maintenance ($1.3 million)
  -   Increased maintenance on combustion turbines ($0.4 million)

Depreciation and amortization expense increased $0.8 million (3%) in 2005 primarily due to additional plant in service.

Other expense - net decreased $1.9 million in 2005 primarily due to:
-   Decreased miscellaneous deductions ($1.4 million)
- Increased mark-to-market gains related to energy trading contracts ($0.6 million)

In total, interest expense increased $0.5 million (6%) in 2005 primarily due to:
-   Increased interest on variable-rate debt ($1.7 million)
-   Decreased interest costs on interest rate swaps ($0.8 million)
- Decreased interest due to refinancing fixed rate debt with variable rate debt ($0.4 million)

The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2005, was 2.54%, compared to 1.30% for the comparable period in 2004.

Variances in income tax expense are largely attributable to changes in pre-tax income, a reduction of previous accruals per final IRS audit, and a reduction in the statutory Kentucky income tax rate.

                                              Three Months   Three Months
                                                 Ended          Ended
                                             Sept. 30, 2005 Sept. 30, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         3.7           4.6
 Reduction of previous accruals per final
  IRS audit		                          (9.0)            -
 Amortization of investment and other
  tax credits    				   1.8)         (0.6)
 Other differences                                (1.2)         (0.7)
 Effective income tax rate                        26.7%         38.3%

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

See Part 1 - Item 1, Notes to Financial Statements, Note 6 for additional discussion of income taxes.

KU Results:

KU's net income decreased $3.1 million (9%) for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The decrease was primarily due to higher operation and maintenance expenses, partially offset by increased retail revenues as a result of warmer summer weather (cooling degree days were 77% higher than in 2004) and higher wholesale revenues.

A comparison of KU's revenues for the three months ended September 30, 2005, with the three months ended September 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                   Electric
(in millions)                                           Revenues

Retail sales:
 Fuel supply adjustments                                 $41.7
 Environmental cost recovery surcharge                     2.1
 Earnings sharing mechanism                               (5.1)
 Rates and rate structure                                  0.8
 Variation in sales volume and other                      19.4
 Total retail sales                                       58.9

Wholesale sales                                           36.7
Other                                                     (1.0)
Total                                                    $94.6

Electric revenues increased $94.6 million (37%) in 2005 primarily due to:
- Higher fuel supply adjustments ($41.7 million) due to higher cost of fuel used for generation and purchased power
-   Higher sales volumes ($23.6 million) due to weather
-   Wholesale sales increased $36.7 million
    - Higher wholesale revenues ($18.6 million), primarily due to 6% higher prices ($14.8 million) and 2% higher sales volume ($3.8 million)
    - Higher MISO related revenue ($18.1 million), due to MISO Day 2 RSGWMP, earned due to the MISO's dispatch of higher cost gas-fired units ($8.3 million), a $3.1 million reclass to revenue from expense and a $6.7 million reclass from LG&E revenue for activity dating back to the inception of MISO Day 2
-   Lower MISO Day 1 transmission revenue ($2.6 million)

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the FERC.

  Fuel for electric generation increased $40.3 million (52%) in 2005 primarily due to:
  - Increased cost per Btu (161% higher), resulting in $73.1 million higher fuel costs. Fuel costs are significantly higher due to the MISO's dispatch of gas-fired units committed by the MISO's Reliability Assessment and Commitment process in the real-time market.
  - Decreased generation (42% lower), resulting in $32.8 million lower fuel costs, primarily due to a major turbine overhaul at E.W. Brown Unit 3 and outage at Green River Unit 4

  Power purchased increased $31.6 million (95%) in 2005 primarily due to:
  - Increased cost per Mwh (89% higher), resulting in $30.5 million higher costs
  - Increased volumes of Mwh purchased (3% higher), resulting in $1.1 million higher costs
  - Higher purchased power costs from the MISO due to unit outages totaled $12.7 million

Other operations and maintenance expenses increased $25.9 million (48%) in 2005.

  Other operation expenses increased $20.3 million (54%) in 2005 primarily due to:
  -   Increased other power supply expenses due largely to MISO Day 2 costs
     	 ($19.0 million), including a $3.1 million reclass from expense to revenue for activity dating back to the inception of MISO Day 2 and $15.9 million of administration charges and allocated charges from the MISO for Day 2 operations
  - Increased administrative and general expenses ($2.4 million) largely the result of increased employee benefit costs
  - Decreased transmission expenses ($0.9 million), primarily MISO related. Prior to the MISO Day 2 market, most bilateral transactions required the purchase of transmission; however with the Day 2 market, most transactions are handled directly with MISO and no additional transmission is necessary.

  Maintenance expenses increased $6.4 million (53%) in 2005 primarily due to:

  - Increased distribution system costs ($2.4 million), the result of reclassifying $4.0 million in storm expenses in 2004 from maintenance to a regulatory asset
  - Increased steam generation maintenance ($2.1 million) due to outages at E.W Brown and Green River
  -   Increased administrative and general maintenance ($1.2 million)
  -   Increased combustion turbine expenses ($0.7 million)

  Property and other taxes decreased $0.8 million (18%).

Other (income) - net decreased $1.1 million (50%) in 2005 primarily due to:
-   Increased miscellaneous deductions $1.7 million.
- Increased mark-to-market gains related to energy trading contracts ($0.6 million)

In total, interest expense increased $0.6 million (9%) in 2005 primarily due to:
- Increased interest costs associated with the interest rate swaps ($1.1 million)
- Increased interest costs associated with variable rate debt ($0.6 million)
- Decreased interest costs due to refinancing fixed rate debt with variable rate debt ($0.4 million)
- Decreased interest costs due to refinancing first mortgage bonds with long-term debt from affiliates ($0.4 million)
- Decreased interest costs for mark-to-market of the interest rate swaps ($0.1 million)

The weighted average interest rate on variable-rate bonds for the three months ended September 30, 2005, was 2.54%, compared to 1.32% for the comparable period in 2004.

Variations in income tax expense are largely attributable to changes in pretax income and a reduction of previous accruals per final IRS audit.

                                            Three Months     Three Months
                                               Ended            Ended
                                           Sept. 30, 2005   Sept. 30, 2004
 Effective Rate
 Statutory federal income tax rate              35.0%           35.0%
 State income taxes net of federal benefit       4.6             4.1
 Reduction of previous accruals per final
  IRS audit                   	    	        (8.9)	 	  -
 EEI adjustment                                  6.3              -
 Amortization of investment and other
  tax credits    			        (0.9)           (1.0)
 Other differences                              (0.5)           (3.3)
 Effective income tax rate                      35.6%           34.8%

The reduced tax benefit in other differences for 2005 is attributable to the recognition of a deferred tax liability on the undistributed earnings from the Company's investment in EEI. In prior periods, the effective rate was reduced for the anticipated EEI dividends received deduction.

See Part 1 - Item 1, Notes to Financial Statements, Note 6 for additional discussion of income taxes.


             Nine Months Ended September 30, 2005, Compared to
                   Nine Months Ended September 30, 2004

LG&E Results:

LG&E's net income increased $29.9 million (40%) for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to the full period effect of the increase in electric and gas base rates effective July 1, 2004 increased electric sales volumes due to warmer summer weather and higher wholesale sales.

A comparison of LG&E's revenues for the nine months ended September 30, 2005, with the nine months ended September 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                               Electric     Gas
(in millions)                                       Revenues   Revenues

Retail sales:
 Fuel and gas supply adjustments                    $ 22.7     $ 12.4
 Environmental cost recovery surcharge                 4.3         -
 Earnings sharing mechanism                          (12.3)        -
 LG&E/KU merger surcredit                             (1.3)        -
 Rates and rate structure                             25.1        4.9
 Variation in sales volume and other                  22.4       (8.9)
  Total retail sales                                  60.9        8.4

Wholesale sales                                       56.1        9.2
Other                                                  6.4         -
Total                                               $123.4      $17.6

Electric revenues increased $123.4 million (20%) in 2005 primarily due to:
- Higher revenues due to an increase in rates and a change in rate structure ($25.1 million), related to the rate case order which took effect on July 1, 2004
-   Higher sales volumes ($32.7 million) due to weather
- Higher fuel supply adjustments ($22.7 million) due to higher cost of fuel used for generation and purchased power
-   Wholesale sales increased $56.1 million
    - Higher wholesale revenues ($43.0 million), primarily due to 5% higher prices ($30.5 million) and 2% higher sales volumes ($12.5 million)
    - Higher MISO related revenue ($13.1 million), due to MISO Day 2 RSGMWP, earned due to the MISO's dispatch of higher cost gas-fired units
-   Lower ESM revenues ($12.3 million)
-   Lower MISO Day 1 transmission revenue ($3.4 million)

During the second quarter of 2005, LG&E made out-of-period adjustments for estimated under collection of ECR revenues to be billed in subsequent periods. The adjustments were immaterial during all reporting periods involved (March 2003 through October 2004). As a result, year-to-date LG&E revenues were increased $4.8 million. Year-to-date net income was increased $2.9 million for LG&E.

Gas revenues increased $17.6 million (7%) in 2005 primarily due to:
- Higher revenues due to an increase ($12.4 million) in recovery of higher natural gas prices billed to customers through the gas supply clause
- Higher wholesale revenues ($9.2 million) due to 3% higher sales prices and 1% higher volumes
- Higher revenues due to an increase in rates and a change in rate structure ($4.9 million), related to the rate case order which took effect on July 1, 2004
-   Lower retail revenues ($8.9 million) due to lower retail volumes

Fuel for electric generation and gas supply expenses comprise a large component of LG&E's total operating expenses. LG&E's electric and gas rates contain a fuel adjustment clause and a gas supply clause, respectively, whereby increases or decreases in the cost of fuel and gas supply are reflected in retail rates, subject to the approval of the Kentucky Commission.

  Fuel for electric generation increased $53.3 million (34%) in 2005 primarily due to:
  - Increased cost per Btu (28% higher), resulting in $45.1 million higher fuel costs. Fuel costs are significantly higher due to the MISO's dispatch of gas-fired units committed by the MISO's Reliability Assessment and Commitment process in the real-time market.
  - Increased generation (5% higher), resulting in $8.2 million higher fuel costs

  Power purchased increased $35.7 million (54%) in 2005 primarily due to:
  -   Increased cost per Mwh (43%), resulting in $30.2 million higher costs
  - Increased volume of power purchased (8%), resulting in $5.5 million higher costs
  - Higher purchased power costs from the MISO due to unit outages totaled $9.8 million

 Gas supply expenses increased $9.6 million (5%) in 2005 primarily due to:
  -   Increased cost of purchases for wholesale sales ($8.3 million)
  -   Increased cost per MCF ($1.6 million)
  - Decreased volume of gas delivered to the distribution system ($0.4 million)


Other operations and maintenance expenses increased $0.3 million (less than 1%) in 2005.

  Other operation expenses increased $0.7 million (less than 1%) in 2005 primarily due to:
  -   Increased power supply expenses ($10.8 million) due largely to MISO Day
       2 costs ($11.6 million) of administration charges and allocated charges from the MISO for Day 2 operations
  - Increased steam power costs ($2.5 million) due primarily to increased scrubber reactant expenses
  - Increased gas storage losses ($1.4 million) due to the increased unit cost of natural gas
  - Decreased transmission expenses ($9.0 million), primarily MISO related. Prior to the MISO Day 2 market, most bilateral transactions required the purchase of transmission; however with the Day 2 market, most transactions are handled directly with MISO and no additional transmission is necessary.
  - Decreased distribution costs ($4.5 million) due to significantly lower storm expenses in 2005
  -   Decreased administrative and general expenses ($0.7 million)

  Maintenance expenses decreased $0.6 million (1%) in 2005 primarily due to:
  - Decreased distribution expenses ($8.1 million) due to significantly lower storm costs in 2005
  - Increased administrative and general expenses ($3.9 million) primarily for information technology expenses charged to operations in 2004
  - Increased steam generation costs ($2.5 million) due to boiler and pollution control equipment repairs
  -   Increased repairs to combustion turbines ($0.8 million)
  -   Increased repairs to gas distribution facilities $(0.4 million)

Depreciation and amortization increased $7.0 million (8%) primarily due to additional plant in service.

Other expense - net decreased $2.9 million in 2005 primarily due to:
- Increased mark-to-market gains related to energy trading contracts ($1.7 million)
-   Decreased miscellaneous deductions ($1.3 million)

In total, interest expense increased $2.2 million (9%) in 2005 primarily due to:
-   Increased interest on variable-rate debt ($4.9 million)
-   Increased interest on money pool debt ($0.6 million)
-   Increased interest on customer deposits ($0.6 million)
-   Decreased interest costs on interest rate swaps ($2.3 million)
-   Decreased interest on affiliated loans with Fidelia ($0.8 million)
- Decreased interest due to refinancing fixed rate debt with variable rate debt ($0.5 million)
-   Decreased interest on income taxes ($0.3 million)

The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2005, was 2.36%, compared to 1.14% for the comparable period in 2004.

Variances in income tax expense are largely attributable to changes in pre-tax income, reduction of previous accruals per final IRS audit and a reduction in the statutory Kentucky rate.

                                              Nine Months    Nine Months
                                                 Ended          Ended
                                             Sept. 30, 2005 Sept. 30, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         4.3           5.2
 Reduction of previous accruals per final
  IRS audit				          (3.4)          0.0
 Amortization of investment and other
  tax credits  				          (2.0)         (2.7)
 Other differences                                (1.4)         (0.2)
 Effective income tax rate                        32.5%         37.3%

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

See Part 1 - Item 1, Notes to Financial Statements, Note 6 for additional discussion of income taxes.



KU Results:

KU's net income decreased $7.8 million (8%) for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The decrease was primarily due higher operations and maintenance expenses partially offset by the increase in base rates effective July 1, 2004, and higher retail and wholesale sales.

A comparison of KU's revenues for the nine months ended September 30, 2005, with the nine months ended September 30, 2004, reflects increases and (decreases) which have been segregated by the following principal causes:

Cause                                                   Electric
(in millions)                                           Revenues

Retail sales:
 Fuel supply adjustments                                 $77.4
 Environmental cost recovery surcharge                     8.9
 Earnings sharing mechanism                              (13.5)
 LG&E/KU merger surcredit                                 (1.8)
 Rates and rate structure                                 27.6
 Variation in sales volume and other                      20.1
 Total retail sales                                      118.7

Wholesale sales                                           57.5
Other                                                     (9.9)
Total                                                   $166.3

Electric revenues increased $166.3 million (23%) in 2005 primarily due to:
- Higher fuel supply adjustments ($77.4 million) due to higher cost of fuel used for generation and purchased power
-   Wholesale sales increased $57.5 million
    - Higher wholesale revenues ($39.4 million), primarily due to 5% higher prices ($36.6 million) and less than 1% higher sales volumes
       ($2.8 million)
    - Higher MISO related revenue ($18.1 million), due to MISO Day 2 RSGMWP, earned due to the MISO's dispatch of higher cost gas-fired units
- An increase in rates and a change in rate structure ($27.6 million), related to the rate case order which took effect on July 1, 2004
-   Higher sales volumes ($24.3 million) due to weather
- Lower revenues due to the discontinuation of the earnings sharing mechanism (ESM) in the first quarter of 2005 ($13.5 million)
-   Lower MISO Day 1 transmission revenue ($6.7 million)

During the second quarter of 2005, KU made out-of-period adjustments for estimated over collection of ECR revenues to be billed in subsequent periods. The adjustments were immaterial during all reporting periods involved (May 2003 through January 2005). As a result, year-to-date KU revenues were decreased $2.4 million. Year-to-date net income in the current period was reduced $1.5 million for KU.

Fuel for electric generation comprises a large component of KU's total operating expenses. KU's electric rates contain a fuel adjustment clause, whereby increases or decreases in the cost of fuel are reflected in retail rates, subject to the approval of the Kentucky Commission, the Virginia State Corporation Commission, and the FERC.

  Fuel for electric generation increased $74.1 million (34%) in 2005 primarily due to:
  - Increased cost per Btu (32% higher), resulting in $70.5 million higher fuel costs. Fuel costs are significantly higher due to the MISO's dispatch of gas-fired units committed by the MISO's Reliability Assessment and Commitment process in the real-time market.
  - Increased generation (2% higher), resulting in $3.5 million higher fuel costs.

  Power purchased increased $56.0 million (53%) in 2005 primarily due to:
  - Increased cost per Mwh (41% higher), resulting in $46.5 million higher costs.
  - Increased volumes of Mwh purchased (9% higher), resulting in $9.4 million higher costs.
  - Higher purchased power costs from the MISO due to unit outages totaled $15.5 million


Other operations and maintenance expenses increased $39.8 million (24%) in 2005.

  Other operation expenses increased $23.3 million (21%) in 2005 primarily due to:
  - Increased power supply costs ($22.5 million) due largely to MISO Day 2 costs ($22.4 million) administration charges and allocated charges from the MISO for Day 2 operations
  - Increased administrative and general costs ($2.4 million) due to increases in customer accounts and collection expenses
  - Decreased transmission expense ($1.6 million), primarily MISO related. Prior to the MISO Day 2 market, most bilateral transactions required the purchase of transmission; however with the Day 2 market, most transactions are handled directly with MISO and no additional transmission is necessary.

  Maintenance expenses increased $17.6 million (43%) in 2005 primarily due to:
  - Increased steam generation maintenance ($9.1 million) due to outages at E.W. Brown, Ghent and Green River.
  - Increased distribution system costs ($4.0 million), the result of reclassifying $4.0 million in storm expenses in 2004 from maintenance to a regulatory asset.
  - Increased administrative and general expenses ($3.3 million) primarily for information technology expenses charged to operations in 2004.
  -   Increased combustion turbine expenses ($0.8 million).
  -   Increased transmission line maintenance ($0.3 million).

  Property and other taxes decreased $1.1 million.

Other (income) - net decreased $0.7 million (18%) in 2005 primarily due to:
-   Decreased miscellaneous deductions ($2.4 million)
- Increased mark-to-market gains related to energy trading contracts ($1.7 million)

Depreciation and amortization increased $5.8 million (7%) primarily due to additional plant in service.

In total, interest expense increased $3.3 million (18%) in 2005 primarily due to:
  -   Increased interest costs on interest rate swaps ($1.9 million).
  -   Increased interest on variable rate debt ($1.8 million).
  - Increased interest costs associated with the mark-to-market of the interest rate swaps ($1.5 million).
  - Decreased interest costs due to refinancing fixed rate debt with variable rate debt ($1.3 million).
  - Decreased interest costs from refinancing first mortgage bonds with long-term debt from affiliates ($0.6 million).

The weighted average interest rate on variable-rate bonds for the nine months ended September 30, 2005, was 2.39%, compared to 1.16% for the comparable period in 2004.

Variations in income tax expense are largely attributable to changes in pretax income and a reduction of previous accruals per final IRS audit.

                                            Nine Months      Nine Months
                                               Ended            Ended
                                           Sept. 30, 2005   Sept. 30, 2004
 Effective Rate
 Statutory federal income tax rate              35.0%           35.0%
 State income taxes net of federal benefit       4.7             5.3
 Reduction of previous accruals per
  final IRS audit                               (3.2)            0.0
 EEI adjustment                                  2.3             0.0
 Amortization of investment and
  other tax credits            			(0.9)           (1.0)
 Other differences                              (1.4)           (2.3)
 Effective income tax rate                      36.5%           37.0%

The reduced tax benefit in other differences for 2005 is attributable to the recognition of a deferred tax liability on the undistributed earnings from the Company's investment in EEI. In prior periods, the effective rate was reduced for the anticipated EEI dividends received deduction.

See Part 1 - Item 1, Notes to Financial Statements, Note 6 for additional discussion of income taxes.


Liquidity and Capital Resources

LG&E and KU's needs for capital funds are largely related to the construction of plant and equipment necessary to meet the needs of electric and gas utility customers, in addition to debt service requirements and dividend payments. Internal and external lines of credit are maintained to fund short-term capital requirements. LG&E and KU believe that such sources of funds will be sufficient to meet the needs of the business in the foreseeable future.

At September 30, 2005, LG&E and KU were in a negative working capital position in part because of the classification of certain variable-rate pollution control bonds that are subject to tender for purchase at the option of the holder as current portion of long-term debt. LG&E and KU expect to cover any working capital deficiencies with cash flow from operations, money pool borrowings and borrowings from Fidelia.

Construction expenditures for the nine months ended September 30, 2005, amounted to $95.0 million for LG&E and $76.3 million for KU. At LG&E, expenditures include connection of new customers ($9.8 million), expenditures to improve boiler and other generation equipment ($9.6 million), enhancements/upgrades to distribution equipment ($9.6 million), pollution control facilities ($5.7 million), a new transmission line ($2.4 million) and gas main replacements ($2.2 million). At KU, expenditures included improvements to boiler and other generation equipment ($14.8 million), connection of new customers ($8.4 million), enhancements/upgrades to distribution equipment ($6.6 million) and pollution control facilities ($3.4 million). The expenditures were financed with internally generated funds.

LG&E's and KU's cash balances decreased $1.0 million and $0.4 million, respectively, during the nine months ended September 30, 2005, primarily due to the payment of dividends and repayments of debt and construction expenditures, partially offset by higher cash provided by operating activities.

Variations in accounts receivable, accounts payable and inventories are generally not significant indicators of LG&E's and KU's liquidity. Such variations are primarily attributable to seasonal fluctuations in weather, which have a direct effect on sales of electricity and natural gas. The decrease in accounts receivable at LG&E was primarily due to the seasonal impact of decreased gas sales. The increase in LG&E's gas stored underground relates to an increase in the average unit cost of gas in inventory.

Interest rate swaps are used to hedge LG&E's and KU's underlying variable-rate debt obligations. These swaps hedge specific debt issuances and, consistent with management's designation, are accorded hedge accounting treatment. As of September 30, 2005, LG&E had swaps with a combined notional value of $211.3 million and KU had one swap with a notional value of $53.0 million. LG&E's swaps exchange floating-rate interest payments for fixed-rate interest payments to reduce the impact of interest rate changes on LG&E's pollution control bonds. KU's swap effectively converts fixed-rate obligations on KU's first mortgage bonds Series P to variable-rate obligations.

In June 2005, a KU interest rate swap with a notional amount of $50 million was terminated by the counterparty pursuant to the terms of the swap agreement. KU received a payment of $1.9 million in consideration for the termination of the agreement. KU also called the underlying debt (First Mortgage Bond Series R) and paid a call premium of $1.9 million. The swap was fully effective upon termination, therefore, no impact on earnings occurred as a result of the bond call and related swap termination.

In February 2005, an LG&E interest rate swap with a notional amount of $17 million matured. The swap was fully effective upon expiration, therefore, the impact on earnings and other comprehensive income from the swap maturity was less than $0.1 million.

At September 30, 2005, LG&E's and KU's percentage of debt having a variable rate, including the impact of interest rate swaps, was 47.8% ($419.6 million) and 45.1% ($344.1 million), respectively.

Under the provisions for LG&E's variable-rate pollution control bonds, Series S, T, U, BB, CC, DD and EE, and KU's variable-rate pollution control bonds Series 10, 12, 13, 14, and 15, the bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events, causing the bonds to be classified as current portion of long-term debt in the Balance Sheets. The average annualized interest rate for these bonds during the three and nine months ending September 30, 2005 was 2.63% and 2.36%, respectively, for LG&E and 2.59% and 2.40%, respectively, for KU.

During June 2005, LG&E renewed five revolving lines of credit with banks totaling $185 million. There was no outstanding balance under any of these facilities at September 30, 2005. The Company expects to renew these facilities prior to their expiration in June 2006.

LG&E, KU and LG&E Energy participate in an intercompany money pool agreement. Details of the balances at September 30, 2005 and September 30, 2004 were as follows:

                    Total Money      Amount     Balance     Average
   ($ in millions) Pool Available Outstanding Available Interest Rate September 30, 2005:
   LG&E               $400.0         $56.6      $343.4         3.64%
   KU                 $400.0         $31.8      $368.2         3.64%

   September 30, 2004:
   LG&E               $400.0         $40.7      $359.3         1.60%
   KU                 $400.0         $29.8      $370.2         1.60%

LG&E Energy maintains a revolving credit facility totaling $200 million with an affiliated company, E.ON North America, Inc., to ensure funding availability for the money pool. The balance outstanding on this facility at September 30, 2005 was $65.4 million.

Redemptions and maturities of long-term debt year-to-date through September 30, 2005, are summarized below:

    ($ in millions)
                                      Principal        Secured/
   Year Company  Description           Amount   Rate   Unsecured Maturity

   2005 LG&E     Pollution control bonds $40.0  5.90%  Secured   Apr 2023
   2005 LG&E     Due to Fidelia          $50.0  1.53%  Secured   Jan 2005
   2005 LG&E     Mand. Red. Pref. Stock   $1.3  5.875% Unsecured Jul 2005
   2005 KU       First mortgage bonds    $50.0  7.55%  Secured   Jun 2025

Issuances of long-term debt year-to-date through September 30, 2005, are summarized below:

   ($ in millions)
                                      Principal        Secured/
   Year Company  Description           Amount   Rate   Unsecured Maturity

   2005 LG&E    Pollution control bonds $40.0  Variable Secured   Feb 2035
   2005KU       Pollution control bonds $13.3  Variable Secured   Jun 2035
   2005KU       Due to Fidelia          $50.0    4.735% Unsecured Jul 2015


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

Security ratings as of September 30, 2005, were:

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

Capitalization ratios at September 30, 2005, and December 31, 2004, follow:

                                     LG&E		  KU
                             Sept. 30,  Dec. 31,   Sept. 30,  Dec. 31,
                                2005     2004        2005      2004

Long-term debt
  (including current portion)  30.3%     30.5%       19.4%     22.2%
Long-term debt to
 affiliated company
 (including current portion)   11.5      14.1        21.2      18.8
Notes payable to affiliated
 companies 		        2.9       3.0         1.7       2.0
Preferred stock                 3.6       3.6         2.2       2.2
Common equity                  51.7      48.8        55.5      54.8
Total                         100.0%    100.0%      100.0%    100.0%

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

The potential change in interest expense associated with a 1% change in base interest rates of LG&E's and KU's unswapped variable debt is estimated at $4.2 million and $3.4 million, respectively, at September 30, 2005. LG&E's and KU's exposure to floating interest rates did not materially change during the first nine months of 2005.

The potential loss in fair value of LG&E's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $18.0 million as of September 30, 2005. The potential loss in fair value of KU's interest rate swaps resulting from a hypothetical 1% change in base interest rates is estimated at approximately $0.8 million as of September 30, 2005. These estimates are derived from third-party valuations. Changes in the market values of these swaps, if held to maturity, will have no effect on LG&E's or KU's net income or cash flow.

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

Energy Risk Management Activities

LG&E conducts energy trading and risk management activities to maximize the value of power sales from physical assets it owns, in addition to the wholesale sale of excess asset capacity. Certain energy trading activities are accounted for on a mark-to-market basis in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities. Wholesale sales of excess asset capacity are treated as normal sales under SFAS No. 133 and SFAS No. 138 and are not marked to market.

The rescission of EITF No. 98-10 for fiscal periods ending after December 15, 2002, had no impact on LG&E's energy trading and risk management reporting as all contracts marked to market under EITF No. 98-10 are also within the scope of SFAS No. 133.

Since the inception of the MISO Day 2 market in April 2005, LG&E and KU have been eligible to receive Financial Transmission Rights (FTRs) from MISO. FTRs are assigned by MISO to market participants for a 12 month period of time beginning June 1, 2006 for off-peak and peak periods based on each market participant's share of generation. FTRs entitle the holder to manage price risk associated with hourly market price fluctuations caused by transmission congestion. The value of FTRs is determined by the transmission congestion charges that arise when the transmission grid is congested in the day-ahead market. Holders of FTRs use them to cover charges assessed for congestion in the hourly market, while market participants without FTRs must pay congestion costs in order to obtain less expensive power through the transmission system. FTRs are obtained through an allocation from MISO, however, they can also be bought and sold. Although FTRs are financial instruments they are not marked to market under SFAS No. 133 due to the lack of liquidity in the forward market.

The table below summarizes LG&E's and KU's energy risk management activities for the three months and nine months ended September 30, 2005, and 2004. Volumes are allocated evenly between LG&E and KU.

                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,       September 30,
                                       2005     2004       2005     2004

(in millions)
Fair value of contracts at beginning of
 period, net asset/(liability)          $   -  $ 0.5      $(0.2)   $ 0.6
 Fair value of contracts when entered
   into during the period                 0.2   (0.1)       0.2     (0.1)
 Contracts realized or otherwise
   settled during the period                -   (0.4)       0.2     (0.7)
 Changes in fair value due to
   changes in assumptions                   -    0.1          -      0.3
Fair value of contracts at end of period,
 net asset                              $ 0.2  $ 0.1      $ 0.2    $ 0.1

No changes to valuation techniques for energy risk management activities occurred during 2005 or 2004. Changes in market pricing, interest rate and volatility assumptions were made during all periods. The outstanding mark-to-market value is sensitive to changes in prices, price volatilities, and interest rates. The Companies estimate that a movement in prices of $1 and a change in interest and volatilities of 1% would result in a change in the mark-to-market value of less than $0.1 million. All contracts outstanding at September 30, 2005, have a maturity of less than one year and are valued using prices actively quoted for proposed or executed transactions or quoted by brokers.

LG&E and KU maintain policies intended to minimize credit risk and revalue credit exposures daily to monitor compliance with those policies. As of September 30, 2005, 100% of the transactions marked-to-market according to SFAS No. 133 were with counterparties rated BBB-/Baa3 equivalent or better.

Item 4.  Controls and Procedures.

LG&E and KU maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Companies in reports they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. LG&E and KU conducted an evaluation of such controls and procedures under the supervision and with the participation of the Companies' management, including the Chairman, President and Chief Executive Officer
(CEO) and the Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that the Companies' disclosure controls and procedures are effective as of the end of the period covered by this report.

LG&E and KU are not accelerated filers under the Sarbanes-Oxley Act of 2002 and associated rules (the Act) and consequently anticipate issuing Management's Report on Internal Control over Financial Reporting pursuant to Section 404 of the Act in their first periodic report covering the fiscal year ended December 31, 2007, as permitted by SEC rulemaking.

In preparation for required reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Companies are conducting a thorough review of their internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Companies have made internal controls enhancements and will continue to make future enhancements to their internal controls over financial reporting. On April 1, 2005, the MISO Day 2, a day-ahead and real-time energy market, became effective which impacted the Companies' regulated electric generation operations and purchased power. In connection with the implementation of MISO Day 2, LG&E and KU have implemented a new software system and modified existing processes to facilitate participation in, and validate resultant settlements from the MISO market. Apart from this change, there have been no other changes in the Companies' internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.



                        Part II.  Other Information

Item 1.  Legal Proceedings.

For a description of the significant legal proceedings involving LG&E and KU, reference is made to the information under the following items and captions of LG&E's and KU's respective combined Annual Report on Form 10-K for the year ended December 31, 2004: Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 8, Financial Statements and Supplementary Data in Note 11. Reference is also made to the matters described in Notes 5 and 10 of Part I, Item 1 of LG&E's and KU's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, June 30, 2005, and this 10-Q, respectively. Except as described herein, to date, the proceedings reported in LG&E's and KU's respective combined Annual Report on Form 10-K have not materially changed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(c)

LG&E has an existing $5.875 series of mandatorily redeemable preferred stock outstanding having a current redemption price of $100 per share. The preferred stock has a sinking fund requirement sufficient to retire a minimum of 12,500 shares on July 15 of each year commencing with July 15, 2003, and a minimum of 187,500 shares on July 15, 2008 at $100 per share. LG&E redeemed 12,500 shares in accordance with these provisions on July 15, 2005, leaving 212,500 shares currently outstanding. Beginning with the three months ended September 30, 2003, LG&E reclassified, at fair value, its $5.875 series preferred stock as long-term debt with the minimum shares mandatorily redeemable within one year classified as current portion of long-term debt. Dividends accrued beginning July 1, 2003 are charged as interest expense, pursuant to SFAS No. 150.

                   July 2005          August 2005        September 2005

Total number of    12,500             n/a                n/a
shares (or units)  ($5.875 Pref.)
purchased

Average price      $100               n/a                n/a
paid per share
(or unit)

Total number of    12,500             n/a                n/a
shares (or units)  ($5.875 Pref.)
purchased as part
of publicly
announced plans
or programs

Maximum number     212,500            n/a                n/a
(or approximate    ($5.875 Pref.)
dollar value) of
shares (or units)
that may yet be
purchased under
the plans or
programs



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


Louisville Gas and Electric Company
Registrant


Date:  November 9, 2005         /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 9, 2005         /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)