Form 10-Q/A
period 2005-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2005-11-14
CIK 55387, 60549

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A


(Mark One)                  AMENDMENT NO. 1 TO
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

Louisville Gas and Electric Company - 21,294,223 shares, without par value, as of October 31,2005, all held by LG&E Energy LLC

Kentucky Utilities Company - 37,817,878 shares, without par value, as of October 31, 2005, all held by LG&E Energy LLC

This combined Form 10-Q/A is separately filed by Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein related to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information related to the other registrants.


                             EXPLANATORY NOTE


Kentucky Utilities Company is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2005, to reflect a correction to information contained in a single paragraph as described below in Part 1,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") of the original Form 10-Q. For reasons not understood by the Company, the final version of Kentucky Utility Company's original Form 10-Q did not agree with the Edgarized version. This filing modifies the originally filed document to agree with the final version. Except as described in this Explanatory Note, no other MD&A information and no other information included in the original Form 10-Q ("Original Filing") is amended hereby.

As reflected in this Form 10-Q/A, the below-excerpted paragraph in KU's "Results of Operations" for the "Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004" contains corrections to each of the two sub-paragraphs (bullet-points). The paragraph, as corrected, reads as follows:


  Fuel for electric generation increased $40.3 million (52%) in 2005 primarily due to:

      - Increased cost per Btu (36% higher), resulting in $31.2 million higher fuel costs. Fuel costs are significantly higher due to the MISO's dispatch of gas-fired units committed by the MISO's Reliability Assessment and Commitment process in the real-time market.
      - Increased generation (12%) higher, resulting in $9.0 million higher fuel costs, primarily due to higher dispatch of gas-fired units


While this combined Form 10-Q/A contains information relating to Louisville Gas and Electric Company due to the combined nature of its reporting documents and process with its sister company, KU, no change or amendment is hereby made to any LG&E information or items contained in that company's original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed and re-furnished, respectively, as of the date of this Form 10Q/A and are attached to Amendment No. 1 as Exhibits 31.1, 31.2, 31.3, 31.4 and 32, respectively.

For the convenience of the reader, Amendment No. 1 sets forth the Original Filing in its entirety. However, except as described above, no other information in the Original Filing is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures in any way other than as required to reflect the amendments as described above and set forth below.



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






                             TABLE OF CONTENTS

                                  PART I


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
       LOUISVILLE GAS AND ELECTRIC COMPANY
        STATEMENTS OF INCOME                                             1
        STATEMENTS OF RETAINED EARNINGS                                  1
        BALANCE SHEETS                                                   2
        STATEMENTS OF CASH FLOWS                                         4
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                         5

       KENTUCKY UTILITIES COMPANY
        STATEMENTS OF INCOME                                             6
        STATEMENTS OF RETAINED EARNINGS                                  6
        BALANCE SHEETS                                                   7
        STATEMENTS OF CASH FLOWS                                         9
        STATEMENTS OF OTHER COMPREHENSIVE INCOME                        10

       NOTES TO FINANCIAL STATEMENTS                                    11

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.                                       25

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.      39
ITEM 4.CONTROLS AND PROCEDURES.                                         41
                                  PART II
ITEM 1.LEGAL PROCEEDINGS.                                               42
ITEM 6.EXHIBITS                                                         43
       SIGNATURES                                                       44

       EXHIBITS                                                         45


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


                    Louisville Gas and Electric Company
                          Balance Sheets (cont.)
                                (Unaudited)
                              (Millions of $)

                      CAPITALIZATION AND LIABILITIES


                                                  September 30, December 31,
                                                       2005         2004

CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)           $247.5       $247.5
Current portion of long-term debt to
 affiliated company (Note 8)                             -          50.0
Notes payable to affiliated companies (Note 8)         56.6         58.2
Accounts payable                                      107.5        106.1
Accounts payable to affiliated companies (Note 9)      57.8 	    31.7
Accrued income taxes                                     -           6.2
Customer deposits                                      16.7         14.0
Other                                                    -          18.5
 Total current liabilities                            486.1        532.2

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes - net               324.4        347.2
Investment tax credit, in process of amortization      43.1 	    46.2
Accumulated provision for pensions
 and related benefits                                 123.2        120.6
Customer advances for construction                      9.6         10.6
Asset retirement obligation                            10.7         10.3
Regulatory liabilities (Note 5):
 Accumulated cost of removal of utility plant         218.8        220.2
 Deferred income taxes - net (Note 6)                  52.7         37.2
 Other                                                  9.5         15.0
Other                                                  32.2         29.4
 Total deferred credits and other liabilities         824.2        836.7

CAPITALIZATION:
Common stock, without par value -
 Outstanding 21,294,223 shares                        425.2        425.2
Common stock expense                                   (0.8)        (0.8)
Additional paid-in capital                             40.0         40.0
Accumulated other comprehensive loss                  (47.5)       (45.6)
Retained earnings                                     596.7        534.0
 Total common equity                                1,013.6        952.8

Cumulative preferred stock                             70.4         70.4
Mandatorily redeemable preferred stock                 20.0         21.3
Long-term debt (Note 8)                               328.1        328.1
Long-term debt to affiliated company (Note 8)         225.0        225.0
 Total capitalization                               1,657.1      1,597.6

Total capital and liabilities                      $2,967.4     $2,966.5

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

Gain (loss) on derivative instruments
 and hedging activities - net of
 tax benefit / (expense) of
 $(3.1), $3.6, $0.9 and
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



                        Kentucky Utilities Company
                           Statements of Income
                                (Unaudited)
                              (Millions of $)


                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       2005     2004       2005     2004

OPERATING REVENUES                   $347.2   $252.6     $898.7   $732.4

OPERATING EXPENSES:
Fuel for electric generation          118.5     78.2      290.0    215.9
Power purchased                        64.8     33.2      161.1    105.1
Other operation and maintenance
 expenses   			       80.1     54.2      206.3    166.5
Depreciation and amortization          28.4     29.1       86.1     80.3
 Total operating expenses             291.8    194.7      743.5    567.8

NET OPERATING INCOME                   55.4     57.9      155.2    164.6

Other income - net                     (1.1)    (2.2)      (3.3)    (4.0)
Interest expense (Note 3)               3.1      3.2       10.1      7.6
Interest expense to affiliated
 companies (Note 9)                     4.2      3.5       11.4     10.6

NET INCOME BEFORE INCOME TAXES         49.2     53.4      137.0    150.4

Federal and state income
 taxes (Note 6)         	       17.5     18.6       50.0     55.6

NET INCOME                           $ 31.7   $ 34.8     $ 87.0   $ 94.8

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




                        Kentucky Utilities Company
                         Statements of Cash Flows
                                (Unaudited)
                              (Millions of $)


                                                       Nine Months Ended
                                                         September 30,
                                                       2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  87.0      $  94.8
Items not requiring cash currently:
 Depreciation and amortization                         86.1         80.3
 Value delivery team amortization                       8.8          8.8
 Change in fair value of derivative instruments        (5.5)	    (0.4)
 Other                                                  8.4          8.2
Changes in current assets and liabilities             (13.1)         3.2
Changes in accounts receivable securitization-net        -         (50.0)
Earnings sharing mechanism receivable                   3.1          4.9
Pension funding (Note 11)                                -         (43.4)
Provision for post-retirement benefits                  3.1         (3.4)
Litigation settlement                                    -          11.4
Fuel adjustment clause receivable                     (18.4)        (1.1)
Other                                                  (2.0)         4.3
 Net cash provided by operating activities            157.5        117.6

CASH FLOWS USED IN INVESTING ACTIVITIES:
Change in restricted cash                             (13.3)         -
Construction expenditures                             (76.3)      (104.0)
Other                                                    -          (1.9)
 Net cash flows used for investing activities         (89.6)      (105.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings from affiliated
 company (Note 8)    			               50.0 	    50.0
Short-term borrowings from affiliated
 company (Note 8) 			              462.3	   380.5
Repayment of long-term debt                             -            -
Repayment of short-term borrowings
 from affiliated company (Note 8)                    (465.4)      (393.9)
Proceeds from issuance of pollution control bonds      13.3          -
Retirement of pollution control bonds                 (50.0)        (4.8)
Repayment of other borrowings (Note 8)                (26.7)         -
Payment of dividends                                  (51.8)       (43.7)

 Net cash flows used for financing activities         (68.3)       (11.9)

CHANGE IN CASH AND CASH EQUIVALENTS                    (0.4)        (0.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4.6          4.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4.2      $   4.7

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Income taxes                                         $58.3        $40.8
 Interest on borrowed money                             5.1          9.2
 Interest to affiliated companies on borrowed money     6.7	     9.3

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

2. Mergers and Acquisitions

   On July 1, 2002, E.ON completed its acquisition of Powergen, including LG&E Energy, for approximately 5.1 billion pounds sterling ($7.3 billion). As a result of the acquisition, LG&E Energy became a wholly-owned subsidiary of E.ON and, as a result, LG&E and KU also became indirect subsidiaries of E.ON. LG&E and KU have continued their separate identities and serve customers under their existing names. The preferred stock and debt securities of LG&E and KU were not affected by this transaction and the utilities continue to file
   SEC reports. Following the acquisition, E.ON became a registered holding company under PUHCA (for discussion of recent changes to PUHCA, see EPAct 2005 under Note 5). LG&E and KU, as subsidiaries of a registered holding company, are subject to additional regulations under PUHCA. In March 2003, E.ON, Powergen and LG&E Energy completed an administrative reorganization to move the LG&E Energy group from an indirect Powergen subsidiary to an indirect E.ON subsidiary. In early 2004, LG&E Energy commenced direct reporting arrangements to E.ON.

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

   The following regulatory assets and liabilities were included in LG&E's balance sheets as of September 30, 2005 and December 31, 2004:

                    Louisville Gas and Electric Company
                                (Unaudited)
                                           September 30,December 31,
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

   Redemptions and maturities of long-term debt year-to-date through September 30, 2005, are summarized below:

   ($ in millions)
                                    Principal       Secured/
   Year Company  Description         Amount   Rate  Unsecured  Maturity

   2005 LG&E  Pollution control bonds $40.0  5.90%  Secured    Apr 2023
   2005 LG&E  Due to Fidelia          $50.0  1.53%  Secured    Jan 2005
   2005 LG&E  Mand. Red. Pref. Stock   $1.3  5.875% Unsecured  Jul 2005
   2005 KU    First mortgage bonds     50.0  7.55%  Secured    Jun 2025

   Issuances of long-term debt year-to-date through September 30, 2005, are summarized below:

   ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured  Maturity

   2005 LG&E  Pollution control bonds $40.0 Variable Secured   Feb 2035
   2005 KU    Pollution control bonds $13.3 Variable Secured   Jun 2035
   2005 KU    Due to Fidelia          $50.0   4.735% Unsecured Jul 2015


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

   Electric Purchases

    LG&E and KU intercompany electric revenues and purchased power expense from affiliated companies for the three months and nine months ended September 30, 2005, and 2004, were as follows:

                                   Three months ended  Nine months ended
                                      September 30,      September 30,
     (in millions)                     2005     2004    2005     2004
     LG&E
     Electric operating revenues
      from KU			      $14.8   $ 10.1    $61.5    $40.6
     Purchased power from KU           15.9     12.2     64.6     42.9

     KU
     Electric operating revenues
      from LG&E			      $15.9   $ 12.2    $64.6    $42.9
     Purchased power from LG&E         14.8     10.1     61.5     40.6

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

11.Pension and Other Post-retirement Benefit Plans

   The following table provides the components of net periodic benefit cost for pension and other benefit plans for the three months and nine months ended September 30, 2005 and 2004:

   LG&E
                                  Three months ended  Nine months ended
                                      September 30,     September 30,
   (in millions)                      2005     2004    2005     2004

   Pension and Other Benefit Plans:
   Components of net period benefit
    cost
     Service cost                    $ 1.3    $ 1.0   $ 4.4    $ 4.0
     Interest cost                     5.1      4.9    17.3     20.0
     Expected return on plan assets   (4.8)    (4.5)  (16.1)   (18.2)
     Amortization of prior service
      cost		               1.1       -      3.6       -
     Amortization of transition
      obligation 		        -       1.0      -       3.8
   Recognized actuarial loss           0.6      0.5     2.0      2.1
   				     $ 3.3    $ 2.9   $11.2    $11.7
   KU
                                   Three months ended  Nine months ended
                                      September 30,     September 30,
   (in millions)                      2005     2004    2005     2004

   Pension and Other Benefit Plans:
   Components of net period benefit
    cost
     Service cost                    $ 2.3    $ 1.1   $ 5.8    $ 4.8
     Interest cost                     5.6      3.7    14.1     15.2
     Expected return on plan assets   (5.2)    (3.3)  (13.2)   (13.8)
     Amortization of prior service
      cost		               0.4      0.2     1.1      0.6
     Amortization of transition
      obligation 		       0.2      0.3     0.6      1.2
   Recognized actuarial loss           0.8      0.3     2.0      1.4
                                     $ 4.1    $ 2.3  $ 10.4    $ 9.4

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

                                              Three Months   Three Months
                                                 Ended          Ended
                                             Sept. 30, 2005 Sept. 30, 2004
 Effective Rate
 Statutory federal income tax rate                35.0%         35.0%
 State income taxes net of federal benefit         3.7           4.6
 Reduction of previous accruals per final
  IRS audit		                          (9.0)            -
 Amortization of investment and other
  tax credits  			                  (1.8)         (0.6)
 Other differences                                (1.2)         (0.7)
 Effective income tax rate                        26.7%         38.3%

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

  Fuel for electric generation increased $40.3 million (52%) in 2005 primarily due to:
 - Increased cost per Btu (36% higher), resulting in $31.2 million higher fuel costs. Fuel costs are significantly higher due to the MISO's dispatch of gas-fired units committed by the MISO's Reliability Assessment and Commitment process in the real-time market.
 - Increased generation (12% higher), resulting in $9.0 million higher fuel costs, primarily due to higher dispatch of gas-fired units

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

  Maintenance expenses increased $6.4 million (53%) in 2005 primarily due to:
 - Increased distribution system costs ($2.4 million), the result of reclassifying $4.0 million in storm expenses in 2004 from maintenance to a regulatory asset
 - Increased steam generation maintenance ($2.1 million) due to outages at E.W. Brown and Green River
 -  Increased administrative and general maintenance ($1.2 million)
 -  Increased combustion turbine expenses ($0.7 million)

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

   2005 LG&E Pollution control bonds 40.0    5.90%  Secured    Apr 2023
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
   2005 KU   First mortgage bonds   $50.0    7.55%  Secured    Jun 2025

Issuances of long-term debt year-to-date through September 30, 2005, are summarized below:

   ($ in millions)
                                    Principal        Secured/
   Year Company  Description         Amount   Rate   Unsecured  Maturity

   2005 LG&E Pollution control bonds $40.0  Variable Secured    Feb 2035
   2005 KU   Pollution control bonds $13.3  Variable Secured    Jun 2035
   2005 KU   Due to Fidelia          $50.0    4.735% Unsecured  Jul 2015


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

                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,       September 30,
                                       2005     2004       2005     2004

(in millions)
Fair value of contracts at beginning of
 period, net asset/(liability)          $   -   $ 0.5      $(0.2)   $ 0.6
 Fair value of contracts when entered
   into during the period                 0.2    (0.1)       0.2     (0.1)
 Contracts realized or otherwise
   settled during the period                -    (0.4)       0.2     (0.7)
 Changes in fair value due to
   changes in assumptions                   -     0.1          -      0.3
Fair value of contracts at end
   of period,net asset                  $ 0.2   $ 0.1      $ 0.2    $ 0.1

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


Louisville Gas and Electric Company
Registrant


Date:  November 14, 2005        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Kentucky Utilities Company
Registrant


Date:  November 14, 2005        /s/ S. Bradford Rives
                                S. Bradford Rives
                                Chief Financial Officer
                                (On behalf of the registrant in his
                                capacities as Principal Financial Officer
                                and Principal
                                Accounting Officer)





_______________________________