Form 10-Q/A
period 2011-06-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2011-08-08
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A AMENDMENT No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507 (502) 627-2000	61-0247570

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
LG&E and KU Energy LLC	Yes X	No
Louisville Gas and Electric Company	Yes X	No
Kentucky Utilities Company	Yes X	No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $.01 par value, 577,749,262 shares outstanding at July 29, 2011.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 29, 2011.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 29, 2011.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 29, 2011.

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation for the period ended June 30, 2011, as filed by the Registrants on August 8, 2011 (Original Filing).  This Amendment No. 1 is being filed solely to submit the Form 10-Q for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company as the electronic submission of the Original Filing inadvertently excluded LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  This Amendment No. 1 does not reflect events that have occurred subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PPL Corporation
(Registrant)

Date: August 8, 2011	/s/ Paul A. Farr
Paul A. Farr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PPL Energy Supply, LLC
(Registrant)

Date: August 8, 2011	/s/ Paul A. Farr
Paul A. Farr
Executive Vice President
(Principal Financial Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: August 8, 2011	/s/ James E. Abel
James E. Abel
Treasurer
(Principal Financial Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: August 8, 2011	/s/ S. Bradford Rives
S. Bradford Rives Chief Financial Officer
(Principal Financial Officer)

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Central Networks - collectively Central Networks East plc, Central Networks Limited and certain other related assets and liabilities.  On April 1, 2011, PPL WEM Holdings plc (formerly WPD Investment Holdings Limited) purchased all of the outstanding ordinary share capital of these companies from E.ON AG subsidiaries.  Central Networks West plc (subsequently renamed Western Power Distribution (West Midlands) plc), wholly owned by Central Networks Limited (subsequently renamed WPD Midlands Holdings Limited), and Central Networks East plc (subsequently renamed Western Power Distribution (East Midlands) plc) are British regional electricity distribution utility companies.

KU - Kentucky Utilities Company, a public utility subsidiary of LKE engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.  The subsidiary was acquired by PPL through the acquisition of LKE in November 2010.

LG&E - Louisville Gas and Electric Company, a public utility subsidiary of LKE engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.  The subsidiary was acquired by PPL through the acquisition of LKE in November 2010.

LG&E and KU Services Company - LG&E and KU Services Company (formerly E.ON U.S. Services Inc.), a subsidiary of LKE that provides services for LKE and its subsidiaries.

LKE - LG&E and KU Energy LLC (formerly E.ON U.S. LLC), a subsidiary of PPL and the parent of LG&E, KU, and other subsidiaries.  PPL acquired E.ON U.S. LLC in November 2010 and changed the name to LG&E and KU Energy LLC.  Within the context of this document, references to LKE also relate to the consolidated entity.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, LKE and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL that transmits and distributes electricity in its Pennsylvania service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Energy Supply, PPL Global (effective January 2011) and other subsidiaries.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus and other subsidiaries.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.

PPL Gas Utilities - PPL Gas Utilities Corporation, which was a regulated utility subsidiary of PPL until its sale in October 2008, provided natural gas distribution, transmission and storage services, and the competitive sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily owns and operates a business in the U.K., WPD, that is focused on the regulated distribution of electricity.  In January 2011, PPL Energy Supply, PPL Global's former parent, distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to its parent, PPL Energy Funding.

PPL Martins Creek - PPL Martins Creek, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

i

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL WEM - PPL WEM Holdings plc (formerly WPD Investment Holdings Limited), an indirect, wholly owned U.K. subsidiary of PPL Global.  PPL WEM directly wholly owns WPD (East Midlands) and indirectly wholly owns WPD (West Midlands).

PPL WW - PPL WW Holdings Limited (formerly Western Power Distribution Holdings Limited), an indirect, wholly owned U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly wholly owns WPD (South Wales) and WPD (South West).

WPD - refers to PPL WW and PPL WEM and their subsidiaries.

WPD Midlands - refers to Central Networks, which was renamed after the acquisition.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.  The company, formerly Central Networks East plc, was acquired and renamed in April 2011.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electricity distribution utility company.

WPD (West Midlands) - Western Power Distribution (West Midlands) plc, a British regional electricity distribution utility company.  The company, formerly Central Networks West plc, was acquired and renamed in April 2011.

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-utility generating stations in western Kentucky until July 2009.

Other terms and abbreviations

£ - British pounds sterling.

2001 Mortgage Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

2010 Bridge Facility - an up to $6.5 billion Senior Bridge Term Loan Credit Agreement between PPL Capital Funding, as borrower, and PPL, as guarantor, and a group of banks syndicated in June 2010, to serve as a funding backstop in the event alternative financing was not available prior to the closing of PPL's acquisition of E.ON U.S.

2010 Equity Unit(s) - a PPL equity unit, issued in June 2010, consisting of a 2010 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018.

2010 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2010.

2010 Purchase Contract(s) - a contract that is a component of a 2010 Equity Unit that requires holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2011 Bridge Facility - the £3.6 billion Senior Bridge Term Loan Credit Agreement between PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, and lenders party thereto, used to fund the April 1, 2011 acquisition of Central Networks, as amended by Amendment No. 1 thereto dated April 15, 2011.

2011 Equity Unit(s) - a PPL equity unit, issued in April 2011, consisting of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

2011 Purchase Contract(s) - a contract that is a component of a 2011 Equity Unit that requires holders to purchase shares of PPL common stock on or prior to May 1, 2014.

2011 Registration Statements - refers to the registration statements on Form S-4 filed with the SEC by each of LKE (Registration No. 333-173665) on April 21, 2011, LG&E (Registration No 333-173676) on April 22, 2011 and KU (Registration No. 333-173675) on April 22, 2011, each as amended by Amendment No. 1 filed with the SEC on May 26, 2011 and effective June 1, 2011.

Acid Rain Program - allowance trading system established by the Clean Air Act to reduce levels of sulfur dioxide.  Under this program, affected power plants are allocated allowances based on their fuel consumption during specified baseline years and a specific emissions rate.

Act 129 - became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and makes changes to the existing Alternative Energy Portfolio Standard.

AFUDC - Allowance for Funds Used During Construction, the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction cost.

A.M. Best - A.M. Best Company, a company that reports on the financial condition of insurance companies.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Baseload generation - includes the output provided by PPL's nuclear, coal, hydroelectric and qualifying facilities.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

Bcf - billion cubic feet.

CAIR - the EPA's Clean Air Interstate Rule.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CSAPR - Cross State Air Pollution Rule, the CSAPR implements Clean Air Act requirements concerning the transport of air pollution from power plants across state boundaries.  The CSAPR replaces the 2005 Clean Air Interstate Rule (CAIR), which the U.S. Court of Appeals for the D.C. Circuit ordered the EPA to revise in 2008.  The court allowed CAIR to remain in place temporarily while the EPA worked to finalize the replacement rule.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

Depreciation not normalized - the flow-through income tax impact related to the state regulatory treatment of depreciation-related timing differences.

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSM - Demand Side Management.  Pursuant to Kentucky Revised Statute 278.285, the Kentucky Public Service Commission may determine the reasonableness of demand-side management plans proposed by any utility under its jurisdiction.  Proposed demand-side management mechanisms may seek full recovery of demand-side management programs and revenues lost by implementing those programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective demand-side management programs.  The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

E.ON AG - a German corporation and the parent of E.ON UK plc, the former parent of Central Networks.

Economic Stimulus Package - The American Recovery and Reinvestment Act of 2009, generally referred to as the federal economic stimulus package, which was signed into law in February 2009.

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statute 278.183, effective January 1993, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements which apply to coal combustion and by-products from the production of energy from coal.

EMF - electric and magnetic fields.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Units - refers collectively to the 2011 and 2010 Equity Units.

ESOP - Employee Stock Ownership Plan.

Euro - the basic monetary unit among participating members of the European Union.

E. W. Brown - a generating station in Kentucky with capacity of 1,631 MW.  LG&E and KU are participants in a sale-leaseback transaction involving two combustion turbines at the station.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTR - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion.  They entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion in the transmission grid.

Fundamental Change - as it relates to the terms of the 2011 and 2010 Equity Units, will be deemed to have occurred if any of the following occurs with respect to PPL, subject to certain exceptions:  (i) a change of control; (ii) a consolidation with or merger into any other entity; (iii) common stock ceases to be listed or quoted; or (iv) a liquidation, dissolution or termination.

GAAP - generally accepted accounting principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GWh - gigawatt-hour, one million kilowatt-hours.

Health Care Reform - The Patient Protection and Affordable Care Act (HR 3590) and the Health Care and Education Reconciliation Act of 2010 (HR 4872), signed into law in March 2010.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

LIBOR - London Interbank Offered Rate.

Long Island generation business - includes a 79.9 MW gas-fired plant in the Edgewood section of Brentwood, New York and a 79.9 MW oil-fired plant in Shoreham, New York and related tolling agreements.  This business was sold in February 2010.

MACT - maximum achievable control technology.

MISO - Midwest Independent System Operator, an independent system operator and the regional transmission organization that provides open-access transmission service and monitors the high-voltage transmission system in all or parts of Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, South Dakota, Wisconsin and Manitoba, Canada.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999.  Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

NDT - PPL Susquehanna's nuclear plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.

NRC - Nuclear Regulatory Commission, the federal agency that regulates nuclear power facilities.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

Opacity - The degree to which emissions reduce the transmission of light and obscure the view of an object in the background.  There are emission regulations that limit the opacity in power plant stack gas emissions.

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek Station in Ohio and the Clifty Creek Station in Indiana, with combined nameplate capacities of 2,390 MW.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PJM - PJM Interconnection, L.L.C., operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

v

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contracts - refers collectively to the 2010 and 2011 Purchase Contracts.

PURTA - The Pennsylvania Public Utility Realty Tax Act.

RAV - regulatory asset value.  This term is also commonly known as RAB or regulatory asset base.

RECs - renewable energy credits.

Regional Transmission Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies what changes and additions to the grid are needed to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects that are needed to maintain reliability standards and that are reviewed and approved by the PJM Board.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RMC - Risk Management Committee.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

SCR - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases.

Scrubber - an air pollution control device that can remove particulates and/or gases (such as sulfur dioxide) from exhaust gases.

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

Securities Act of 1933 - the Securities Act of 1933, 15 U.S. Code, Sections 77a-77aa, as amended.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

Smart meter - an electric meter that utilizes smart metering technology.

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.  The use of this technology also strengthens network reliability.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a capacity of 760 MW.  LKE indirectly owns a 75% interest (consists of LG&E's 14.25% and KU's 60.75% interests) in TC2, or 570 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third-party into electricity for delivery back to the third-party.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

VWAP - as it relates to the 2011 and 2010 Equity Units issued by PPL, the per share volume-weighted-average price as displayed under the heading Bloomberg VWAP on Bloomberg page "PPL <EQUITY> AQR" (or its equivalent successor if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume-weighted-average price is unavailable, the market price of one share of PPL common stock on such trading day determined, using a volume-weighted-average method, by a nationally recognized independent investment banking firm retained for this purpose by PPL).

(THIS PAGE LEFT BLANK INTENTIONALLY.)

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in this Form 10-Q and each Registrant's 2010 Form 10-K (in the case of PPL, PPL Energy Supply and PPL Electric) or 2011 Registration Statements (in the case of LKE, LG&E and KU), and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the length of scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, transmission services, emission allowances, RECs and delivered fuel;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical, and nuclear decommissioning liabilities, and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax, environmental, healthcare or pension-related legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases by PPL Electric at the PUC or the FERC; by LG&E at the KPSC or the FERC; by KU at the KPSC, VSCC, TRA or the FERC; or by WPD at Ofgem in the U.K.;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and

•
business dispositions or acquisitions and our ability to successfully operate such acquired businesses and realize expected benefits from business acquisitions, including PPL's 2011 acquisition of WPD Midlands and 2010 acquisition of LKE.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply, PPL Electric, LKE, LG&E or KU to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues
Utility	$1,484	$692	$3,020	$1,706
Unregulated retail electric and gas	181	101	328	205
Wholesale energy marketing
Realized	732	1,231	1,770	2,590
Unrealized economic activity (Note 14)	(44)	(666)	13	(242)
Net energy trading margins	10	5	21	16
Energy-related businesses	126	110	247	204
Total Operating Revenues	2,489	1,473	5,399	4,479

Operating Expenses
Operation
Fuel	414	258	889	488
Energy purchases
Realized	434	737	1,105	1,746
Unrealized economic activity (Note 14)	(109)	(445)	(127)	118
Other operation and maintenance	723	419	1,306	863
Depreciation	237	125	445	249
Taxes, other than income	75	53	148	125
Energy-related businesses	120	100	233	188
Total Operating Expenses	1,894	1,247	3,999	3,777

Operating Income	595	226	1,400	702

Other Income (Expense) - net	(34)		(39)	8

Other-Than-Temporary Impairments		3	1	3

Interest Expense	264	131	438	242

Income from Continuing Operations Before Income Taxes	297	92	922	465

Income Taxes	96	7	319	133

Income from Continuing Operations After Income Taxes	201	85	603	332

Income (Loss) from Discontinued Operations (net of income taxes)	(1)	7	2	15

Net Income	200	92	605	347

Net Income Attributable to Noncontrolling Interests	4	7	8	12

Net Income Attributable to PPL Corporation	$196	$85	$597	$335

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$197	$78	$595	$320
Income (Loss) from Discontinued Operations (net of income taxes)	(1)	7	2	15
Net Income	$196	$85	$597	$335

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.35	$0.20	$1.13	$0.84
Diluted	$0.35	$0.20	$1.13	$0.84
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.35	$0.22	$1.14	$0.88
Diluted	$0.35	$0.22	$1.14	$0.88

Dividends Declared Per Share of Common Stock	$0.350	$0.350	$0.700	$0.700

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	561,652	381,896	522,897	379,810
Diluted	562,019	382,075	523,184	380,034

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$605	$347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	446	258
Amortization	126	87
Defined benefit plans - expense	71	51
Deferred income taxes and investment tax credits	337	(63)
Unrealized (gains) losses on derivatives, and other hedging activities	(165)	344
Provision for Montana hydroelectric litigation	7	59
Other	60	51
Change in current assets and current liabilities
Accounts receivable	(36)	(45)
Accounts payable	(60)	79
Unbilled revenue	194	(114)
Prepayments	111	(156)
Counterparty collateral	(258)	98
Taxes	(63)	(15)
Other	27	(93)
Other operating activities
Defined benefit plans - funding	(550)	(345)
Other assets	(42)	9
Other liabilities	4	20
Net cash provided by operating activities	814	572
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,003)	(624)
Proceeds from the sale of certain non-core generation facilities	381
Proceeds from the sale of the Long Island generation business		124
Acquisition of WPD Midlands	(5,763)
Purchases of nuclear plant decommissioning trust investments	(107)	(75)
Proceeds from the sale of nuclear plant decommissioning trust investments	100	68
Proceeds from the sale of other investments	163
Net (increase) decrease in restricted cash and cash equivalents	(22)	80
Other investing activities	(48)	(31)
Net cash provided by (used in) investing activities	(6,299)	(458)
Cash Flows from Financing Activities
Issuance of long-term debt	4,350	1,747
Issuance of common stock	2,266	2,410
Payment of common stock dividends	(340)	(263)
Redemption of preferred stock of a subsidiary		(54)
Debt issuance and credit facility costs	(72)	(76)
Net increase (decrease) in short-term debt	(321)	(158)
Other financing activities	(36)	(11)
Net cash provided by (used in) financing activities	5,847	3,595
Effect of Exchange Rates on Cash and Cash Equivalents	(18)	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	344	3,704
Cash and Cash Equivalents at Beginning of Period	925	801
Cash and Cash Equivalents at End of Period	$1,269	$4,505

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$1,269	$925
Short-term investments		163
Restricted cash and cash equivalents	43	28
Accounts receivable (less reserve: 2011, $39; 2010, $55)
Customer	712	652
Other	72	90
Unbilled revenues	708	789
Fuel, materials and supplies	647	643
Prepayments	344	435
Price risk management assets	1,467	1,918
Other intangibles	42	70
Assets held for sale		374
Regulatory assets	25	85
Other current assets	35	16
Total Current Assets	5,364	6,188

Investments
Nuclear plant decommissioning trust funds	648	618
Other investments	78	75
Total Investments	726	693

Property, Plant and Equipment
Regulated utility plant	22,572	15,994
Less: accumulated depreciation - regulated utility plant	3,290	3,037
Regulated utility plant, net	19,282	12,957
Non-regulated property, plant and equipment
Generation	10,366	10,165
Nuclear fuel	575	578
Other	505	403
Less: accumulated depreciation - non-regulated property, plant and equipment	5,535	5,440
Non-regulated property, plant and equipment, net	5,911	5,706
Construction work in progress	1,415	2,160
Property, Plant and Equipment, net (a)	26,608	20,823
Other Noncurrent Assets
Regulatory assets	1,200	1,180
Goodwill (Note 15)	4,190	1,761
Other intangibles (a)	1,078	966
Price risk management assets	665	655
Other noncurrent assets	706	571
Total Other Noncurrent Assets	7,839	5,133

Total Assets	$40,537	$32,837

(a)
At June 30, 2011 and December 31, 2010, includes $418 million and $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt	$431	$694
Long-term debt	502	502
Accounts payable	1,246	1,028
Taxes	110	134
Interest	175	166
Dividends	207	174
Price risk management liabilities	817	1,144
Counterparty collateral	80	338
Regulatory liabilities	77	109
Other current liabilities	948	925
Total Current Liabilities	4,593	5,214

Long-term Debt	17,532	12,161

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,434	2,563
Investment tax credits	262	237
Price risk management liabilities	443	470
Accrued pension obligations	1,015	1,496
Asset retirement obligations	491	435
Regulatory liabilities	1,023	1,031
Other deferred credits and noncurrent liabilities	825	752
Total Deferred Credits and Other Noncurrent Liabilities	7,493	6,984

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	5
Additional paid-in capital	6,774	4,602
Earnings reinvested	4,306	4,082
Accumulated other comprehensive loss	(435)	(479)
Total PPL Corporation Shareowners' Common Equity	10,651	8,210
Noncontrolling Interests	268	268
Total Equity	10,919	8,478

Total Liabilities and Equity	$40,537	$32,837

(a)	780,000 shares authorized; 577,265 and 483,391 shares issued and outstanding at June 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Corporation Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

March 31, 2011	484,618	$5	$4,637	$4,312	$(424)	$268	$8,798
Common stock issued (b)	92,647	1	2,273				2,274
Purchase Contracts (c)			(141)				(141)
Stock-based compensation			5				5
Net income				196		4	200
Dividends, dividend equivalents
and distributions (d)				(202)		(4)	(206)
Other comprehensive
income (loss)					(11)		(11)
June 30, 2011	577,265	$6	$6,774	$4,306	$(435)	$268	$10,919

December 31, 2010	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478
Common stock issued (b)	93,874	1	2,312				2,313
Purchase Contracts (c)			(141)				(141)
Stock-based compensation			1				1
Net income				597		8	605
Dividends, dividend equivalents
and distributions (d)				(373)		(8)	(381)
Other comprehensive
income (loss)					44		44
June 30, 2011	577,265	$6	$6,774	$4,306	$(435)	$268	$10,919

March 31, 2010	378,131	$4	$2,310	$3,866	$(288)	$319	$6,211
Common stock issued (b)	104,057	1	2,425				2,426
Purchase Contracts (c)			(186)				(186)
Stock-based compensation			4				4
Net income				85		7	92
Dividends, dividend equivalents,
redemptions and distributions (d)				(133)		(58)	(191)
Other comprehensive
income (loss)					(151)		(151)
June 30, 2010	482,188	$5	$4,553	$3,818	$(439)	$268	$8,205

December 31, 2009	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (b)	105,005	1	2,458				2,459
Purchase Contracts (c)			(186)				(186)
Stock-based compensation			1				1
Net income				335		12	347
Dividends, dividend equivalents,
redemptions and distributions (d)				(266)		(63)	(329)
Other comprehensive
income (loss)					98		98
June 30, 2010	482,188	$5	$4,553	$3,818	$(439)	$268	$8,205

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)
The 2011 periods include the April issuance of 92 million shares of common stock.  See Note 7 for additional information.  The 2010 periods include the June issuance of 103.5 million shares of common stock.  The 2011 and 2010 periods include shares of common stock issued through various stock and incentive compensation plans.

(c)
The 2011 periods include $123 million for the 2011 Purchase Contracts and $18 million of related fees and expenses, net of tax.  See Note 7 for additional information.  The 2010 periods include $157 million for the 2010 Purchase Contracts and $29 million of related fees and expenses.

(d)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests, for which the 2010 periods include $54 million paid to redeem PPL Electric's preferred stock.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$200	$92	$605	$347

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $0, $0, $1, ($1)	93	(67)	160	(160)
Available-for-sale securities, net of tax of ($1), $21, ($13), $10	1	(17)	13	(7)
Qualifying derivatives, net of tax of $21, $114, ($11), ($148)	(30)	(151)	7	226
Equity investees' other comprehensive income (loss)			(1)
Defined benefit plans:
Net actuarial gain, net of tax of $0, ($31), $0, ($31)		80		80
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $0, $5, $2	(1)	(2)	(8)	(4)
Qualifying derivatives, net of tax of $55, $1, $106, $38	(89)	(7)	(158)	(67)
Equity investees' other comprehensive (income) loss	1		3
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($3), ($4)	2	5	5	7
Net actuarial loss, net of tax of ($6), ($6), ($10), ($6)	12	7	23	21
Transition obligation, net of tax of $0, ($1), $0, ($1)		1		2
Total other comprehensive income (loss)	(11)	(151)	44	98

Comprehensive income (loss)	189	(59)	649	445
Comprehensive income attributable to noncontrolling interests	4	7	8	12

Comprehensive income (loss) attributable to PPL Corporation	$185	$(66)	$641	$433

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues
Wholesale energy marketing
Realized	$732	$1,231	$1,770	$2,590
Unrealized economic activity (Note 14)	(44)	(666)	13	(242)
Wholesale energy marketing to affiliate	4	64	10	179
Unregulated retail electric and gas	181	101	328	205
Net energy trading margins	10	5	21	16
Energy-related businesses	114	100	224	181
Total Operating Revenues	997	835	2,366	2,929

Operating Expenses
Operation
Fuel	208	258	468	488
Energy purchases
Realized	226	530	540	1,130
Unrealized economic activity (Note 14)	(109)	(445)	(127)	118
Energy purchases from affiliate	1		2	1
Other operation and maintenance	288	254	533	552
Depreciation	60	60	119	117
Taxes, other than income	16	11	32	22
Energy-related businesses	112	93	220	174
Total Operating Expenses	802	761	1,787	2,602

Operating Income	195	74	579	327

Other Income (Expense) - net	4	5	18	11

Other-Than-Temporary Impairments		3	1	3

Interest Income from Affiliates	1	2	4	2

Interest Expense	51	49	98	102

Income from Continuing Operations Before Income Taxes	149	29	502	235

Income Taxes	59	3	201	85

Income from Continuing Operations After Income Taxes	90	26	301	150

Income (Loss) from Discontinued Operations (net of income taxes)	(1)	60	2	136

Net Income	$89	$86	$303	$286

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$303	$286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	120	183
Amortization	50	69
Defined benefit plans - expense	17	29
Deferred income taxes and investment tax credits	186	(95)
Unrealized (gains) losses on derivatives, and other hedging activities	(163)	347
Provision for Montana hydroelectric litigation	7	59
Other	22	45
Change in current assets and current liabilities
Accounts receivable	57	94
Accounts payable	(104)	(38)
Unbilled revenue	126	(190)
Taxes	31	37
Counterparty collateral	(258)	98
Other	(69)	(66)
Other operating activities
Defined benefit plans - funding	(137)	(275)
Other assets	(25)	(25)
Other liabilities	25	44
Net cash provided by operating activities	188	602
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(324)	(464)
Proceeds from the sale of certain non-core generation facilities	381
Proceeds from the sale of the Long Island generation business		124
Purchases of nuclear plant decommissioning trust investments	(107)	(75)
Proceeds from the sale of nuclear plant decommissioning trust investments	100	68
Net (increase) decrease in notes receivable from affiliates	(37)
Net (increase) decrease in restricted cash and cash equivalents	(14)	77
Other investing activities	(35)	(30)
Net cash provided by (used in) investing activities	(36)	(300)
Cash Flows from Financing Activities
Issuance of long-term debt		597
Contributions from member	168	3,525
Distributions to member	(134)	(364)
Cash included in net assets of subsidiary distributed to member	(325)
Net increase (decrease) in short-term debt	(100)	(158)
Other financing activities		(8)
Net cash provided by (used in) financing activities	(391)	3,592
Effect of Exchange Rates on Cash and Cash Equivalents		(5)
Net Increase (Decrease) in Cash and Cash Equivalents	(239)	3,889
Cash and Cash Equivalents at Beginning of Period	661	245
Cash and Cash Equivalents at End of Period	$422	$4,134

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$422	$661
Restricted cash and cash equivalents	31	19
Accounts receivable (less reserve: 2011, $1; 2010, $20)
Customer	173	225
Other	25	24
Unbilled revenues	290	486
Accounts receivable from affiliates	72	124
Note receivable from affiliate	37
Fuel, materials and supplies	316	297
Prepayments	83	89
Price risk management assets	1,457	1,907
Other intangibles	12	11
Assets held for sale		374
Other current assets	2	11
Total Current Assets	2,920	4,228

Investments
Nuclear plant decommissioning trust funds	648	618
Other investments	40	37
Total Investments	688	655

Property, Plant and Equipment (Note 8)
Regulated utility plant		4,269
Less: accumulated depreciation - regulated utility plant		888
Regulated utility plant, net		3,381
Non-regulated property, plant and equipment
Generation	10,370	10,169
Nuclear fuel	575	578
Other	242	314
Less: accumulated depreciation - non-regulated property, plant and equipment	5,438	5,401
Non-regulated property, plant and equipment, net	5,749	5,660
Construction work in progress	569	594
Property, Plant and Equipment, net (a)	6,318	9,635

Other Noncurrent Assets
Goodwill (Note 8)	86	765
Other intangibles (a) (Note 8)	382	464
Price risk management assets	655	651
Other noncurrent assets	383	398
Total Other Noncurrent Assets	1,506	2,278

Total Assets	$11,432	$16,796
(a)
At June 30, 2011 and December 31, 2010, includes $418 million and $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt	$250	$531
Long-term debt	500	500
Accounts payable	451	592
Accounts payable to affiliates	13	43
Taxes	97	119
Interest	38	110
Price risk management liabilities	792	1,112
Counterparty collateral	80	338
Other current liabilities	458	624
Total Current Liabilities	2,679	3,969

Long-term Debt (Note 8)	2,775	5,089

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,303	1,548
Investment tax credits	110	81
Price risk management liabilities	409	438
Accrued pension obligations (Note 8)	173	619
Asset retirement obligations	336	332
Other deferred credits and noncurrent liabilities	195	211
Total Deferred Credits and Other Noncurrent Liabilities	2,526	3,229

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,434	4,491
Noncontrolling interests	18	18
Total Equity	3,452	4,509

Total Liabilities and Equity	$11,432	$16,796

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

March 31, 2011	$3,316	$18	$3,334
Net income	89		89
Other comprehensive income (loss)	(86)		(86)
Contributions from member	168		168
Distributions	(53)		(53)
June 30, 2011	$3,434	$18	$3,452

December 31, 2010	$4,491	$18	$4,509
Net income	303		303
Other comprehensive income (loss)	(106)		(106)
Contributions from member	168		168
Distributions	(134)		(134)
Distribution of membership interest in PPL Global (a)	(1,288)		(1,288)
June 30, 2011	$3,434	$18	$3,452

March 31, 2010	$4,857	$18	$4,875
Net income	86		86
Other comprehensive income (loss)	(98)		(98)
Contributions from member	3,525		3,525
Distributions	(202)		(202)
June 30, 2010	$8,168	$18	$8,186

December 31, 2009	$4,568	$18	$4,586
Net income	286		286
Other comprehensive income (loss)	153		153
Contributions from member	3,525		3,525
Distributions	(364)		(364)
June 30, 2010	$8,168	$18	$8,186

(a)	See Note 8 for additional information.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$89	$86	$303	$286

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $0, $0, $0, ($1)		(67)		(160)
Available-for-sale securities, net of tax of ($1), $21, ($13), $10	1	(17)	13	(7)
Qualifying derivatives, net of tax of $13, $75, ($21), ($190)	(21)	(97)	29	285
Defined benefit plans:
Net actuarial gain, net of tax of $0, ($31), $0, ($31)		80		80
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $0, $5, $2	(1)	(2)	(8)	(4)
Qualifying derivatives, net of tax of $49, $0, $103, $38	(68)	(8)	(147)	(68)
Equity investee's other comprehensive (income) loss	1		3
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, ($2), ($3)	1	4	2	5
Net actuarial loss, net of tax of ($1), ($5), ($1), ($6)	1	8	2	20
Transition obligation		1		2
Total other comprehensive income (loss)	(86)	(98)	(106)	153

Comprehensive income (loss)	$3	$(12)	$197	$439

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues
Retail electric	$436	$520	$990	$1,331
Electric revenue from affiliate	4	2	8	4
Total Operating Revenues	440	522	998	1,335

Operating Expenses
Operation
Energy purchases	169	209	420	619
Energy purchases from affiliate	4	64	10	179
Other operation and maintenance	126	131	256	251
Depreciation	37	33	70	67
Taxes, other than income	22	29	57	76
Total Operating Expenses	358	466	813	1,192

Operating Income	82	56	185	143

Other Income (Expense) - net	1	2	1	3

Interest Income from Affiliate				1

Interest Expense	24	24	48	50

Income Before Income Taxes	59	34	138	97

Income Taxes	19	11	42	32

Net Income	40	23	96	65

Distributions on Preferred Securities	4	7	8	12

Net Income Available to PPL Corporation	$36	$16	$88	$53

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$96	$65
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	70	67
Defined benefit plans - expense	9	11
Deferred income taxes and investment tax credits	(19)	29
Other	2	9
Change in current assets and current liabilities
Accounts receivable	(48)	(40)
Accounts payable	(75)	(29)
Unbilled revenue	47	77
Prepayments	38	(98)
Regulatory assets and liabilities	63	(21)
Taxes	10	(34)
Other	(16)	(25)
Other operating activities
Defined benefit plans - funding	(102)	(44)
Other assets	(7)	14
Other liabilities	(5)	(8)
Net cash provided by (used in) operating activities	63	(27)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(244)	(145)
Other investing activities	4	(3)
Net cash provided by (used in) investing activities	(240)	(148)

Cash Flows from Financing Activities
Contributions from parent		55
Redemption of preferred stock		(54)
Payment of common stock dividends to parent	(52)	(40)
Net increase (decrease) in note payable to affiliate	37
Distributions on preferred securities	(8)	(9)
Net cash provided by (used in) financing activities	(23)	(48)

Net Increase (Decrease) in Cash and Cash Equivalents	(200)	(223)
Cash and Cash Equivalents at Beginning of Period	204	485
Cash and Cash Equivalents at End of Period	$4	$262

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$4	$204
Accounts receivable (less reserve: 2011, $16; 2010, $17)
Customer	311	268
Other	21	24
Accounts receivable from affiliates	23	8
Unbilled revenues	87	134
Materials and supplies	48	47
Prepayments	98	136
Regulatory assets	10	63
Other current assets	10	4
Total Current Assets	612	888

Property, Plant and Equipment
Regulated utility plant	5,679	5,494
Less: accumulated depreciation - regulated utility plant	2,174	2,123
Regulated utility plant, net	3,505	3,371
Other, net	2	2
Construction work in progress	192	177
Property, Plant and Equipment, net	3,699	3,550

Other Noncurrent Assets
Regulatory assets	610	592
Intangibles	151	147
Other noncurrent assets	77	76
Total Other Noncurrent Assets	838	815

Total Assets	$5,149	$5,253

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Note payable to affiliate	$37
Accounts payable	174	$221
Accounts payable to affiliates	42	73
Taxes	33	23
Interest	17	17
Regulatory liabilities	23	18
Other current liabilities	94	126
Total Current Liabilities	420	478

Long-term Debt	1,472	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	952	932
Accrued pension obligations	163	259
Regulatory liabilities	15	14
Other deferred credits and noncurrent liabilities	147	154
Total Deferred Credits and Other Noncurrent Liabilities	1,277	1,359

Commitments and Contingent Liabilities (Notes 6 and 10)

Shareowners' Equity
Preferred securities	250	250
Common stock - no par value (a)	364	364
Additional paid-in capital	879	879
Earnings reinvested	487	451
Total Equity	1,980	1,944

Total Liabilities and Equity	$5,149	$5,253

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preferred	Common	paid-in	Earnings
	(a)	securities	stock	capital	reinvested	Total

March 31, 2011	66,368	$250	$364	$879	$485	$1,978
Net income (b)					40	40
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(34)	(34)
June 30, 2011	66,368	$250	$364	$879	$487	$1,980

December 31, 2010	66,368	$250	$364	$879	$451	$1,944
Net income (b)					96	96
Cash dividends declared on preferred securities					(8)	(8)
Cash dividends declared on common stock					(52)	(52)
June 30, 2011	66,368	$250	$364	$879	$487	$1,980

March 31, 2010	66,368	$301	$364	$824	$427	$1,916
Net income (b)					23	23
Redemption of preferred stock (c)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(23)	(23)
June 30, 2010	66,368	$250	$364	$879	$420	$1,913

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income (b)					65	65
Redemption of preferred stock (c)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(9)	(9)
Cash dividends declared on common stock					(40)	(40)
June 30, 2010	66,368	$250	$364	$879	$420	$1,913

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	PPL Electric's net income approximates comprehensive income.
(c)	In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Operating Revenues	$638	$603	$1,404	$1,316

Operating Expenses
Operation
Fuel	206	209	421	418
Energy purchases	40	40	147	161
Other operation and maintenance	198	172	379	332
Depreciation	84	69	165	138
Taxes, other than income	9	7	18	14
Total Operating Expenses	537	497	1,130	1,063

Operating Income	101	106	274	253

Other Income (Expense) - net		(14)	(1)	(14)

Interest Expense	36	7	72	13

Interest Expense with Affiliate		39		79

Income from Continuing Operations Before Income Taxes	65	46	201	147

Income Taxes	24	15	73	53

Income from Continuing Operations After Income Taxes	41	31	128	94

Income (Loss) from Discontinued Operations (net of income taxes)		1		(2)

Net Income	$41	$32	$128	$92

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2011	2010
	Successor	Predecessor
Cash Flows from Operating Activities
Net income	$128	$92
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	165	138
Defined benefit plans - expense	25	37
Deferred income taxes and investment tax credits	146	48
Unrealized (gains) losses on derivatives		15
Other	(2)	(10)
Change in current assets and current liabilities
Accounts receivable	15	(15)
Accounts payable	(19)	(24)
Unbilled revenue	38	7
Fuel, materials and supplies	42	10
Regulatory assets	4	22
Income tax receivable	40	(10)
Other current assets	(2)	9
Regulatory liabilities	(9)	(24)
Other current liabilities	(18)	(23)
Other operating activities
Defined benefit plans - funding	(157)	(51)
Discontinued operations		28
Change in smelter contract liability		(29)
Other assets	4	(8)
Other liabilities	1	(4)
Net cash provided by operating activities	401	208
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(174)	(213)
Proceeds from sales of consolidated subsidiaries		14
Proceeds from sales of investments in unconsolidated ventures		7
Proceeds from the sale of other investments	163
Net (increase) decrease in notes receivable from affiliates	(29)
Net (increase) decrease in restricted cash and cash equivalents	(4)
Net cash provided by (used in) investing activities	(44)	(192)
Cash Flows from Financing Activities
Issuance of short-term debt with affiliate		250
Net increase (decrease) in notes payable with affiliates		(32)
Issuance of long-term debt with affiliate		50
Retirement of long-term debt with affiliate		(250)
Net increase (decrease) in short-term debt	(163)
Debt issuance and credit facility costs	(3)
Distributions to member	(146)	(31)
Net cash provided by (used in) financing activities	(312)	(13)
Net Increase (Decrease) in Cash and Cash Equivalents	45	3
Cash and Cash Equivalents at Beginning of Period	11	7
Cash and Cash Equivalents at End of Period	$56	$10

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E AND KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$56	$11
Short-term investments		163
Accounts receivable (less reserve: 2011, $17; 2010, $17)
Customer	146	160
Other	15	33
Unbilled revenues	132	170
Accounts receivable from affiliates		2
Fuel, materials and supplies	257	298
Notes receivable from affiliate	90	61
Income tax receivable		40
Deferred income taxes	66	66
Other intangibles	29	58
Regulatory assets	15	22
Other current assets	31	26
Total Current Assets	837	1,110

Investments	31	31

Property, Plant and Equipment
Regulated utility plant	7,278	6,230
Less: accumulated depreciation - regulated utility plant	158	31
Regulated utility plant, net	7,120	6,199
Other, net	3	4
Construction work in progress	465	1,340
Property, Plant and Equipment, net	7,588	7,543

Other Noncurrent Assets
Regulatory assets	590	588
Goodwill	996	996
Other intangibles	335	356
Other noncurrent assets	99	94
Total Other Noncurrent Assets	2,020	2,034

Total Assets	$10,476	$10,718

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt		$163
Long-term debt	$2	2
Accounts payable	173	189
Accounts payable to affiliates	2	3
Customer deposits	46	46
Taxes	21	27
Regulatory liabilities	54	91
Other current liabilities	108	122
Total Current Liabilities	406	643

Long-term Debt	3,823	3,823

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	391	240
Investment tax credits	147	150
Price risk management liabilities	32	32
Accrued pension obligations	325	449
Asset retirement obligations	105	103
Regulatory liabilities	1,008	1,017
Other deferred credits and noncurrent liabilities	248	250
Total Deferred Credits and Other Noncurrent Liabilities	2,256	2,241

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's Equity	3,991	4,011

Total Liabilities and Equity	$10,476	$10,718

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

			Non-
	Member's		controlling
	Equity		interests	Total

March 31, 2011 - Successor	$4,042			$4,042
Net income (a)	41			41
Distributions to member	(92)			(92)
June 30, 2011 - Successor	$3,991			$3,991

December 31, 2010 - Successor	$4,011			$4,011
Net income (a)	128			128
Distributions to member	(146)			(146)
Other comprehensive income (loss)	(2)			(2)
June 30, 2011 - Successor	$3,991			$3,991

March 31, 2010 - Predecessor	$2,236			$2,236
Net income (a)	32			32
Distributions to member	(25)			(25)
Other comprehensive income (loss)	(2)			(2)
June 30, 2010 - Predecessor	$2,241			$2,241

December 31, 2009 - Predecessor	$2,192		$32	$2,224
Net income (a)	92			92
Distributions to member	(31)			(31)
Disposal of discontinued operations	(11)		(32)	(43)
Other comprehensive income (loss)	(1)			(1)
June 30, 2010 - Predecessor	$2,241	$		$2,241

(a)	LG&E and KU Energy's net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Operating Revenues
Retail and wholesale	$280	$256	$651	$597
Electric revenue from affiliate	17	23	44	48
Total Operating Revenues	297	279	695	645

Operating Expenses
Operation
Fuel	82	90	167	173
Energy purchases	32	22	131	113
Energy purchases from affiliate	7	3	18	10
Other operation and maintenance	91	82	181	165
Depreciation	37	35	73	69
Taxes, other than income	5	4	9	8
Total Operating Expenses	254	236	579	538

Operating Income	43	43	116	107

Other Income (Expense) - net	1	(10)		(12)

Interest Expense	12	5	23	9

Interest Expense with Affiliate		7		14

Income Before Income Taxes	32	21	93	72

Income Taxes	12	7	34	25

Net Income	$20	$14	$59	$47

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2011	2010
	Successor	Predecessor
Cash Flows from Operating Activities
Net income	$59	$47
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	73	69
Defined benefit plans - expense	17	11
Deferred income taxes and investment tax credits	27	18
Unrealized (gains) losses on derivatives		15
Other	4	(2)
Change in current assets and current liabilities
Accounts receivable	17	(19)
Accounts payable	(18)	(8)
Unbilled revenue	27	6
Fuel, materials and supplies	40	29
Regulatory assets	1	3
Income tax receivable		(12)
Other current assets	(4)	3
Regulatory liabilities	(4)	(26)
Taxes		(15)
Other current liabilities	(2)	(1)
Other operating activities
Defined benefit plans - funding	(67)	(23)
Other assets	5	(1)
Other liabilities		(10)
Net cash provided by operating activities	175	84
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(77)	(68)
Proceeds from the sale of assets to affiliate		48
Proceeds from the sale of other investments	163
Net (increase) decrease in restricted cash and cash equivalents	(4)
Net cash provided by (used in) investing activities	82	(20)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(12)	(33)
Net increase (decrease) in short-term debt	(163)
Debt issuance and credit facility costs	(1)
Payment of common stock dividends to parent	(42)	(30)
Net cash provided by (used in) financing activities	(218)	(63)
Net Increase (Decrease) in Cash and Cash Equivalents	39	1
Cash and Cash Equivalents at Beginning of Period	2	5
Cash and Cash Equivalents at End of Period	$41	$6

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$41	$2
Short-term investments		163
Accounts receivable (less reserve: 2011, $2; 2010, $2)
Customer	67	70
Other	6	13
Unbilled revenues	54	81
Accounts receivable from affiliates	13	30
Fuel, materials and supplies	122	162
Regulatory assets	11	13
Other intangibles	18	36
Other current assets	21	13
Total Current Assets	353	583

Property, Plant and Equipment
Regulated utility plant	2,868	2,600
Less: accumulated depreciation - regulated utility plant	68	17
Regulated utility plant, net	2,800	2,583
Construction work in progress	181	385
Property, Plant and Equipment, net	2,981	2,968

Other Noncurrent Assets
Regulatory assets	363	367
Goodwill	389	389
Other intangibles	174	181
Other noncurrent assets	33	31
Total Other Noncurrent Assets	959	968

Total Assets	$4,293	$4,519

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt		$163
Notes payable with affiliates		12
Accounts payable	$87	100
Accounts payable to affiliates	13	20
Customer deposits	23	23
Taxes	10	10
Regulatory liabilities	29	51
Other current liabilities	37	38
Total Current Liabilities	199	417

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	453	419
Investment tax credits	44	46
Accrued pension obligations	72	126
Asset retirement obligations	50	49
Regulatory liabilities	480	483
Price risk management liabilities	32	32
Other deferred credits and noncurrent liabilities	113	114
Total Deferred Credits and Other Noncurrent Liabilities	1,244	1,269

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,278	1,278
Earnings reinvested	36	19
Total Equity	1,738	1,721

Total Liabilities and Equity	$4,293	$4,519

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

March 31, 2011 - Successor	21,294	$424	$1,278	$41		$1,743
Net income (b)				20		20
Cash dividends declared on common stock				(25)		(25)
June 30, 2011 - Successor	21,294	$424	$1,278	$36		$1,738

December 31, 2010 - Successor	21,294	$424	$1,278	$19		$1,721
Net income (b)				59		59
Cash dividends declared on common stock				(42)		(42)
June 30, 2011 - Successor	21,294	$424	$1,278	$36		$1,738

March 31, 2010 - Predecessor	21,294	$424	$84	$758	$(11)	$1,255
Net income (b)				14		14
Other comprehensive income (loss)					(2)	(2)
June 30, 2010 - Predecessor	21,294	$424	$84	$772	$(13)	$1,267

December 31, 2009 - Predecessor	21,294	$424	$84	$755	$(10)	$1,253
Net income (b)				47		47
Cash dividends declared on common stock				(30)		(30)
Other comprehensive income (loss)					(3)	(3)
June 30, 2010 - Predecessor	21,294	$424	$84	$772	$(13)	$1,267

(a)	Shares in thousands. All common shares of Louisville Gas and Electric stock are owned by LG&E and KU Energy.
(b)	Louisville Gas and Electric's net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Operating Revenues
Retail and wholesale	$358	$347	$753	$720
Electric revenue from affiliate	7	3	18	10
Total Operating Revenues	365	350	771	730

Operating Expenses
Operation
Fuel	124	119	254	245
Energy purchases	8	19	16	48
Energy purchases from affiliate	17	23	44	48
Other operation and maintenance	100	81	184	157
Depreciation	47	34	92	68
Taxes, other than income	4	3	9	6
Total Operating Expenses	300	279	599	572

Operating Income	65	71	172	158

Other Income (Expense) - net		(2)	1	1

Interest Expense	17	1	35	3

Interest Expense with Affiliate		19		37

Income Before Income Taxes	48	49	138	119

Income Taxes	18	18	50	44

Net Income	$30	$31	$88	$75

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2011	2010
	Successor	Predecessor
Cash Flows from Operating Activities
Net income	$88	$75
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	92	68
Defined benefit plans - expense	14	7
Deferred income taxes and investment tax credits	49	29
Other	(2)	(2)
Change in current assets and current liabilities
Accounts receivable	6	(1)
Accounts payable	(17)	11
Unbilled revenue	11	1
Fuel, materials and supplies	1	(17)
Regulatory assets	3	19
Income tax receivable		(15)
Other current assets		6
Regulatory liabilities	(4)	2
Taxes	(14)	(5)
Other current liabilities		(5)
Other operating activities
Defined benefit plans - funding	(45)	(16)
Other assets	(1)	(4)
Other liabilities		2
Net cash provided by operating activities	181	155
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(97)	(145)
Purchases of assets from affiliate		(48)
Net cash provided by (used in) investing activities	(97)	(193)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(10)	39
Debt issuance and credit facility costs	(2)
Payment of common stock dividends to parent	(68)
Net cash provided by (used in) financing activities	(80)	39
Net Increase (Decrease) in Cash and Cash Equivalents	4	1
Cash and Cash Equivalents at Beginning of Period	3	2
Cash and Cash Equivalents at End of Period	$7	$3

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$7	$3
Accounts receivable (less reserve: 2011, $2; 2010, $6)
Customer	79	90
Other	9	20
Unbilled revenues	78	89
Accounts receivable from affiliates	5	12
Fuel, materials and supplies	135	136
Regulatory assets	4	9
Other intangibles	11	22
Other current assets	18	15
Total Current Assets	346	396

Investments	30	30

Property, Plant and Equipment
Regulated utility plant	4,410	3,630
Less: accumulated depreciation - regulated utility plant	90	14
Regulated utility plant, net	4,320	3,616
Construction work in progress	283	955
Property, Plant and Equipment, net	4,603	4,571

Other Noncurrent Assets
Regulatory assets	227	221
Goodwill	607	607
Other intangibles	161	175
Other noncurrent assets	60	58
Total Other Noncurrent Assets	1,055	1,061

Total Assets	$6,034	$6,058

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Notes payable with affiliates		$10
Accounts payable	$73	67
Accounts payable to affiliates	26	45
Customer deposits	23	23
Taxes	11	25
Regulatory liabilities	25	40
Other current liabilities	39	41
Total Current Liabilities	197	251

Long-term Debt	1,841	1,841

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	429	376
Investment tax credits	103	104
Accrued pension obligations	79	113
Asset retirement obligations	55	54
Regulatory liabilities	528	534
Other deferred credits and noncurrent liabilities	92	94
Total Deferred Credits and Other Noncurrent Liabilities	1,286	1,275

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,348	2,348
Accumulated other comprehensive income (loss)	(1)
Earnings reinvested	55	35
Total Equity	2,710	2,691

Total Liabilities and Equity	$6,034	$6,058

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

March 31, 2011 - Successor	37,818	$308	$2,348	$62	$(1)	$2,717
Net income (b)				30		30
Cash dividends declared on common stock				(37)		(37)
June 30, 2011 - Successor	37,818	$308	$2,348	$55	$(1)	$2,710

December 31, 2010 - Successor	37,818	$308	$2,348	$35		$2,691
Net income (b)				88		88
Cash dividends declared on common stock				(68)		(68)
Other comprehensive income (loss)					$(1)	(1)
June 30, 2011 - Successor	37,818	$308	$2,348	$55	$(1)	$2,710

March 31, 2010 - Predecessor	37,818	$308	$316	$1,372		$1,996
Net income (b)				31		31
June 30, 2010 - Predecessor	37,818	$308	$316	$1,403		$2,027

December 31, 2009 - Predecessor	37,818	$308	$316	$1,328		$1,952
Net income (b)				75		75
June 30, 2010 - Predecessor	37,818	$308	$316	$1,403		$2,027

(a)	Shares in thousands. All common shares of Kentucky Utilities stock are owned by LG&E and KU Energy.
(b)	Kentucky Utilities' net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

1.  Interim Financial Statements

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed financial statements are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2010 is derived from that Registrant's 2010 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2010 Form 10-K (in the case of PPL and PPL Electric), in the Form 8-K dated June 24, 2011 (in the case of PPL Energy Supply), or the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU).  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011 or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2011 financial statements.

(PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  See Note 8 for additional information.  Since PPL is consolidating WPD Midlands on a one-month lag, two months of WPD Midlands' operating results are included in PPL's results of operations for the three and six months ended June 30, 2011 with no comparable amounts for the same periods in 2010.  See Note 2 for additional information regarding PPL's consolidation policy.

In November 2010, PPL completed the acquisition of LKE.  See Notes 1 and 10 in PPL's 2010 Form 10-K for additional information.  LKE's operating results for the three and six months ended June 30, 2011 are included in PPL's results of operations with no comparable amounts for the same periods in 2010.

(LKE, LG&E and KU)

LKE's, LG&E's and KU's financial statements and accompanying footnotes have been segregated to present pre-acquisition activity as the Predecessor and post-acquisition activity as the Successor.  Predecessor activity covers the time period prior to November 1, 2010.  Successor activity covers the time period after October 31, 2010.  Certain accounting and presentation methods were changed to acceptable alternatives in the Successor financial statements to conform to PPL's accounting policies, which are discussed in the annual financial statements included in each 2011 Registration Statement for LKE, LG&E and KU.  The cost bases of certain assets and liabilities were changed as of November 1, 2010 as a result of the application of push-down accounting.  Consequently, the financial position, results of operations and cash flows for the Successor period are not comparable to the Predecessor period.

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011.  See Note 8 for additional information.

(PPL, PPL Energy Supply and LKE)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of various businesses that were sold or distributed in 2011 and 2010.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations, except for the LKE Predecessor period, which separately discloses these cash flows within operating, investing and financing activities, consistent with LKE's pre-acquisition accounting policy.

(LG&E)

During the second quarter of 2011, LG&E made out-of-period adjustments to correct the calculation of the revenue collected through the ECR and DSM rate mechanisms.  The correction reduced LG&E's revenues by $4 million ($2 million after tax).  The adjustments for LG&E related to 2010 and the first quarter of 2011.  The impacts were not material to any previously reported financial statements, and are not expected to be material to the financial statements for the full year of 2011.

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2010 Form 10-K (in the case of PPL and PPL Electric), in the Form 8-K dated June 24, 2011 (in the case of PPL Energy Supply), or in the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU) and should be read in conjunction with those disclosures.

General

Business and Consolidation (PPL)

As noted above, on April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed the acquisition of WPD Midlands.  PPL is consolidating WPD Midlands on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.  See Note 8 for additional information.

Regulation (PPL, PPL Electric, LKE, LG&E and KU)

The electricity distribution subsidiaries of PPL WW and PPL WEM are not subject to accounting for the effects of certain types of regulation as prescribed by GAAP, as their operations do not meet the requirements for such accounting guidance.  However, PPL Electric, LG&E and KU all apply this accounting guidance.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers (including PPL Electric's affiliate, PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During the three and six months ended June 30, 2011, PPL Electric purchased $187 million and $452 million of accounts receivable from unaffiliated third parties and $57 million and $120 million from its affiliate, PPL EnergyPlus.  During the three and six months ended June 30, 2010, PPL Electric purchased $149 million and $225 million of accounts receivable from unaffiliated third parties and $58 million and $91 million from its affiliate, PPL EnergyPlus.

New Accounting Guidance Adopted (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

No new accounting guidance has been adopted during the three or six months ended June 30, 2011.  See Note 18 for a discussion of new accounting guidance pending adoption.

3.  Segment and Related Information

(PPL and PPL Energy Supply)

See Note 2 to the Financial Statements in the 2010 Form 10-K for PPL and in the Form 8-K dated June 24, 2011 for PPL Energy Supply for a discussion of reportable segments.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  Following the distribution, PPL Energy Supply operates in a single business segment, the Supply segment.  PPL Energy Supply's 2010 segment information was restated to reflect PPL Global as a Discontinued Operation.  See Note 8 for additional information.

(PPL)

PPL includes the results of PPL Global in the International Regulated segment.  This includes the operating results and assets of WPD Midlands since the acquisition date, April 1, 2011.  See Note 8 for additional information regarding the acquisition.

Financial data for the segments for the periods ended June 30, 2011 are:

	Three Months		Six Months
	2011	2010	2011	2010
PPL
Income Statement Data
Revenues from external customers
Kentucky Regulated (a)	$638		$1,404
International Regulated	420	$178	645	$391
Pennsylvania Regulated	436	520	990	1,331
Supply (b)	995	775	2,360	2,757
Total	$2,489	$1,473	$5,399	$4,479

Intersegment electric revenues
Pennsylvania Regulated	$4	$2	$8	$4
Supply (c)	4	64	10	179

Net Income Attributable to PPL
Kentucky Regulated (a)	$31		$106
International Regulated (b)	38	$58	93	$134
Pennsylvania Regulated	36	16	88	53
Supply (b) (d) (e)	91	30	310	167
Unallocated Costs (f)		(19)		(19)
Total	$196	$85	$597	$335

PPL Energy Supply
Income Statement Data
Revenues from external customers
Supply (b)	$997	$835	$2,366	$2,929

Net Income
International Regulated (b) (d)		$53		$121
Supply (b) (d) (e)	$89	33	$303	165
Total	$89	$86	$303	$286

	PPL		PPL Energy Supply
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Balance Sheet Data
Assets
Kentucky Regulated (g)	$10,087	$10,318
International Regulated	13,387	4,800		$4,800
Pennsylvania Regulated	5,086	5,189
Supply (g)	11,977	12,530	$11,432	11,996
Total assets	$40,537	$32,837	$11,432	$16,796

(a)
This segment primarily includes the operating activities and assets of LKE, which was acquired in November 2010.  Net income attributable to PPL includes the allocation of interest expense from the 2010 Equity Units issued to fund the acquisition and interest rate swaps.

(b)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(c)	See "PLR Contracts" in Note 11 for a discussion of the basis of accounting between reportable segments.
(d)	Either includes Discontinued Operations or is reported in Discontinued Operations. See Note 8 for additional information.

(e)
In April 2011, during the PPL Susquehanna Unit 2 scheduled refueling and generation uprate outage, a planned inspection of the Unit 2 turbine revealed cracks in certain of its low pressure turbine blades.  As a precaution, PPL Susquehanna also took Unit 1 out of service in mid-May to inspect the turbine blades in that unit.  This inspection revealed cracked blades similar to those found in Unit 2.  Replacement of these blades was completed, which significantly extended these outages.  PPL Energy Supply incurred an after-tax earnings impact, including reduced energy sales margins and repair expense for both units, of approximately $60 million in the three and six months ended June 30, 2011.

(f)	Represents 2010 Bridge Facility financing costs and other costs related to the acquisition of LKE.
(g)	A portion of the goodwill related to the 2010 LKE acquisition has been attributed to PPL's Supply segment.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares.  In 2011 and 2010, these securities included stock options, performance units granted under incentive compensation plans and the 2010 Purchase Contract component of the 2010 Equity Units.  Additionally, in 2011, these securities included the 2011 Purchase Contract component of the 2011 Equity Units.  The 2011 Purchase Contracts will be dilutive only if the average VWAP of PPL's common stock for a certain period exceeds approximately $30.99.  The 2010 Purchase Contracts will be dilutive only if the average VWAP of PPL's common stock for a certain period exceeds $28.80.  Because the average VWAP has not exceeded either applicable value since issuance, the 2011 and 2010 Purchase Contracts were excluded from the diluted EPS calculations.  Subject to antidilution adjustments at June 30, 2011, the maximum number of shares issuable to settle the Purchase Contracts was 105,202,345 shares, including 86,552,565 shares that could be issued under standard provisions of the Purchase Contracts and 18,649,780 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.  See Note 7 for additional information on the 2011 Equity Units.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2011	2010	2011	2010
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$197	$78	$595	$320
Less amounts allocated to participating securities	1		3	1
Income from continuing operations after income taxes available to PPL
common shareowners	$196	$78	$592	$319

Income (loss) from discontinued operations (net of income taxes) available
to PPL	$(1)	$7	$2	$15

Net income attributable to PPL	$196	$85	$597	$335
Less amounts allocated to participating securities	1		3	1
Net income available to PPL common shareowners	$195	$85	$594	$334

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	561,652	381,896	522,897	379,810
Add incremental non-participating securities:
Stock options and performance units	367	179	287	224
Weighted-average shares - Diluted EPS	562,019	382,075	523,184	380,034

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.35	$0.20	$1.13	$0.84
Income (loss) from discontinued operations (net of income taxes)		0.02	0.01	0.04
Net Income	$0.35	$0.22	$1.14	$0.88

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.35	$0.20	$1.13	$0.84
Income (loss) from discontinued operations (net of income taxes)		0.02	0.01	0.04
Net Income	$0.35	$0.22	$1.14	$0.88

For the periods ended June 30 the following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
(Shares in thousands)	2011	2010	2011	2010

Stock options	5,045	5,184	5,829	4,669
Performance units	1	105	4	91

During the three and six months ended June 30, 2011, PPL issued 48,592 and 392,972 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 598,198 and 1,179,909 shares of common stock related to its DRIP during the three and six months ended June 30, 2011.  PPL also issued 301,319 shares related to its ESOP during the six months ended June 30, 2011.

See Note 7 for information on the April 2011 issuance of common stock and 2011 Equity Units.

5.  Income Taxes

Reconciliations of income tax expense for the periods ended June 30 are:

(PPL)

	Three Months		Six Months
	2011	2010	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$104	$32	$323	$163
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	1	39	15
State valuation allowance adjustments (a)			11	(8)
Impact of lower U.K. income tax rates (b)	(11)	(3)	(19)	(7)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	(9)	(8)	(15)	(6)
Federal and state tax reserve adjustments (d)	(2)	1	(3)	(7)
Foreign tax reserve adjustments (e)		22		22
Domestic manufacturing deduction (f)		(8)		(12)
Health Care Reform (g)				8
Foreign losses resulting from restructuring (e)		(25)		(25)
Federal income tax credits	(2)	(2)	(7)	(4)
Amortization of investment tax credit	(1)	(1)	(4)	(2)
Depreciation not normalized (a)	(2)		(6)
Nondeductible acquisition-related costs (h)	8		8
Other	(3)	(2)	(8)	(4)
Total increase (decrease)	(8)	(25)	(4)	(30)
Total income taxes from continuing operations	$96	$7	$319	$133

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL adjusted its deferred tax valuation allowances for Pennsylvania net operating losses.  As a result, during the six months ended June 30, 2011 PPL recorded $11 million of deferred income tax expense.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.
(b)	The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate. Effective April 1, 2011, the statutory income tax rate was reduced from 28% to 27%.
(c)	During the three and six months ended June 30, 2011, PPL recorded a $7 million and $14 million federal income tax benefit related to U.K. pension contributions.
(d)	During the six months ended June 30, 2010, PPL recorded a $6 million federal income tax benefit related to claims associated with foreign earnings.
(e)
During the three and six months ended June 30, 2010, PPL recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve in conjunction with losses resulting from restructuring in the U.K.  These losses offset tax on a deferred gain from a prior year sale of WPD's supply business.

(f)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated income tax benefit related to the domestic manufacturing deduction in 2011.

(g)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL recorded deferred income tax expense in the first quarter of 2010.  See Note 9 for additional information.

(h)
During the three and six months ended June 30, 2011, PPL recorded nondeductible acquisition-related costs (primarily the U.K. stamp duty tax) associated with its acquisition of WPD Midlands.  See Note 8 for additional information on the acquisition.

In July 2011, the U.K. Finance Act 2011 was enacted.  The most significant change to the law was a reduction in the U.K.'s statutory income tax rate.  The statutory tax rate was changed from 27% to 26%, effective April 1, 2011 and from 26% to 25%, effective April 1, 2012.  As a result of these changes, PPL expects to record a deferred tax benefit in the range of $65 million to $75 million in the third quarter of 2011.

(PPL Energy Supply)

	Three Months		Six Months
	2011	2010	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$52	$10	$176	$82
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	1	27	12
State valuation allowance adjustments (a)			6
Domestic manufacturing deduction (b)		(8)		(12)
Health Care Reform (c)				5
Federal income tax credits	(1)	(1)	(6)	(3)
Other	(2)	1	(2)	1
Total increase (decrease)	7	(7)	25	3
Total income taxes from continuing operations	$59	$3	$201	$85

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal income tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL Energy Supply adjusted its deferred tax valuation allowances for Pennsylvania net operating losses.  As a result, during the six months ended June 30, 2011, PPL Energy Supply recorded $6 million of deferred income tax expense.

(b)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated tax benefit related to the domestic manufacturing deduction in 2011.

(c)
Beginning in 2013, provisions within Health Care Reform eliminated the income tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL Energy Supply recorded deferred income tax expense in the first quarter of 2010.  See Note 9 for additional information.

(PPL Electric)

	Three Months		Six Months
	2011	2010	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$21	$12	$48	$34
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	1	7	4
Federal and state tax reserve adjustments	(2)	(2)	(4)	(4)
Federal and state income tax return adjustments			(2)
Depreciation not normalized (a)	(2)		(5)
Other	(1)		(2)	(2)
Total increase (decrease)	(2)	(1)	(6)	(2)
Total income taxes	$19	$11	$42	$32

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal income tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.

(LKE)

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$23	$16	$70	$51
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2		7	4
Other	(1)	(1)	(4)	(2)
Total increase (decrease)	1	(1)	3	2
Total income taxes from continuing operations	$24	$15	$73	$53

(LG&E)

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$11	$7	$33	$25
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	1	1	3	2
Other		(1)	(2)	(2)
Total increase (decrease)	1		1
Total income taxes	$12	$7	$34	$25

(KU)

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$17	$17	$48	$42
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	4	4
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	1	1	2	2
Total income taxes	$18	$18	$50	$44

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits for the periods ended June 30 were as follows.

	Three Months		Six Months
	2011	2010	2011	2010
PPL
Beginning of period	$251	$201	$251	$212
Additions based on tax positions of prior years	1	2	1	4
Reductions based on tax positions of prior years				(6)
Additions based on tax positions related to the current year		30		30
Reductions based on tax positions related to the current year	(1)		(2)	(5)
Settlements		(5)		(1)
Lapse of applicable statutes of limitations	(3)	(2)	(5)	(4)
Effects of foreign currency translation	2	(2)	5	(6)
End of period	$250	$224	$250	$224

PPL Energy Supply
Beginning of period	$28	$115	$183	$124
Additions based on tax positions of prior years		2		2
Reductions based on tax positions of prior years				(4)
Additions based on tax positions related to the current year		30		30
Reductions based on tax positions related to the current year		(3)		(3)
Settlements				(1)
Derecognition (a)			(155)
Effects of foreign currency translation		(2)		(6)
End of period	$28	$142	$28	$142

PPL Electric
Beginning of period	$59	$72	$62	$74
Additions based on tax positions of prior years				2
Reductions based on tax positions of prior years				(2)
Reductions based on tax positions related to the current year		(2)	(1)	(2)
Lapse of applicable statutes of limitations	(3)	(2)	(5)	(4)
End of period	$56	$68	$56	$68

(a)
Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant for the three and six months ended June 30, 2011 and 2010.

At June 30, 2011, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$25	$231
PPL Energy Supply		26
PPL Electric	26	41

These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At June 30, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were as follows.  The amounts for LKE, LG&E and KU were insignificant.

	2011	2010

PPL	$185	$132
PPL Energy Supply	12	112
PPL Electric	10	11

Tax Litigation (PPL and PPL Electric)

In January 2011, the IRS appealed, to the U.S. Court of Appeals for the Third Circuit, the U.S. Tax Court's decision that the 1997 U.K. Windfall Profits Tax (WPT) is a creditable tax for U.S. Federal income tax purposes.  In its decision, the Tax Court ruled on two issues: (1) the 1997 U.K. WPT imposed on all U.K. privatized utilities, including PPL's U.K. subsidiary, was creditable against the Company's U.S. income taxes; and (2) PPL Electric's street lighting assets could be depreciated for tax purposes over seven years as permitted for "property without a class life" instead of the 20-year depreciation recovery period argued by the IRS.  The IRS is not appealing the street lighting decision.  PPL filed its tax returns for 1997 and all intervening years on the basis that the WPT was creditable and that the appropriate tax depreciable life for its street lighting assets was seven years.  Therefore, the cash benefit resulting from these items has already been realized.  PPL cannot predict the outcome of this matter.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following tables provide information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Current Regulatory Assets:
Generation supply charge		$45		$45
Universal service rider	$6	10	$6	10
Other	19	30	4	8
Total current regulatory assets	$25	$85	$10	$63

	PPL		PPL Electric
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Noncurrent Regulatory Assets:
Defined benefit plans	$588	$592	$258	$262
Taxes recoverable through future rates	268	254	268	254
Storm costs	128	129	7	7
Unamortized loss on debt	58	61	25	27
Interest rate swaps	44	43
Accumulated cost of removal of utility plant (a)	40	35	40	35
Coal contracts (b)	16	22
Other	58	44	12	7
Total noncurrent regulatory assets	$1,200	$1,180	$610	$592

Current Regulatory Liabilities:
Coal contracts (b)	$23	$46
Generation supply charge	16		$16
ECR	9	12
PURTA tax	5	10	5	$10
Transmission service charge		8		8
Other	24	33	2
Total current regulatory liabilities	$77	$109	$23	$18

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$638	$623
Coal contracts (b)	197	213
Power purchase agreement - OVEC (b)	120	124
Net deferred tax assets	36	40
Act 129 compliance rider	15	14	$15	$14
Defined benefit plans	10	10
Other	7	7
Total noncurrent regulatory liabilities	$1,023	$1,031	$15	$14

	LKE		LG&E		KU
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010

Current Regulatory Assets:
ECR		$5		$5
Coal contracts (b)	$3	5	$1	1	$2	$4
Gas supply clause	5	4	5	4
Fuel adjustment clause	7	3	5	3	2
Virginia fuel factor		5				5
Total current regulatory assets	$15	$22	$11	$13	$4	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$330	$330	$213	$213	$117	$117
Storm costs	121	122	61	65	60	57
Unamortized loss on debt	33	34	21	22	12	12
Interest rate swaps	44	43	44	43
Coal contracts (b)	16	22	6	8	10	14
Other	46	37	18	16	28	21
Total noncurrent regulatory assets	$590	$588	$363	$367	$227	$221

Current Regulatory Liabilities:
Coal contracts (b)	$23	$46	$15	$31	$8	$15
ECR	9	12			9	12
Other	22	33	14	20	8	13
Total current regulatory liabilities	$54	$91	$29	$51	$25	$40

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$638	$623	$281	$275	$357	$348
Coal contracts (b)	197	213	83	87	114	126
Power purchase agreement - OVEC (b)	120	124	83	86	37	38
Net deferred tax assets	36	40	31	34	5	6
Defined benefit plans	10	10			10	10
Other	7	7	2	1	5	6
Total noncurrent regulatory liabilities	$1,008	$1,017	$480	$483	$528	$534

(a)
The December 31, 2010 balance of accumulated cost of removal of utility plant was reclassified from "Accumulated depreciation - regulated utility plant" to noncurrent "Regulatory assets" on the Balance Sheets.  These costs will continue to be included in future rate proceedings.

(b)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

Environmental Upgrades

In order to achieve compliance with new and pending federal EPA regulations including CSAPR and the MACT rule, in June 2011, LG&E and KU filed an ECR plan with the KPSC requesting approval to install environmental upgrades for their coal-fired plants and recovery of the expected $2.5 billion in associated capital costs, as well as operating expenses, as incurred.  The ECR plan details upgrades that will be made to certain of their coal-fired generating stations to continue to be compliant with EPA regulations.  Additionally, LG&E and KU notified the KPSC that a likely further effect of the new requirements is to accelerate the retirement of three other older coal-fired plants requiring LG&E and KU to replace the lost energy supplied by those plants.

LG&E requested $1.4 billion to modernize the scrubbers at the Mill Creek generating station as well as install fabric-filter baghouse systems for increased particulate and mercury control on all units at Mill Creek and for Unit 1 at Trimble County.  In its KPSC application, LG&E estimated the impact on rates to LG&E's electric customers to be an increase of 2.3% in 2012, growing to an increase of 19.2% in 2016.  KU requested $1.1 billion for upgrades that include fabric-filter baghouse systems for increased particulate and mercury control on units at the E.W. Brown and Ghent generating stations and the conversion of a wet storage facility to a dry landfill at the E.W. Brown generating station.  In its KPSC application, KU estimated the impact on rates to KU's electric customers to be an increase of 1.5% in 2012, growing to an increase of 12.2% in 2016.

Certain parties have submitted interventions in the ECR proceedings.  The KPSC issued a procedural schedule under which data discovery is expected to continue into the fourth quarter.  A KPSC order is anticipated to be issued in December 2011.  LG&E and KU cannot predict the outcome of these proceedings.

Integrated Resource Planning

Integrated Resource Planning (IRP) regulations in Kentucky require major utilities to make triennial IRP filings with the KPSC.  In April 2011, LG&E and KU filed their 2011 joint IRP with the KPSC.  The IRP provides historical and projected demand, resource and financial data, and other operating performance and system information.  In May 2011, the KPSC issued a procedural schedule and data discovery will continue through the third quarter.  Pursuant to a December 2008 Order, KU will file the 2011 joint IRP with the VSCC by September 2011, with certain supplemental information as required by this Order.  Impending environmental regulation could result in the retirements of older, smaller coal-fired units and therefore the IRP assumes approximately 800 MW of potential retirements of coal-fired capacity in 2016 and replacement by combined-cycle gas units.  In addition, the IRP assumes approximately 500 MW of peak demand reductions by 2017 through existing or expanded DSM or energy efficiency programs.  Implementation of the major findings of the IRP is subject to further analysis and decision-making and further regulatory approvals.

Demand-Side Management/Energy Efficiency

In April 2011, LG&E and KU filed a DSM application to expand existing energy efficiency programs and implement new energy efficiency programs.  LG&E and KU requested new DSM rates to become effective on May 13, 2011.  On May 10, 2011, the KPSC issued an Order suspending the proposed rates for five months until October 12, 2011.  On May 20, 2011, the KPSC issued an Order establishing a procedural schedule for discovery and intervenor testimony, but the KPSC did not schedule a hearing in the proceeding.

PPL's Acquisition of LKE

In September 2010, the KPSC approved a settlement agreement among PPL and all of the intervening parties to PPL's joint application to the KPSC for approval of its acquisition of ownership and control of LKE, LG&E and KU.  In the settlement agreement, the parties agreed that LG&E and KU would commit that no base rate increases would take effect before January 1, 2013.  Under the terms of the settlement, LG&E and KU retain the right to seek KPSC approval for the deferral of "extraordinary and uncontrollable costs," such as significant storm restoration costs, if incurred.  Additionally, interim rate adjustments will continue to be permissible during that period for existing recovery mechanisms such as the ECR and DSM.

Virginia Activities (PPL, LKE and KU)

Rate Case

In April 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers of $9 million, or 14%.  The proposed increase reflects a rate of return on rate base of 8%, based on a return on equity of 11%, inclusive of expenditures to complete TC2, all new flue gas desulfurization controls, recovery over five years of a 2009 storm regulatory asset and various other adjustments to revenue and expenses for the test year ended December 31, 2010.  While KU cannot predict the amount of the allowed increase, it expects the new rates to go into effect in January 2012.

Levelized Fuel Factor

In February 2011, KU filed an application with the VSCC seeking approval of an increase in its fuel cost factor beginning with service rendered in April 2011.  In March 2011, a hearing was held on KU's requested fuel factor and an Order was issued approving a revised fuel factor to be in effect beginning with service rendered on and after April 1, 2011, with recovery of the regulatory asset for prior period under recoveries over a three-year period.

Storm Costs

In December 2009, a major snowstorm hit KU's Virginia service area causing approximately 30,000 customer outages.  During the normal 2009 Virginia Annual Information Filing (AIF), KU requested that the VSCC establish a regulatory asset and defer for future recovery $6 million in incremental operation and maintenance expenses related to the storm restoration.  In March 2011, the VSCC Staff issued its report on KU's 2009 AIF stating that it considered this storm damage to be extraordinary, non-recurring and material to KU.  The Staff Report also recommended establishing a regulatory asset for these costs, with recovery over a five-year period upon approval in the next base rate case.  In March 2011, a regulatory asset of $6 million was established for actual costs incurred.  In June 2011, the VSCC issued an Order approving the recommendations contained in the Staff Report.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are exposed to significant penalties.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced overall electricity consumption of 1.0% by 2011 and 3.0% by 2013, and reduced peak demand of 4.5% for the 100 hours of highest demand by 2013.  To date, PPL Electric has met the 2011 requirement.  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The plan includes 14 programs, all of which are voluntary for customers.  The plan includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement the plan.  In September 2010, PPL Electric filed its Program Year 1 Annual Report and Process Evaluation Report.  PPL Electric also filed a petition requesting permission to modify two components of its EE&C Plan.  The PUC issued its Final Order in January 2011, approving the changes proposed by PPL Electric and directing PPL Electric to re-file its plan to reflect all changes made since its initial approval.  In February 2011, PPL Electric filed the changes to its plan and in May 2011, the PUC approved those changes.

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations, and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  In compliance with the Order, in the third quarter of 2010, PPL Electric submitted a revised plan with a cost estimate of $38 million to be incurred over a five-year period, beginning in 2009, and filed a rider to recover these costs beginning January 1, 2011.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of its smart meter program.

Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (four to 20 years), with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover the costs associated with a competitive procurement plan.

Under Act 129, the DSP competitive procurement plan must ensure adequate and reliable service "at least cost to customers" over time.  Act 129 grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.  The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has begun purchasing under that plan.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of providing default service.

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market which will be conducted in two phases.  Phase one will address the status of the current retail market and explore potential changes.  Questions promulgated by the PUC for this phase of the investigation focus primarily on default service issues.  In June 2011, interested parties filed comments and the PUC held a hearing in this phase of the investigation.  In July 2011, the PUC entered an order initiating phase two of the investigation which will study how best to address issues identified by the PUC as being most relevant to improving the current retail electricity market. It is likely that investigation will not be completed before the end of the year.  PPL Electric cannot predict the outcome of the investigation.

Legislation – Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation that would authorize the PUC to approve regulatory procedures and mechanisms to provide for more timely recovery of a utility's costs.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover certain capital costs and related operating expenses.  The legislation is now before the full Pennsylvania House of Representatives.  PPL Electric is working with other stakeholders to support passage of this legislation.

Federal Matters

FERC Formula Rates

(PPL and PPL Electric)

In May 2010, PPL Electric initiated the 2010 Annual Update of its formula rate.  In November 2010, a group of municipal customers taking transmission service in PPL Electric's zone filed a preliminary challenge to the update, and in December 2010 they filed a formal challenge.  In January 2011, PPL Electric filed a motion to dismiss a number of the challenges and submitted responses to all of the challenges.  The group of municipal customers filed answers to PPL Electric's motion to dismiss and its responses to the formal challenge.  PPL Electric cannot predict the outcome of this proceeding which remains pending before the FERC.

International Activities (PPL)

U.K. Overhead Electricity Networks

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, the U.K. Government determined that the U.K. electricity network should comply with the issued guidance.  WPD estimates that the cost of compliance will be approximately $126 million.  The projected expenditures in the current regulatory period, April 1, 2010 through March 31, 2015, have been included in allowed revenues, and it is expected that expenditures beyond this five-year period (including WPD Midlands expenditures) will also be included in allowed revenues.  The U.K. Government has determined that WPD (South Wales) and WPD Midlands should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, the U.K. Government amended a regulation relating to safety and continuity of supply by adding a new obligation which broadly requires, beginning January 31, 2009, network operators to implement a risk-based program to clear trees away from overhead lines.  WPD estimates that the cost of compliance will be approximately $208 million over a 25-year period.  The projected expenditures in the current regulatory period have been included in allowed revenues under the current price control review, and it is expected that expenditures beyond this five-year period will also be included in allowed revenues.

In addition to the above, WPD (East Midlands) and WPD (West Midlands) were not in compliance with earlier regulations pertaining to overhead line clearances as of the acquisition date.  WPD (East Midlands) and WPD (West Midlands) expect to incur costs through 2015 to comply with these requirements that are not included in allowed revenues under the current price control review.  Management is in the process of assessing and quantifying this exposure as a result of the acquisition.

New U.K. Pricing Model

The electricity distribution subsidiaries of PPL WW and PPL WEM operate under distribution licenses and price controls granted and set by Ofgem for each of their distribution subsidiaries.  The price control formula that governs allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs.  The price control formula is normally determined every five years.  Ofgem completed its review in December 2009 that became effective April 1, 2010 and will continue through March 31, 2015.

In October 2010, Ofgem announced a new pricing model that will be effective for the U.K. electricity distribution sector, beginning April 2015.  The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  Key components of the model are:  an extension of the price review period from five to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, expansion of the current Low Carbon Network Fund to stimulate innovation and continued use of a single weighted average cost of capital.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Credit facilities are maintained to enhance liquidity and provide credit support, and as a backstop to commercial paper programs, when necessary.  The following credit facilities were in place at:

	June 30, 2011					December 31, 2010
				Letters of			Letters of
	Expiration		Borrowed	Credit	Unused	Borrowed	Credit
	Date	Capacity	(a)	Issued	Capacity	(a)	Issued
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b)	Jan. 2013	£150	£113	n/a	£37	£115	n/a
WPD (South West)
Syndicated Credit Facility	July 2012	210		n/a	210		n/a
WPD (East Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300		£70	230	n/a	n/a
WPD (West Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300		71	229	n/a	n/a
Uncommitted Credit Facilities		113		3	110		£3
Total WPD Credit Facilities (d)		£1,073	£113	£144	£816	£115	£3

PPL Energy Supply (e)
Syndicated Credit Facility (f)	Dec. 2014	$3,000	$250	$122	$2,628	$350
Letter of Credit Facility	Mar. 2013	200	n/a	55	145	n/a	$24
Structured Credit Facility (g)	Mar. 2011	n/a	n/a	n/a	n/a	n/a	161
Total PPL Energy Supply
Credit Facilities		$3,200	$250	$177	$2,773	$350	$185

	June 30, 2011					December 31, 2010
				Letters of			Letters of
	Expiration		Borrowed	Credit	Unused	Borrowed	Credit
	Date	Capacity	(a)	Issued	Capacity	(a)	Issued
PPL Electric (e)
Syndicated Credit Facility	Dec. 2014	$200		$13	$187		$13
Asset-backed Credit Facility (h)	July 2011	150		n/a	150		n/a
Total PPL Electric Credit Facilities		$350		$13	$337		$13

LG&E (e) (i)
Syndicated Credit Facility (j)	Dec. 2014	$400			$400	$163

KU (e) (i)
Syndicated Credit Facility (j)	Dec. 2014	$400			$400		$198
Letter of Credit Facility (k)	Apr. 2014	198	n/a	$198		n/a	n/a
Total KU Credit Facilities		$598		$198	$400		$198

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)	The borrowing outstanding at June 30, 2011 was a USD-denominated borrowing of $181 million, which equated to £113 million at the time of borrowing and bore interest at approximately 1.07%.

(c)
In April 2011, following the completion of the acquisition of WPD Midlands, WPD (East Midlands) and WPD (West Midlands) each entered into a £300 million 5-year syndicated credit facility.  Under the facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to make cash borrowings and to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.  Each company pays customary commitment and utilization fees under its respective facility, and borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the respective company's senior unsecured long-term debt rating.  Each credit facility contains financial covenants that require the respective company to maintain an interest coverage ratio of consolidated earnings before interest, income taxes, depreciation and amortization to interest expense of at least 3.0 to 1 and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facilities.  An aggregate of $7 million in fees were incurred in connection with establishing these facilities.

(d)
In June 2011, WPD repaid £84 million of short-term debt (which equated to $138 million at the time of repayment) with proceeds received from the issuance of long-term debt.  Although financial information of foreign subsidiaries is recorded on a one-month lag, the repayment of short-term debt is reflected in the financial statements for the quarter ended June 30, 2011.  See "Long-term Debt and Equity Securities" below for further discussion.

At June 30, 2011, the unused capacity of the WPD credit facilities was approximately $1.3 billion.

(e)	All credit facilities at PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL on a consolidated basis for financial reporting purposes.

(f)	The borrowing outstanding at June 30, 2011 bears interest at 2.44%.

(g)
In March 2011, PPL Energy Supply's $300 million Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate but related $300 million 5-year credit agreement, which also expired in March 2011.

(h)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At June 30, 2011 and December 31, 2010, $274 million and $248 million of accounts receivable and $87 million and $134 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at June 30, 2011, the amount available for borrowing under the facility was limited to $107 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2011, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2012.

(i)	All credit facilities at LG&E and KU also apply to LKE on a consolidated basis for financial reporting purposes.

(j)
In June 2011, these facilities were amended such that the fees and the spreads to benchmark interest rates for borrowings depend upon the respective company's senior secured long-term debt rating rather than the senior unsecured long-term debt rating.

(k)
In April 2011, KU entered into a letter of credit facility that has been used to issue letters of credit to support outstanding tax-exempt bonds.  The facility contains a financial covenant requiring KU's debt to total capitalization not to exceed 70%, as calculated in accordance with the credit facility.  KU pays customary commitment and letter of credit fees under the new facility.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At June 30, 2011, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2015, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at June 30, 2011.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility, which expires in December 2014, based on available capacity.  PPL Electric had no commercial paper outstanding at June 30, 2011.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 11 for discussion of intercompany borrowings.

2011 Bridge Facility (PPL)

In March 2011, concurrently and in connection with entering into the agreement to acquire WPD Midlands, PPL entered into a commitment letter with certain lenders pursuant to which the lenders committed to provide PPL with 364-day unsecured bridge financing of up to £3.6 billion solely to (i) fund the acquisition and (ii) pay certain fees and expenses in connection with the acquisition.  The bridge financing commitment was subsequently syndicated to a group of banks, including the initial commitment lenders.  Upon the syndication of the commitment, in March 2011, PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, entered into the £3.6 billion 2011 Bridge Facility.  During the six months ended June 30, 2011, PPL incurred $43 million of fees in connection with establishing the 2011 Bridge Facility, which is reflected in "Interest Expense" on the Statement of Income.  Of the total fees incurred, $36 million was recorded in "Interest Expense" on the Statement of Income for the three months ended June 30, 2011.

On April 1, 2011, concurrent with the closing of the WPD Midlands acquisition, PPL Capital Funding borrowed an aggregate of £1.75 billion and PPL WEM borrowed £1.85 billion under the 2011 Bridge Facility.  Borrowings bore interest at approximately 2.62%, determined by one-month LIBOR rates plus a spread, based on PPL Capital Funding's senior unsecured debt rating and the length of time from the date of the acquisition closing that borrowings were outstanding.  See Note 8 for additional information on the acquisition.

In accordance with the terms of the 2011 Bridge Facility, PPL Capital Funding's borrowings of £1.75 billion were repaid with approximately $2.8 billion of proceeds received from PPL's issuance of common stock and 2011 Equity Units in April 2011, as discussed in "Long-term Debt and Equity Securities" below.  In April 2011, PPL WEM repaid £650 million of its 2011 Bridge Facility borrowing.  Such repayment was funded primarily with proceeds received from PPL WEM's issuance of senior notes, which is also discussed below.  In May 2011, PPL WEM repaid the remaining £1.2 billion of borrowings then-outstanding under the 2011 Bridge Facility, primarily with the proceeds from senior notes issued by WPD (East Midlands) and WPD (West Midlands), as described below.

In anticipation of the repayment of a portion of the borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of U.S. dollar-denominated senior notes, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  See Note 14 for further discussion.

Long-term Debt and Equity Securities

(PPL)

In connection with the closing of the acquisition of WPD Midlands, PPL assumed, through consolidation, £250 million of Senior Notes due 2040 (2040 Notes) previously issued by WPD (East Midlands), and £250 million of Senior Notes due 2025 (2025 Notes) previously issued by WPD (West Midlands), equating to an aggregate principal amount of approximately $800 million at the time of closing.  The interest rates on the notes are subject to adjustment into June 2012 in the event of a rating change on the notes.  The 2040 Notes currently bear interest at 5.75%, and the 2025 Notes currently bear interest at 6.00%.

The maximum rate of interest allowable under the adjustment provisions is 6.50% for the 2040 Notes and 6.25% for the 2025 Notes.  The notes may be put by the holders back to the respective issuer for redemption if the long-term credit ratings assigned to the notes by Moody's or S&P are withdrawn by either of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or material adverse change to, the distribution license under which WPD (West Midlands) and WPD (East Midlands) operate.

In April 2011, PPL issued 92 million shares of its common stock at a public offering price of $25.30 per share, for a total of $2.328 billion.  Proceeds from the issuance were $2.258 billion, net of the $70 million underwriting discount.  PPL also issued 19.55 million 2011 Equity Units at a stated amount per unit of $50.00 for a total of $978 million.  Proceeds from the issuance were $948 million, net of the $30 million underwriting discount.  PPL used the net proceeds to repay PPL Capital Funding's borrowings under the 2011 Bridge Facility, as discussed above, to pay certain acquisition-related fees and expenses and for general corporate purposes.

Each 2011 Equity Unit consists of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019 (2019 Notes).

Each 2011 Purchase Contract obligates the holder to purchase, and PPL to sell, for $50.00 a number of shares of PPL common stock to be determined by the average VWAP of PPL's common stock for the 20-trading day period ending on the third trading day prior to May 1, 2014, subject to antidilution adjustments and an early settlement upon a Fundamental Change as follows:

•	if the average VWAP equals or exceeds approximately $30.99, then 1.6133 shares (a minimum of 31,540,015 shares);
•	if the average VWAP is less than approximately $30.99 but greater than $25.30, a number of shares of common stock having a value, based on the average VWAP, equal to $50.00; and
•	if the average VWAP is $25.30, then 1.9763 shares (a maximum of 38,636,665 shares).

If holders elect to settle the 2011 Purchase Contract prior to May 1, 2014, they will receive 1.6133 shares of PPL common stock, subject to antidilution adjustments and an early settlement upon a Fundamental Change.

A holder's ownership interest in the 2019 Notes is pledged to PPL to secure the holder's obligation under the related 2011 Purchase Contract.  If a holder of a 2011 Purchase Contract chooses at any time no longer to be a holder of the 2019 Notes, such holder's obligation under the 2011 Purchase Contract must be secured by a U.S. Treasury security.

Each 2011 Purchase Contract also requires PPL to make quarterly contract adjustment payments at a rate of 4.43% per year on the $50.00 stated amount of the 2011 Equity Unit.  PPL has the option to defer these contract adjustment payments until the 2011 Purchase Contract settlement date.  Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 8.75% per year until paid.  Until any deferred contract adjustment payments have been paid, PPL may not declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, subject to certain exceptions.

The 2019 Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  The 2019 Notes initially bear interest at 4.32% and are not subject to redemption prior to May 2016.  Beginning May 2016, PPL Capital Funding may, at its option, redeem the 2019 Notes, in whole but not in part, at any time, at par plus accrued and unpaid interest.  The 2019 Notes are expected to be remarketed in 2014 into two tranches, such that neither tranche will have an aggregate principal amount of less than the lesser of $250 million and 50% of the aggregate principal amount of the 2019 Notes to be remarketed.  One tranche will mature on or about the third anniversary of the settlement of the remarketing, and the other tranche will mature on or about the fifth anniversary of such settlement.  Upon a successful remarketing, the interest rate on the 2019 Notes may be reset and the maturity of the tranches may be modified as necessary.  In connection with a remarketing, PPL Capital Funding may elect with respect to each tranche, to extend or eliminate the early redemption date and/or calculate interest on the notes of a tranche on a fixed or floating rate basis.  If the remarketing fails, holders of the

2019 Notes will have the right to put their notes to PPL Capital Funding on May 1, 2014 for an amount equal to the principal amount plus accrued interest.

Prior to May 2016, PPL Capital Funding may elect at one or more times to defer interest payments on the 2019 Notes for one or more consecutive interest periods until the earlier of the third anniversary of the interest payment due date and May 2016.  Deferred interest payments will accrue additional interest at a rate equal to the interest rate then applicable to the 2019 Notes.  Until any deferred interest payments have been paid, PPL may not, subject to certain exceptions, (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (ii) make any payment of principal of, or interest or premium, if any, on, or repay, purchase or redeem any of its debt securities that upon its liquidation ranks equal with, or junior in interest to, the subordinated guarantee of the 2019 Notes by PPL as of the date of issuance and (iii) make any payments regarding any guarantee by PPL of securities of any of its subsidiaries (other than PPL Capital Funding) if the guarantee ranks equal with, or junior in interest to, the 2019 Notes as of the date of their issuance.

In the financial statements, the proceeds from the sale of the 2011 Equity Units were allocated to the 2019 Notes and the 2011 Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2019 Notes were recorded at $978 million, which approximated fair value, as long-term debt.  At the time of issuance, the present value of the contract adjustment payments of $123 million was recorded to other liabilities representing the obligation to make contract adjustment payments, with an offsetting reduction to additional paid-in capital for the issuance of the 2011 Purchase Contracts, which approximated the fair value of each.  The liability is being accreted through interest expense over the three-year term of the 2011 Purchase Contracts.  The initial valuation of the contract adjustment payments is considered a non-cash transaction that is excluded from the Statement of Cash Flows in 2011.  Costs to issue the 2011 Equity Units were primarily allocated on a relative cost basis, resulting in $25 million being recorded to "Additional paid-in capital" and $5 million being recorded to "Other noncurrent assets".  See Note 4 for EPS considerations related to the 2011 Purchase Contracts.

Also in April 2011, PPL WEM issued $460 million of 3.90% Senior Notes due 2016 (2016 Notes) and $500 million of 5.375% Senior Notes due 2021 (2021 Notes).  The 2016 Notes may be redeemed any time prior to maturity at PPL WEM's option at make-whole redemption prices.  The 2021 Notes may be redeemed at PPL WEM's option at make-whole redemption prices until the date three months prior to maturity and at par thereafter.  PPL WEM received proceeds of $953 million, net of discounts and underwriting fees, from the combined issuance of the notes.  The net proceeds were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility as discussed above.  In connection with the issuance of the senior notes, PPL WEM, through PPL, entered into cross currency interest rate swaps for the entire aggregate principal amount of each series of notes in order to hedge PPL WEM's risk of variability in the GBP functional currency equivalent cash flows related to its U.S. dollar interest and principal payments on the notes.

In May 2011, WPD (West Midlands) issued £800 million of 5.75% Senior Notes due 2032 (2032 Notes) and WPD (East Midlands) issued £600 million of 5.25% Senior Notes due 2023 (2023 Notes).  WPD (West Midlands) and WPD (East Midlands) collectively received proceeds of £1.4 billion, which equated to $2.2 billion at the time of issuance, net of discounts and underwriting fees, from the combined debt issuances.  A portion of the net proceeds were dividended to PPL WEM and used to repay the remaining balance of PPL WEM's borrowing under the 2011 Bridge Facility in May 2011 as discussed above.  The balance of the net proceeds have been or will be used to pre-fund certain capital expenditures and for other general corporate purposes.

The 2032 Notes and the 2023 Notes may be put by the holders back to the respective issuer for redemption if the long-term credit ratings assigned to the notes by Moody's or S&P are withdrawn by either of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or material adverse change to, the distribution license under which WPD (West Midlands) and WPD (East Midlands) operate.

In June 2011, WPD (East Midlands) issued £100 million of Index-Linked Notes due 2043 (2043 Notes).  The principal amount of the 2043 Notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the notes.  WPD (East Midlands) received proceeds of £99 million, which equated to $163 million at the time of issuance, net of discounts and underwriting fees, from the issuance of the 2043 Notes.  As discussed below, the majority of the net proceeds were used to repay certain short-term debt.

The 2043 Notes may be put by the holders back to WPD (East Midlands) for redemption if the long-term credit ratings assigned to the notes by Moody's or S&P are withdrawn by either of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or material adverse change to, the distribution license under which WPD (East Midlands) operates.

Although financial information of foreign subsidiaries is recorded on a one-month lag, the June 2011 issuance of the 2043 Notes, and the related repayment of £84 million of short-term debt (which equated to $138 million at the time of repayment), are reflected in the financial statements for the quarter ended June 30, 2011 due to the materiality of the issuance of the 2043 Notes.

(PPL and PPL Energy Supply)

In July 2011, PPL Energy Supply redeemed at par the entire $250 million aggregate principal amount of its 7.00% Senior Notes due 2046.

(PPL and PPL Electric)

In July 2011, PPL Electric issued $250 million of 5.20% First Mortgage Bonds due 2041.  The bonds may be redeemed at PPL Electric's option at make-whole redemption prices until the date six months prior to maturity and at par thereafter.  PPL Electric received proceeds of $246 million, net of discounts and underwriting fees.  The net proceeds will be used for capital expenditures and other general corporate purposes.

Also in July 2011, PPL Electric redeemed the entire $400 million aggregate principal amount of its 7.125% Senior Secured Bonds due 2013 for $458 million, plus accrued interest.

(PPL, LKE, LG&E and KU)

In April 2011, LKE, LG&E and KU each filed a 2011 Registration Statement with the SEC, as agreed in registration rights agreements entered into in connection with the issuances of senior notes (in the case of LKE) and first mortgage bonds (in the case of LG&E and KU) in November 2010 in transactions not registered under the Securities Act of 1933.  See Note 7 in PPL's 2010 Form 10-K for additional information on the original debt issuances.  The 2011 Registration Statements relate to offers to exchange either the senior notes or first mortgage bonds issued in November 2010 with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011, with substantially all of LKE's senior notes and LG&E's and KU's first mortgage bonds being exchanged.

(PPL, LKE and LG&E)

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky, to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  At December 31, 2010, such bonds were held by LG&E and reflected as "Short-term investments" on the Balance Sheet.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's syndicated credit facility.

Legal Separateness

(PPL, PPL Energy Supply, PPL Electric and LKE)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay the creditors or as required by applicable law or regulation.

Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and LKE are each separate legal entities.  These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and LKE.  Accordingly, creditors of PPL Energy Supply, PPL Electric and LKE may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply, PPL Electric and LKE are not liable for the debts of their subsidiaries, nor are their subsidiaries liable for the debts of one another.  Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric and LKE (or their other subsidiaries) absent a specific contractual undertaking by that parent or other subsidiary to pay such creditors or as required by applicable law or regulation.

Distributions and Capital Contributions

(PPL)

In May 2011, PPL declared its quarterly common stock dividend, payable July 1, 2011, at 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the six months ended June 30, 2011 the following distributions and capital contributions occurred:

	PPL Energy
	Supply		PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent	$134	(a)	$52	$146	$42	$68
Capital contributions received from parent	168

(a)
In addition to the cash distributions paid, in January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent company, PPL Energy Funding.  See Note 8 for additional information.

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL continuously evaluates potential acquisitions, divestitures and development projects as opportunities arise or are identified.  Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See below for information on PPL's acquisitions of WPD Midlands and LKE, PPL Energy Supply's distribution of its membership interest in PPL Global to its parent, PPL Energy Funding that was presented as discontinued operations by PPL Energy Supply and the sales of businesses that were presented as discontinued operations by PPL and PPL Energy Supply.

Acquisitions

Acquisition of WPD Midlands (PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  The consideration for the acquisition consisted of cash of $5.8 billion, including the repayment of $1.7 billion of affiliate indebtedness owed to subsidiaries of E.ON AG, and approximately $800 million of long-term debt assumed through consolidation.  WPD Midlands' regulated distribution operations serve five million end users in the Midlands area of England.  The acquisition continues to reapportion the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  Further, the service territories of WPD (South Wales), WPD (South West) and WPD Midlands are contiguous and cost savings, efficiencies and other benefits are expected from the combined operations.

The fair value of the consideration paid for Central Networks was as follows (in billions):

Aggregate enterprise consideration	$6.6
Less: fair value of long-term debt outstanding assumed through consolidation	0.8
Total cash consideration paid	5.8
Less: funds made available to Central Networks to repay pre-acquisition affiliate indebtedness	1.7
Cash consideration paid for Central Networks' outstanding ordinary share capital	$4.1

The total cash consideration paid was primarily funded by borrowings under the 2011 Bridge Facility on the date of acquisition.  Subsequently, PPL repaid the borrowings under the 2011 Bridge Facility using proceeds from the permanent financing, including April 2011 issuances of common stock and 2011 Equity Units, and proceeds from the issuance of debt by PPL WEM, WPD (East Midlands) and WPD (West Midlands) in the second quarter of 2011.  See Note 7 for additional information on the 2011 Bridge Facility and permanent financing.

Preliminary Purchase Price Allocation

The following table summarizes (in billions) the preliminary allocation of the purchase price to the fair value of the major classes of assets acquired and liabilities assumed.

Current assets (a)	$0.3
PP&E	4.9
Intangible assets (b)	0.1
Other noncurrent assets	0.1
Current liabilities (c)	(0.6)
PPL WEM affiliate indebtedness	(1.7)
Long-term debt (current and noncurrent) (c)	(0.8)
Other noncurrent liabilities (c)	(0.5)
Net identifiable assets acquired	1.8
Goodwill	2.3
Net assets acquired	$4.1

(a)	Includes gross contractual amount of the accounts receivable acquired of $119 million, which approximates fair value.
(b)	Intangible assets recorded include $88 million of easements, which have an indefinite life, and $11 million of customer contracts, which have a weighted-average amortization period of 10 years.
(c)	Represents non-cash activity excluded from the Statement of Cash Flows for the six months ended June 30, 2011.

The purchase price allocation is preliminary and could change materially in subsequent periods.  Any changes to the purchase price allocation during the measurement period that result in material changes to the consolidated financial results will be adjusted retrospectively.  The measurement period can extend up to one year from the date of acquisition, but PPL expects to complete the purchase price allocation before the end of 2011.  The items pending finalization include, but are not limited to, the valuation of PP&E, intangible assets, defined benefit plans, certain liabilities, goodwill and income tax-related matters.

The preliminary purchase price allocation resulted in goodwill of $2.3 billion that was assigned to the International Regulated segment.  This reflects the expected continued growth of a rate-regulated business with a defined service territory operating under a constructive regulatory framework, expected cost savings, efficiencies and other benefits resulting from contiguous service territories with WPD (South West) and WPD (South Wales) and the ability to leverage WPD (South West)'s and WPD (South Wales)'s existing management team's high level of performance both in capital cost efficiency and customer service.  The goodwill is not expected to be deductible for income tax purposes.  No deferred taxes were recorded related to goodwill.

Separation Benefit – International Regulated Segment

In connection with the acquisition of WPD Midlands, PPL has initiated a reorganization designed to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).  The reorganization, which is expected to be completed in early 2012, is intended to transition WPD Midlands from a functional structure to a regional structure that will require a smaller combined support structure, reduce duplication and implement more efficient procedures.

In June 2011, WPD published its new organizational structure and the job positions that will comprise WPD Midlands.  It is currently estimated that approximately 600 to 800 employees of WPD Midlands will leave the companies as a result of the reorganization.  The actual number of employees that leave will depend, in part, on the number of people who accept positions they are offered and on the number who elect voluntarily to accept severance compensation.

The categories of separation costs to be associated with the reorganization are severance compensation, early retirement deficiency costs associated with the applicable pension plans, outplacement services and other legal and administrative expenses.  Other than the cost for outplacement services, there is considerable uncertainty in estimating the range of costs that will ultimately be incurred, as the amount of each of those cost categories will depend on the number of persons leaving the company, their current compensation level, years of service, age and the terms of the applicable pension plan in which they participate.  As a result, a range of the total separation costs associated with the reorganization cannot be reasonably estimated at this time; however, separation costs are not expected to exceed $140 million.  Such separation costs will be recognized primarily in the third and fourth quarters of 2011.

In addition, during the second quarter of 2011, WPD recognized $6 million of separation costs associated with the dismissal of eight senior executives of WPD Midlands, which is included in "Other operation and maintenance" on the Statement of Income.  Of these costs, $2 million relates to early retirement deficiency costs payable under applicable pension plans and $4 million relates to severance compensation.

Pro forma Information

The actual WPD Midlands operating revenues and net income (which are recorded on a one-month lag) included in PPL's Statements of Income for both the three and six months ended June 30, 2011 were $207 million and $7 million, representing two months of activity since the date of acquisition.  The net income included in the International Regulated segment associated with the acquisition of WPD Midlands, excluding nonrecurring acquisition-related adjustments for the three and six months ended June 30, 2011 was $57 million.

The pro forma operating revenues and net income attributable to PPL for the periods ended June 30, which includes LKE as if the acquisition had occurred January 1, 2009 and WPD Midlands as if the acquisition had occurred January 1, 2010, are as follows.

	Three Months		Six Months
	2011	2010	2011	2010

Operating Revenues - PPL consolidated pro forma	$2,570	$2,324	$5,772	$6,351
Net Income (Loss) Attributable to PPL - PPL consolidated pro forma	319	172	820	554

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and LKE, which was acquired on November 1, 2010, and from the historical combined financial statements of WPD Midlands.  Income (loss) from discontinued operations (net of income taxes) of $(1) million and $2 million for the three and six months ended June 30, 2011 and $8 million and $13 million for the three and six months ended June 30, 2010 was excluded from the pro forma amounts above.

The pro forma adjustments include adjustments to depreciation, net periodic pension costs, interest expense, nonrecurring adjustments and the related income tax effects.  Nonrecurring adjustments include the following credits (expenses):

	Income Statement	Three Months		Six Months
	Line Item	2011	2010	2011	2010

WPD Midlands acquisition
2011 Bridge facility costs	Interest Expense	$(36)		$(43)
Foreign currency loss on 2011 Bridge Facility	Other Income (Expense) - net	(58)		(58)
Net hedge gains associated with the 2011 Bridge Facility	Other Income (Expense) - net	63		56
Hedge ineffectiveness	Interest Expense	(12)		(12)
U.K. stamp duty tax	Other Income (Expense) - net	(21)		(21)
Other acquisition-related costs	(a)	(42)		(52)

LKE acquisition
2010 Bridge facility costs	Interest Expense		$(22)		$(22)
Other acquisition-related costs	Other Income (Expense) - net		(7)		(7)

(a)
Primarily includes advisory, accounting and legal fees recorded in "Other Income (Expense) - net" and the separation costs recognized during the second quarter of 2011 as noted above, recorded in "Other operation and maintenance" on the Statements of Income.

Acquisition of LKE (PPL, LKE, LG&E and KU)

See Notes 1 and 10 in PPL's 2010 Form 10-K and Note 2 in the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU) for information on PPL's November 2010 acquisition of LKE.

Development

(PPL, LKE, LG&E and KU)

In January 2011, LKE began dispatching electricity from TC2 to meet customer demand.  See Note 10 in this Form 10-Q, Notes 8 and 15 in PPL's 2010 Form 10-K and Note 13 in the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU) for additional information.

(PPL and PPL Energy Supply)

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary for the proposed Bell Bend nuclear generating unit to be built adjacent to the Susquehanna plant.  PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $144 million on the COLA and other permitting costs (including land costs) necessary for construction.  At June 30, 2011 and December 31, 2010, $119 million and $109 million of costs associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL believes it is probable that these costs are ultimately recoverable following NRC approval of the COLA either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.  The PPL Energy Supply subsidiary remains active in the DOE Federal loan guarantee application process.  See Note 8 in PPL's 2010 Form 10-K and Note 5 in PPL Energy Supply's Form 8-K dated June 24, 2011 for additional information.

(PPL and PPL Electric)

PPL Electric anticipates that delays in obtaining necessary National Park Service approvals for the Susquehanna-Roseland transmission line will delay its in-service date to 2014 or later.  In the first quarter of 2011, PJM issued an updated assessment of the new line within its 2010 Regional Transmission Expansion Plan, which confirms that the line is needed by 2012 to prevent overloads on other power lines in the region.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a continued delay to its scheduled in-service date for the new line.  See Note 8 in each Registrant's 2010 Form 10-K for additional information.

Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Certain Non-core Generation Facilities

In March 2011, PPL Energy Supply subsidiaries completed the sale of their ownership interests in certain non-core generation facilities, which were included in the Supply segment, for $381 million.  The transaction included the natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and an equity interest in Safe Harbor Water Power Corporation, which owns a hydroelectric facility in Conestoga, Pennsylvania.  In connection with the completion of the sale, PPL Energy Supply recorded insignificant losses in the first and second quarters of 2011.  See Note 9 in PPL's 2010 Form 10-K and Note 6 in PPL Energy Supply's Form 8-K dated June 24, 2011 for additional information, including after-tax impairment charges totaling $64 million recorded in the third and fourth quarters of 2010.

Following are the components of Discontinued Operations in the Statements of Income for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010

Operating revenues		$29	$19	$57
Operating expenses	$2	17	11	29
Operating income	(2)	12	8	28
Other income (expense) - net		1		1
Interest expense (a)		1	3	3
Income before income taxes	(2)	12	5	26
Income tax expense	(1)	5	3	11
Income (Loss) from Discontinued Operations	$(1)	$7	$2	$15

(a)	Represents allocated interest expense based upon debt attributable to the generation facilities sold.

Upon completion of the sale, assets primarily consisting of $357 million of PP&E and a $14 million equity method investment, which were classified as held for sale at December 31, 2010, were removed from the Balance Sheet.

Sale of Long Island Generation Business

In February 2010, PPL Energy Supply subsidiaries completed the sale of the Long Island generation business, which was included in the Supply segment.  The definitive sales agreement included provisions that reduced the $135 million purchase price monthly, commencing September 1, 2009.  After adjusting for these price-reduction provisions, proceeds from the sale approximated $124 million.  There was no significant impact on earnings in the six months ended June 30, 2010 from the operation of this business or as a result of this sale.

Distribution of Membership Interest in PPL Global to Parent (PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global, which represented the entire International Regulated segment, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011, and no gains or losses were recognized on the distribution.  The purpose of the distribution was to better align PPL's organizational structure with the manner in which it manages these businesses, separating the U.S.-based competitive energy marketing and supply business from the U.K.-based regulated electricity distribution business.  Following the distribution, PPL Energy Supply operates in a single business segment, and through its subsidiaries is primarily engaged in the generation and marketing of power, primarily in the northeastern and northwestern U.S.

Following are the components of Discontinued Operations in the Statement of Income for the periods ended June 30, 2010.

	Three Months	Six Months

Operating revenues	$178	$391
Operating expenses	85	176
Operating income	93	215
Other income (expense) - net	1	2
Interest expense (a)	33	64
Income before income taxes	61	153
Income tax expense	8	32
Income (Loss) from Discontinued Operations	$53	$121

(a)	No interest was allocated, as PPL Global is sufficiently capitalized.

In connection with the distribution, the following assets and liabilities were removed from PPL Energy Supply's Balance Sheet in the first quarter of 2011.  Except for "Cash and cash equivalents," which has been reflected as a financing activity, the remaining distribution represents a non-cash transaction excluded from PPL Energy Supply's Statement of Cash Flows for the six months ended June 30, 2011.

Cash and cash equivalents	$325
Accounts receivable	46
Unbilled revenues	70
Other current assets	21
PP&E, net	3,502
Goodwill	679
Other intangibles	80
Other noncurrent assets	77
Total Assets	4,800

Short-term debt	181
Accounts payable	86
Accrued interest	71
Other current liabilities	112
Long-term debt	2,313
Deferred income tax liabilities - noncurrent	399
Accrued pension obligations	320
Other deferred credits and noncurrent liabilities	30
Total Liabilities	3,512
Net assets distributed	$1,288

9. Defined Benefits

(PPL, PPL Energy Supply, LKE and LG&E)

Net periodic defined benefit costs (credits) of the plans sponsored by the registrants for the periods ended June 30 were:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2011	2010	2011	2010	2011	2010	2011	2010
PPL
Service cost	$23	$15	$12	$4	$47	$30	$17	$9
Interest cost	54	37	73	36	109	74	112	75
Expected return on plan assets	(61)	(44)	(88)	(49)	(123)	(88)	(140)	(99)
Amortization of:
Prior service cost	6	5	1	1	12	10	2	2
Actuarial (gain) loss	8	1	15	12	14	2	29	24
Net periodic defined benefit
costs (credits) prior to
termination benefits	30	14	13	4	59	28	20	11
Termination benefits			2				2
Net periodic defined benefit
costs (credits)	$30	$14	$15	$4	$59	$28	$22	$11

PPL Energy Supply
Service cost	$1	$1		$4	$2	$2		$9
Interest cost	2	1		36	4	3		75
Expected return on plan assets	(2)	(1)		(49)	(4)	(3)		(99)
Amortization of:
Prior service cost				1				2
Actuarial (gain) loss	1			12	1	1		24
Net periodic defined benefit
costs (credits)	$2	$1		$4	$3	$3		$11

	Pension Benefits
	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
LKE
Service cost	$6	$5	$12	$10
Interest cost	17	16	34	32
Expected return on plan assets	(16)	(14)	(32)	(27)
Amortization of:
Prior service cost	1	2	2	4
Actuarial (gain) loss	6	5	11	10
Net periodic defined benefit costs (credits)	$14	$14	$27	$29

LG&E
Service cost	$1	$1	$1	$1
Interest cost	3	3	7	7
Expected return on plan assets	(5)	(4)	(9)	(8)
Amortization of:
Prior service cost	1		1	1
Actuarial (gain) loss	3	2	6	4
Net periodic defined benefit costs (credits)	$3	$2	$6	$5

	Other Postretirement Benefits
	Three Months		Six Months
	2011	2010	2011	2010

PPL
Service cost	$3	$2	$6	$4
Interest cost	8	7	16	14
Expected return on plan assets	(5)	(5)	(11)	(10)
Amortization of:
Transition obligation	1	2	1	4
Prior service cost		2		4
Actuarial cost	1	1	3	2
Net periodic defined benefit costs (credits)	$8	$9	$15	$18

	Other Postretirement Benefits
	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	2	5	5
Expected return on plan assets	(1)		(2)	(1)
Amortization of:
Transition obligation	1		1
Prior service cost			1	1
Net periodic defined benefit costs (credits)	$3	$3	$7	$7

(PPL Energy Supply)
See Note 8 for information on PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, which included associated accrued pension obligations.

(PPL Energy Supply and PPL Electric)

In addition to the specific plans it sponsors, PPL Energy Supply and its subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services, based on their participation in those plans, which management believes are reasonable.  PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric was allocated costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans, which management believes are reasonable.  PPL Services allocated the following net periodic benefit costs to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010

PPL Energy Supply	$8	$9	$15	$18
PPL Electric	6	7	12	14

(LG&E and KU)

In addition to the specific plan it sponsors, LG&E is also allocated costs of defined benefit plans sponsored by LKE, based on its participation in those plans, which management believes are reasonable.  KU does not directly sponsor any defined benefit plans.  KU is allocated costs of defined benefit plans sponsored by LKE, based on its participation in those plans, which management believes are reasonable.  LKE allocated the following net periodic benefit costs to LG&E and KU, including amounts applied to accounts that are further distributed between capital and expense for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LG&E	$6	$5	$12	$11
KU	9	8	18	17

Expected Cash Flows - U.K. Pension Plans

(PPL)

During 2011, WPD updated its expected pension contributions for 2011 to $111 million from the $15 million expected contributions disclosed in PPL's 2010 Form 10-K.  The updated contributions reflect $27 million of contributions required to fund the acquired WPD Midlands' plan and $69 million of increased PPL WW contributions to prepay future contribution requirements to fund pension plan deficits.  As of June 30, 2011, WPD had contributed $91 million to its plans.

Health Care Reform (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In March 2010, Health Care Reform was signed into law.  Many provisions of Health Care Reform do not take effect for an extended period of time, and most will require the publication of implementing regulations and/or issuance of program guidelines.

Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, in the first quarter of 2010, PPL and its subsidiaries took the following actions and will continue to monitor the potential impact of any changes to the existing provisions and implementation guidance related to Health Care Reform on their benefit programs.

(PPL, PPL Energy Supply, PPL Electric)

•	PPL decreased deferred tax assets by $13 million, increased regulatory assets by $9 million, increased deferred tax liabilities by $4 million and recorded income tax expense of $8 million;
•	PPL Energy Supply decreased deferred tax assets by $5 million and recorded income tax expense of $5 million; and
•	PPL Electric decreased deferred tax assets by $5 million, increased regulatory assets by $9 million and increased deferred tax liabilities by $4 million.

(LKE, LG&E and KU)

•	LKE and KU recorded insignificant amounts as a result of this enactment. LG&E was not impacted.

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL, LKE, LG&E and KU)

Pursuant to a power purchase agreement with OVEC, extended in February 2011 to 2040, pending KPSC and VSCC approvals, LG&E and KU are conditionally responsible for their pro-rata share of certain obligations of OVEC under defined circumstances.  These contingent liabilities may include unpaid OVEC indebtedness as well as shortfall amounts in certain excess decommissioning costs and other post-employment benefit costs.  LKE's contingent proportionate share of OVEC's outstanding debt was $111 million at June 30, 2011, consisting of LG&E's share of $77 million and KU's share of $34 million.

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through July 2011, PPL Electric has conducted eight of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases ranging from five months to ten years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  See Note 6 for a discussion of the default service supply procurement provisions of Act 129.

Legal Matters

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.

(PPL, LKE, LG&E and KU)

Trimble County Unit 2 Construction

In June 2006, LG&E and KU entered into a construction contract regarding the TC2 project.  The contract is generally in the form of a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  The contract price and its components are subject to a number of potential adjustments which may serve to increase or decrease the ultimate construction price.  During 2009 and 2010, LG&E and KU received several contractual notices from the TC2 construction contractor asserting historical force majeure and excusable event claims for a number of adjustments to the contract price, construction schedule, commercial operations date, liquidated damages or other relevant provisions.  In September 2010, LG&E, KU and the construction contractor agreed to a settlement to resolve the force majeure and excusable event claims occurring through July 2010, under the TC2 construction contract, which settlement provided for a limited, negotiated extension of the contractual commercial operations date and/or relief from liquidated damage calculations.  With limited exceptions, LG&E and KU took care, custody and control of TC2 in January 2011.  LG&E and KU and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  The remaining issues are still under discussion with the contractor.  PPL, LKE, LG&E and KU cannot currently predict the outcome of this matter or the potential impact on the capital costs of this project.

Trimble County Unit 2 Transmission

LG&E's and KU's Certificate of Public Convenience and Necessity (CCN) and condemnation rights relating to a transmission line associated with the TC2 construction have been challenged by certain property owners in Hardin County, Kentucky. Certain proceedings relating to CCN challenges and federal historic preservation permit requirements have concluded with outcomes in LG&E's and KU's favor.  With respect to the remaining issues in dispute, during 2008 KU obtained various successful rulings at the Hardin County Circuit Court confirming its condemnation rights.  In August 2008, several landowners appealed such rulings to the Kentucky Court of Appeals.  In May 2010, the Kentucky Court of Appeals issued an Order affirming the Hardin Circuit Court's finding that KU had the right to condemn easements on the properties.  In May 2010, the landowners filed a petition for reconsideration with the Kentucky Court of Appeals.  In July 2010, the Kentucky Court of Appeals denied that petition.  In August 2010, the landowners filed for discretionary review of that denial by the Kentucky Supreme Court.  In March 2011, the Kentucky Supreme Court issued an order declining the discretionary review request, thus closing this matter.

Argentina Matters (LKE, LG&E and KU)

In connection with an administrative proceeding alleging a violation by a former Argentine subsidiary under that country's 2002-2003 emergency currency exchange laws, claims were brought against the subsidiary's then directors, including two individuals who are executive officers of LKE, in a specialized Argentine financial criminal court.  Under applicable Argentine laws, directors of a local company may be liable for monetary penalties for a subject company's violations of the currency laws.  In February 2011, the Argentine court issued an order acquitting the former subsidiary and its directors of all claims, which order has become final.

(PPL and PPL Energy Supply)

Spent Nuclear Fuel Litigation

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel, but there is no definitive date by which a repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site dry cask storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017 under current operating conditions.  If necessary, on-site dry cask storage capability can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facilities will accommodate all of the spent fuel expected to be discharged through the current licensed life of each unit, 2042 for Unit 1 and 2044 for Unit 2.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In 1997, the D.C. Circuit Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin accepting spent nuclear fuel by January 31, 1998.  The DOE did not, in fact, begin to accept spent nuclear fuel by that date.  The DOE continues to contest claims that its breach of contract resulted in recoverable damages.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  In May 2011, the parties entered into a settlement agreement which resolved all claims of PPL Susquehanna through December 2013.  Under the settlement agreement, PPL Susquehanna received approximately $50 million for its share of claims to recover costs to store spent nuclear fuel at the Susquehanna station through September 30, 2009, and will be eligible to receive payment of annual claims for allowed costs, as set forth in the settlement agreement, that are incurred thereafter through the December 31, 2013 termination date of the settlement agreement.  In exchange, PPL Susquehanna has waived any claims against the United States government for costs paid or injuries sustained related to storing spent nuclear fuel at PPL Susquehanna through December 31, 2013.

Montana Hydroelectric Litigation

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydroelectric facilities' use and occupancy of certain riverbeds in Montana can be collected by the State of Montana.  This lawsuit followed dismissal on jurisdictional grounds of an earlier federal lawsuit seeking such compensation in the U.S. District Court of Montana.  The federal lawsuit alleged that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them should, under a 1931 regulatory scheme enacted after all but one of the hydroelectric facilities in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it was not seeking compensation for the period prior to PPL Montana's December 1999 acquisition of the hydroelectric facilities.

Following a number of adverse trial court rulings, in 2007 Pacificorp and Avista each entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments for use of the State's navigable riverbeds (subject to certain future adjustments), resolving the State's claims for past and future compensation.

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  Those unpaid amounts continue to accrue interest at 10% per year.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.

In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.08 per share, basic and diluted, for PPL), representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  Rental compensation was estimated for periods subsequent to 2007, although such estimated amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."  PPL Montana continues to accrue interest expense for the prior years and rent expense for the current year.  PPL Montana's total loss accrual at June 30, 2011 was $81 million.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the Supreme Court granted PPL Montana's petition.  This matter will be briefed on its merits, with oral argument likely to occur in late November or early December 2011 and a decision likely to be rendered by the Court by June 30, 2012.  The stay of the judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana, to cover the anticipated period of the proceeding before the U.S. Supreme Court.  PPL and PPL Energy Supply cannot predict the outcome of this matter, but do not expect to incur material losses beyond the estimated losses recorded.

PJM/MISO Billing Dispute (PPL, PPL Energy Supply and PPL Electric)

In 2009, PJM reported that it had discovered a modeling error in the market-to-market power flow calculations between PJM and MISO.  The error was a result of incorrect modeling of certain generation resources that have an impact on power flows across the PJM/MISO border.  Informal settlement discussions on this issue terminated in March 2010.  Also in March 2010, MISO filed two complaints with the FERC concerning the modeling error and related matters with a demand for $130 million of principal plus interest.  In April 2010, PJM filed answers to the complaints and filed a related complaint against MISO.  In its answers and complaint, PJM denies that any compensation is due to MISO and seeks recovery in excess of $25 million from MISO for alleged violations by MISO regarding market-to-market power flow calculations.  PPL participates in markets in both PJM and MISO.  In June 2010, the FERC ordered the complaints to be consolidated and set for settlement discussions, followed by hearings if the discussions are unsuccessful.  In January 2011, the parties to this dispute filed a settlement with the FERC under which no compensation would be paid to either PJM or MISO and providing for certain improvements in how the calculations are administered going forward.  The settlement was contested by several parties and in June 2011 the FERC issued an order approving the contested settlement, which order has become final and is not subject to rehearing and appeal.

Regulatory Issues (PPL, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.

Enactment of Financial Reform Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL and PPL Energy Supply, the Dodd-Frank Act includes provisions that will likely impose derivative transaction reporting requirements and will require most over-the-counter derivative transactions to be executed through an exchange or to be centrally cleared.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge or mitigate commercial risk.  Although the phrase "to hedge or mitigate commercial risk" is not defined in the Dodd-Frank Act, the 2010 rules proposed by the Commodity Futures Trading Commission (CFTC) set forth an inclusive, multi-pronged definition for the phrase.  Based on this proposed definition and other requirements in the proposed rule, it is anticipated that transactions utilized by PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the CFTC may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and the CFTC has postponed implementation until December 31, 2011.  PPL and PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU cannot predict the impact that the new law or its implementing regulations will have on their businesses or operations, or the markets in which they transact business, but currently do not expect to incur material costs related to this matter.

New Jersey Capacity Legislation (PPL, PPL Energy Supply and PPL Electric)

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC:  S. No. 2381, 214th Leg. (N.J. 2011) (the Act).  To create incentives for the development of new, in-state electric generation facilities, the Act implements a "long-term capacity agreement pilot program (LCAPP)."  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to incent necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  In April 2011, the FERC issued an order granting in part and denying in part P3's complaint and ordering changes in PJM's capacity rules consistent with a significant portion of P3's requested changes.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

In addition, in February 2011, PPL, with several other generating companies and utilities, filed a complaint in Federal Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution.  In this action, the Plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL subsidiaries.  Also, there has been further litigation about additional claims of refunds for periods prior to October 2000.  In January 2011, PPL and the "California Parties" (collectively, three California utility companies, the California Public Utility Commission and certain California state authorities) filed a settlement under which PPL would receive approximately $1 million of its $17 million claim, plus interest of $1 million.  In June 2011, the FERC approved the settlement; therefore PPL released its reserve and wrote-off the related receivable.  Settlement proceeds were received in July.

In June 2003, the FERC took several actions as a result of several related investigations beyond the California ISO litigation.  The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but neither PPL EnergyPlus nor PPL Montana believes it is a subject of these investigations.

Although PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the western markets, PPL and PPL Energy Supply cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, PPL and PPL Energy Supply cannot estimate a range of reasonably possible losses, if any, related to these matters.

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit, and the appeal was subsequently transferred to the U.S. Court of Appeals for the District of Columbia Circuit.  In February 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued an order denying the appeal.  No party sought review of the order denying the appeal.  FERC's September 2008 denial of the complaint is therefore final.

In December 2008, PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, including PPL Energy Supply, to increase.  PJM sought approval of the amendments in time for them to be implemented for the May 2009 capacity auction (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested PJM's filing.  Certain of the protesting parties, other than PPL, proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by PJM and by other parties in response to PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  In March 2009, the FERC entered an order approving in part and disapproving in part the changes proposed by PJM.  In August 2009, the FERC issued an order granting rehearing in part, denying rehearing in part and clarifying its March 2009 order.  No request for rehearing or appeal of the August 2009 order was timely filed.  In October 2010, the August 2009 Order became final and will not have a material impact on PPL, PPL Energy Supply or PPL Electric.

FERC Market-Based Rate Authority (PPL, PPL Energy Supply, LKE, LG&E and KU)

In December 1998, the FERC authorized PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In December 2010, PPL filed its market-based rate update for the Eastern region.  In January 2011, PPL filed the market-based rate update for the Western region.  In June 2011, PPL filed its market-based rate update for the Southeast region, including LG&E and KU in addition to PPL EnergyPlus.  In June 2011, the FERC issued an order approving LG&E's and KU's request for a determination that they no longer be deemed to have market power in the Big Rivers Electric Corporation balancing area and removing restrictions on their market-based rate authority in such region.

Currently, a seller granted market-based rate authority by the FERC may enter into power contracts during an authorized time period.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, it may institute prospective action, but any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC in advance to review most, if not all, power contracts.  In June 2008, the U.S. Supreme Court reversed one of the decisions of the U.S. Court of Appeals for the Ninth Circuit, thereby upholding the higher standard of review for modifying contracts.  The FERC has not yet taken action in response to these court decisions.  At this time, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on their businesses.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated it intends to vigorously enforce the Reliability Standards using, among other means, civil penalty authority.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.  The first group of Reliability Standards approved by the FERC became effective in June 2007.

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans.  The resolution of a number of these potential violation reports is pending.  Any regional reliability entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any, other than the amounts currently recorded.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.

Environmental Matters - Domestic

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, curtail, replace or cease operating certain facilities or operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

The Clean Air Act addresses, among other things, emissions causing acid deposition, installation of best available control technologies for new or substantially modified sources, attainment of national ambient air quality standards, toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions had been proposed but are unlikely to be introduced or passed in this Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Kentucky, Pennsylvania and Montana have done so.

To comply with air related requirements and other environmental requirements as described below, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are a combined $3.1 billion for LG&E and KU (which includes $600 million currently approved in its ECR plans during the 2011 through 2013 time period to achieve emissions reductions and manage coal combustions residuals and $2.5 billion recently requested through the 2011 ECR Plan for additional expenditures to comply with new clean air rules and manage coal combustion residuals) and $400 million for PPL Energy Supply.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are subject to recovery through the ECR.  See Note 6 for additional information on the ECR plan.

Cross State Air Pollution Rule (CSAPR) formerly Clean Air Transport Rule

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  The CSAPR replaces the EPA's previous Clean Air Interstate Rule (called CAIR) which was struck down by the U.S. Court of Appeals for the District of Columbia Circuit (the Court) in July 2008.  CAIR subsequently was effectively reinstated by the Court in December 2008, pending finalization of the Transport Rule.  Like CAIR and the proposed Transport Rule, the CSAPR only applies to PPL's generation facilities located in Kentucky and Pennsylvania.

The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The CSAPR establishes a new sulfur dioxide emission allowance cap and trade program that is completely independent of and more stringent than the current Acid Rain Program.  The CSAPR also establishes new nitrogen oxide emission allowance cap and trade programs to replace the current programs that are also more restrictive than the existing programs.  All trading is more restrictive than previously under CAIR.  The CSAPR will be implemented in two phases.  The first phase of the sulfur dioxide and nitrogen oxide emissions caps becomes effective in 2012.  The second phase, lowering both of these caps, becomes effective in 2014.

With respect to PPL's competitive generation in Pennsylvania, greater reductions in sulfur dioxide emissions will be required beginning in 2012 under CSAPR than were required under CAIR starting in 2015.  For the initial phase of the rule beginning in 2012, PPL Energy Supply's sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  For the second phase beginning in 2014, the further reduction in allocations will most likely be met with increased operations of the existing scrubbers.  With respect to nitrogen oxide, CSAPR provides a slightly higher amount of allowances for PPL Energy Supply's Pennsylvania plants, but still less than PPL Energy Supply's current forecasted emissions.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Pennsylvania fleet, such as the installation of new technology or modifications of plant operations.

With respect to LG&E and KU, greater reductions in sulfur dioxide emissions will also be required under the CSAPR beginning in 2012 than were required under CAIR starting in 2015.  For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, by the second phase beginning in 2014, LG&E and KU will likely have to take additional measures with respect to the operation and dispatch of their generation fleet, including upgrades or installation of new scrubbers for certain generating units or retirement of certain units.  With respect to nitrogen oxide, the CSAPR allocates a slightly lower amount of allowances compared to those allocated under CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Kentucky fleet, such as the installation of new technology, the retirement of certain units and modifications of plant operations.  LG&E and KU are seeking recovery of their expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.  See Note 6 for additional information.

In addition to the reductions in sulfur dioxide and nitrogen oxide emissions required under the CSAPR for the Pennsylvania and Kentucky plants, PPL's plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  The EPA has recently finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to achieve attainment by 2017.  For areas in attainment or unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with CSAPR such as upgraded or new scrubbers at some of their plants or retirements of certain units may also be necessary to achieve compliance with new sulfur dioxide standards.  If additional reductions were to be required, the economic impact to each could be significant.

Mercury and other Hazardous Air Pollutants

Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Mercury Rule (CAMR) affecting coal-fired power plants.  Since the CAMR was overturned in a 2008 U.S. Circuit Court decision, the EPA is now proceeding to develop standards imposing MACT for mercury emissions and other hazardous air pollutants from electric generating units.  Under a recently approved settlement, the EPA is required to issue final MACT standards by November 2011.  In order to develop these standards, the EPA has collected information from coal- and oil-fired electric utility steam generating units.  In May 2011, the EPA published a proposed MACT regulation providing for stringent reductions of mercury and other hazardous air pollutants.  The proposed rule also provides for a three-year compliance deadline, with the potential for a one-year extension as provided under the statute.  Based on their assessment of the need to install pollution control equipment to meet this rule, LG&E and KU have filed requests with the KPSC for environmental cost recovery to facilitate moving forward with plans to install environmental controls including sorbent injection and fabric-filter baghouses to remove certain hazardous air pollutants.  The cost for these controls is reflected in the $2.5 billion cost noted under "Air" above.  LG&E and

KU are also evaluating the potential for shutdown of certain units for which retrofits would not be cost-effective.  The potential economic impact on PPL Energy Supply plants, including plant closures or other actions, cannot be estimated at this time, however, such impact could be significant.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the proposed rule.

Regional Haze and Visibility

The Clean Air Visibility Rule was issued by the EPA in June 2005 to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule requires Best Available Retrofit Technology (BART) for certain electric generating units.  Under the BART rule, PPL submitted to the PADEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  No analysis was submitted for sulfur dioxide or nitrogen oxides, because the EPA determined that meeting the requirements for the CAIR also satisfies the BART requirements for those pollutants.  Although the EPA has not yet expressly stated that a similar approach will be taken under the CSAPR, the EPA has not requested any further studies.  PPL's analyses have shown that, because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Units 2 and 3, further controls are not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the PADEP on these submissions.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted.  The EPA responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating plant non-BART-affected emission sources.  PPL responded to this request in March 2009.

In November 2010, PPL Montana received a request from the EPA Region 8, under EPA's Reasonable Further Progress goals of the Regional Haze Rules, to provide further analysis with respect to Colstrip Units 3 and 4.  Colstrip's Units 3 and 4 are not BART eligible units.  PPL completed a high-level analysis of various control options to reduce emissions of sulfur dioxide and particulate matter, and submitted that analysis to the EPA in January 2011.  The analysis shows that any incremental reductions would not be cost effective and that further analysis is not warranted.  PPL also concluded that further analysis for nitrogen oxides was not justifiable as these units installed controls under a Consent Decree in which the EPA had previously agreed that, when implemented, would satisfy the requirements for installing BART for nitrogen oxides.  The EPA has indicated that it does not agree with all of PPL's conclusions and has requested additional information to which PPL is responding.  Additionally, the EPA recently informally indicated to PPL Montana that substantially more reductions in both nitrogen oxide and sulfur dioxide emissions may be required.

PPL and PPL Energy Supply cannot predict whether any additional reductions in emissions will be required in Pennsylvania or Montana.  If additional reductions are required, the economic impact could be significant depending on what is required.

LG&E and KU also submitted analyses of the visibility impacts of their Kentucky BART-eligible sources to the Kentucky Division for Air Quality (KDAQ).  Only LG&E's Mill Creek plant was determined to have a significant regional haze impact.  The KDAQ has submitted a regional haze state implementation plan (SIP) to the EPA which requires the Mill Creek plant to reduce its sulfuric acid mist emissions from Units 3 and 4.  After approval of the Kentucky SIP by the EPA and revision of the Mill Creek plant's Title V air permit, LG&E intends to install sorbent injection controls at the plant to reduce sulfuric acid mist emissions.  In the event that the EPA determines that compliance with CSAPR would be insufficient to meet BART requirements, it would be necessary for LG&E and KU to reassess their planned compliance measures.

New Source Review (NSR)

The EPA has resumed its NSR enforcement efforts targeting coal-fired power plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In addition, in August 2007, LG&E and KU received information requests for their Mill Creek, Trimble County, and Ghent plants, but have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received a notice of violation alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing flue gas desulfurization and SCR controls at its Ghent generating station without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request seeking additional information on this matter.  KU has exchanged settlement proposals and other information with the EPA regarding imposition of additional permit limits and emission controls and anticipates continued settlement negotiations.  In addition, any settlement or future litigation could potentially encompass a September 2007 notice of violation alleging opacity violations at the plant. Depending on the provisions of a final settlement or the results of litigation, if any, resolution of this matter could involve significant increased operating and capital expenditures.  PPL, LKE and KU are currently unable to predict the final outcome of this matter, and cannot estimate a range of reasonably possible losses, if any.

If PPL subsidiaries are found to have violated NSR regulations, PPL would, among other things, be required to meet permit limits reflecting Best Available Control Technology (BACT) for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such actions will be brought against any of PPL's plants.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change, as discussed below, the EPA issued regulations governing carbon dioxide emissions from new or modified stationary sources under its NSR regulations.  The regulations became effective beginning January 2011.  The NSR regulations require major new or modified sources of regulated pollutants to receive pre-construction and operating permits with limits that prevent the significant deterioration of air quality in areas that are in attainment of the ambient air quality standards for certain pollutants.  In May 2010, the EPA published a final rule establishing thresholds for regulating GHG emissions from major new or modified sources.  Combined carbon dioxide emissions or carbon dioxide equivalent emissions of 100,000 tons or more per year will classify a source as major for permitting applicability purposes.  The threshold for a major modification of a major source is an increase of carbon dioxide or carbon dioxide equivalent emissions of 75,000 tons per year, although a significant increase in non carbon dioxide regulated pollutants is also required for modifications undertaken prior to July 2011.  If a modification results in emissions increases exceeding the threshold, the plant will need to conduct an analysis of BACT for GHG and meet limits based on BACT.  To date, the EPA has not provided final guidance on what constitutes BACT for GHG emissions, but has indicated in draft guidance that it may consider efficiency projects and other options as possible best available control technology for carbon dioxide emissions from power plants.  In addition, in December 2010, the EPA announced that it intends to promulgate New Source Performance Standards addressing GHG emissions from new and existing power plants, with a proposed rule currently anticipated to be published in September 2011 and a final rule issued in May 2012.  The implications of these developments, including the outcome of any litigation challenging these regulations, are uncertain.

Trimble County Unit 2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an Order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which were incorporated into a final revised permit issued by the KDAQ in January 2010.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot currently predict the outcome of this matter or the potential impact on the capital costs of this project.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Global Climate Change

There is concern nationally and internationally about global climate change and the possible contribution of GHG emissions including, most significantly, carbon dioxide, from the combustion of fossil fuels.  This has resulted in increased demands for carbon dioxide emission reductions from investors, environmental organizations, government agencies and the international community.  These demands and concerns have led to federal legislative proposals, actions at regional, state and local levels, litigation relating to GHG emissions and the EPA regulations on GHGs.

Greenhouse Gas Legislation

While climate change legislation was considered during the 111th Congress, the outcome of the 2010 elections has halted the debate on such legislation in the current 112th Congress.  The timing and elements of any future legislation addressing GHG emission reductions are uncertain at this time.  In the current Congress, legislation barring EPA from regulating GHG emissions under the existing authority of the Clean Air Act has been passed by the U.S. House of Representatives.  Various bills providing for barring or delaying the EPA from regulating GHG emissions have been introduced in the U.S. Senate, but the prospects for passage of such legislation remain uncertain.  At the state level, the 2010 elections in Pennsylvania have also reduced the likelihood of GHG legislation in the near term, and there are currently no prospects for such legislation in Kentucky or Montana.

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has the authority to regulate GHG emissions from new motor vehicles under the Clean Air Act, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that will apply beginning with 2012 model year vehicles.  The EPA has also clarified that this standard triggers regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act starting in 2011.  This means that any new sources or major modifications to existing sources causing a net significant emissions increase requires BACT permit limits for GHGs.  The EPA recently proposed guidance for conducting a BACT analysis for projects that trigger such a review.  In addition, New Source Performance Standards for new and existing power plants are expected to be proposed in September 2011 and finalized in May 2012.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a GHG emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilizing carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced and amendments filed to several bills that would, if enacted, significantly increase renewable and solar supply requirements.  It is unlikely that this legislation will achieve passage in the 2011 legislative session.

Eleven Western states, including Montana and certain Canadian provinces, are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing GHG emission allocations, offsets, and reporting recommendations.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  A final plan is expected in 2011.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting facilities, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the lower court and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In Comer v. Murphy Oil, the U.S. Court of Appeals for the Fifth Circuit recently declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a pending petition to reverse the Court of Appeals' ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a

Mississippi statute that allows the re-filing of an action in certain circumstances.  Additional litigation in federal and state courts over these issues is continuing.  PPL, LKE and KU cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

PPL continues to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2010, PPL's power plants, including PPL's share of jointly owned assets, emitted approximately 37 million tons of carbon dioxide (including 6 million tons of emissions from the LKE plants after their acquisition on November 1, 2010) compared to 29 million tons in 2009 without LG&E and KU emissions.  LG&E's and KU's generating fleets, including their share of jointly owned assets, emitted approximately 19 million tons and approximately 18 million tons of carbon dioxide in 2010, compared to approximately 17 million tons and approximately 16 million tons in 2009.  All tons are U.S. short tons (2,000 lbs/ton).

Renewable Energy Legislation (PPL and PPL Energy Supply)

There has been interest in renewable energy legislation at both the state and federal levels.  At the federal level, House and Senate bills proposed in the 111th Congress would have imposed mandatory renewable energy supply and energy efficiency requirements in the 15% to 20% range by approximately 2020.  Earlier in the year, there were discussions regarding a Clean Energy Standard (CES) that addressed not only renewables but also encouraged clean energy requirements (as yet to be defined).  At this time, neither the renewable energy debate nor the CES discussion is expected to gain momentum at the federal or state levels (beyond what is otherwise already required in Pennsylvania and Montana) in the near term.

PPL believes there are financial, regulatory and logistical uncertainties related to GHG reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their future competitive position, results of operation, cash flows and financial position, of any GHG emissions, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

The EPA has issued information requests on CCR management practices at numerous plants throughout the power industry as it considers whether or not to regulate CCRs as hazardous waste.  PPL has provided information on CCR management practices at most of its plants in response to the EPA's requests.  In addition, the EPA has conducted follow-up inspections to evaluate the structural stability of CCR management facilities at several PPL plants and PPL has implemented certain actions in response to recommendations from these inspections.

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations and in July 2011 issued a notice of data availability requesting additional comments on certain information collected as part of the regulatory development process.  In addition, the House Energy and Commerce Committee approved a bill to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and that would preclude the EPA from regulating CCRs under Subtitle C of the RCRA.

In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  PPL responded to the EPA's broader information request.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  The EPA conducted a multi-media inspection at Colstrip in August 2009 and issued a report in December 2010 stating that the EPA did not identify any violations of the applicable compliance standards for the Colstrip facility.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the economic impact could be significant.

Martins Creek Fly Ash Release (PPL and PPL Energy Supply)

In 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the plant's two 150 MW coal-fired generating units.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

The PADEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the PADEP have settled this matter.  The settlement also required PPL to submit a report on the completed studies of possible natural resource damages.  PPL subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.

Through June 30, 2011, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in material losses above the amounts currently recorded.

Basin Seepage – Pennsylvania and Kentucky (PPL, PPL Energy Supply, LKE, LG&E and KU)

Seepages have been detected at active and retired wastewater basins at various PPL plants.  PPL has completed or is completing assessments of seepages at various facilities and is working with agencies to implement abatement measures for those seepages, where required.  A range of reasonably possible losses cannot currently be estimated.

Basin Seepage - Montana (PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage claims from seepage from wastewater ponds at Colstrip.  A tentative settlement agreement was reached in July 2010.  The settlement is not yet final, and may not be honored by the plaintiffs, but PPL Montana's share is not expected to be significant.

Conemaugh River Discharges (PPL and PPL Energy Supply)

In April 2007, PennEnvironment and the Sierra Club brought a Clean Water Act citizen suit in the U.S. District Court for the Western District of Pennsylvania (the Western District Court) against GenOn Northeast Management Company (then known as Reliant Energy Northeast Management Company) (GenOn), as operator of Conemaugh Generating Station (CGS), seeking civil penalties and injunctive relief for alleged violations of CGS's NPDES water discharge permit.  A PPL Energy Supply subsidiary holds a 16.25% undivided, tenant-in-common ownership interest in CGS.

Throughout the relevant time period, the operators of CGS have worked closely with the PADEP to ensure that the facility is operated in a manner that does not cause any adverse environmental impacts to the Conemaugh River, a waterway already significantly impacted by discharges from abandoned coal mines and other historical industrial activity with respect to which neither PPL nor CGS had any involvement.  Pursuant to a Consent Order and Agreement between the PADEP and GenOn (the CGS COA), a variety of studies have been conducted, a water treatment facility for cooling tower blowdown has been designed and built, and a second treatment facility for flue gas desulfurization effluent has been designed (and is awaiting final PADEP approval for construction), all in order to comply with the stringent limits set out in CGS's NPDES permit.

In the lawsuit, GenOn has argued that the CGS COA should preclude the plaintiffs from maintaining their lawsuit, but the Western District Court has disagreed and there is no binding precedent on the matter.  The Western District Court initially dismissed plaintiffs' lawsuit in December 2009 for lack of standing, but in September 2010 granted plaintiffs' motion for reconsideration and reinstated the lawsuit.  In both cases, the Western District Court disagreed that the CGS COA precluded the lawsuit.

In March 2011, the Western District Court entered a partial summary judgment in the plaintiffs' favor, declaring that discharges from CGS violated the NPDES permit.  The case was originally scheduled for a non-jury trial starting in June 2011, at which time the Western District Court was expected to determine what, if any, civil penalties and injunctive relief might be appropriate.  The non-jury trial was subsequently postponed and the parties are engaged in settlement discussions.  In the event of an adverse verdict at trial, an appeal is likely.  If the plaintiffs are ultimately successful, PPL Energy Supply could incur its share of any civil penalties and costs to implement additional discharge reductions.  PPL and PPL Energy Supply cannot predict the outcome of this matter but do not expect any potential losses to be significant.

Other Issues (PPL, PPL Energy Supply, LKE, LG&E and KU)

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standards related to arsenic.  In Pennsylvania, Montana and Kentucky, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits in NPDES permits for its Pennsylvania, Montana and Kentucky plants.  Subsequently, the EPA developed a draft risk assessment for arsenic that increases the cancer risk exposure by more than 20 times, which would lower the current standard from 10 ppb to 0.1 ppb.  If the lower standard becomes effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the outcome of the draft risk assessment and what impact, if any, they would have on their facilities, but the costs could be significant.

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxics Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule, finalized in 2004, that addressed existing structures was withdrawn following a 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule in the Federal Register in April 2011.  The comment period ends in August 2011.  The final rule is to be issued by July 2012.  The industry and PPL are reviewing the proposed rule and will be submitting comments.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  A form of cost-benefit analysis is allowed for the second requirement when determining mortality of aquatic organisms that are pulled through the plant's cooling water system.  This process involves a site-specific evaluation based on nine factors including impacts to energy delivery reliability and remaining useful life of the plant.  Since the rule is written to allow for certain site-specific determinations of the best technology available, state implementation of the rule could impose requirements that could result in significant costs to PPL plants ranging from installation of fine mesh screens on cooling water intakes to construction of cooling towers.  PPL, PPL Energy Supply, LKE, LG&E and KU will be unable to determine the exact impact until a final rule is issued and the required studies have been completed.

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  Final regulations are expected to be effective in 2013.  PPL expects the revised guidelines and standards to be more stringent than the current standards, which could result in more stringent discharge permit limits.

PPL has signed a Consent Order and Agreement (the Brunner COA) with the PADEP under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  Debris at intake pumps can result in a unit trip or reduction in load, causing a sudden change in water temperature.  PPL has committed to construct a barrier to prevent debris from entering the river water intake area, pending receipt of regulatory permits, at a cost of approximately $4 million.

PPL has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the PADEP.  According to the Brunner COA, once the cooling towers at Brunner Island became operational, PPL must implement one of these fish exclusion alternatives if a fish kill occurs in the discharge channel due to thermal impacts from the plant.  Following start-up of the cooling towers in April 2010, several hundred dead fish were found in the cooling tower intake basket although there were no sudden changes in water temperature.  In the third quarter of 2010, PPL discussed this matter with the PADEP and both parties agreed that this condition was not one anticipated by the Brunner COA, thereby concluding it did not trigger a need to implement a fish exclusion project.  At this time, no fish exclusion project is planned.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County station.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to Trimble Circuit Court.  PPL, LKE and LG&E are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Superfund and Other Remediation

PPL is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL.  However, should the EPA require different or additional measures in the future, or should PPL's share of costs at multi-party sites increase significantly more than currently expected, the costs to PPL could be significant.

PPL is remediating or has completed the remediation of several sites that were not addressed under a regulatory program such as Superfund, but for which PPL may be liable for remediation.  These include a number of former coal gas manufacturing facilities in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL.  There are additional sites, formerly owned or operated by PPL predecessors or affiliates, for which PPL lacks information on current site conditions and is therefore unable to predict what, if any, potential liability it may have.

In June 2011, Lepore-Moyers Partnership (LMP) filed a complaint in federal district court against PPL Electric, UGI Corporation and a neighboring property owner relating to contamination allegedly emanating from the former Mount Joy Manufactured Gas Plant (MGP) site located in Lancaster County, Pennsylvania.  LMP owns property adjacent to the Mount Joy MGP site and claims that environmental testing done on its property indicates the presence of volatile organic compounds in the soil and/or groundwater.  LMP claims that defendants are responsible for, among other things, the reimbursement of costs, future response costs, investigation and remediation of the contamination, and damages caused by the contamination.  PPL and PPL Electric cannot estimate a range of reasonably possible losses, if any, or predict the outcome of this matter.

Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which PPL currently lacks information, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in current consent orders or other contaminated sites which could be significant.  PPL is unable to estimate a range of reasonably possible losses, if any, related to these matters.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities PPL cannot estimate a range of reasonably possible losses, if any, related to these matters.

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At June 30, 2011, PPL Energy Supply had accrued a discounted liability of $26 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy

Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.16%.  Expected undiscounted payments are estimated at $2 million for 2011, $1 million for each of the years from 2012 through 2014, $2 million for 2015, and $137 million for work after 2015.

From time to time, PPL undertakes remedial action in response to spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from PPL's operations, and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these general environmental matters is not expected to have a material adverse impact on PPL's operations.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional costs for PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

Electric and Magnetic Fields

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence that EMFs cause adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that the evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  The Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government, has issued two reports, one in April 2007 and one in June 2010, describing options for reducing public exposure to EMF.  The U.K. Government responded to the first report in 2009, agreeing to some of the proposals, including a proposed voluntary code to optimally phase 132 kilovolt overhead lines to reduce public exposure to EMF where it is cost effective to do so.  The U.K. Government is currently considering the second report which concentrates on EMF exposure from distribution systems.  PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or the U.K., and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - WPD (PPL)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

The U.K. Government has implemented a project to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $46 million on flood prevention, which will be recovered through rates during the five-year period commencing April 2010.  WPD is currently liaising on site-specific proposals with local offices of a U.K. Government agency.

U.K. legislation has been passed that imposes a duty on certain companies, including WPD, to report on climate change adaptation.  The first information request was received by WPD in March 2010 and submissions for all four distribution network operators were made in June 2011.  WPD has worked with other U.K. electricity network operators to undertake research with the internationally recognized U.K. Met Office (the national weather service) and to report using common agreed methodology.

There are no other material legal or administrative proceedings pending against or related to WPD with respect to environmental matters.  See "Electric and Magnetic Fields," above, for a discussion of EMFs.

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants.  Facilities at the Susquehanna plant are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At June 30, 2011, this maximum assessment was $44 million.

In the event of a nuclear incident at the Susquehanna plant, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.6 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.

In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

At June 30, 2011, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

Employee Relations (PPL, LKE and KU)

In July 2011, KU and its employees represented by the United Steelworkers of America agreed to a six-month extension of their current collective bargaining agreement, previously scheduled to expire in August 2011, which extension includes a 3% wage increase consistent with market conditions through the new expiration date.  In July 2011, KU and its employees represented by IBEW Local 2100 completed annual reopener negotiations and agreed to a 3% wage increase consistent with market conditions.

Guarantees and Other Assurances

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In the normal course of business, PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries enter.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply and LKE)

The table below details guarantees provided as of June 30, 2011.  The total recorded liability at June 30, 2011 and December 31, 2010, was $16 million and $14 million for PPL and $11 million for both periods for LKE.  Other than as noted in the descriptions for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at		Expiration
	June 30, 2011 (a)		Date
PPL
Indemnifications for sale of PPL Gas Utilities	$300	(b)
Indemnifications related to the WPD Midlands acquisition		(c)
WPD indemnifications for entities in liquidation and sales of assets	297	(d)	2013 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	68	(e)	2015
Tax indemnification related to unconsolidated WPD affiliates	8	(f)	2012

	Exposure at		Expiration
	June 30, 2011 (a)		Date
PPL Energy Supply (g)
Letters of credit issued on behalf of affiliates	20	(h)	2011 - 2014
Retrospective premiums under nuclear insurance programs	44	(i)
Nuclear claims assessment under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(j)
Indemnifications for sales of assets	338	(k)	2012 - 2025
Indemnification to operators of jointly owned facilities	6	(l)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(m)	2018

LKE (n)
Indemnification of lease termination and other divestitures	301	(o)	2021 - 2023

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at $45 million, in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed $4.5 million.  The indemnification provisions for most representations and warranties expired on September 30, 2009 without any claims having been made.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

(c)
WPD Midlands Holdings Limited (formerly Central Networks Limited) had agreed prior to the acquisition to indemnify certain former directors of a Turkish entity in which WPD Midlands Holdings Limited previously owned an interest for any liabilities that may arise as a result of an investigation by Turkish tax authorities, and PPL WEM has received a cross-indemnity from E.ON AG with respect to these indemnification obligations.  Additionally, PPL subsidiaries agreed to provide indemnifications to subsidiaries of E.ON AG for certain liabilities relating to properties and assets owned by affiliates of E.ON AG that were or are to be transferred to WPD Midlands in connection with the acquisition.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped by and there is no expiration date in the transaction documents.

(d)
In connection with the liquidation of wholly owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters.  In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees.  Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.

(e)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At June 30, 2011, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(f)	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.
(g)	Other than the letters of credit, all guarantees of PPL Energy Supply, on a consolidated basis, also apply to PPL on a consolidated basis for financial reporting purposes.
(h)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(i)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance," above for additional information.

(j)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance," above for additional information.
(k)
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration dates noted are only for those cases in which the agreements provide for specific limits.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the Long Island generation business for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities relating to certain renewable energy facilities which were previously owned by one of the PPL subsidiaries sold in the transaction but which were unrelated to the Long Island generation business.  The indemnification provisions are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchasers of the Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the respective transaction agreements and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities.  The indemnification obligations are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of representations and warranties.  The indemnification provisions for certain representations and warranties expired in the second quarter of 2011.

Subsidiaries of PPL Energy Supply have agreed to provide indemnification to the purchasers of certain non-core generation facilities sold in March 2011 (see Note 8 for additional information) for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreements and for damages arising out of certain other matters relating to the facilities that were the subject of the transaction, including certain reduced capacity payments (if any) at one of the facilities in the event specified PJM rule changes are proposed and become effective.  The indemnification provisions are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

(l)
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly owned facilities, the Keystone and Conemaugh generating stations.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating stations, based upon their ownership percentages.  The maximum obligation among all owners, for each station, is currently $20 million.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The agreements do not have an expiration date.

(m)
A PPL Energy Supply subsidiary owned a one-third equity interest in Safe Harbor Water Power Corporation (Safe Harbor) that was sold in March 2011.  Beginning in 2008, PPL Energy Supply guaranteed one-third of any amounts payable with respect to certain senior notes issued by Safe Harbor.  Under the terms of the sale agreement, PPL Energy Supply continues to guarantee the portion of Safe Harbor's debt, but received a cross-indemnity from the purchaser in the event PPL Energy Supply is required to make a payment under the guarantee.  Exposure noted reflects principal only.  See Note 8 for additional information on the sale of this interest.

(n)	All guarantees of LKE, on a consolidated basis, also apply to PPL on a consolidated basis for financial reporting purposes.
(o)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as non-excluded government fines and penalties fall outside the cumulative cap.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  Certain matters are currently under discussion among the parties, including one matter currently in arbitration and a further matter for which LKE is contesting the applicability of the indemnification requirement, the outcomes of which cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum amount limits range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  No additional material loss is anticipated by reason of such indemnification.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL and its subsidiaries have not made any significant payments with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a maximum $4 million deductible per occurrence and provides maximum aggregate coverage of $200 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  See Note 10 for additional information on the solicitations.  PPL EnergyPlus has been awarded a portion of the supply.  PPL Electric's purchases from PPL EnergyPlus totaled $4 million and $10 million for the three and six months ended June 30, 2011 and $64 million and $179 million during the same periods in 2010, and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million at June 30, 2011.

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At June 30, 2011, PPL Energy Supply had a net credit exposure of $17 million to PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail native load.  When LG&E has excess generation capacity after serving its own retail native load and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail native load and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.  These transactions are recorded by each company as intercompany wholesale sales and purchases in the Statements of Income as 'Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded by each company at a price equal to the seller's fuel cost.  Savings realized from such intercompany electricity purchasing, instead of generating from their own higher cost units or purchasing from the market, are shared equally between the two companies.  The volume of energy each company has to sell to the other is dependent on its native load needs and its available generation.

Intercompany electric revenues and energy purchases for the periods ended June 30 were as follows.

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LG&E sales and KU purchases	$17	$23	$44	$48
LG&E purchases and KU sales	7	3	18	10

Allocations of PPL Services Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of certain services when they can be specifically identified.  The cost of services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010

PPL Energy Supply	$44	$56	$94	$115
PPL Electric	35	32	74	65
LKE	4	n/a	9	n/a

Intercompany Billings (LG&E and KU)

LG&E and KU Services Company provides LG&E and KU with a variety of centralized administrative, management and support services.  Associated charges include payroll taxes paid by LG&E and KU Services Company on behalf of LG&E and KU, labor and burdens of LG&E and KU Services Company employees performing services for LG&E and KU, coal purchases and other vouchers paid by LG&E and KU Services Company on behalf of LG&E and KU.  The cost of these services is directly charged to the company, or for general costs which cannot be directly attributed, charged based on predetermined allocation factors, including the following ratios: number of customers, total assets, revenues, number of employees and/or other statistical information.  These costs are charged on an actual cost basis.

In addition, LG&E and KU provide services to each other and to LG&E and KU Services Company.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and KU are reimbursed through LG&E and KU Services Company.

LG&E and KU Services Company allocated these amounts, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense for the periods ended June 30.  Intercompany billings for the periods ended June 30 were as follows.

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LG&E and KU Services Company billing to LG&E	$50	$59	$83	$110
LG&E and KU Services Company billing to KU	55	67	104	117
LG&E billings to KU	29	12	56	19
KU billings to LG&E		1		1

Intercompany Borrowings

(PPL Energy Supply and PPL Electric)

A PPL Energy Supply subsidiary holds revolving lines of credit from certain affiliates.  At June 30, 2011, $37 million was outstanding and is shown on the Balance Sheet as "Note receivable from affiliate."  The corresponding note payable is held by a PPL Electric subsidiary and shown on the Balance Sheet as "Note payable to affiliate."  There was no balance outstanding at December 31, 2010.  The interest rate on the borrowings was 1.94% at June 30, 2011.  Interest on the borrowings was not significant for the three and six months ended June 30, 2011 and 2010.

(LKE)

After PPL's acquisition of LKE in November 2010, LKE held a note receivable from a PPL affiliate.  At June 30, 2011, $90 million was outstanding compared with $61 million at December 31, 2010.  The interest rate on the outstanding borrowing at June 30, 2011 was 2.19%.  During the three and six months ended June 30, 2011, interest income on this note was not significant.

LKE maintains a $300 million revolving line of credit with a PPL Energy Supply subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  There was no balance outstanding at June 30, 2011 or December 31, 2010.

Interest expense incurred on the revolving line of credit with the PPL Energy Supply subsidiary was not significant for the three and six months ended June 30, 2011.

Prior to PPL's acquisition of LKE in November 2010, LKE had revolving credit facilities and several short-term and long-term loans with its former E.ON AG affiliates.  During the three and six months ended June 30, 2010, LKE incurred interest expense on these debt arrangements of $39 million and $79 million which is included in the Statements of Income as "Interest Expense with Affiliate." The consolidated debt had a weighted-average interest rate of 2.35% at June 30, 2010.  Any such borrowings were repaid in 2010 prior to or at the time of the acquisition by PPL.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $400 million at market-based rates (based on highly-rated commercial paper issues). At June 30, 2011, there was no balance outstanding. At December 31, 2010, $12 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

Interest expense incurred on the money pool agreement with LKE and/or KU was not significant for the three and six months ended June 30, 2011 and 2010.

Prior to PPL's acquisition of LKE in November 2010, LG&E had long-term loans from its former E.ON AG affiliates.  During the three and six months ended June 30, 2010, LG&E incurred interest expense related to these debt arrangements of $7 million and $14 million.  The long-term loans had a weighted-average interest rate of 5.49% at June 30, 2010.  Any such borrowings were repaid in 2010 prior to or at the time of the acquisition by PPL.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $400 million at market-based rates (based on highly rated commercial paper issues).  At June 30, 2011, there was no balance outstanding. At December 31, 2010, $10 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

Interest expense incurred on the money pool agreement with LKE and/or LG&E was not significant for the three and six months ended June 30, 2011 and 2010.

Prior to PPL's acquisition of LKE in November 2010, KU had long-term loans from its former E.ON AG affiliates.  During the three and six months ended June 30, 2010, KU incurred interest expense on these debt arrangements of $19 million and $37 million.  The long-term loans had a weighted-average interest rate of 5.50% at June 30, 2010.  Any such borrowings were repaid in 2010 prior to or at the time of the acquisition by PPL.

(PPL Energy Supply)

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $10 million and $20 million of this license fee for the three and six months ended June 30, 2011 and 2010.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Distribution of Interest in PPL Global to Parent

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 8 for additional information.

Intercompany Insurance (PPL Electric)

PPL Power Insurance Ltd. (PPL Power Insurance) is a subsidiary of PPL that provides insurance coverage to PPL and its subsidiaries for property damage, general/public liability and workers' compensation.

Due to damages resulting primarily from certain storms that occurred in May 2011, PPL Electric has exceeded its deductible for the 2011 policy year.  Probable recoveries on insurance claims with PPL Power Insurance of $15 million were recorded during the three and six months ended June 30, 2011, of which $9 million was included in "Other operation and maintenance" on the Statements of Income and the remainder was recorded in PP&E on the Balance Sheet.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the periods ended June 30 was:

	Three Months		Six Months
	2011	2010	2011	2010
PPL
Other Income
Earnings on securities in NDT funds	$3	$5	$18	$11
Interest income	2		4	1
AFUDC	2	1	3	2
Net hedge gains associated with the 2011 Bridge Facility	62		55
Miscellaneous - Domestic	4	3	7	4
Miscellaneous - International	1	1	1	1
Total Other Income	74	10	88	19

	Three Months			Six Months
	2011	2010		2011	2010
Other Expense
Economic foreign currency exchange contracts	(2)				(2)
Charitable contributions	2		1	5	2
LKE other acquisition-related costs			7		7
WPD Midlands other acquisition-related costs	26			36
Foreign currency loss on 2011 Bridge Facility	58			58
U.K. stamp duty tax	21			21
Miscellaneous - Domestic	1		1	4	3
Miscellaneous - International	2		1	3	1
Total Other Expense	108		10	127	11
Other Income (Expense) - net	$(34)	$		$(39)	$8

PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$3		$5	$18	$11
Miscellaneous	3		2	5	3
Total Other Income	6		7	23	14
Other Expense
Miscellaneous	2		2	5	3
Total Other Expense	2		2	5	3
Other Income (Expense) - net	$4		$5	$18	$11

	Three Months		Six Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
LKE
Other Income
Equity in earnings of unconsolidated affiliate			$1	$2
Miscellaneous	$1		2	3
Total Other Income	1		3	5
Other Expense
Derivative losses		$10		11
Equity in loss of unconsolidated affiliate		1
Charitable contributions	1	1	2	3
Miscellaneous		2	2	5
Total Other Expense	1	14	4	19
Other Income (Expense) - net	$	$(14)	$(1)	$(14)

LG&E
Other Income
Miscellaneous	$1		$1
Total Other Income	1		1
Other Expense
Derivative losses		$10		$11
Charitable contributions			1	1
Total Other Expense		10	1	12
Other Income (Expense) - net	$1	$(10)	$	$(12)

The components of "Other Income (Expense) - net" for the three and six months ended June 30, 2011 and 2010 for PPL Electric and KU are not significant.

13.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,269	$1,269			$925	$925
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (a)	88	88			66	66
Price risk management assets:
Energy commodities	2,113	3	$2,063	$47	2,503		$2,452	$51
Interest rate swaps	6		6		15		15
Foreign currency exchange contracts	4		4		11		11
Cross-currency swaps	9		9		44		44
Total price risk management assets	2,132	3	2,082	47	2,573		2,522	51
NDT funds:
Cash and cash equivalents	10	10			10	10
Equity securities
U.S. large-cap	304	211	93		303	207	96
U.S. mid/small-cap	124	91	33		119	89	30
Debt securities
U.S. Treasury	79	79			75	75
U.S. government sponsored agency	10		10		7		7
Municipality	80		80		69		69
Investment-grade corporate	37		37		33		33
Other	3		3		1		1
Receivables (payables), net	1	(2)	3		1	(1)	2
Total NDT funds	648	389	259		618	380	238
Auction rate securities (b)	25			25	25			25
Total assets	$4,162	$1,749	$2,341	$72	$4,370	$1,534	$2,760	$76

Liabilities
Price risk management liabilities:
Energy commodities	$1,204	$3	$1,180	$21	$1,552		$1,498	$54
Interest rate swaps	51		51		53		53
Cross-currency swaps	5		5		9		9
Total price risk management liabilities	$1,260	$3	$1,236	$21	$1,614		$1,560	$54

PPL Energy Supply
Assets
Cash and cash equivalents	$422	$422			$661	$661
Restricted cash and cash equivalents (a)	31	31			26	26
Price risk management assets:
Energy commodities	2,112	3	$2,062	$47	2,503		$2,452	$51
Foreign currency exchange contracts					11		11
Cross-currency swaps					44		44
Total price risk management assets	2,112	3	2,062	47	2,558		2,507	51
NDT funds:
Cash and cash equivalents	10	10			10	10
Equity securities
U.S. large-cap	304	211	93		303	207	96
U.S. mid/small-cap	124	91	33		119	89	30
Debt securities
U.S. Treasury	79	79			75	75
U.S. government sponsored agency	10		10		7		7
Municipality	80		80		69		69
Investment-grade corporate	37		37		33		33
Other	3		3		1		1
Receivables (payables), net	1	(2)	3		1	(1)	2
Total NDT funds	648	389	259		618	380	238
Auction rate securities (b)	20			20	20			20
Total assets	$3,233	$845	$2,321	$67	$3,883	$1,067	$2,745	$71

Liabilities
Price risk management liabilities:
Energy commodities	$1,201	$3	$1,177	$21	$1,541		$1,487	$54
Cross-currency swaps					9		9
Total price risk management liabilities	$1,201	$3	$1,177	$21	$1,550		$1,496	$54

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Electric
Assets
Cash and cash equivalents	$4	$4			$204	$204
Restricted cash and cash equivalents (c)	14	14			14	14
Total assets	$18	$18			$218	$218

LKE
Assets
Cash and cash equivalents	$56	$56			$11	$11
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (c)	28	28			23	23
Price risk management assets - Energy
commodities (d)	1		$1
Total assets	$85	$84	$1		$197	$197

Liabilities
Price risk management liabilities:
Energy commodities (e)	$3		$3		$2		$2
Interest rate swaps (f)	35		35		34		34
Total liabilities	$38		$38		$36		$36

LG&E
Assets
Cash and cash equivalents	$41	$41			$2	$2
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (c)	27	27			22	22
Price risk management assets - Energy
commodities (d)	1		$1
Total assets	$69	$68	$1		$187	$187

Liabilities
Price risk management liabilities:
Energy commodities (e)	$3		$3		$2		$2
Interest rate swaps (f)	35		35		34		34
Total liabilities	$38		$38		$36		$36

KU
Assets
Cash and cash equivalents	$7	$7			$3	$3
Restricted cash and cash equivalents (c)	1	1			1	1
Total assets	$8	$8			$4	$4

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)
Current portion is included in "Other current assets" on the Balance Sheets.  Such amounts were insignificant at June 30, 2011 and December 31, 2010.  The long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(d)	Included in "Other current assets" on the Balance Sheets.
(e)	Included in "Other current liabilities" on the Balance Sheets.
(f)	Current portion is included in "Other current liabilities" on the Balance Sheets. The long-term portion is included in "Price risk management liabilities" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2011 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy	Auction		Energy	Auction
	Commodities,	Rate		Commodities,	Rate
	net	Securities	Total	net	Securities	Total
PPL
Balance at beginning of period	$32	$25	$57	$(3)	$25	$22
Total realized/unrealized gains (losses)
Included in earnings	(5)		(5)	(4)		(4)
Included in OCI (a)	3		3	4		4
Purchases				2		2
Sales	(1)		(1)	(4)		(4)
Settlements	3		3	25		25
Transfers out of Level 3	(6)		(6)	6		6
Balance at end of period	$26	$25	$51	$26	$25	$51

PPL Energy Supply
Balance at beginning of period	$32	$20	$52	$(3)	$20	$17
Total realized/unrealized gains (losses)
Included in earnings	(5)		(5)	(4)		(4)
Included in OCI (a)	3		3	4		4
Purchases				2		2
Sales	(1)		(1)	(4)		(4)
Settlements	3		3	25		25
Transfers out of Level 3	(6)		(6)	6		6
Balance at end of period	$26	$20	$46	$26	$20	$46
(a)	Included in "Qualifying derivatives" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2010 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy	Auction		Energy	Auction
	Commodities,	Rate		Commodities,	Rate
	net	Securities	Total	net	Securities	Total
PPL
Balance at beginning of period	$51	$25	$76	$107	$25	$132
Total realized/unrealized gains (losses)
Included in earnings	(7)		(7)	(68)		(68)
Included in OCI (a)	5		5	8		8
Net purchases, sales, issuances and
settlements (b)	(4)		(4)	1		1
Transfers into Level 3				(2)		(2)
Transfers out of Level 3	3		3	2		2
Balance at end of period	$48	$25	$73	$48	$25	$73

PPL Energy Supply
Balance at beginning of period	$51	$20	$71	$107	$20	$127
Total realized/unrealized gains (losses)
Included in earnings	(7)		(7)	(68)		(68)
Included in OCI (a)	5		5	8		8
Net purchases, sales, issuances and
settlements (b)	(4)		(4)	1		1
Transfers into Level 3				(2)		(2)
Transfers out of Level 3	3		3	2		2
Balance at end of period	$48	$20	$68	$48	$20	$68

(a)	Included in "Qualifying derivatives" on the Statements of Comprehensive Income.
(b)
Accounting guidance effective January 1, 2011 requires purchase, sale, issuance and settlement transactions within Level 3 to be presented on a gross basis.  The transactions in 2010 are reported on a combined basis.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30 is as follows.

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)
	Energy Commodities, net
	Three Months		Six Months
	2011	2010	2011	2010

	Successor	Predecessor	Successor	Predecessor
LKE
Balance at beginning of period		$63		$75
Total realized/unrealized gains (losses)
Included in discontinued operations				4
Settlements		(18)		(34)
Balance at end of period		$45		$45

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended June 30 are reported in the Statements of Income as follows.

	Three Months
	Energy Commodities, net

	Unregulated Retail		Wholesale Energy		Net Energy
	Electric and Gas		Marketing		Trading Margins		Energy Purchases
	2011	2010	2011	2010	2011	2010	2011	2010
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$4	$1	$(5)		$2	$(3)	$(6)	$(5)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	4	(1)	(7)			(2)	(2)	(6)

	Six Months
	Energy Commodities, net

	Unregulated Retail		Wholesale Energy		Net Energy
	Electric and Gas		Marketing		Trading Margins		Energy Purchases
	2011	2010	2011	2010	2011	2010	2011	2010
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$5	$12	$(4)	$13	$(3)	$(2)	$(2)	$(91)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	5	10	(6)	5		(3)	17	(81)

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries recognize transfers between levels at end-of-reporting-period values.

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, PPL and its subsidiaries obtain independent quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information and probabilities of default used to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available or for certain power basis positions, which PPL generally values using historical settlement prices to project forward prices.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2011 and 2010 were changes in the availability of market information and changes in the significance of the unobservable portion of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Exchange Contracts/Cross-Currency Swaps

To manage their interest rate risk, PPL and its subsidiaries generally use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage their foreign currency exchange risk, PPL and its subsidiaries generally use foreign currency exchange contracts such as forwards and options and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and its subsidiaries use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and its subsidiaries cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

NDT Funds (PPL and PPL Energy Supply)

PPL and PPL Energy Supply generally use the market approach to measure the fair value of equity securities held in the NDT funds.

•
The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets and are comprised of securities that are representative of the Wilshire 5000 index, which is invested in approximately 70% large-cap stocks and 30% mid/small-cap stocks.

•
Investments in commingled equity funds are classified as Level 2 and represent securities that track the S&P 500 index and the Wilshire 4500 index.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.

The debt securities held by the NDT funds at June 30, 2011 have a weighted-average coupon of 4.55% and a weighted-average duration of five years.

Auction Rate Securities (PPL and PPL Energy Supply)

PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  At June 30, 2011, contractual maturities for these auction rate securities were a weighted average of approximately 24 years.  PPL and PPL Energy Supply do not have significant exposure to realize losses on these securities; however, auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

The fair value of auction rate securities is estimated using an income approach with inputs for the underlying structure and credit quality of each security; the present value of future interest payments, estimated based on forward rates of the SIFMA Index, and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and the impact of auction failures or redemption at par.

Nonrecurring Fair Value Measurements

(PPL and PPL Energy Supply)

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments.

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 2	Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
March 31, 2011	$1			$1
June 30, 2010	11		$3	8
March 31, 2010	13		10	3
RECs (c):
June 30, 2011	2	$1		1
March 31, 2011	3			3

(a)	Represents carrying value before fair value measurement.
(b)	Losses on sulfur dioxide emission allowances and RECs were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.
(c)	Current and long-term sulfur dioxide emission allowances and RECs are included in "Other intangibles" in their respective areas on the Balance Sheets.

Sulfur Dioxide Emission Allowances

Due to declines in market prices, PPL Energy Supply assessed the recoverability of sulfur dioxide emission allowances not expected to be consumed.  When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement, resulting in the Level 3 classification.

RECs

Due to declines in forecasted full-requirement obligations in certain markets as well as declines in market prices, PPL Energy Supply assessed the recoverability of certain RECs not expected to be used.  Observable market prices (Level 2) were used to value the RECs.

Financial Instruments Not Recorded at Fair Value (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The carrying amounts of contract adjustment payments related to the 2010 Purchase Contract component of the 2010 Equity Units, the 2011 Purchase Contract component of the 2011 Equity Units, and long-term debt on the Balance Sheets and their estimated fair value are set forth below.  The fair value of these instruments was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates.  The effect of third-party credit enhancements is not included in the fair value measurement.

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$245	$247	$146	$148
Long-term debt	18,034	18,447	12,663	12,868
PPL Energy Supply
Long-term debt	3,275	3,582	5,589	5,919
PPL Electric
Long-term debt	1,472	1,608	1,472	1,578
LKE
Long-term debt	3,825	3,728	3,825	3,607
LG&E
Long-term debt	1,112	1,094	1,112	1,069
KU
Long-term debt	1,841	1,790	1,841	1,728

(a)	Reflected in current and long-term other liabilities on the Balance Sheets.

The carrying value of short-term debt (including notes between affiliates), when outstanding, represents or approximates fair value due to the variable interest rates associated with the financial instruments.

Credit Concentration Associated with Financial Instruments

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries enter into contracts with many entities for the purchase and sale of energy.  Many of these contracts qualify for NPNS and as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 14 for information on credit policies used by PPL and its subsidiaries to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At June 30, 2011, PPL had credit exposure of $2.2 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $670 million.  The top two counterparties each accounted for 13% of the exposure.  Ten counterparties accounted for $441 million, or 66%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 97% of the top ten exposure.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

(PPL Energy Supply)

At June 30, 2011, PPL Energy Supply had credit exposure of $2.2 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $667 million.  The top two counterparties each accounted for 13% of the exposure.  Ten counterparties accounted for $441 million, or 66%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 97% of the top ten exposure.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

(PPL Electric)

At June 30, 2011, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with PPL EnergyPlus).

(LKE, LG&E and KU)

At June 30, 2011, LKE's, LG&E's and KU's credit exposure was not significant.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL Energy Supply)

As described in Notes 1 and 8, in January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  Therefore, effective January 2011, PPL Energy Supply is no longer subject to interest rate and foreign currency exchange risk associated with investments in U.K. affiliates.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value and other risk management metrics.  PPL completed its acquisition of LKE in November 2010 and WPD Midlands in April 2011.  During the second quarter of 2011, the RMC formally approved the inclusion of LKE's risk programs under the risk management policy.  WPD Midlands adhered to the applicable risk management programs, including interest rate and foreign currency exchange programs, from the date of acquisition.

Market risk is the potential loss PPL and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL and its subsidiaries utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis prices, interest rates and/or foreign currency exchange rates.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

PPL is exposed to market risk from foreign currency exchange risk associated with its investments in U.K. affiliates.

PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities (including full-requirement sales contracts) and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities;

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in NDT funds and defined benefit plans; and
•	foreign currency exchange rate risk associated with purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Electric are exposed to market and volumetric risks from PPL Electric's obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements for its customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

By definition, the regulatory environment that PPL's other regulated entities, LKE (through its subsidiaries LG&E and KU) and WPD, are subject to significantly mitigates market and volumetric risks.  Similar to PPL Electric, LG&E's and KU's rates are set to permit the recovery of prudently incurred costs.  LG&E and KU primarily utilize forward financial transactions to manage price risk associated with the electricity generated that is not required by end-use customers.  WPD does not have supply risks as it is only in the distribution business.

LG&E also utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on interest expense.  WPD utilizes over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from foreign currency exchange rates.

Credit risk is the potential loss PPL and its subsidiaries may incur due to a counterparty's non-performance, including defaults on payments and energy commodity deliveries.

PPL is exposed to credit risk from interest rate and foreign currency derivatives with financial institutions.

PPL and PPL Energy Supply are exposed to credit risk from commodity derivatives with their energy trading partners, which include other energy companies, fuel suppliers and financial institutions.

PPL and PPL Electric are exposed to credit risk from PPL Electric's supply agreements for its PLR obligation.

LKE and LG&E are exposed to credit risk from interest rate derivatives with financial institutions.

The majority of PPL's and its subsidiaries' credit risk stems from PPL subsidiaries' commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates.

PPL and its subsidiaries have credit policies to manage their credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request the additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with financial instruments.

Master Netting Arrangements

PPL and its subsidiaries have elected not to offset net derivative positions in the Financial Statements.  Accordingly, PPL and its subsidiaries do not offset such derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $79 million and $338 million at June 30, 2011 and December 31, 2010.

PPL Electric, LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2011 and December 31, 2010.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at June 30, 2011 and December 31, 2010.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $23 million at June 30, 2011 and $19 million at December 31, 2010.

Commodity Price Risk (Non-trading)

(PPL and PPL Energy Supply)

Commodity price and basis risks are among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their competitive generation assets, as well as the extent of their marketing and proprietary trading activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedge activity and economic activity.  In addition, the monetization of certain full-requirements sales contracts in 2010 impacted both the cash flow hedge and economic activity, as discussed below.

Monetization of Certain Full-Requirement Sales Contracts

In early July 2010, in order to raise additional cash for the LKE acquisition, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $156 million.

The decision in late June to monetize these contracts triggered certain accounting for the second quarter of 2010:

•
A portion of these sales contracts had previously been accounted for as NPNS and received accrual accounting treatment.  The related purchases to supply these sales contracts were accounted for as cash flow hedges, with the effective portion of the change in fair value being recorded in AOCI and the ineffective portion recorded in "Energy purchases - Unrealized economic activity."

•
The rest of the sales contracts, along with their related hedges, had previously been accounted for as economic activity by PPL Energy Supply and the change in fair value of the sales contracts was recorded in "Wholesale energy marketing - Unrealized economic activity" and the change in fair value of the purchase contracts was recorded in "Energy purchases - Unrealized economic activity" on the Statement of Income.

•
At June 30, 2010, PPL Energy Supply could no longer assert that it was probable that any contracts with these counterparties would result in physical delivery.  Therefore, the fair value of the NPNS contracts of $66 million was recorded on the Balance Sheet in "Price risk management assets," with a corresponding gain to "Wholesale energy marketing - Unrealized economic activity."  Of this amount, $16 million was related to full-requirement sales contracts that had not been monetized.  The corresponding cash flow hedges were dedesignated and all amounts previously recorded in AOCI were reclassified to earnings.  This resulted in a pre-tax reclassification of $(87) million of gains (losses) from AOCI into "Energy purchases - Unrealized economic activity" on the Statement of Income.  An additional charge of $(23) million was also recorded at June 30, 2010 in "Wholesale energy marketing - Unrealized economic activity" to reflect the fair value of the sales contracts previously accounted for as economic activity.

•
The net result of these transactions, excluding the full-requirement sales contracts that have not been monetized, was a gain (loss) of $(60) million, or $(36) million after tax, for the second quarter of 2010.

Cash Flow Hedges

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at June 30, 2011 range in maturity through 2016.  At June 30, 2011, the accumulated net unrealized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $287 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  For the three and six months ended June 30, 2011, such reclassifications were insignificant.  For the three and six months ended June 30, 2010, such reclassifications were $(56) million and $(53) million.  The after-tax (losses) recorded in both periods in 2010 were primarily due to the monetization of certain full-requirement sales contracts, for which the associated hedges were no longer required, as discussed above.

For the three and six months ended June 30, 2011, hedge ineffectiveness associated with energy derivatives was, after-tax, a gain (loss) of $(10) million and $(14) million.  For the three and six months ended June 30, 2010, hedge ineffectiveness associated with energy derivatives was, after-tax, a gain (loss) of $(30) million and $(24) million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the income statement.  Certain power and gas cash flow hedge positions failed effectiveness testing during 2008 and early 2009 which resulted in significant gains to the Statement of Income.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.  During the first quarter of 2010, after-tax gains (losses) of $(82) million were recognized in earnings as a result of the reversals.  Effective April 1, 2010, clarifying accounting guidance was issued that precludes the reversal of previously recognized gains/losses resulting from hedge failures.  By the end of the first quarter of 2010, all previously recorded hedge ineffectiveness gains resulting from hedge failures had reversed; therefore, the clarifying accounting guidance did not have a significant impact on the results of operation for PPL or PPL Energy Supply.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL's and PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at June 30, 2011 range in maturity through 2017.

Examples of economic activity include certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying unregulated full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail electric and gas activities; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, the price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.

Activity associated with monetizing certain full-requirement sales contracts is also included in economic activity during the second quarter of 2010.  All transactions that previously had been considered cash flow hedges related to these full-requirement sales contracts, but no longer qualified as cash flow hedges, were classified as economic activity at June 30, 2010.

The net fair value of economic positions at June 30, 2011 and December 31, 2010 was a net liability of $235 million and $389 million for PPL Energy Supply.  The unrealized gains (losses) for economic activity for the periods ended June 30 are as follows.

	Three Months		Six Months
	2011	2010	2011	2010

Operating Revenues
Unregulated retail electric and gas	$1	$(2)	$5	$8
Wholesale energy marketing	(44)	(666)	13	(242)
Operating Expenses
Fuel	(11)	(8)	12	(3)
Energy purchases (a)	109	445	127	(118)

(a)
During the second quarter of 2010, PPL Energy Supply corrected an error relating to the fair value of a capacity contract (classified as economic activity) due to the use of an incorrect forward capacity curve.  PPL Energy Supply's energy purchases were understated for the year ended December 31, 2009 and the first quarter of 2010 by an unrealized amount of $35 million ($20 million after tax or $0.05 per share, basic and diluted, for PPL) and $5 million ($3 million after tax or $0.01 per share, basic and diluted, for PPL).  Management concluded that the impacts were not material to first quarter 2010 financial statements of PPL and PPL Energy Supply, and were not material to the financial statements for the full year 2010.

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS, from hedge ineffectiveness, including hedges that failed effectiveness testing, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment, from hedge ineffectiveness, including hedges that failed effectiveness testing, and from purchase contracts that no longer hedge the full-requirement sales contracts that were monetized as discussed above in "Monetization of Certain Full-Requirement Sales Contracts."

(PPL, LKE, LG&E and KU)

LG&E and KU primarily utilize forward financial transactions to manage price risk associated with the electricity generated that is not required by end-use customers.  Hedge accounting treatment has not been elected for these transactions; therefore, realized and unrealized gains and losses are recorded in the Statements of Income.  The derivative contracts in this category that existed at June 30, 2011 range in maturity through 2012.

The net fair value of economic positions for LKE, LG&E and KU at June 30, 2011 and December 31, 2010 was not significant.  Unrealized gains (losses) for economic activity for LKE, LG&E and KU for the three and six months ended June 30, 2011 and 2010 were not significant.

Commodity Price Risk (Trading) (PPL and PPL Energy Supply)

PPL Energy Supply also executes energy contracts to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  PPL Energy Supply's trading activity is shown in "Net energy trading margins" on the Statements of Income.

Commodity Volumetric Activity

(PPL and PPL Energy Supply)

PPL Energy Supply currently employs four primary strategies to maximize the value of its wholesale energy portfolio.  As further discussed below, these strategies include the sales of baseload generation, optimization of intermediate and peaking generation, marketing activities, and proprietary trading activities.  The tables within this section present the volumes of PPL Energy Supply's derivative activity, excluding those that qualify for NPNS, unless otherwise noted.

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its competitive baseload generation fleet, which includes 7,267 MW of nuclear, coal and hydroelectric generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, from baseload generation and tolling arrangements that are included in the baseload portfolio based on current forecasted assumptions for 2011-2013.  These expected sales could be impacted by several factors, including plant availability.

2011 (a)	2012	2013

27,118	54,675	54,364

(a)	Represents expected sales for the balance of the current year.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at June 30, 2011.

	Derivative	Total Power	Fuel Purchases (d)
Year	Sales (a) (b)	Sales (c)	Coal	Nuclear

2011 (e)	91%	98%	100%	100%
2012	89%	97%	96%	100%
2013	61%	69%	88%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Volumes for derivative sales contracts that deliver between 2014 and 2016 total 2,964 GWh and 8.4 Bcf.
(c)
Amount represents derivative and non-derivative contracts.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(d)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(e)	Represents the balance of the current year.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at June 30, 2011.

	2011 (a)	2012	2013

Oil Swaps (b)	48	756	420

(a)	Represents the balance of the current year.
(b)	Volumes (in thousands of barrels) for derivative contracts used in support of this strategy that deliver in 2014 total 120

Optimization of Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,501 MW of gas and oil-fired generation.  The following table presents the volumes of derivative contracts used in support of this strategy at June 30, 2011.

	Units	2011 (a)	2012	2013

Net Power Sales (b) (c)	GWh	(2,210)	(2,006)	(1,224)
Net Fuel Purchases (b) (c)	Bcf	20.7	13.5	8.2

(a)	Represents the balance of the current year.
(b)	Included in these volumes are non-options and exercised option contracts that converted to non-option derivative contracts. Volumes associated with option contracts are not significant.
(c)	Volumes for derivative contracts used in support of this strategy that deliver in 2014 total 408 GWh and 2.7 Bcf.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volume of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at June 30, 2011.

	Units	2011 (a)	2012	2013

Energy sales contracts (b) (c)	GWh	(6,876)	(9,918)	(3,510)
Related energy supply contracts (b) (c)
Energy purchases	GWh	5,019	6,021	522
Volumetric hedges (d)	GWh	337	320
Generation supply	GWh	1,662	3,621	2,883
Retail gas sales contracts (c)	Bcf	(3.3)	(7.0)	(0.4)
Retail gas purchase contracts (c)	Bcf	3.3	7.0	0.4

(a)	Represents the balance of the current year.
(b)	Includes NPNS and contracts that are not derivatives, which receive accrual accounting.
(c)	Net volumes for derivative contracts, excluding contracts that qualify for NPNS that deliver between 2014 and 2015 are not significant.
(d)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Other Energy Related Positions

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The volume of derivative FTR and basis (sales)/purchase contracts at June 30, 2011 were:

	Units	2011 (a)	2012	2013

FTRs	GWh	19,169	15,297
Power Basis Positions (b)	GWh	(8,478)	(8,435)	(624)
Gas Basis Positions (c)	Bcf	17.3	10.6	(0.7)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in 2015 are 205 GWh.
(c)	Net volumes that deliver in 2014 and 2015 are (1.1) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts at June 30, 2011.

	Units	2011 (a)	2012	2013

Capacity (b)	MW-months	(2,475)	(3,542)	(1,005)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver between 2014 and 2016 are (253) MW-months.

Proprietary Trading Activity

At June 30, 2011, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that is included in the tables above, were not significant.

Sales of Excess Regulated Generation (PPL, LKE, LG&E and KU)

LKE and its subsidiaries manage the price risk of expected excess regulated generation capacity using market-traded forward contracts.  At June 30, 2011, the net volume of electricity based financial derivatives outstanding to hedge excess regulated generation was insignificant for LKE, LG&E and KU.

Interest Rate Risk

Cash Flow Hedges (PPL and PPL Energy Supply)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL enters into financial interest rate swap contracts to hedge these exposures.  These interest rate swap contracts mature through 2041 and had a notional value of $350 million at June 30, 2011.

Through PPL, PPL WEM holds a notional position in cross-currency interest rate swaps totaling $960 million that mature through 2021 to hedge the interest payments and principal of the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011.  Additionally, PPL WW holds a notional position in cross-currency interest rate swaps totaling $302 million that mature through December 2028 to hedge the interest payments and principal of its U.S. dollar-denominated senior notes.  In 2010, these PPL WW swaps were part of PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding effective January 2011, these swaps are no longer part of PPL Energy Supply's business.

For the three and six months ended June 30, 2011, hedge ineffectiveness associated with interest rate derivatives was a gain (loss) of $(12) million and $(13) million for PPL, of which a gain (loss) of $(5) million was attributable to certain interest rate swaps that failed hedge effectiveness testing during the second quarter of 2011.  For the three and six months ended June 30, 2010, hedge ineffectiveness associated with interest rate derivatives was insignificant for both PPL and PPL Energy Supply.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL and PPL Energy Supply had no such reclassifications for the three and six months ended June 30, 2011 and 2010.

At June 30, 2011, the accumulated net unrealized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(10) million for PPL.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges (PPL and PPL Energy Supply)

PPL and PPL Energy Supply are exposed to changes in the fair value of their debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At June 30, 2011, PPL held contracts that range in maturity through 2047 and had a notional value of $349 million.  PPL Energy Supply did not hold any such contracts at June 30, 2011.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2011 and 2010.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt that no longer qualified as fair value hedges for the three and six months ended June 30, 2011 and 2010.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Beginning in the third quarter of 2010, as a result of a rate case order, realized gains and losses from the swaps are recoverable through regulated rates.  Therefore, any subsequent change in fair value of these derivatives is included in regulatory assets and liabilities.  Realized gains and losses are recognized in "Interest Expense" on the Statement of Income when the hedged transaction occurs.  Prior to the third quarter of 2010, LG&E reclassified amounts previously recorded in AOCI to earnings in the same period during which the forecasted transaction affected earnings.  The amounts recorded to regulatory assets and the amounts amortized from AOCI to earnings were not significant for the three and six months ended June 30, 2011 and 2010.  At June 30, 2011, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair value of these contracts was a liability of $35 million and $34 million at June 30, 2011 and December 31, 2010.

Foreign Currency Risk

(PPL)

Cash Flow Hedges

At June 30, 2011, there were no existing foreign currency cash flow hedges associated with foreign currency-denominated debt or firm commitments (including those for the purchase of equipment) denominated in foreign currencies.  Amounts previously settled and recorded in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.  Insignificant gains are expected to be reclassified into earnings during the next 12 months.

During the three and six months ended June 30, 2011 and 2010, no cash flow hedges were discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time periods.

Fair Value Hedges

PPL enters into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at June 30, 2011, there were no existing contracts of this nature and no gains or losses recorded during the three and six months ended June 30, 2011 and 2010 related to hedge ineffectiveness, or from a portion of the hedging instrument being excluded from the assessment of hedge ineffectiveness, or from hedges of firm commitments that no longer qualified as fair value hedges.

Net Investment Hedges (PPL and PPL Energy Supply)

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  In 2010, these contracts were included in PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding, effective January 2011, these contracts are no longer included in PPL Energy Supply's business.

The contract outstanding at June 30, 2011 had a notional amount of £10 million (approximately $17 million based on contracted rates) and settles in March 2012.  At June 30, 2011, the fair value of this contract was insignificant.  For the three and six months ended June 30, 2011, PPL recognized an insignificant amount of net investment hedge after-tax gains (losses) in the foreign currency translation adjustment component of AOCI.  For the three and six months ended June 30, 2010, PPL and PPL Energy Supply recognized an insignificant amount and $4 million of net investment hedge after-tax gains (losses) in the foreign currency translation adjustment component of AOCI.  At June 30, 2011, PPL included $14 million of accumulated net investment hedge gains (losses), after tax, in the foreign currency translation adjustment component of AOCI.  At December 31, 2010, PPL and PPL Energy Supply included $15 million of accumulated net investment hedge gains (losses), after-tax, in AOCI.

Economic Activity

(PPL)

In anticipation of the repayment of a portion of the GBP-denominated borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of U.S. dollar-denominated senior notes, as discussed in Note 7, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  These trades were settled in April 2011.  Gains and losses on these contracts are included in "Other Income (Expense) - net" on the Statement of Income.  PPL recorded $62 million and $55 million of pre-tax, net gains (losses) for the three and six months ended June 30, 2011.

(PPL and PPL Energy Supply)

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge anticipated earnings denominated in GBP.  In 2010, these contracts were included in PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding, effective January 2011, these contracts are no longer included in PPL Energy Supply's business.  At June 30, 2011, the total exposure hedged by PPL was £188 million, the net fair value of these positions was insignificant and these contracts had termination dates ranging from July 2011 to December 2011.  PPL records gains (losses) on these contracts in "Other Income (Expense) - net" on the Statements of Income.  Gains (losses) were insignificant for the three and six months ended June 30, 2011 and 2010.  PPL Energy Supply's 2010 gains (losses), both realized and unrealized, are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income and were insignificant for the three and six months ended 2010.

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheets as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, power purchase agreements and certain retail energy and physical capacity contracts, and for PPL Electric include full-requirement purchase contracts and block purchase contracts.  Changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met, except for the change in fair value of LG&E's interest rate swaps which is recognized as a regulatory asset.  See Note 6 for amounts recorded in regulatory assets at June 30, 2011 and December 31, 2010.

See Notes 1 and 19 in PPL and PPL Electric's 2010 Form 10-K, Notes 1 and 15 in PPL Energy Supply's Form 8-K dated June 24, 2011 and Notes 1 and 5 in the annual financial statements included in LKE's, LG&E's and KU's 2011 Registration Statements for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$5	$16		$3	$11	$19		$2
Cross-currency swaps		3			7	9
Foreign currency
exchange contracts			$4		7		$4
Commodity contracts	699	3	759	792	878	19	1,011	1,095
Total current	704	22	763	795	903	47	1,015	1,097
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	1			32	4			32
Cross-currency swaps	9	2			37
Commodity contracts	173	17	482	392	169	7	445	431
Total noncurrent	183	19	482	424	210	7	445	463
Total derivatives	$887	$41	$1,245	$1,219	$1,113	$54	$1,460	$1,560

(a)	$279 million and $326 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2011 and December 31, 2010.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $544 million and $695 million at June 30, 2011 and December 31, 2010.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $761 million and $602 million at June 30, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets for the periods ended June 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense	$1	$2	$8	$18

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
				from AOCI	Amount	from AOCI	Amount
	Derivative Gain		Location of	into	Excluded	into	Excluded
	(Loss) Recognized in		Gain (Loss)	Income	from	Income	from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(9)	$1	Interest expense	$(3)	$(12)	$(6)	$(13)
Cross-currency swaps	(8)	(33)	Interest expense			3
			Other income
			(expense) - net	30		17
Commodity contracts	(34)	50	Wholesale energy
			marketing	164	(14)	367	(22)
			Energy purchases	(47)		(117)	1
Total	$(51)	$18		$144	$(26)	$264	$(34)

Net Investment Hedges:
Foreign exchange contracts		$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Foreign exchange contracts	Other income (expense) - net	$64	$55
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Utility	(3)	(2)
	Unregulated retail electric and gas	4	5
	Wholesale energy marketing	(71)	(26)
	Net energy trading margins (a)	4	11
	Fuel	(8)	15
	Energy purchases	91	36
	Total	$79	$90

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets	$(3)	$(1)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2010.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense	$16	$34	$(6)	$(13)

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
				from AOCI	Amount	from AOCI	Amount
	Derivative Gain		Location of	into	Excluded	into	Excluded
	(Loss) Recognized in		Gain (Loss)	Income	from	Income	from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(93)	$(101)	Interest expense			$(1)	$(3)
Cross-currency swaps	24	46	Interest expense	$1		1
			Other income
			(expense) - net	16		38
Commodity contracts	(196)	429	Wholesale energy
			marketing	198	$(52)	376	(165)
			Fuel			1
			Depreciation			1
			Energy purchases	(207)	1	(311)	(17)
Total	$(265)	$374		$8	$(51)	$105	$(185)

Net Investment Hedges:
Foreign exchange contracts	$1	$5

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Foreign exchange contracts	Other income (expense) - net		$2
Commodity contracts	Unregulated retail electric and gas	$1	12
	Wholesale energy marketing	(435)	323
	Net energy trading margins (a)	2	11
	Fuel	(13)	(12)
	Energy purchases	244	(495)
	Total	$(201)	$(159)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

See Note 8 for information on PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps					$7	$9
Foreign currency
exchange contracts					7		$4
Commodity contracts	$699	$3	$758	$789	878	19	1,011	$1,084
Total current	699	3	758	789	892	28	1,015	1,084
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps					37
Commodity contracts	173	17	482	392	169	7	445	431
Total noncurrent	173	17	482	392	206	7	445	431
Total derivatives	$872	$20	$1,240	$1,181	$1,098	$35	$1,460	$1,515

(a)	$279 million and $326 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2011 and December 31, 2010.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $573 million and $733 million at June 30, 2011 and December 31, 2010.  At June 30, 2011, AOCI reflects the effect of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 8 for additional information.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $790 million and $573 million at June 30, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
				from AOCI	Amount	from AOCI	Amount
	Derivative Gain		Location of	into	Excluded	into	Excluded
	(Loss) Recognized in		Gains (Losses)	Income	from	Income	from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts	$(34)	$50	marketing	$164	$(14)	$367	$(22)
			Energy purchases	(47)		(117)	1
Total	$(34)	$50		$117	$(14)	$250	$(21)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Commodity contracts	Unregulated retail electric and gas	$4	$5
	Wholesale energy marketing	(71)	(26)
	Net energy trading margins (a)	4	11
	Fuel	(8)	15
	Energy purchases	91	36
	Total	$20	$41

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2010.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
				from AOCI	Amount	from AOCI	Amount
	Derivative Gain		Location of	into	Excluded	into	Excluded
	(Loss) Recognized in		Gains (Losses)	Income	from	Income	from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps			Discontinued
			operations				$(3)
Cross-currency swaps	$24	$46	Interest expense	$1		$1
			Discontinued
			operations	16		38
			Wholesale energy
Commodity contracts	$(196)	429	marketing	198	$(52)	376	(165)
			Fuel			1
			Depreciation			1
			Energy purchases	(207)	1	(311)	(17)
Total	$(172)	$475		$8	$(51)	$106	$(185)

Net Investment Hedges:
Foreign exchange contracts	$1	$5

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Foreign exchange contracts	Discontinued operations		$2
Commodity contracts	Unregulated retail electric and gas	$1	12
	Wholesale energy marketing	(435)	323
	Net energy trading margins (a)	2	11
	Fuel	(13)	(12)
	Energy purchases	244	(495)
	Total	$(201)	$(159)
(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE and LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Other Current
Assets/Liabilities (a):
Interest rate swaps				$3				$2
Commodity contracts			$1	3				2
Total current			1	6				4
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				32				32
Total noncurrent				32				32
Total derivatives			$1	$38				$36

(a)	Represents the location on the Balance Sheet.

There were no after-tax balances of accumulated net gains (losses) in AOCI at June 30, 2011 and December 31, 2010.  The after-tax balances of accumulated net gains (losses) in AOCI were $(4) million and $5 million at June 30, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended June 30, 2011, for the successor.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)
Commodity contracts	Retail and wholesale	(3)	(2)
	Total	$(5)	$(6)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets	$(3)	$(1)

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2010, for the predecessor.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(1)	$(2)
	Other income (expense) - net	(10)	(11)
Commodity contracts	Retail and wholesale		3
	Total	$(11)	$(10)

The ineffective portion of financial instruments designated as cash flow hedges was recorded to earnings, as is the entire change in the market value of the ineffective swaps.  For the three months ended June 30, 2010, LG&E recorded an insignificant pre-tax loss in interest expense to reflect the change in the ineffective portion of the interest rate swaps deemed highly effective.  Amounts recorded in AOCI were reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings.  The amount amortized from AOCI to income in the three and six months ended June 30, 2010 were not significant.  The amount expected to be reclassified from AOCI to earnings in the next twelve months was not significant.  The loss on hedging interest rate swaps recognized in OCI for the three and six months ended June 30, 2010 was $3 million and $4 million.  For the three and six months ended June 30, 2010, the gain on derivatives reclassified from AOCI to income was not significant, and was recorded in other income (expense) - net.

Gains and losses associated with derivative instruments were not significant for the three months ended June 30, 2010.

Credit Risk-Related Contingent Features (PPL, PPL Energy Supply, LKE and LG&E)

Certain of PPL's, PPL Energy Supply's, LKE's and LG&E's derivative contracts contain credit contingent provisions which would permit the counterparties with which PPL, PPL Energy Supply, LKE or LG&E is in a net liability position to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E, or certain of their subsidiaries.  Most of these provisions would require PPL, PPL Energy Supply, LKE or LG&E to transfer additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization by PPL, PPL Energy Supply, LKE or LG&E on derivative instruments in net liability positions.

Additionally, certain of PPL's, PPL Energy Supply's, LKE's and LG&E's derivative contracts contain credit contingent provisions that require PPL, PPL Energy Supply, LKE or LG&E to provide "adequate assurance" of performance if the other party has reasonable grounds for insecurity regarding PPL's, PPL Energy Supply's, LKE's or LG&E's performance of its obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" provisions.

At June 30, 2011, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit contingent provisions	$88	$57	$26	$26
Collateral posted on these derivative instruments	61	38	23	23
Additional collateral requirements in the event of a credit downgrade
below investment grade (a)	184	173	5	5

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were as follows.

	Kentucky Regulated	International Regulated	Supply		Total
PPL
Balance at December 31, 2010 (a)	$662	$679	$420	(d)	$1,761
Goodwill recognized during the period (b)		2,327			2,327
Effect of foreign currency exchange rates		102			102
Balance at June 30, 2011 (a)	$662	$3,108	$420		$4,190

		International Regulated	Supply		Total
PPL Energy Supply
Balance at December 31, 2010 (a)		$679	$86		$765
Derecognition (c)		(679)			(679)
Balance at June 30, 2011 (a)		$	$86		$86

(a)	There were no accumulated impairment losses related to goodwill.
(b)	Recognized as a result of the 2011 acquisition of WPD Midlands. See Note 8 for additional information.
(c)
Represents the amount of goodwill derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.  Subsequent to the distribution, PPL Energy Supply operates in a single business operating segment and reporting unit.

(d)	Includes goodwill attributed to the Supply segment as a result of the 2010 acquisition of LKE.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

Accretion expense recorded by LG&E and KU is offset with a regulatory asset, such that there is no income statement impact.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU
ARO at December 31, 2010	$448	$345	$103	$49	$54
Accretion expense	16	12	3	2	1
Obligations assumed in acquisition of WPD
Midlands (a)	43
Derecognition (b)		(5)
Changes in estimated cash flow or settlement date	(3)	(3)
Effect of foreign currency exchange rates	1
Obligations settled	(6)	(6)
ARO at June 30, 2011	$499	$343	$106	$51	$55

(a)	Obligations required under U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables. See Note 8 for additional information on the acquisition.
(b)	Represents AROs derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding. See Note 8 for additional information on the distribution.

The classification of AROs on the Balance Sheet was as follows.

	June 30, 2011
		PPL Energy
	PPL	Supply	LKE	LG&E	KU
Current portion (a)	$8	$7	$1	$1
Long-term portion (b)	491	336	105	50	$55
Total	$499	$343	$106	$51	$55

	December 31, 2010
		PPL Energy
	PPL	Supply	LKE	LG&E	KU

Current portion (a)	$13	$13
Long-term portion (b)	435	332	$103	$49	$54
Total	$448	$345	$103	$49	$54

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $281 million and $270 million at June 30, 2011 and December 31, 2010, and is included in "Asset retirement obligations" on the Balance Sheets.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  The aggregate fair value of these assets was $648 million and $618 million at June 30, 2011 and December 31, 2010, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

17.  Available-for-Sale Securities

(PPL, PPL Energy Supply, LKE and LG&E)

PPL and its subsidiaries classify certain short-term investments, securities held by the NDT funds and auction rate securities as available-for-sale.  Available-for-sale securities are carried on the Balance Sheets at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI, and the fair value of available-for-sale securities.

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
Short-term investments
- municipal debt securities					$163			$163
NDT funds:
Cash and cash equivalents	$10			$10	10			10
Equity securities:
U.S. large-cap	173	$131		304	180	$123		303
U.S. mid/small-cap	68	56		124	67	52		119
Debt securities:
U.S. Treasury	74	5		79	71	4		75
U.S. government sponsored
agency	10			10	6	1		7
Municipality	79	2	$1	80	69			69
Investment-grade corporate	35	2		37	31	2		33
Other	3			3	1			1
Receivables/payables, net	1			1	1			1
Total NDT funds	453	196	1	648	436	182		618
Auction rate securities	25			25	25			25
Total	$478	$196	$1	$673	$624	$182		$806

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL Energy Supply
NDT funds:
Cash and cash equivalents	$10			$10	$10			$10
Equity securities:
U.S. large-cap	173	$131		304	180	$123		303
U.S. mid/small-cap	68	56		124	67	52		119
Debt securities:
U.S. Treasury	74	5		79	71	4		75
U.S. government sponsored
agency	10			10	6	1		7
Municipality	79	2	$1	80	69			69
Investment-grade corporate	35	2		37	31	2		33
Other	3			3	1			1
Receivables/payables, net	1			1	1			1
Total NDT funds	453	196	1	648	436	182		618
Auction rate securities	20			20	20			20
Total	$473	$196	$1	$668	$456	$182		$638

LKE and LG&E
Short-term investments
- municipal debt securities					$163			$163

There were no securities with credit losses at June 30, 2011 and December 31, 2010.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2011.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$11	$69	$66	$80	$226
Fair value	12	71	69	82	234

PPL Energy Supply
Amortized cost	$11	$69	$66	$75	$221
Fair value	12	71	69	77	229

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
PPL
Proceeds from sales of NDT securities (a)	$25	$24	$100	$68
Other proceeds from sales			163
Gross realized gains (b)	6	4	23	9
Gross realized losses (b)	6	2	11	3

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$25	$24	$100	$68
Gross realized gains (b)	6	4	23	9
Gross realized losses (b)	6	2	11	3

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

(PPL, LKE and LG&E)

At December 31, 2010, LG&E held $163 million aggregate principal amount of tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  At December 31, 2010, these investments were reflected in "Short-term investments" on the Balance Sheet.  During the six months ended June 30, 2011, LG&E received $163 million for its investments in these bonds when they were remarketed to unaffiliated investors.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was not significant.

18.  New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair Value Measurements

Effective January 1, 2012, PPL and its subsidiaries will prospectively adopt accounting guidance that was issued to clarify existing fair value measurement guidance as well as enhance fair value disclosures.  The additional disclosures required by this guidance include quantitative information about significant unobservable inputs used for Level 3 measurements, qualitative information about the sensitivity of recurring Level 3 measurements, information about any transfers between Level 1 and 2 of the fair value hierarchy, information about when the current use of a non-financial asset is different from the highest and best use, and the hierarchy classification for assets and liabilities whose fair value is disclosed only in the notes to the financial statements.

Any fair value measurement differences resulting from the adoption of this guidance will be recognized in income in the period of adoption.  The adoption of this guidance is not expected to have a significant impact on PPL and its subsidiaries.

Presentation of Comprehensive Income

Effective January 1, 2012, PPL and its subsidiaries will retrospectively adopt accounting guidance that was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in OCI.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements where the first statement includes the components of net income and the second statement includes the components of OCI.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

Upon adoption, the change in presentation is not expected to have a significant impact on PPL and its subsidiaries.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2010 Form 10-K.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of PPL's business strategy, financial and operational highlights, and key legal and regulatory matters.

•
"Results of Operations" provides a summary of PPL's earnings and a review of results by reportable segment and a description of key factors by segment that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of PPL's risk management programs relating to market and credit risk.

•
"Application of Critical Accounting Policies" provides an update to PPL's critical accounting policy related to "Business Combinations - Purchase Price Allocation."  This critical accounting policy is being updated to reflect the impact of the April 2011 acquisition of WPD Midlands.

Overview

Introduction

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale or retail energy primarily in the northeastern and northwestern portions of the U.S., delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K. and delivers natural gas to customers in Kentucky.

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding (the parent holding company of PPL Energy Supply and PPL Global with no other material operations), to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  The distribution separated the U.S.-based competitive energy marketing and supply business from the U.K.-based regulated electricity distribution business.  The following chart depicts the organizational structure subsequent to this distribution and illustrates how PPL's principal subsidiaries align with PPL's reportable segments.  After distributing PPL Global to its parent, PPL Energy Supply and its subsidiaries' operations are entirely within the Supply segment.

Subsequent to the distribution of PPL Global, PPL's principal subsidiaries are shown below (* denotes an SEC registrant - LKE, LG&E and KU became SEC Registrants effective June 1, 2011):

Business Strategy

PPL's overall strategy is to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations, and disciplined growth in energy supply margins while mitigating volatility in both cash flows and earnings.  In pursuing this strategy, PPL acquired LKE in November 2010 and WPD Midlands in April 2011.  These acquisitions have reduced PPL's overall business risk profile and reapportioned the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business and enhancing rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.

The increase in regulated assets is expected to provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive energy supply business where earnings and cash flows are subject to commodity market volatility.  Following the LKE and WPD Midlands acquisitions, approximately 70% of PPL's assets are in its regulated businesses.  The pro forma impacts of the acquisitions of LKE and WPD Midlands on PPL's income from continuing operations (after income taxes) for the six months ended June 30 are as follows:

	2011				2010
	Pro forma		Actual		Pro forma		Actual

Regulated	$510	62%	$393	56%	$387	70%	$184	52%
Competitive	310	38%	310	44%	167	30%	167	48%
	$820		$703		$554		$351

Note:	Pro forma and actual amounts exclude non-recurring adjustments identified in Note 8 to the Financial Statements.

Accordingly, results for periods prior to the acquisitions of LKE and WPD Midlands are not comparable with, or indicative of, results for periods subsequent to the acquisitions.

With the purchase of WPD Midlands and the related growth of the portion of PPL's overall earnings translated from British pounds sterling, the related foreign currency risk is more substantial.  The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent they have U.S. dollar denominated debt.  To manage these risks PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

PPL's strategy for its competitive energy supply business is to optimize the value from its unregulated generation and marketing portfolio.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits, while managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

Financial and Operational Highlights

Net Income Attributable to PPL Corporation

Net Income attributable to PPL Corporation for the three and six months ended June 30, 2011 was $196 million and $597 million compared to $85 million and $335 million for the same periods in 2010.  This represents a 131% and 78% increase over 2010.  These increases reflect the following after-tax impacts by segment:

	Three Months	Six Months

Kentucky Regulated
Segment earnings	$31	$106
LKE acquisition-related costs	19	19
International Regulated
WPD Midlands earnings	57	57
WPD Midlands acquisition-related costs	(81)	(100)
Pennsylvania Regulated
PPL Electric's distribution base rate increase effective in January 2011	8	22
Supply
Net unrealized gains on energy-related economic activity	51	133
2010 net losses related to the monetization of certain full-requirement sales contracts due to the LKE acquisition	36	36
Recovery from the litigation settlement recorded in 2011 related to spent nuclear fuel storage	29	29
Impact of Susquehanna station turbine blade replacement outages	(60)	(60)
Other	21	20
	$111	$262

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations, as well as a discussion of each of PPL's business segments.

Acquisition of WPD Midlands

On April 1, 2011, PPL, through its indirect wholly owned subsidiary PPL WEM, acquired Central Networks, which operates two regulated distribution networks that serve five million end users in the Midlands area of England, for $6.6 billion, including long-term debt assumed through the acquisition.  Subsequent to the close of the acquisition, the entities acquired were renamed and are collectively referred to as WPD Midlands.  The service territories of PPL WW and WPD Midlands are contiguous and significant cost savings, efficiencies and other benefits are expected from the combined operation of these entities.

The cash consideration of $5.8 billion was primarily funded by borrowings under the 2011 Bridge Facility.  The following permanent financing was completed in the second quarter of 2011 to repay 2011 Bridge Facility borrowings, pay certain acquisition-related fees and raise additional capital for general corporate purposes.

•	PPL issued 92 million shares of its common stock and received net proceeds of $2.258 billion.
•	PPL issued 19.55 million 2011 Equity Units and received net proceeds of $948 million.
•	PPL WEM issued $460 million of 3.90% Senior Notes due 2016 and $500 million of 5.375% Senior Notes due 2021 and received net proceeds of $953 million.
•
WPD (West Midlands) issued £800 million of 5.75% Senior Notes due 2032 and WPD (East Midlands) issued £600 million of 5.25% Senior Notes due 2023.  Collectively, net proceeds of £1.4 billion were received, which equated to $2.2 billion at the time of issuance.

•	WPD (East Midlands) issued £100 million of Index-Linked Notes due 2043 and received net proceeds of £99 million, which equated to $163 million at the time of issuance.

At June 30, 2011, PPL incurred acquisition-related costs of approximately $130 million, pre tax, which includes, among other items, advisory, accounting and legal fees, taxes and certain financing costs, including gains on hedges and foreign currency losses on the 2011 Bridge Facility.

Under a reorganization announced by WPD in June 2011, approximately 600 to 800 employees of WPD Midlands will be terminated as a new regional structure is implemented.  The categories of separation costs to be associated with the reorganization are severance compensation, early retirement deficiency costs associated with the applicable pension plans, outplacement services and other legal and administrative expenses.  Other than the costs for outplacement services, there is considerable uncertainty in estimating the range of costs that will ultimately be incurred, as the amount of each of those cost categories will depend on the number of persons leaving the company, their current compensation level, years of service, age and the terms of the applicable pension plan in which they participate.  As a result, a range of the total separation costs associated with the reorganization cannot be reasonably estimated at this time; however, separation costs are not expected to exceed $140 million.  Such separation costs will be recognized primarily in the third and fourth quarters of 2011.

See Note 8 to the Financial Statements for additional information related to the acquisition and Note 7 to the Financial Statements for additional information related to the financings.

Foreign Currency Exchange Rates

PPL is exposed to foreign currency risk, primarily through its investment in U.K. affiliates.  PPL has adopted a foreign currency risk management program designed to hedge certain currency exposures, including the risk associated with translating earnings and dividends from the U.K. affiliates, firm commitments, recognized assets or liabilities, other anticipated transactions and net investments.

Registration of Debt by LKE, LG&E and KU

In April 2011, LKE, LG&E and KU each filed a Registration Statement with the SEC, as agreed to in registration rights agreements entered into in connection with the issuances of senior notes and first mortgage bonds in November 2010 in transactions not registered under the Securities Act of 1933.  The 2011 Registration Statements relate to offers to exchange the senior notes or first mortgage bonds issued in November 2010 with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011 with substantially all of LKE's senior notes and LG&E's and KU's first mortgage bonds being exchanged.  See Note 7 in PPL's 2010 Form 10-K for additional information on the original debt issuances.

Susquehanna Turbine Blade Replacement

In April 2011, during the PPL Susquehanna Unit 2 scheduled refueling and generation uprate outage, a planned inspection of the Unit 2 turbine revealed cracks in certain of its low pressure turbine blades.  Replacement of these blades was required, but was not anticipated as part of the original scope of this outage.  The necessary replacement work extended the Unit 2 outage by six weeks.  As a precaution, PPL Susquehanna also took Unit 1 out of service in mid-May to inspect the turbine blades in that unit.  This inspection revealed cracks in blades similar to those found in Unit 2.  The duration of the Unit 1 outage, in which turbine blades were replaced, was also about six weeks.  PPL Susquehanna currently estimates the after-tax earnings impact, including reduced energy-sales margins and repair expense for both units, to be between $60 million and $65 million.  The majority of these costs were incurred during the second quarter of 2011.

Legal and Regulatory Matters

Federal

Cross State Air Pollution Rule

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to PPL's Pennsylvania and Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  PPL's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR starting in 2015.

For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, for the second phase beginning in 2014, PPL will likely have to modify operations of its generation fleet at its Pennsylvania plants and at its Kentucky plants will likely have to take additional measures with regards to the operation and dispatch of its generating fleet, including upgrades or installation of new scrubbers for certain generating units or retirement of certain other units.

With respect to nitrogen oxide emissions, the CSAPR provides a slightly higher amount of allowances for PPL's Pennsylvania plants, but still less than the current forecasted emissions and a slightly lower amount of allowances for the Kentucky plants.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Pennsylvania and Kentucky fleets, such as the installation of new technology or modifications of plant operations and the retirement of certain units for the Kentucky fleet.  LG&E and KU are seeking recovery of their expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.

Additionally, PPL's plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  PPL anticipates that some of the measures required for compliance with CSAPR such as upgraded or new scrubbers at some of its plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to PPL could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  Under the settlement agreement, PPL Susquehanna received approximately $50 million for its share of claims to recover its costs to store spent nuclear fuel at the Susquehanna station through September 2009 and will be eligible to receive payment of annual claims for allowed costs that are incurred thereafter through the December 2013 termination of the settlement agreement.  See Note 10 to the Financial Statements for additional information.

Kentucky and Virginia

Integrated Resource Plan (IRP) Filing

LG&E and KU filed their joint IRP with the KPSC in April 2011.  This plan is provided to the KPSC every three years and is intended to give the KPSC a point-in-time look at LG&E's and KU's expectation of future resource needs.  It does not represent a commitment or decision by LG&E or KU, nor does it represent a request for approval.

Impending environmental regulation including the CSAPR, Ambient Air Quality Standards, the Maximum Achievable Control Technology Rule, the Coal Combustion Residuals Rule and the Cooling Water Intake Rule could result in the retirements of older, smaller coal-fired units and therefore the IRP assumes potential retirements of coal-fired capacity and replacement by combined-cycle gas units.  In addition, the IRP assumes peak demand reductions through existing or expanded DSM or energy efficiency programs.  See Notes 6 and 10 to the Financial Statements for additional information.

ECR Filing - Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, LG&E and KU filed an ECR plan with the KPSC requesting approval to install environmental upgrades for certain of their coal-fired plants along with the recovery of the expected $2.5 billion in costs.  The ECR plan details many upgrades that will be made to certain of their coal-fired generating stations to continue to be compliant with EPA regulations.  See Note 6 to the Financial Statements for additional information.

Pennsylvania

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation that would authorize the PUC to approve regulatory procedures and mechanisms to provide for more timely recovery of a utility's costs.  Alternative ratemaking is important for PPL Electric as it begins an era of significant increasing capital investment related to the asset optimization program focused on the replacement of aging distribution assets.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover capital costs and related operating expenses.  The legislation is now before the full Pennsylvania House of Representatives.  PPL Electric is working with other stakeholders to support passage of this legislation.

Montana

Montana Hydroelectric Litigation

In June 2011, the U.S. Supreme Court granted PPL Montana's petition to review the March 2010 Montana Supreme Court decision substantially affirming the June 2008 Montana District Court decision to award the State of Montana retroactive compensation for PPL Montana's hydroelectric facilities' use and occupancy of certain riverbeds in Montana.  The matter will be briefed on its merits, with oral argument likely to occur in late November or early December 2011 and a decision is likely to be rendered by the Court by June 30, 2012.  The stay of judgment granted during the proceedings before the Montana

Supreme Court has been extended by agreement with the State of Montana to cover the anticipated period of the proceeding before the U.S. Supreme Court.  See Note 10 to the Financial Statements for additional information.

U.K.

Tax Rate Change

In July 2011, the U.K. Finance Act 2011 was enacted.  The most significant change to the law was a reduction in the U.K.'s statutory income tax rate.  The statutory tax rate was changed from 27% to 26%, effective April 1, 2011 and from 26% to 25%, effective April 1, 2012.  As a result of these changes, PPL expects to record a deferred tax benefit in the range of $65 million to $75 million in the third quarter of 2011.

Ofgem Pricing Model

In October 2010, Ofgem announced a new pricing model that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  Key components of the model are:  an extension of the price review period from five to eight years; increased emphasis on outputs and incentives; enhanced stakeholder engagement including network customers; a stronger incentive framework to encourage more efficient investment and innovation; expansion of the current Low Carbon Network Fund to stimulate innovation; and continued use of a single weighted average cost of capital.

Results of Operations

As a result of the LKE acquisition on November 1, 2010 and the WPD Midlands acquisition on April 1, 2011, LKE's and WPD Midlands' results (since the date of acquisition) for the three and six months ended June 30, 2011 are included in PPL's results.  When discussing PPL's results of operations for 2011 compared with 2010, the results of LKE and WPD Midlands are isolated for purposes of comparability.  LKE's results are included within "Segment Results - Kentucky Regulated Segment" and WPD Midlands' results are included within "Segment Results - International Regulated Segment."  The results of WPD (including WPD Midlands) are recorded on a one-month lag.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average foreign currency exchange rate.

Earnings

Net Income Attributable to PPL Corporation and related EPS for the periods ended June 30 was:

	Three Months		Six Months
	2011	2010	2011	2010

Net Income Attributable to PPL Corporation	$196	$85	$597	$335
EPS - basic	$0.35	$0.22	$1.14	$0.88
EPS - diluted	$0.35	$0.22	$1.14	$0.88

The changes in Net Income Attributable to PPL Corporation from period to period were, in part, attributable to the acquisitions of LKE and WPD Midlands and several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net Income Attributable to PPL Corporation by segment for the periods ended June 30 was:

	Three Months		Six Months
	2011	2010	2011	2010

Kentucky Regulated	$31		$106
International Regulated (a)	38	$58	93	$134
Pennsylvania Regulated	36	16	88	53
Supply	91	30	310	167
Unallocated Costs (b)		(19)		(19)
Total	$196	$85	$597	$335

(a)	As a result of the acquisition on April 1, 2011, WPD Midlands' results are included in the 2011 amounts.
(b)
The three and six months ended June 30, 2010 includes $7 million, pre-tax ($6 million, after-tax), of certain acquisition-related costs, including advisory, accounting, and legal fees associated with the acquisition of LKE that are recorded in "Other Income (Expense)-net" on the Statement of Income.  Also included is $22 million, pre-tax ($13 million after-tax), of amortization of deferred 2010 Bridge Facility financing costs that are recorded in "Interest Expense" on the Statement of Income.  See Notes 7 and 10 in PPL's 2010 Form 10-K for additional information on the acquisition and related financing.  These costs were considered special items by management and were not included within any segment's results.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's results from the operation of regulated electricity generation, transmission and distribution assets, primarily in Kentucky, as well as in Virginia and Tennessee.  This segment also includes LKE's results from the regulated distribution and sale of natural gas in Kentucky.

Kentucky Regulated segment Net Income Attributable to PPL Corporation for the periods ended June 30, 2011 was:

	Three Months	Six Months

Operating revenues	$638	$1,404
Fuel and energy purchases	246	568
Other operation and maintenance	198	379
Depreciation	84	165
Taxes, other than income	9	18
Total operating expenses	537	1,130
Other Income (Expense) - net		(1)
Interest Expense (a)	54	108
Income Taxes	16	59
Net Income Attributable to PPL Corporation	$31	$106

(a)	The three and six months ended June 30, 2011 include allocated interest expense of $17 million and $35 million, pre tax, related to the 2010 Equity Units and certain interest rate swaps.

Outlook

Excluding special items, and the impact of a full year of earnings versus two months in 2010, earnings are expected to be higher in 2011, driven by the impact of electricity and natural gas base rate increases that were effective August 1, 2010.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

International Regulated Segment

The International Regulated segment consists primarily of the electric distribution operations in the U.K.  As a result of the acquisition on April 1, 2011, WPD Midlands' results are included in the 2011 results.

International Regulated segment Net Income Attributable to PPL Corporation for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change

Utility revenues	$203	$172	18	$419	$375	12
Energy-related businesses	10	6	67	19	16	19
Total operating revenues	213	178	20	438	391	12
Other operation and maintenance	49	39	26	91	83	10
Depreciation	32	29	10	62	58	7
Taxes, other than income	13	13		26	27	(4)
Energy-related businesses	4	4		8	8
Total operating expenses	98	85	15	187	176	6
Other Income (Expense) - net	5	1	400	3	2	50
Interest Expense	45	33	36	85	64	33
Income Taxes	13	3	333	33	19	74
WPD Midlands, net of tax (a)	57		n/a	57		n/a
WPD Midlands acquisition-related costs, net of tax (b)	(81)		n/a	(100)		n/a
Net Income Attributable to PPL Corporation	$38	$58	(34)	$93	$134	(31)

(a)
Represents the operations of WPD Midlands, including $12 million (pre-tax) of interest expense on the 2011 Bridge Facility and $10 million (pre-tax) of interest expense related to the 2011 Equity Units as well as revenue from external customers of $207 million for the three and six months ended June 30, 2011.

(b)	Represents items considered special by management.

The changes in the components of Net Income Attributable to PPL Corporation between the periods ended June 30, 2011 and 2010 were primarily due to the following factors.  The amounts for PPL WW are presented on a constant U.K. foreign currency exchange rate basis in order to isolate the impact of the change in the exchange rate.

	Three Months	Six Months
PPL WW
Utility revenues	$15	$31
Interest expense	(6)	(15)
Income taxes	(7)	(8)
Foreign currency exchange rates	5	4
Other		(2)
WPD Midlands, after-tax	57	57
U.S.
Income taxes	(1)	(5)
Other	(4)	(4)
Special items, after-tax	(79)	(99)
Total	$(20)	$(41)

PPL WW

•
Higher utility revenues for both periods resulting from a price increase in April 2011 ($20 million and $22 million for the three and six-month periods).  In addition, the six-month period was higher due to a $12 million charge recorded in the first quarter of 2010 reflecting the impact on regulatory allowed revenues, primarily resulting from changes in the network electricity line loss assumptions.  Such charges were insignificant in the first quarter of 2011.

•	Higher U.K. interest expense for the six-month period primarily due to higher debt balances arising from a March 2010 debt issuance ($11 million).

The following after-tax amounts, which management considers special items, also impacted the segment's earnings for the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2011	2010	2011	2010

Special Items, net of tax benefit (expense):
Foreign currency-related economic hedges, net of tax of ($1), $1, ($0), $1 (a)	Other Income (Expense)	$1	$(1)		$(1)
WPD Midlands acquisition-related costs:
2011 Bridge Facility costs, net of tax of $11, $0, $13, $0 (b)	Interest Expense	(25)		$(30)
Foreign currency loss on 2011 Bridge Facility, net of tax of $19, $0, $19, $0 (c)	Other Income (Expense)	(39)		(39)
Net hedge gains, net of tax of ($20), $0, ($17), $0 (c)	Other Income (Expense)	43		39
Hedge ineffectiveness, net of tax of $3, $0, $3, $0 (d)	Interest Expense	(9)		(9)
U.K. stamp duty tax, net of tax of $0, $0, $0, $0 (e)	Other Income (Expense)	(21)		(21)
Other acquisition-related costs, net of tax of $12, $0, $12, $0	(f)	(30)		(40)
Total		$(80)	$(1)	$(100)	$(1)

(a)	Represents unrealized losses on contracts that economically hedge anticipated earnings denominated in GBP.
(b)	Represents fees incurred in connection with establishing the 2011 Bridge Facility. See Note 7 to the Financial Statements for additional information.
(c)
Represents the foreign currency loss on the repayment of the 2011 Bridge Facility, including a pre-tax foreign currency loss of $15 million associated with proceeds received on the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011 that were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility.  The foreign currency risk was economically hedged with forward contracts to purchase GBP, which resulted in pre-tax gains of $63 million and $56 million for the three and six-month periods.  See Notes 7 and 14 to the Financial Statements for additional information.

(d)
Represents a combination of ineffectiveness associated with closed out interest rate swaps and a charge recorded as a result of certain interest rate swaps failing hedge effectiveness testing.  See Note 14 to the Financial Statements for additional information.

(e)	Tax on the transfer of ownership of property in the U.K. which is not tax deductible for income tax purposes.
(f)
Primarily includes advisory, accounting and legal fees ($26 million and $36 million, pre tax, for the three and six-month periods), which are reflected in "Other Income (Expense) - net" on the Statements of Income and certain separation costs ($6 million, pre-tax, for both periods), which are reflected in "Other operation and maintenance" on the Statements of Income.

Outlook

Excluding special items and the impact of the newly acquired U.K. businesses, earnings are expected to be higher in 2011, compared with 2010, due to higher electricity delivery revenue and a more favorable currency exchange rate, partially offset by higher income taxes, depreciation and financing costs.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A.  Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Pennsylvania Regulated segment Net Income Attributable to PPL Corporation for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Operating revenues
External	$436	$520	(16)	$990	$1,331	(26)
Intersegment	4	2	100	8	4	100
Total operating revenues	440	522	(16)	998	1,335	(25)
Energy purchases
External	169	209	(19)	420	619	(32)
Intersegment	4	64	(94)	10	179	(94)
Other operation and maintenance	126	131	(4)	256	251	2
Depreciation	37	33	12	70	67	4
Taxes, other than income	22	29	(24)	57	76	(25)
Total operating expenses	358	466	(23)	813	1,192	(32)
Other Income (Expense) - net	1	2	(50)	1	4	(75)
Interest Expense	24	24		48	50	(4)
Income Taxes	19	11	73	42	32	31
Net Income	40	23	74	96	65	48
Net Income Attributable to Noncontrolling Interests	4	7	(43)	8	12	(33)
Net Income Attributable to PPL Corporation	$36	$16	125	$88	$53	66

The changes in the components of Net Income Attributable to PPL Corporation between the periods ended June 30, 2011 and 2010 were primarily due to the following factors.

	Three Months	Six Months

Pennsylvania gross delivery margins	$19	$48
Other operation and maintenance	11	(3)
Income taxes	(8)	(10)
Other	(2)
Total	$20	$35

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of gross margins from the Pennsylvania regulated electric delivery operations.

•
Lower other operation and maintenance expense for the three-month period primarily due to $8 million in lower vegetation management costs.  In addition, the three-month period was also impacted by $10 million in restoration costs associated with May 2011 storms, which was partially offset by an $8 million insurance recovery.

Higher other operation and maintenance expense for the six-month period primarily due to $7 million in higher contractor expenses as a result of increased project work and $10 million in higher restoration costs associated with May 2011 storms, partially offset by an $8 million insurance recovery and $8 million in lower vegetation management costs.

•
Higher income taxes for both periods primarily due to higher pre-tax book income of $11 million and $17 million for the three and six-month periods, partially offset by the impact of flow-through regulated tax depreciation that is primarily related to the Pennsylvania Department of Revenue interpretive guidance regarding 100% bonus depreciation of $2 million and $7 million for the three and six-month periods.

Outlook

Earnings are expected to be higher in 2011, compared with 2010, due to higher distribution revenues resulting from the distribution base rate increase effective January 1, 2011.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A.  Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Supply Segment

The Supply segment primarily consists of the energy marketing and trading activities, as well as the competitive generation and development operations of PPL Energy Supply.  In 2011 and 2010, PPL Energy Supply subsidiaries completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment Net Income Attributable to PPL Corporation for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Energy revenues
External (a)	$879	$671	31	$2,132	$2,569	(17)
Intersegment	4	64	(94)	10	179	(94)
Energy-related businesses	116	104	12	228	188	21
Total operating revenues	999	839	19	2,370	2,936	(19)
Fuel and energy purchases
External (a)	324	341	(5)	879	1,733	(49)
Intersegment				1	1

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change

Other operation and maintenance	283	251	13	516	532	(3)
Depreciation	64	63	2	128	124	3
Taxes, other than income	15	11	36	31	22	41
Energy-related businesses	116	96	21	225	180	25
Total operating expenses	802	762	5	1,780	2,592	(31)
Other Income (Expense) - net	4	5	(20)	19	10	90
Other-Than-Temporary Impairments		3	(100)	1	3	(67)
Interest Expense	51	52	(2)	100	106	(6)
Income Taxes	58	4	1,350	200	93	115
Income (Loss) from Discontinued Operations	(1)	7	(114)	2	15	(87)
Net Income Attributable to PPL Corporation	$91	$30	203	$310	$167	86

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in Net Income Attributable to PPL Corporation between the periods ended June 30, 2011 and 2010 were primarily due to the following factors.

	Three Months	Six Months

U.S. non-trading margins	$(128)	$(200)
Other operation and maintenance	(36)	(38)
Other income (expense) - net	(2)	7
Income taxes	68	92
Other	(4)	(5)
Discontinued operations, excluding certain revenues and expenses included in margins	6	9
Special items, after-tax	157	278
Total	$61	$143

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance expense for the three-month period was primarily due to the timing and increased costs of the PPL Susquehanna refueling outage of $36 million, $9 million from the dual-unit turbine blade replacement outages and $5 million from higher payroll costs at PPL Susquehanna, partially offset by $19 million in lower other operation and maintenance expense at eastern fossil/hydro facilities mainly due to the timing of the Montour planned maintenance outage.

Higher other operation and maintenance expense for the six-month period was primarily due to increased costs of the PPL Susquehanna refueling outage of $10 million, $9 million from the dual-unit turbine blade replacement outages and $8 million from higher payroll costs at PPL Susquehanna.

•	Higher other income (expense) - net for the six-month period was primarily due to $5 million of higher realized earnings on the NDT funds in 2011.

•
Lower income taxes for both periods due to the impact of lower pre-tax book income of $73 million and $108 million for the three and six-month periods, partially offset by an $8 million and $12 million decrease in the domestic manufacturing deduction tax benefit for the three and six month periods resulting from revised bonus tax depreciation estimates.  The six-month period was also offset by $19 million in state NOL valuation allowance adjustments including the impact of 100% bonus tax depreciation on future projected PA taxable income in 2011.

The following after-tax amounts, which management considers special items, also impacted the segment's earnings for the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2011	2010	2011	2010

Special Items, net of tax benefit (expense):
Adjusted energy-related economic activity, net, net of tax of $2, $39, ($10), $84	(a)	$(3)	$(54)	$14	$(119)
Sales of assets:
Sundance indemnification, net of tax of $0, $0, $0, $0	Other Income (Expense)		1		1
Non-core generation facilities, net of tax of $1, $0, $0, $0 (Note 8)	Discontinued Operations	(2)		(3)
Impairments:
Emission allowances, net of tax of $0, $3, $1, $5 (Note 13)	Other O&M		(5)	(1)	(7)
Renewable energy credits, net of tax of $0, $0, $2, $0 (Note 13)	Other O&M			(2)
Adjustments - NDT investments, net of tax of $0, $0, ($1), $0 (b)	Other Income (Expense)			1
LKE acquisition-related costs:
Monetization of certain full-requirement sales contracts, net of tax of
$0, $52, $0, $52	(c)		(75)		(75)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $1, $21	(d)	(1)	(1)	(1)	(33)
Health care reform - tax impact (e)	Income Taxes				(8)
Litigation settlement - spent nuclear fuel storage, net of tax of ($21), $0,
($21), $0 (f)	Fuel	29		29
Total		$23	$(134)	$37	$(241)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents the reversal of previous other-than-temporary impairment charges when securities previously impaired were sold.
(c)
See "Monetization of Certain Full-Requirement Sale Contracts" in Note 14 to the Financial Statements.  For the three and six months ended June 30, 2010, $193 million, pre-tax was recorded to "Wholesale energy marketing" and $320 million, pre-tax was recorded to "Energy purchases" on the Statements of Income.

(d)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total related to years prior to 2010 was $54 million.  Of this total charge $49 million, pre-tax, was recorded to "Other operation and maintenance" and $7 million, pre-tax, was recorded to "Interest Expense" on the Statements of Income. The charges recorded for the three and six months ended June 30, 2011 and the three months ended June 30, 2010 were recorded to "Interest Expense" on the Statements of Income.

(e)
Represents income tax expense recorded as a result of the provisions within Health Care Reform which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.

(f)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  Under the settlement agreement, PPL Susquehanna received $50 million, pre-tax, for claims to recover its costs to store spent nuclear fuel at the Susquehanna station through September 2009.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net" for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
Operating Revenues
Unregulated retail electric and gas	$1	$(2)	$5	$8
Wholesale energy marketing	(44)	(666)	13	(242)
Operating Expenses
Fuel	(11)	(8)	12	(3)
Energy Purchases	109	445	127	(118)
Energy-related economic activity (a)	55	(231)	157	(355)
Option premiums (b)	6	11	11	25
Adjusted energy-related economic activity	61	(220)	168	(330)
Less: Unrealized economic activity associated with the monetization of
certain full-requirement sales contracts (c)		(127)		(127)
Less: Economic activity now realized, associated with the monetization of
certain full-requirement sales contracts in 2010	66		144
Adjusted energy-related economic activity, net, pre-tax	$(5)	$(93)	$24	$(203)

Adjusted energy-related economic activity, net, after-tax	$(3)	$(54)	$14	$(119)

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax gains for the three months ended June 30, 2011 and 2010 were $3 million and $6 million, and $6 million and $14 million for the six months ended June 30, 2011 and 2010.  Option premiums are recorded in Wholesale energy marketing - realized and Energy purchases - realized on the Statements of Income.

(c)
See "Commodity Price Risk – (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.  This item includes the $60 million loss ($36 million after tax) referenced in Note 14 to the Financial Statements associated with full-requirement sales contracts that have been monetized.  Also included in this item is a net loss of $67 million ($39 million after tax) on economic activity related to these full-requirement sales contracts.  Such amount was previously reflected in "Adjusted energy-related economic activity, net."

Outlook

Excluding special items, earnings are expected to be lower in 2011, when compared with 2010, driven by lower energy margins resulting from lower Eastern energy and capacity prices, higher average fuel costs and the turbine blade replacement outages at PPL Susquehanna's nuclear plant, as well as higher income taxes and higher operation and maintenance expense.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as three non-GAAP financial measures:  "Kentucky Gross Margins," "Pennsylvania Gross Delivery Margins" and "Unregulated Gross Energy Margins."  These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL believes that these measures provide additional criteria to make investment decisions.  These performance measures are used, in conjunction with other information, internally by senior management and the Board of Directors to manage the Kentucky Regulated, Pennsylvania Regulated and Supply segment operations, analyze each respective segment's actual results compared to budget and, in certain cases, to measure certain corporate financial goals used in determining variable compensation.

PPL's three non-GAAP financial measures include:

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expense and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  As a result, this measure represents the net revenues from the Kentucky Regulated segment's operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and in "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR related energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  These mechanisms allow for recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's electric delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues, which include operating revenues associated with certain Supply segment businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain Supply segment businesses that are classified as discontinued operations.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.   In addition, PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to PPL's three non-GAAP financial measures for the periods ended June 30.

	2011 Three Months						2010 Three Months
		PA	Unregulated					PA	Unregulated
	Kentucky	Gross	Gross				Kentucky	Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$639	$436		$409	(c)	$1,484		$520		$172	(c)	$692
PLR intersegment Utility
revenue (expense) (d)		(4)	$4					(64)	$64
Unregulated retail
electric and gas			180	1	(e)	181			103	(2)	(e)	101
Wholesale energy marketing
Realized			716	16	(e)	732			1,219	12	(e)	1,231
Unrealized economic
activity				(44)	(e)	(44)				(666)	(e)	(666)
Net energy trading margins			10			10			5			5
Energy-related businesses				126		126				110		110
Total Operating Revenues	639	432	910	508		2,489		456	1,391	(374)		1,473

Operating Expenses
Fuel	206		250	(42)	(f)	414			252	6		258
Energy purchases
Realized	40	169	150	75	(g)	434		209	529	(1)	(g)	737
Unrealized economic
activity				(109)	(g)	(109)				(445)	(g)	(445)
Other operation and
maintenance	21	29	9	664		723		23	6	390		419
Depreciation	12			225		237				125		125
Taxes, other than income		20	7	48		75		27	4	22		53
Energy-related businesses				120		120				100		100
Intercompany eliminations		(4)	1	3				(2)		2
Total Operating Expenses	279	214	417	984		1,894		257	791	199		1,247
Discontinued operations									21	(21)	(h)
Total	$360	$218	$493	$(476)		$595		$199	$621	$(594)		$226

	2011 Six Months						2010 Six Months
		PA	Unregulated					PA	Unregulated
	Kentucky	Gross	Gross				Kentucky	Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$1,404	$990		$626	(c)	$3,020		$1,331		$375	(c)	$1,706
PLR intersegment Utility
revenue (expense) (d)		(10)	$10					(179)	$179
Unregulated retail
electric and gas			323	5	(e)	328			197	8	(e)	205
Wholesale energy marketing
Realized			1,738	32	(e)	1,770			2,565	25	(e)	2,590
Unrealized economic
activity				13	(e)	13				(242)	(e)	(242)
Net energy trading margins			21			21			16			16
Energy-related businesses				247		247				204		204
Total Operating Revenues	1,404	980	2,092	923		5,399		1,152	2,957	370		4,479

Operating Expenses
Fuel	421		534	(66)	(f)	889			489	(1)		488
Energy purchases
Realized	147	420	377	161	(g)	1,105		619	1,130	(3)	(g)	1,746
Unrealized economic
activity				(127)	(g)	(127)				118	(g)	118
Other operation and
maintenance	41	47	13	1,205		1,306		45	13	805		863
Depreciation	24			421		445				249		249
Taxes, other than income		53	14	81		148		72	6	47		125
Energy-related businesses				233		233				188		188
Intercompany eliminations		(8)	2	6				(4)	1	3
Total Operating Expenses	633	512	940	1,914		3,999		732	1,639	1,406		3,777
Discontinued operations			12	(12)	(h)				46	(46)	(h)
Total	$771	$468	$1,164	$(1,003)		$1,400		$420	$1,364	$(1,082)		$702

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.
(c)	Represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Represents revenue associated with energy-related economic activity.  This activity is described in the "Commodity Price Risk (Non-trading) - Economic Activity" section of Note 14 to the Financial Statements.  The three and six months ended June 30, 2011 includes a pre-tax gain of $6 million and $12 million related to the amortization of option premiums and a pre-tax realized gain of $10 million and $20 million related to the monetization of certain full-requirement sales contracts.  In addition, the three and six months ended June 30, 2010 includes a pre-tax gain of $12 million and $25 million related to the amortization of option premiums.

(f)	Primarily relates to the $50 million spent nuclear fuel litigation settlement and economic activity related to fuel.
(g)
Represents expenses associated with energy-related economic activity.  This activity is described in the "Commodity Price Risk (Non-trading) - Economic Activity" section of Note 14 to the Financial Statements.  The six months ended June 30, 2011 includes a pre-tax loss of $1 million related to the amortization of option premiums and the three and six months ended June 30, 2011 includes a pre-tax loss of $76 million and $164 million related to the monetization of certain full-requirement sales contracts.  In addition, the three months ended June 30, 2010 includes a pre-tax loss of $1 million related to the amortization of option premiums.

(h)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL's three non-GAAP financial measures for the periods ended June 30 as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Six Months
	2011	2010	Change	2011	2010	Change

Kentucky Gross Margins	$360		$360	$771		$771

PA Gross Delivery Margins by Component
Distribution	$173	$157	$16	$381	$336	$45
Transmission	45	42	3	87	84	3
Total	$218	$199	$19	$468	$420	$48

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$395	$528	$(133)	$972	$1,177	$(205)
Western U.S.	88	88		171	171
Net energy trading	10	5	5	21	16	5
Total	$493	$621	$(128)	$1,164	$1,364	$(200)

Kentucky Gross Margins

PPL acquired LKE on November 1, 2010.  Margins for the three and six months ended June 30, 2011 are included in PPL's results with no comparable amounts for 2010.

Pennsylvania Gross Delivery Margins

Distribution

The approved distribution rate case increased rates approximately 1.6% effective January 1, 2011, which improved distribution margins by $14 million and $38 million for the three and six months ended June 30, 2011, compared with the same period in 2010.  Increases of $1 million and $7 million resulted from favorable weather.  Weather-related variances for PPL Electric are calculated based on a ten-year historical average.

Transmission

Transmission margins were higher during the three and six months ended June 30, 2011, compared with the same period in 2010, as the result of higher FERC formula-based rates driven by increased investment in rate base, an increase in the costs of capital due to an increase in equity and the recovery of additional costs.

Unregulated Gross Energy Margins

Eastern U.S. results were lower during the three and six months ended June 30, 2011, compared with the same period in 2010, as a result of lower margins on baseload units, primarily due to the timing of the planned refueling and up-rate outage and the unplanned turbine blade replacement outages at the Susquehanna nuclear plant of $91 million and $58 million, lower pricing (including lower PJM basis and FTR values) of $42 million and $94 million, higher supply costs from the generation fleet of $10 million and $15 million and lower margins on intermediate and peaking units driven by the assets sold in the first quarter of 2011 of $14 million and $16 million.  Partially offsetting the decrease were higher margins from the full-requirement sales contracts of $33 million and $51 million.  In addition, the unfavorable variance for the six months ended June 30, 2011, included gains of $27 million related to the monetization of certain full-requirement sales contracts in 2010 that rebalanced the business and portfolio.

Utility Revenues

Changes in utility revenues for the periods ended June 30, 2011 compared with 2010 were attributable to:

	Three Months	Six Months
Domestic:
PPL Electric
Decrease in energy revenue due to customers selecting alternative suppliers (a)	$(106)	$(388)
Price increase related to the distribution rate case effective January 1, 2011	14	38
Other	8	9
Total	(84)	(341)
LKE (b)	638	1,404
Total Domestic	554	1,063

U.K.:
PPL WW
Price increases effective April 1, 2011 and 2010	20	22
Change in recovery of allowed revenues (c)	3	12
Foreign currency exchange rates	16	13
Other	(8)	(3)
Total PPL WW	31	44
WPD Midlands (b)	207	207
Total U.K.	238	251
Total	$792	$1,314

(a)
In 2011, customers continued to select alternative suppliers to provide their energy needs.  This decrease in energy revenue has a minimal impact on earnings as the cost of providing this energy is passed through to the customer with no additional mark-up.  These revenues are offset with purchases in Pennsylvania Gross Delivery Margins.

(b)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.
(c)
The six month period was higher due to a $12 million charge recorded in the first quarter of 2010 reflecting the impact on regulatory allowed revenues, primarily resulting from changes in the network electricity line loss assumptions.  Such charges were insignificant in the first quarter of 2011.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Domestic:
LKE (a)	$198	$379
Montana hydroelectric litigation (b)		(47)
Susquehanna nuclear plant costs (c)	49	28
Outage and other costs at fossil/hydroelectric plants (d)	(16)	2
Impacts from emission allowances	(7)	(10)
Other	5	14
U.K.:
PPL WW	3	5
WPD Midlands (a)	72	72
Total	$304	$443

(a)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.
(b)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total charge recorded to other operation and maintenance totaled $49 million.  See Note 10 for additional information.

(c)
Both periods were $9 million higher due to the 2011 dual-unit turbine blade replacement outage at the Susquehanna nuclear plant.  The three-month period was $36 million higher due to the timing and increased costs of the Susquehanna nuclear plant refueling outage.  The six-month period was $10 million higher due to an increase in costs related to the Susquehanna nuclear plant refueling outage.

(d)	The decrease for the three-month period was primarily due to the timing of maintenance outages ($19 million).

Depreciation

Changes in depreciation expense for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Additions to PP&E	$6	$9
LKE (a) (b)	84	165
WPD Midlands (b)	20	20
Foreign currency exchange rates	2	2
Total	$112	$196

(a)	Includes $12 million and $22 million of depreciation expense for the three and six months ended June 30, 2011 for recently completed plant additions at TC2 and E.W. Brown.
(b)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.

Taxes, Other Than Income

Changes in taxes, other than income for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Pennsylvania gross receipts tax (a)	$2	$(6)
Domestic property tax (b)	(5)	(5)
LKE (c)	9	18
U.K. property tax	1	1
WPD Midlands (c)	15	15
Total	$22	$23

(a)
Decrease for the six month period primarily due to the decrease in retail electricity revenues as customers continue to select alternative suppliers in 2011.  This tax is included in "Pennsylvania Gross Delivery Margins" and "Unregulated Gross Energy Margins".

(b)	The decreases are primarily due to amortization of the PURTA refund. This is included in "Pennsylvania Gross Delivery Margins."
(c)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.

Other Income (Expense) - net

The $34 million decrease in other income (expense) - net for the three months ended June 30, 2011 compared with the same period in 2010 was primarily attributable to:

•	$47 million of other WPD Midlands acquisition-related costs, including U.K. stamp duty tax, partially offset by $7 million of other LKE acquisition-related costs recorded in 2010; and
•
a $58 million foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing offset by a $62 million gain on foreign currency forward contracts that hedged the repayment of such borrowings.

The $47 million decrease in other income (expense) - net for the six months ended June 30, 2011 compared with the same period in 2010 was primarily attributable to:

•
$57 million of other WPD Midlands acquisition-related costs, including U.K. stamp duty tax, partially offset by an increase of $7 million of earnings on securities in the NDT funds and $7 million of other LKE acquisition-related costs recorded in 2010; and

•
a $58 million foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing offset by a $55 million gain on foreign currency forward contracts that hedged the repayment of such borrowings.

Interest Expense

Changes in interest expense for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

2011 Bridge Facility costs related to the acquisition of WPD Midlands (a)	$36	$43
2010 Bridge Facility costs related to the acquisition of LKE	(22)	(22)
2010 Equity Units (b)	15	30
2011 Equity Units (c)	10	10
Interest on the March 2010 WPD debt issuance	2	11
LKE (d)	36	72
WPD Midlands (d)	45	45
Montana hydroelectric litigation (e)		(6)
Other	11	13
Total	$133	$196

(a)	In March 2011, PPL entered into a 364-day unsecured bridge financing to fund the acquisition of WPD Midlands.
(b)	Interest related to the June 2010 issuance to support the November 2010 LKE acquisition.
(c)	Interest related to the April 2011 issuance to support the April 2011 WPD Midlands acquisition.
(d)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.
(e)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.

Income Taxes

Changes in income taxes for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Higher pre-tax book income	$49	$91
State valuation allowance adjustments (a)		19
Domestic manufacturing deduction (b)	8	12
Federal and state tax reserve adjustments	(3)	4
U.S. income tax on foreign earnings net of foreign tax credit	(1)	(9)
Foreign losses resulting from restructuring (c)	25	25
Foreign tax reserve adjustments (c)	(22)	(22)
Health Care Reform		(8)
LKE (d)	24	73
WPD Midlands (d)	10	10
Depreciation not normalized	(2)	(5)
Other	1	(4)
Total	$89	$186

(a)
Primarily reflects the impact of Pennsylvania Department of Revenue interpretive guidance issued in February 2011 on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL adjusted its deferred tax valuation allowances for Pennsylvania net operating losses.  As a result, during the six months ended June 30, 2011 PPL recorded $11 million of deferred income tax expense.

(b)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated income tax benefit related to the domestic manufacturing deduction in 2011.

(c)
During the three and six months ended June 30, 2010, PPL recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve in conjunction with losses resulting from restructuring in the U.K.  These losses offset tax on a deferred gain from a prior year sale of WPD's supply business.  See Note 5 to the Financial Statements for additional information on income taxes.

(d)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.

Discontinued Operations

Income (Loss) from Discontinued Operations (net of taxes) decreased by $8 million and $13 million for the three and six months ended June 30, 2011, compared with the same periods in 2010.  The decreases are attributable to the presentation of certain non-core generation facilities sold in 2011 as Discontinued Operations.  See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$1,269	$925
Short-term investments (a)		163
	$1,269	$1,088
Short-term debt	$431	$694

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were subsequently purchased by LG&E.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 7 to the Financial Statements for further discussion.

The $344 million increase in PPL's cash and cash equivalents position was primarily the net result of:

•	proceeds of $4.4 billion from the issuance of long-term debt;
•	proceeds of $2.3 billion from the issuance of common stock;
•	cash provided by operating activities of $814 million;
•	proceeds from the sale of certain non-core generation facilities of $381 million;
•	the payment of $5.8 billion for the acquisition of WPD Midlands;
•	capital expenditures of $1.0 billion;
•	a net decrease in short-term debt of $321 million;
•	the payment of $340 million of common stock dividends; and
•	the payment of $72 million of debt issuance and credit facility costs.

PPL's cash provided by operating activities increased $242 million for the six months ended June 30, 2011 compared with the same period in 2010.  The increase reflects cash provided in 2011 by LKE, which was acquired in November 2010, totaling $401 million and the receipt in 2011 of a $170 million federal tax refund (excluding $50 million related to LKE) and a lower estimated annual gross receipts tax payment made in 2011 versus 2010 of $94 million.  These increases were partially offset by changes in counterparty collateral requirements of $356 million and higher defined benefit plan contributions of $48 million (excluding $157 million related to LKE).

Credit Facilities

At June 30, 2011, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

PPL Energy Supply Credit Facilities (a)	$3,200	$250	$177	$2,773
PPL Electric Credit Facilities (b)	350		13	337
LG&E Credit Facility (c)	400			400
KU Credit Facilities (c)(d)	598		198	400
Total Domestic Credit Facilities (e)	$4,548	$250	$388	$3,910

PPL WW Credit Facility	£150	£113	n/a	£37
WPD (South West) Credit Facility	210		n/a	210
WPD (East Midlands) Credit Facility (f)	300		£70	230
WPD (West Midlands) Credit Facility (f)	300		71	229
Total WPD Credit Facilities (g)	£960	£113	£141	£706

(a)
In March 2011, PPL Energy Supply's $300 million Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related $300 million 5-year credit agreement, which also expired in March 2011.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At June 30, 2011, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was limited to $107 million.

In July 2011, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2012.
(c)
In June 2011, LG&E and KU each amended its respective Syndicated Credit Facility such that the fees and the spread to benchmark interest rates for borrowings depend upon the respective company's senior secured long-term debt rating rather than the senior unsecured debt rating.

(d)	In April 2011, KU entered into a new $198 million letter of credit facility that has been used to issue letters of credit to support outstanding tax exempt bonds. The facility matures in April 2014.
(e)	Total borrowings outstanding under PPL's domestic credit facilities decreased on a net basis by $263 million since December 31, 2010.

The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

(f)
In April 2011, following the completion of the acquisition of WPD Midlands, WPD (East Midlands) and WPD (West Midlands) each entered into a £300 million 5-year syndicated credit facility.  Under the facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to make cash borrowings and to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.

(g)
In June 2011, WPD repaid £84 million of short-term debt (which equated to $138 million at the time of repayment) with proceeds received from the issuance of long-term debt.  Although financial information of foreign subsidiaries is recorded on a one-month lag, the repayment of short-term debt is reflected in the financial statements for the quarter ended June 30, 2011.  See "Long-term Debt and Equity Securities" below for further discussion.

At June 30, 2011, the unused capacity of WPD's credit facilities was approximately $1.3 billion.

The commitments under WPD's credit facilities are provided by a diverse bank group, with no one bank providing more than 17% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

2011 Bridge Facility

In March 2011, concurrently, and in connection with entering into the agreement to acquire WPD Midlands, PPL entered into a commitment letter with certain lenders pursuant to which the lenders committed to provide PPL with 364-day unsecured bridge financing of up to £3.6 billion solely to (i) fund the acquisition and (ii) pay certain fees and expenses in connection with the acquisition.  The bridge financing commitment was subsequently syndicated to a group of banks, including the initial commitment lenders.  Upon the syndication of the commitment, in March 2011, PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, entered into the 2011 Bridge Facility.

On April 1, 2011, concurrent with the closing of the WPD Midlands acquisition, PPL Capital Funding borrowed an aggregate of £1.75 billion and PPL WEM borrowed £1.85 billion under the 2011 Bridge Facility.  The borrowings bore interest at approximately 2.62%.  See Note 8 to the Financial Statements for additional information on the acquisition.

In accordance with the terms of the 2011 Bridge Facility, PPL Capital Funding's borrowings of £1.75 billion were repaid with approximately $2.8 billion of proceeds received from PPL's issuance of common stock and 2011 Equity Units in April 2011, as discussed in "Long-term Debt and Equity Securities" below.  Also in April 2011, PPL WEM repaid £650 million of its 2011 Bridge Facility borrowing.  Such repayment was funded primarily with proceeds received from PPL WEM's issuance of senior notes, which is also discussed below.  In May 2011, PPL WEM repaid the remaining £1.2 billion of borrowings outstanding under the 2011 Bridge Facility, primarily with the proceeds from senior notes issued by WPD (East Midlands) and WPD (West Midlands), also discussed below.

In anticipation of the repayment of a portion of the GBP-denominated borrowings under the 2011 Bridge Facility with U.S. dollar-denominated proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of U.S. dollar-denominated senior notes, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  See Note 14 to the Financial Statements for further discussion.

Long-term Debt and Equity Securities

PPL's long-term debt and equity securities activity through June 30, 2011 was:

	Debt		Equity
	Issuances (a)	Retirements	Issuances

PPL Common Stock			$2,328
PPL Capital Funding Junior Subordinated Notes	$978
PPL WEM Senior Unsecured Notes	959
WPD (West Midlands) Senior Unsecured Notes	1,282
WPD (East Midlands) Senior Unsecured Notes	967
WPD (East Midlands) Index-linked Notes (b)	164
Total Cash Flow Impact	$4,350		$2,328
Assumed through consolidation - WPD Midlands acquisition:
WPD (East Midlands) Senior Unsecured Notes (c)	$418
WPD (West Midlands) Senior Unsecured Notes (c)	412
Total Assumed	$830
Net Increase	$5,180

PPL's long-term debt and equity securities activity since June 30, 2011 was:

	Debt		Equity
	Issuances	Retirements	Issuances

PPL Energy Supply Senior Unsecured Notes (d)		$(250)
PPL Electric First Mortgage Bonds (e)	$249	(458)
Total Cash Flow Impact	$249	$(708)
Non-cash Exchanges (f):
LKE Senior Unsecured Notes	$875	$(875)
LG&E First Mortgage Bonds	535	(535)
KU First Mortgage Bonds	1,500	(1,500)
Total Exchanged	$2,910	$(2,910)
Net Decrease	$(459)

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)
Although financial information of foreign subsidiaries is recorded on a one-month lag, the June 2011 issuance of the Index-linked Notes, and the related repayment of £84 million of short-term debt (which equated to $138 million at the time of repayment), are reflected in the financial statements for the quarter ended June 30, 2011 due to the materiality of the issuance of the Index-linked Notes.

(c)
Reflects fair value adjustments resulting from the preliminary purchase price allocation.  The principal amount of each issuance is £250 million, which equated to approximately $400 million at the time of closing.

(d)	Senior unsecured notes were redeemed at par prior to their 2046 maturity date.
(e)	Retirement reflects amount paid to redeem $400 million aggregate principal amount of first mortgage bonds prior to their 2013 maturity date.
(f)
In April 2011, LKE, LG&E and KU each filed a 2011 Registration Statement with the SEC related to offers to exchange securities issued in November 2010 in transactions not registered under the Securities Act of 1933 with similar but registered securities.  The 2011 Registration Statements became effective in June 2011 and the exchanges were completed in July 2011, with substantially all securities being exchanged.

At June 30, 2011, LKE's tax-exempt revenue bonds that are in the form of auction rate securities and total $231 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the six months ended June 30, 2011, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.31%.

In July 2011, PPL Electric entered into a supplemental indenture that contains prospective amendments to its 2001 Mortgage Indenture, including amendments to reduce the amount of first mortgage bonds issuable on the basis of property additions from 100% of the cost or fair value (whichever is less, as determined in accordance with the terms of the indenture) of such property additions to 66-2/3% of such cost or fair value.  PPL Electric expects the amendments to become effective in the third quarter of 2011.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Common Stock Dividends

In May 2011, PPL declared its quarterly common stock dividend, payable July 1, 2011, at 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

In prior periodic reports, PPL described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL's ratings, but without stating what ratings have been assigned to PPL or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL and its subsidiaries and their respective securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of the then-pending acquisition of WPD Midlands in March 2011, the rating agencies took the following actions:

Moody's affirmed all of the ratings for PPL and all of its rated subsidiaries.

S&P revised the outlook for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, LKE, LG&E, KU, PPL WW, WPD (South West) and WPD (South Wales), affirmed the issuer and senior unsecured ratings of PPL WW, and lowered the following ratings:

•	the issuer rating of PPL;
•	the senior unsecured and junior subordinated ratings of PPL Capital Funding;
•	the issuer and senior unsecured ratings of PPL Energy Supply;
•	the issuer, senior secured, preference stock, and commercial paper ratings of PPL Electric;
•	the issuer and senior unsecured ratings of LKE;
•	the issuer, senior secured ratings, and short-term ratings of LG&E;
•	the issuer, senior secured ratings, and short-term ratings of KU;
•	the issuer and senior unsecured ratings of WPD (South West); and
•	the issuer and senior unsecured ratings of WPD (South Wales).

Fitch affirmed all of the ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

In April 2011, Moody's and S&P took the following actions following the completion of the acquisition of WPD Midlands.

Moody's:
•	lowered the issuer and senior unsecured debt ratings of WPD (East Midlands) and WPD (West Midlands);
•	affirmed the short-term issuer rating of WPD (East Midlands); and
•	assigned a senior unsecured rating and an outlook to PPL WEM.

S&P:
•	lowered the issuer and senior unsecured debt ratings of WPD (East Midlands) and WPD (West Midlands);
•	assigned issuer ratings to PPL WEM;
•	raised the issuer rating of PPL WW;
•	revised the outlook for PPL and all of its rated subsidiaries;
•	raised the short-term ratings of LG&E, KU, WPD (East Midlands), WPD (West Midlands), PPL WEM, PPL WW, WPD (South West), WPD (South Wales) and PPL Electric; and

•	affirmed all of the long-term ratings for PPL and its rated subsidiaries.

In May 2011, S&P downgraded the long-term rating of four series of pollution control bonds issued on behalf of KU by one notch in connection with the substitution of the letters of credit enhancing these four bonds.

Also in May 2011, Fitch affirmed its rating and maintained its outlook for PPL Montana's Pass Through Certificates due 2020.

In July 2011, S&P upgraded the senior secured rating for PPL Electric's first mortgage bonds following the execution of a supplemental indenture that provides for prospective amendments to PPL Electric's 2001 Mortgage Indenture, as discussed in "Long-term Debt and Equity Securities" above.

The Economic Stimulus Package

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide a grant for one-half of a $38 million smart grid project.  The project involves installing and using smart grid technology to strengthen reliability, save energy and improve electric service for approximately 60,000 Harrisburg, Pennsylvania-area customers.  It is expected to provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the project is progressing on schedule, and PPL Electric is receiving reimbursements under the grant for costs incurred.  The project is scheduled to be completed by the end of September 2012.

Ratings Triggers

PPL and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions requiring PPL and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if PPL's or the subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2011.  At June 30, 2011, if PPL's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that PPL would have been required to post as additional collateral to counterparties was $490 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The table below shows PPL's capital expenditure projections at June 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a) (b)
Generating facilities	$778	$640	$553	$360	$492
Transmission and distribution facilities	1,490	1,925	2,248	2,215	2,071
Environmental (c)	230	764	1,239	1,212	888
Other	157	173	133	122	138
Total Construction Expenditures	2,655	3,502	4,173	3,909	3,589
Nuclear fuel	152	159	161	158	160
Total Capital Expenditures	$2,807	$3,661	$4,334	$4,067	$3,749

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $320 million for the years 2011 through 2015.
(b)	Includes expenditures for certain intangible assets.
(c)
Includes $709 million of LKE's currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  LKE expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

PPL's capital expenditure projections for the years 2011 through 2015 total approximately $18.6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL's 2010 Form 10-K for changes in estimates for LKE's environmental projects related to new and anticipated EPA compliance standards (actual costs may be significantly lower or higher depending on the final requirements; certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism) and expenditures to be made by the newly acquired WPD Midlands.  See Note 8 to the Financial Statements for information on PPL's April 2011 acquisition of WPD Midlands.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2010 Form 10-K.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about PPL's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at June 30, 2011 and December 31, 2010 was a net liability of $237 million and $391 million.  See Note 14 to the Financial Statements for additional information on economic activity.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the change in net fair value of PPL's non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$997	$1,726	$947	$1,280
Contracts realized or otherwise settled during the period	(85)	(108)	(128)	(234)
Fair value of new contracts entered into during the period	31	(11)	15	7
Changes in fair value attributable to changes in valuation techniques (a)		(23)		(23)
Other changes in fair value	(49)	(281)	60	273
Fair value of contracts outstanding at the end of the period	$894	$1,303	$894	$1,303

(a)
In June 2010, PPL received market bids for certain full-requirement sales contracts that were monetized in early July.  See Note 14 to the Financial Statements for additional information.  At June 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at June 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$442	$415	$11		$868
Prices based on significant unobservable inputs	5	(23)	13	$31	26
Fair value of contracts outstanding at the end of the period	$447	$392	$24	$31	$894

PPL sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$7	$2	$4	$(6)
Contracts realized or otherwise settled during the period	1	4	3
Fair value of new contracts entered into during the period	5	2	8	2
Other changes in fair value	2	(4)		8
Fair value of contracts outstanding at the end of the period	$15	$4	$15	$4

Unrealized gains of approximately $6 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$6	$7	$2		$15
Fair value of contracts outstanding at the end of the period	$6	$7	$2		$15

VaR Models

A VaR model is utilized to measure commodity price risk in domestic gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the period was as follows.

	Trading VaR		Non-Trading VaR
	Six Months	Twelve Months	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$7	$5
Average for the Period	2	4	5	7
High	4	9	7	12
Low	1	1	5	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2011.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2011, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at June 30, 2011 would increase the fair value of its debt portfolio by $629 million.

At June 30, 2011, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$350	$(16)	$(15)
Cross-currency swaps (d)	1,262	4	(193)
Fair value hedges
Interest rate swaps (e)	349	11	(1)
Economic hedges
Interest rate swaps (f)	179	(36)	(5)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

(d)
PPL WEM, through PPL, and PPL WW use cross-currency swaps to hedge the interest payments and principal of their U.S. dollar-denominated senior notes with maturity dates ranging from May 2016 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.

(e)
PPL utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  Sensitivities represent a 10% adverse movement in interest rates.

(f)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such economic hedges are recorded in regulatory assets and liabilities.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including the risk associated with translating earnings and dividends for the U.K. affiliates, firm commitments, recognized assets or liabilities, other anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

At June 30, 2011, PPL had the following foreign currency hedges outstanding:

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£10		$(2)
Economic hedges
Earnings translation (c)	188	$4	(22)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at June 30, 2011, have termination dates ranging from July 2011 through December 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At June 30, 2011, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2011, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $46 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2010 Form 10-K for additional information.

Foreign Currency Translation

During 2011 and 2010, the GBP fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation gain of $162 million for the six months ended June 30, 2011, which primarily reflected a $336 million increase to PP&E offset by an increase of $174 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation loss of $164 million for the six months ended June 30, 2010, which primarily reflected a $422 million reduction to PP&E offset by a reduction of $258 million to net liabilities.  These adjustments, net of tax, resulting from translation are recorded in AOCI.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply, PPL Electric, LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL.  See Note 11 to the Financial Statements for additional information on related party transactions between PPL affiliates.

Acquisitions, Development and Divestitures

PPL continuously evaluates potential acquisitions, divestitures and development projects as opportunities arise or are identified.  Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

In April 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of WPD Midlands.  See Note 8 to the Financial Statements for additional information.

See Notes 1 and 10 to the Financial Statements in PPL's 2010 Form 10-K for information on PPL's November 2010 acquisition of LKE.

With limited exceptions LKE took care, custody and control of TC2 in January 2011, and has dispatched the unit to meet customer demand since that date.  TC2 is a new 760 MW capacity base-load, coal-fired unit that is jointly owned by LG&E and KU (combined 75% interest), and the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25% interest).  See Note 10 to the Financial Statements for additional information.

Environmental Matters

Protection of the environment is a priority for PPL and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to PPL's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc., and may impact the costs for their products or their demand for PPL's services.  See "Overview" and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL's 2010 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2010 Form 10-K for a discussion of each critical accounting policy.

Following is an update to the critical accounting policies disclosed in PPL's 2010 Form 10-K.

Business Combinations - Purchase Price Allocation

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands).  In accordance with accounting guidance on business combinations, the identifiable assets acquired and the liabilities assumed must be measured at fair value at the acquisition date.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The excess of the purchase price over the estimated fair value of the identifiable net assets is recorded as goodwill.

The determination and allocation of fair value to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on key assumptions of the acquisition, and historical and current market data.  The most significant variables in these valuations are the discount rates, the number of years on which to base cash flow projections, as well as the assumptions and estimates used to determine cash inflows and outflows.

As noted in Note 8 to the Financial Statements, the purchase price allocation is preliminary and could change materially in subsequent periods.  The preliminary purchase price allocation was based on PPL's best estimates using information obtained as of the reporting date.  Any changes to the purchase price allocation during the measurement period, which can extend up to one year from the date of acquisition, that result in material changes to the consolidated financial results will be adjusted retrospectively.  The final purchase price allocation is expected to be completed before the end of 2011.  The items pending finalization include, but are not limited to, the valuation of PP&E, intangible assets including goodwill, defined benefit plans, certain liabilities and income tax related matters.

The fair value of the majority of PP&E and easements (classified within "Other intangibles" on the Balance Sheet) was determined utilizing a discounted cash flow approach and corroborated by the RAV, which is a measure of the unrecovered value of the regulated network business in the U.K.  For purposes of measuring the fair value of the majority of PP&E and easements, PPL determined that fair value should approximate the RAV at the acquisition date because WPD Midlands' operations are conducted in a regulated environment and the regulator allows for earning a rate of return on and recovery of RAV at rates determined to be fair and reasonable.  As there is no current prospect for deregulation in WPD Midlands' operating territory, it is expected that these operations will remain in a regulated environment for the foreseeable future; therefore, management has concluded that the use of these assets in the regulatory environment represents their highest and best use and a market participant would measure the fair value of these assets using the regulatory rate of return as the discount rate, thus resulting in fair value approximately equal to the RAV.  The amounts recorded for PP&E and easements are based on estimates and will be updated upon the finalization of the valuation work.

Preliminary goodwill related to the acquisition of $2.3 billion was assigned to the International Regulated segment.  The goodwill reflects the expected continued growth of a rate-regulated business with a defined service territory operating under a regulatory framework, expected cost savings, efficiencies and other benefits resulting from contiguous service territories with WPD (South West) and WPD (South Wales) and the ability to leverage WPD (South West) and (South Wales)'s existing management team's high level of performance both in capital cost efficiency and customer service.

See Note 8 to the Financial Statements for additional information regarding the acquisition.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's Form 8-K dated June 24, 2011 and 2010 Form 10-K.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of PPL Energy Supply's business strategy, financial and operational highlights and key legal and regulatory matters.

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Energy Supply's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.

Through December 31, 2010, PPL Energy Supply had two reportable segments - International Regulated and Supply.  However, in January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its direct parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  The distribution separated the U.S. based competitive energy marketing and supply business from the U.K. based regulated electricity distribution business.  As a result, effective January 1, 2011, PPL Energy Supply operates in a single business segment.  The 2010 operating results of the International Regulated segment have been reclassified to "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.  See Note 8 to the Financial Statements for additional information on the January 2011 distribution.

Business Strategy

PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its unregulated generation and marketing portfolio by matching energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

To manage financing costs and access to credit markets, a key objective of PPL Energy Supply's business is to maintain a strong credit profile.  PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position.  In addition, PPL Energy Supply has adopted financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Highlights

Net Income

Net income for the three and six months ended June 30, 2011 was $89 million and $303 million compared to $86 million and $286 million for the same periods in 2010.  This represents a 3% and 6% increase over 2010.  These increases reflect the following after-tax impacts:

	Three Months	Six Months

Net unrealized gains on energy-related economic activity	$51	$133
2010 net losses related to the monetization of certain full-requirement sales contracts	36	36
Recovery from the litigation settlement recorded in 2011 related to spent nuclear fuel storage	29	29
Impact of Susquehanna station turbine blade replacement outages	(60)	(60)
Results of PPL Global no longer being consolidated within PPL Energy Supply	(53)	(121)
	$3	$17

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Susquehanna Turbine Blade Replacement

In April 2011, during the PPL Susquehanna Unit 2 scheduled refueling and generation uprate outage, a planned inspection of the Unit 2 turbine revealed cracks in certain of its low pressure turbine blades.  Replacement of these blades was required, but was not anticipated as part of the original scope of this outage.  The necessary replacement work extended the Unit 2 outage by six weeks.  As a precaution, PPL Susquehanna also took Unit 1 out of service in mid-May to inspect the turbine blades in that unit.  This inspection revealed cracks in blades similar to those found in Unit 2.  The duration of the Unit 1 outage, in which turbine blades were replaced, was also about six weeks.  PPL Susquehanna currently estimates the after-tax earnings impact, including reduced energy-sales margins and repair expense for both units to be between $60 million and $65 million.  The majority of these costs were incurred during the second quarter of 2011.

Legal and Regulatory Matters

Federal

Cross State Air Pollution Rule

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to PPL Energy Supply's plants in Pennsylvania.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  PPL Energy Supply's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR starting in 2015.  For the initial phase of the rule beginning in 2012, PPL Energy Supply's sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, for the second phase beginning in 2014, PPL Energy Supply will likely have to modify operations of its generation fleet.  With respect to nitrogen oxide emissions, the CSAPR provides a slightly higher amount of allowances for PPL Energy Supply's Pennsylvania plants, but still less than their current forecasted emissions.  With uncertainty surrounding the trading program other compliance options are being analyzed for the Pennsylvania fleet, such as the installation of new technology or modifications of plant operations.  Additionally, PPL Energy Supply's plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  PPL Energy Supply anticipates that upgraded or new scrubbers, may be required at one or more of its plants or retirements of certain units may be undertaken to achieve compliance with new sulfur dioxide standards.  If additional reductions were to be required, the economic impact to PPL Energy Supply could be significant.  See Note 10 to the Financial Statements for additional information on the CSAPR.

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  Under the settlement agreement, PPL Susquehanna received approximately $50 million for its share of claims to recover its costs to store spent nuclear fuel at the Susquehanna station through September 2009 and will be eligible to receive payment of annual claims for allowed costs that are incurred thereafter through the December 2013 termination of the settlement agreement.  See Note 10 to the Financial Statements for additional information.

Montana Hydroelectric Litigation

In June 2011, the U.S. Supreme Court granted PPL Montana's petition to review the March 2010 Montana Supreme Court decision substantially affirming the June 2008 Montana District Court decision to award the State of Montana retroactive compensation for PPL Montana's hydroelectric facilities' use and occupancy of certain riverbeds in Montana.  The matter will be briefed on its merits, with oral argument likely to occur in late November or early December 2011 and a decision is likely to be rendered by the Court by June 30, 2012.  The stay of judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana to cover the anticipated period of the proceeding before the U.S. Supreme Court.  See Note 10 to the Financial Statements for additional information.

Results of Operations

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change

Operating revenues	$997	$835	19	$2,366	$2,929	(19)
Fuel	208	258	(19)	468	488	(4)
Energy Purchases	118	85	39	415	1,249	(67)
Other Operation and maintenance	288	254	13	533	552	(3)
Depreciation	60	60		119	117	2
Taxes, other than income	16	11	45	32	22	45
Energy-related business	112	93	20	220	174	26
Total operating expenses	802	761	5	1,787	2,602	(31)
Other Income (Expense) - net	4	5	(20)	18	11	64
Other-Than-Temporary Impairments		3	(100)	1	3	(67)
Interest Income from Affiliates	1	2	(50)	4	2	100
Interest Expense	51	49	4	98	102	(4)
Income Taxes	59	3	1,867	201	85	136
Income (Loss) from Discontinued Operations	(1)	60	(102)	2	136	(99)
Net Income	$89	$86	3	$303	$286	6
The changes in the components of Net Income between the periods ended June 30, 2011 and 2010 were primarily due to the following factors.  PPL Energy Supply's results are adjusted for several items that management considers special.  See additional detail of these items in the table below.

	Three Months	Six Months

U.S. non-trading margins	$(128)	$(200)
Other operation and maintenance	(38)	(35)
Other Income (Expense) - net	(2)	5
Income taxes	66	86
Other	(4)	(2)
Income (loss) from discontinued operations - Domestic (a)	5	9
Income (loss) from discontinued operations - International	(53)	(121)
Special items, after-tax	157	275
Total	$3	$17

(a)	Excludes special items and certain revenues and expenses included in margins.

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance expense for the three-month period was primarily due to the timing and increased costs of the PPL Susquehanna refueling outage of $36 million, $9 million from the dual-unit turbine blade replacement outages and $5 million from higher payroll costs at PPL Susquehanna, partially offset by $19 million in lower other operation and maintenance expense at eastern fossil/hydro facilities mainly due to the timing of the Montour planned maintenance outage.

Higher other operation and maintenance expense for the six-month period was primarily due to increased costs of the PPL Susquehanna refueling outage of $10 million, $9 million from the dual-unit turbine blade replacement outages and $8 million from higher payroll costs at PPL Susquehanna.

•	Higher other income (expense) - net for the six-month period was primarily due to $5 million of higher realized earnings on the NDT funds in 2011.

•
Lower income taxes for both periods due to the impact of lower pre-tax book income of $74 million and $94 million for the three and six-month periods, partially offset by an $8 million and $12 million decrease in the domestic manufacturing deduction tax benefit for the three and six month periods resulting from the impact of bonus tax depreciation.  The six-month period was also offset by $6 million in state NOL valuation allowance adjustments related to the impact of 100% bonus depreciation on future projected PA taxable income.

•	Income (loss) from discontinued operations - International, represents the results of PPL Global which was distributed to PPL Energy Supply's parent, PPL Energy Funding in January 2011.

The following after-tax amounts, which management considers special items, also impacted PPL Energy Supply's earnings for the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2011	2010	2011	2010
Special Items, net of tax benefit (expense):
Adjusted energy-related economic activity, net, net of tax of $2, $39, ($10), $84	(a)	$(3)	$(54)	$14	$(119)
Sales of assets:
Sundance indemnification, net of tax of $0, $0, $0, $0	Other Income (Expense)		1		1
Non-core generation facilities, net of tax of $1, $0, $0, $0 (Note 8)	Discontinued Operations	(2)		(3)
Impairments:
Emission allowances, net of tax of $0, $3, $1, $5 (Note 13)	Other O&M		(5)	(1)	(7)
Renewable energy credits, net of tax of $0, $0, $2, $0 (Note 13)	Other O&M			(2)
Adjustments - NDT investments, net of tax of $0, $0, ($1), $0 (b)	Other Income (Expense)			1
LKE acquisition-related costs:
Monetization of certain full-requirement sales contracts, net of tax of
$0, $52, $0, $52	(c)		(75)		(75)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $1, $21	(d)	(1)	(1)	(1)	(33)
Health care reform - tax impact (e)	Income Taxes				(5)
Litigation settlement - spent nuclear fuel storage, net of tax of ($21), $0
($21), $0 (f)	Fuel	29		29
Total		$23	$(134)	$37	$(238)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents the reversal of previous other-than-temporary impairment charges when securities previously impaired were sold.
(c)
See "Monetization of Certain Full-Requirement Sale Contracts" in Note 14 to the Financial Statements.  For the three and six months ended June 30, 2010, $193 million, pre-tax was recorded to "Wholesale energy marketing" and $320 million, pre-tax was recorded to "Energy purchases" on the Statements of Income.

(d)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total related to years prior to 2010 was $54 million. Of this total charge $49 million, pre-tax, was recorded to "Other operation and maintenance" and $7 million, pre-tax, was recorded to "Interest Expense" on the Statements of Income. The charges recorded for the three and six months ended June 30, 2011 and the three months ended June 30, 2010 were recorded to "Interest Expense" on the Statements of Income.

(e)
Represents income tax expense recorded as a result of the provisions within Health Care Reform which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.

(f)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  Under the settlement agreement, PPL Susquehanna received $50 million, pre-tax, for claims to recover its costs to store spent nuclear fuel at the Susquehanna station through September 2009.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net" for the periods ended June 30.

	Three Months		Six Months
	2011	2010	2011	2010
Operating Revenues
Unregulated retail electric and gas	$1	$(2)	$5	$8
Wholesale energy marketing	(44)	(666)	13	(242)
Operating Expenses
Fuel	(11)	(8)	12	(3)
Energy Purchases	109	445	127	(118)
Energy-related economic activity (a)	55	(231)	157	(355)
Option premiums (b)	6	11	11	25
Adjusted energy-related economic activity	61	(220)	168	(330)
Less: Unrealized economic activity associated with the monetization of
certain full-requirement sales contracts (c)		(127)		(127)
Less: Economic activity now realized, associated with the monetization of
certain full-requirement sales contracts in 2010	66		144
Adjusted energy-related economic activity, net, pre-tax	$(5)	$(93)	$24	$(203)

Adjusted energy-related economic activity, net, after-tax	$(3)	$(54)	$14	$(119)

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax gains for the three months ended June 30, 2011 and 2010 were $3 million and $6 million, and $6 million and $14 million for the six months ended June 30, 2011 and 2010.  Option premiums are recorded in Wholesale energy marketing - realized and Energy purchases - realized on the Statements of Income.

(c)
See "Commodity Price Risk – (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.  This item includes the $60 million loss ($36 million after tax) referenced in Note 14 to the Financial Statements associated with full-requirement sales contracts that have been monetized.  Also included in this item is a net loss of $67 million ($39 million after tax) on economic activity related to these full-requirement sales contracts.  Such amount was previously reflected in "Adjusted energy-related economic activity, net."

Outlook

Excluding special items, earnings are expected to be lower in 2011, compared with 2010, driven by lower energy margins resulting from lower Eastern energy and capacity prices, higher average fuels costs and the turbine blade replacement outages at PPL Susquehanna's nuclear plant, as well as higher income taxes and higher operation and maintenance expense.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in the 2010 Form 10-K for PPL Energy Supply for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues, which include operating revenues associated with certain PPL Energy Supply businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income", and operating expenses associated with certain PPL Energy Supply businesses that are classified as discontinued operations.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  In addition, PPL Energy Supply excludes from "Unregulated Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  PPL Energy Supply's management also uses "Unregulated Gross Energy Margins" in measuring certain PPL corporate performance goals used in determining variable compensation.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Energy Supply's operations, analyze actual results compared to budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply for the periods ended June 30.

	2011 Three Months				2010 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$716	$16	(c)	$732	$1,219	$12	(c)	$1,231
Unrealized economic activity		(44)	(c)	(44)		(666)	(c)	(666)
Wholesale energy marketing
to affiliate	4			4	64			64
Unregulated retail electric and gas	180	1		181	103	(2)		101
Net energy trading margins	10			10	5			5
Energy-related businesses		114		114		100		100
Total Operating Revenues	910	87		997	1,391	(556)		835

Operating Expenses
Fuel	250	(42)	(d)	208	252	6		258
Energy purchases
Realized	150	76	(e)	226	529	1	(e)	530
Unrealized economic activity		(109)	(e)	(109)		(445)	(e)	(445)
Energy purchases from affiliate	1			1
Other operation and maintenance	9	279		288	6	248		254
Depreciation		60		60		60		60
Taxes, other than income	7	9		16	4	7		11
Energy-related businesses		112		112		93		93
Total Operating Expenses	417	385		802	791	(30)		761
Discontinued Operations					21	(21)	(f)
Total	$493	$(298)		$195	$621	$(547)		$74

	2011 Six Months				2010 Six Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$1,738	$32	(c)	$1,770	$2,565	$25	(c)	$2,590
Unrealized economic activity		13	(c)	13		(242)	(c)	(242)
Wholesale energy marketing
to affiliate	10			10	179			179
Unregulated retail electric and gas	323	5		328	197	8		205
Net energy trading margins	21			21	16			16
Energy-related businesses		224		224		181		181
Total Operating Revenues	2,092	274		2,366	2,957	(28)		2,929

Operating Expenses
Fuel	534	(66)	(d)	468	489	(1)		488
Energy purchases
Realized	377	163	(e)	540	1,130		(e)	1,130
Unrealized economic activity		(127)	(e)	(127)		118	(e)	118
Energy purchases from affiliate	2			2	1			1
Other operation and maintenance	13	520		533	13	539		552
Depreciation		119		119		117		117
Taxes, other than income	14	18		32	6	16		22
Energy-related businesses		220		220		174		174
Total Operating Expenses	940	847		1,787	1,639	963		2,602
Discontinued Operations	12	(12)	(f)		46	(46)	(f)
Total	$1,164	$(585)		$579	$1,364	$(1,037)		$327

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statement of Income.
(c)
Represents revenue associated with energy-related economic activity.  This activity is described in the "Commodity Price Risk (Non-trading) - Economic Activity" section of Note 14 to the Financial Statements.  The three and six months ended June 30, 2011 includes a pre-tax gain of $6 million and $12 million related to the amortization of option premiums and a pre-tax gain of $10 million and $20 million related to the monetization of certain full-requirement sales contracts.  In addition, the three and six months ended June 30, 2010 includes a pre-tax gain of $12 million and $25 million related to the amortization of option premiums.

(d)	Primarily relates to the $50 million spent nuclear fuel litigation settlement and economic activity related to fuel.
(e)
Represents expenses associated with energy-related economic activity.  This activity is described in the "Commodity Price Risk (Non-trading) - Economic Activity" section of Note 14 to the Financial Statements.  The six months ended June 30, 2011 includes a pre-tax loss of $1 million related to the amortization of option premiums and the three and six months ended June 30, 2011 includes a pre-tax loss of $76 million and $164 million related to the monetization of certain full-requirement sales contracts.  In addition the three months ended June 30, 2010 includes a pre-tax loss of $1 million related to the amortization of option premiums.

(f)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

Unregulated Gross Energy Margins are generated through PPL Energy Supply's competitive non-trading and trading activities.  PPL Energy Supply's non-trading energy business is managed on a geographic basis that is aligned with its generation fleet.  The following table shows PPL Energy Supply's non-GAAP financial measure, Unregulated Gross Energy Margins, for the periods ended June 30, as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Six Months
	2011	2010	Change	2011	2010	Change

Non-trading
Eastern U.S.	$395	$528	$(133)	$972	$1,177	$(205)
Western U.S.	88	88		171	171
Net energy trading	10	5	5	21	16	5
Total	$493	$621	$(128)	$1,164	$1,364	$(200)

Eastern U.S. results were lower during the three and six months ended June 30, 2011, compared with the same period in 2010, as a result of lower margins on baseload units, primarily due to the timing of the planned refueling and up-rate outage and the unplanned turbine blade replacement outages at the Susquehanna nuclear plant of $91 million and $58 million, lower pricing (including lower PJM basis and FTR values) of $42 million and $94 million, higher supply costs from the generation fleet of $10 million and $15 million and lower margins on intermediate and peaking units driven by the assets sold in the first quarter of 2011 of $14 million and $16 million.  Partially offsetting the decrease were higher margins from the full-

requirement sales contracts of $33 million and $51 million.  In addition, the unfavorable variance for the six months ended June 30, 2011, included gains of $27 million related to the monetization of certain full-requirement sales contracts in 2010 that rebalanced the business and portfolio.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Montana hydroelectric litigation (a)		$(47)
Susquehanna nuclear plant costs (b)	$49	28
Outage and other costs at fossil/hydroelectric plants (c)	(16)	2
Impacts from emission allowances	(7)	(10)
Gain on disposition of RECs	4	8
Other	4
Total	$34	$(19)

(a)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total charge recorded to other operation and maintenance totaled $49 million.  See Note 10 for additional information.

(b)
Both periods were $9 million higher due to the 2011 dual-unit turbine blade replacement outage at the Susquehanna nuclear plant.  The three-month period was $36 million higher due to the timing and increased cost of the refueling outage.  The six-month period was $10 million higher due to an increase in costs related to the refueling outage.

(c)	The decrease for the three-month period includes $19 million related to the timing of maintenance outages.

Taxes, Other Than Income

Taxes, other than income increased by $5 million and $10 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to higher Pennsylvania gross receipts tax expense due to an increase in electricity revenues at PPL EnergyPlus as customers continue to select alternative suppliers in 2011.  This tax is included in "Unregulated Gross Energy Margins" above.

Other Income (Expense) - net

The $7 million increase in other income (expense) - net for the six months ended June 30, 2011 compared with the same period in 2010 was primarily attributable to an increase of $7 million of earnings on securities in the NDT funds.

Interest Expense

Changes in interest expense for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Capitalized interest	$(4)	$(8)
Montana hydroelectric litigation (a)		(6)
Long-term debt interest expense	3	4
Interest on short-term debt	3	6
Total	$2	$(4)

(a)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.

Income Taxes

Changes in income taxes for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Higher pre-tax book income	$48	$108
State valuation allowance adjustments		6
Domestic manufacturing deduction (a)	8	12
Health Care Reform		(5)
Other		(5)
Total	$56	$116

(a)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated income tax benefit related to the domestic manufacturing deduction in 2011.  See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

Income (Loss) from Discontinued Operations (net of taxes) decreased by $61 million and $134 million for the three and six months ended June 30, 2011, compared with the same periods in 2010.  The decreases were primarily due to the presentation of PPL Global as Discontinued Operations as a result of the January 2011 distribution by PPL Energy Supply of its membership interest in PPL Global to its parent, PPL Energy Funding.   In 2011, the results of PPL Global are no longer consolidated within PPL Energy Supply.  See "Discontinued Operations" in Note 8 to the Financial Statements for additional information on the distribution, as well as information on the sale of certain non-core generation facilities in 2011.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$422	$661
Short-term debt	$250	$531

The $239 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	a distribution of $325 million of cash included in the net assets of PPL Global distributed to member;
•	capital expenditures of $324 million;
•	a net decrease in short-term debt of $100 million (excluding short-term debt of PPL Global that existed at December 31, 2010;
•	a net increase in note receivables from affiliates of $37 million;
•	proceeds of $381 million from the sale of certain non-core generation facilities; and
•	cash provided by operating activities of $188 million.

PPL Energy Supply's cash provided by operating activities decreased by $414 million for the six months ended June 30, 2011, compared with the same period in 2010, primarily due to changes in counterparty collateral requirements of $356 million and increased domestic defined benefit plan contributions of $85 million (excluding the impact of WPD's 2010 contributions).  These decreases were partially offset by the receipt in 2011 of a federal income tax refund of $71 million.

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  PPL Global's impact on cash provided by operating activities for the six months ended June 30, 2010 was not material.  See Note 8 to the Financial Statements for additional information on the distribution.

Credit Facilities

At June 30, 2011, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

Syndicated Credit Facility (a)	$3,000	$250	$122	$2,628
Letter of Credit Facility	200	n/a	55	145
Total PPL Energy Supply Credit Facilities (b)	$3,200	$250	$177	$2,773

(a)	Outstanding borrowings under this facility decreased on a net basis by $100 million since December 31, 2010.
(b)
In March 2011, PPL Energy Supply's $300 million Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related $300 million 5-year credit agreement, which also expired in March 2011.

The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Long-term Debt Securities

In July 2011, PPL Energy Supply redeemed at par the entire $250 million aggregate principal amount of its 7.00% Senior Notes due 2046.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL Energy Supply and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

In prior periodic reports, PPL Energy Supply described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Energy Supply is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Energy Supply's ratings, but without stating what ratings have been assigned to PPL Energy Supply or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL Energy Supply and its subsidiaries and their respective securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of PPL's then-pending acquisition of WPD Midlands in March 2011, the rating agencies took the following actions:

•	Moody's affirmed its ratings for PPL Energy Supply;
•	S&P revised the outlook and lowered the issuer and senior unsecured ratings of PPL Energy Supply; and
•	Fitch affirmed its ratings for PPL Energy Supply.

In April 2011, following the completion of PPL's acquisition of WPD Midlands, S&P revised the outlook and affirmed its ratings for PPL Energy Supply.

In May 2011, Fitch affirmed its rating and maintained its outlook for PPL Montana's Pass Through Certificates due 2020.

Ratings Triggers

PPL Energy Supply and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions requiring PPL Energy Supply and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if PPL Energy Supply or its subsidiaries' credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2011.  At June 30, 2011, if PPL Energy Supply's or its subsidiaries' credit rating had been below investment grade, the maximum amount that PPL Energy Supply would have been required to post as additional collateral to counterparties was $359 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Form 8-K dated June 24, 2011.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about PPL Energy Supply's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at June 30, 2011 and December 31, 2010 was a net liability of $235 million and $389 million.  See Note 14 to the Financial Statements for additional information on economic activity.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the changes in net fair value of PPL Energy Supply's non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$998	$1,726	$958	$1,280
Contracts realized or otherwise settled during the period	(83)	(108)	(135)	(234)
Fair value of new contracts entered into during the period	32	(11)	15	7
Changes in fair value attributable to changes in valuation techniques (a)		(23)		(23)
Other changes in fair value	(51)	(281)	58	273
Fair value of contracts outstanding at the end of the period	$896	$1,303	$896	$1,303

(a)
In June 2010, PPL received market bids for certain full-requirement sales contracts that were monetized in early July.  See Note 14 to the Financial Statements for additional information.  At June 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at June 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments
Prices based on significant other observable inputs	$444	$415	$11		$870
Prices based on significant unobservable inputs	5	(23)	13	$31	26
Fair value of contracts outstanding at the end of the period	$449	$392	$24	$31	$896

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$7	$2	$4	$(6)
Contracts realized or otherwise settled during the period	1	4	3
Fair value of new contracts entered into during the period	5	2	8	2
Other changes in fair value	2	(4)		8
Fair value of contracts outstanding at the end of the period	$15	$4	$15	$4

Unrealized gains of approximately $6 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$6	$7	$2		$15
Fair value of contracts outstanding at the end of the period	$6	$7	$2		$15

VaR Models

A VaR model is utilized to measure commodity price risk in domestic gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the period was as follows.

	Trading VaR		Non-Trading VaR
	Six Months	Twelve Months	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$7	$5
Average for the Period	2	4	5	7
High	4	9	7	12
Low	1	1	5	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2011.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at June 30, 2011.

At June 30, 2011, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at June 30, 2011 would increase the fair value of its debt portfolio by $41 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At June 30, 2011, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2011, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $46 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's Form 8-K dated June 24, 2011 for additional information.

Foreign Currency Translation

As noted previously, in January 2011, PPL Energy Supply distributed its interest in PPL Global to its parent, PPL Energy Funding.  As a result, PPL Energy Supply no longer consolidates any foreign subsidiaries and has no foreign currency translation component within AOCI.  In 2010, the British pound sterling weakened in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $164 million for the six months ended June 30, 2010, which primarily reflected a $422 million reduction to PP&E offset by a reduction of $258 million to net liabilities.  These adjustments, net of tax, resulting from translation are recorded in AOCI.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.  See Note 11 to the Financial Statements for additional information on related party transactions between PPL Energy Supply and affiliates.

Acquisitions, Development and Divestitures

PPL Energy Supply continuously evaluates potential acquisitions, divestitures and development projects as opportunities arise or are identified.  Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities.

Environmental Matters

Protection of the environment is a priority for PPL Energy Supply and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or their demand for PPL Energy Supply's services.  See "Overview" and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2010 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Form 8-K dated June 24, 2011 for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2010 Form 10-K.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of PPL Electric's business strategy, financial and operational highlights, and key regulatory matters.

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service territory and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

Business Strategy

PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the most efficient cost while maintaining high quality customer service and reliability.  PPL Electric anticipates that it will have significant capital expenditure requirements in the future.  In order to manage financing costs and access to credit markets, a key objective for PPL Electric's business is to maintain a strong credit profile.  PPL Electric continually focuses on maintaining an appropriate capital structure and liquidity position.

Timely recovery of costs applicable to the replacement of aging distribution assets is required in order to maintain strong cash flows and a strong credit profile.  Traditionally, such cost recovery would be pursued through periodic base rate case proceedings with the PUC.  As such costs continue to increase, more frequent rate case proceedings may be required or an alternative rate making process would need to be implemented in order to achieve more timely recovery.

Transmission costs are recovered through a FERC Formula Rate mechanism which is updated annually for costs incurred and assets placed in service.  Accordingly, increased costs including the replacement of aging transmission assets and the PJM-approved Regional Transmission Line Expansion Plan are recovered on a timely basis.

Financial and Operational Highlights

Net Income Available to PPL Corporation

Net Income Available to PPL Corporation for the three and six months ended June 30, 2011 was $36 million and $88 million compared to $16 million and $53 million for the same periods in 2010.  This represents a 125% and 66% increase over 2010.  These increases reflect the following after-tax impacts:

	Three Months	Six Months

Distribution base rate increase effective in January 2011	$8	$22
Bonus tax depreciation	2	7
Lower vegetation management costs	5	5
Higher contractor costs	(1)	(4)
Other	6	5
	$20	$35

Storm Recovery

Three series of powerful thunderstorms and four confirmed tornadoes impacted Pennsylvania's Susquehanna Valley and parts of northeastern Pennsylvania in May 2011, causing extensive damage to PPL Electric's transmission and distribution facilities.  The restoration cost associated with the storms of $15 million had minimal financial impact on PPL Electric, since the capital costs and expenses were offset by an insurance recovery of $14 million.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Regulatory Matters

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market.  The investigation will be conducted in two phases and will probably not be completed before the end of the year.  Phase one will address the status of the current retail market and explore potential changes.  In July 2011, the PUC entered an order initiating phase two of the investigation which will study how best to address issues identified by the PUC as being most relevant to improving the current retail electricity market.  PPL Electric cannot predict the outcome of the investigation.  See Note 6 to the Financial Statements for additional information.

Regional Transmission Line Expansion Plan

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur as early as 2012 on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company to construct the portion of the line in New Jersey, in each case by June 1, 2012.  PPL Electric's estimated share of the project costs is approximately $500 million.

This project is pending certain regulatory approvals.  PPL Electric cannot predict the ultimate outcome or timing of these proceedings.  In addition, both companies are working with the National Park Service to obtain any approvals that may be required to route the line through the Delaware Water Gap National Recreation Area.  The National Park Service has stated that its review will not be completed until January 2013.  PPL Electric cannot predict the ultimate outcome or timing of the National Park Service approval.

PPL Electric anticipates the delays in the approval process will delay the in-service date to 2014 or later.  PPL Electric also cannot predict what action, if any, PJM might take in the event of a delay to its scheduled in-service date for the new line.  PJM continues to reaffirm the need for this project.

Legislation – Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation that would authorize the PUC to approve regulatory procedures and mechanisms to provide for more timely recovery of a utility's costs.  Alternative ratemaking is important for PPL Electric as it begins an era of significant increasing capital investment related to the asset optimization program focused on the replacement of aging distribution assets.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover capital costs and related operating expenses.  The legislation is now before the full Pennsylvania House of Representatives.  PPL Electric is working with other stakeholders to support passage of this legislation.

Results of Operations

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income Available to PPL Corporation for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change

Operating Revenue	$440	$522	(16)	$998	$1,335	(25)
Energy purchases	169	209	(19)	420	619	(32)
Energy purchases from affiliate	4	64	(94)	10	179	(94)
Other operation and maintenance	126	131	(4)	256	251	2
Depreciation	37	33	12	70	67	4
Taxes, other than income	22	29	(24)	57	76	(25)
Total Operating Expenses	358	466	(23)	813	1,192	(32)
Other Income (Expense) - net	1	2	(50)	1	3	(67)
Interest Income from Affiliate					1	(100)
Interest Expense	24	24		48	50	(4)
Income Taxes	19	11	73	42	32	31
Distributions on Preferred Securities	4	7	(43)	8	12	(33)
Net Income Available to PPL Corporation	$36	$16	125	$88	$53	66

The changes in the components of Net Income Available to PPL Corporation for the periods ended June 30, 2011 and 2010 were due to the following factors.  See "Statement of Income Analysis - Margins" for component details.

	Three Months	Six Months

Pennsylvania gross delivery margins	$19	$48
Other operation and maintenance	11	(3)
Income taxes	(8)	(10)
Other	(2)
Total	$20	$35

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of gross margins from the Pennsylvania regulated electric delivery operations.

•
Lower other operation and maintenance expense for the three-month period primarily due to $8 million in lower vegetation management costs.  In addition, the three-month period was also impacted by $10 million in restoration costs associated with May 2011 storms, which was partially offset by an $8 million insurance recovery.

Higher other operation and maintenance expense for the six-month period primarily due to $7 million in higher contractor expenses as a result of increased project work and $10 million in higher restoration costs associated with May 2011 storms, partially offset by an $8 million insurance recovery and $8 million in lower vegetation management costs.

•
Higher income taxes for both periods primarily due to higher pre-tax book income of $11 million and $17 million for the three and six-month periods, partially offset by the impact of flow-through regulated tax depreciation that is primarily related to the Pennsylvania Department of Revenue interpretive guidance regarding 100% bonus depreciation of $2 million and $7 million for the three and six-month periods.

Outlook

Earnings are expected to be higher in 2011, compared with 2010, due to higher distribution revenues resulting from the distribution base rate increase effective January 1, 2011.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL Electric's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases", "Energy purchases from affiliate," "Other operation and maintenance" expense, which is primarily Act 129 costs, and "Taxes, other than income", which is primarily gross receipts tax.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Electric's operations and analyze actual results to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric for the periods ended June 30.  Footnotes to the reconciliations are included at the end of the six month reconciliation tables.

	2011 Three Months			2010 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$436		$436	$520		$520
Electric revenue from affiliate	4		4	2		2
Total Operating Revenues	440		440	522		522

Operating Expenses
Energy purchases	169		169	209		209
Energy purchases from affiliate	4		4	64		64
Other operation and maintenance	29	$97	126	23	$108	131
Depreciation		37	37		33	33
Taxes, other than income	20	2	22	27	2	29
Total Operating Expenses	222	136	358	323	143	466
Total	$218	$(136)	$82	$199	$(143)	$56

	2011 Six Months			2010 Six Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$990		$990	$1,331		$1,331
Electric revenue from affiliate	8		8	4		4
Total Operating Revenues	998		998	1,335		1,335

Operating Expenses
Energy purchases	420		420	619		619
Energy purchases from affiliate	10		10	179		179
Other operation and
maintenance	47	$209	256	45	$206	251
Depreciation		70	70		67	67
Taxes, other than income	53	4	57	72	4	76
Total Operating Expenses	530	283	813	915	277	1,192
Total	$468	$(283)	$185	$420	$(277)	$143

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended June 30, as well as the change between periods.  The factors that gave rise to the change are described below the table.
	Three Months			Six Months
	2011	2010	Change	2011	2010	Change

PA Gross Delivery Margins by Component
Distribution	$173	$157	$16	$381	$336	$45
Transmission	45	42	3	87	84	3
Total	$218	$199	$19	$468	$420	$48

Distribution

The approved distribution rate case increased rates approximately 1.6% effective January 1, 2011, which improved distribution margins by $14 million and $38 million for the three and six months ended June 30, 2011, compared with the same period in 2010.  Increases of $1 million and $7 million resulted from favorable weather.  Weather-related variances for PPL Electric are calculated based on a ten-year historical average.

Transmission

Transmission margins were higher during the three and six months ended June 30, 2011, compared with the same period in 2010, as the result of higher FERC formula-based rates driven by increased investment in rate base, an increase in the costs of capital due to an increase in equity and the recovery of additional costs.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended June 30, 2011 compared with 2010 were due to:

	Three Months	Six Months

Contractor-related expenses (a)	$2	$7
Vegetation management (b)	(8)	(8)
PUC-reportable storm costs, net of insurance recovery	1	3
Other		3
Total	$(5)	$5

(a)	Primarily related to increased utilization of contractors for system reliability and asset optimization programs.
(b)
Higher expenses as a result of an increased focus on vegetation management for the three and six-month periods ending 2010 primarily due to the Wire zone - Border zone program to safeguard system reliability and to comply with recently enacted legislation.

Taxes, Other Than Income

Taxes, other than income decreased by $7 million and $19 million during the three and six months ended June 30, 2011, compared with the same periods in 2010, primarily due to lower Pennsylvania gross receipts tax expense due to a decrease in retail electricity revenue as customers continue to select alternative suppliers in 2011.  This tax is included in "Pennsylvania Gross Delivery Margins" above.  The decreases for both periods were also impacted by the amortization of a PURTA refund of $5 million which is also included in "Pennsylvania Gross Delivery Margins."

Financing Costs

Financing costs, which consist of "Interest Expense" and "Distributions on Preferred Securities," decreased by $3 million and $6 million for the three and six months ended June 30, 2011, compared with the same periods in 2010.  The decrease for both periods was primarily due to a premium paid to redeem all of PPL Electric's preferred stock in the second quarter of 2010.

Income Taxes

Changes in income taxes for the periods ended June 30, 2011 compared to 2010 were due to:

	Three Months	Six Months

Higher pre-tax book income	$11	$17
Depreciation not normalized (a)	(2)	(5)
Other	(1)	(2)
Total	$8	$10

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$4	$204

The $200 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $244 million;
•	the payment of $52 million of common stock dividends to PPL;
•	cash provided by operating activities of $63 million; and
•	a net increase in note payable to affiliate of $37 million.

PPL Electric's cash provided by operating activities improved by $90 million for the six months ended June 30, 2011, compared with the same period in 2010, due to a lower estimated annual gross receipts tax payment made in 2011 versus 2010 of $94 million and the receipt in 2011 of a federal income tax refund of $56 million, partially offset by an increase in defined benefit plan contributions of $58 million.

Credit Facilities

At June 30, 2011, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

Syndicated Credit Facility (a)	$200		$13	$187
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$350		$13	$337

(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At June 30, 2011, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under this facility was limited to $107 million.  In July 2011, PPL Electric and the subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2012.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Long-term Debt Securities

In July 2011, PPL Electric entered into a supplemental indenture that contains prospective amendments to its 2001 Mortgage Indenture, including amendments to reduce the amount of first mortgage bonds issuable on the basis of property additions from 100% of the cost or fair value (whichever is less, as determined in accordance with the terms of the indenture) of such property additions to 66-2/3% of such cost or fair value.  Subsequently, PPL Electric issued $250 million of 5.20% First Mortgage Bonds due 2041.  PPL Electric received proceeds of $246 million, net of discounts and underwriting fees.  The net proceeds will be used for capital expenditures and other general corporate purposes.  PPL Electric expects the prospective amendments to its 2001 Mortgage Indenture to become effective in the third quarter of 2011.

Also in July 2011, PPL Electric redeemed the entire $400 million aggregate principal amount of its 7.125% Senior Secured Bonds due 2013 for $458 million, plus accrued interest.  See Note 7 to the Financial Statements for additional information.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Electric are based on information provided by PPL Electric and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL Electric's credit ratings could result in higher borrowing costs and reduced access to capital markets.

In prior periodic reports, PPL Electric described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Electric is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Electric's ratings, but without stating what ratings have been assigned to PPL Electric or its securities.  The ratings assigned by the rating agencies to PPL Electric and its respective securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of the then-pending acquisition of WPD Midlands in March 2011, the rating agencies took the following actions:

•	Moody's affirmed its ratings for PPL Electric;
•	S&P revised the outlook and lowered the issuer, senior secured, preference stock and commercial paper ratings of PPL Electric; and
•	Fitch affirmed its ratings for PPL Electric.

In April 2011, following the completion of PPL's acquisition of WPD Midlands, S&P revised the outlook for PPL Electric, raised its commercial paper rating and affirmed its issuer, senior secured and preference stock ratings.

In July 2011, S&P upgraded the senior secured rating for PPL Electric's first mortgage bonds following the execution of a supplemental indenture that provides for prospective amendments to PPL Electric's 2001 Mortgage Indenture, as discussed in "Long-term Debt Securities" above.

The Economic Stimulus Package

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide a grant for one-half of a $38 million smart grid project.  The project involves installing and using smart grid technology to strengthen reliability, save energy and improve electric service for approximately 60,000 Harrisburg, Pennsylvania-area customers.  It is expected to provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the project is progressing on schedule, and PPL Electric is receiving reimbursements under the grant for costs incurred.  The project is scheduled to be completed by the end of September 2012.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2010 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential annual exposure to increased interest expense, based on a 10% increase in interest rates, at June 30, 2011.  PPL Electric estimated that a 10% decrease in interest rates at June 30, 2011 would increase the fair value of its debt portfolio by $64 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2010 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions between PPL Electric and affiliates.

Environmental Matters

Protection of the environment is a priority for PPL Electric and a significant element of its business activities.  See "Item 1. Business - Environmental Matters" in PPL Electric's 2010 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes and regulatory assets and liabilities.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2010 Form 10-K for a discussion of each critical accounting policy.

LG&E AND KU ENERGY LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with LKE's Condensed Financial Statements and the accompanying Notes and with LKE's 2011 Registration Statement.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of LKE's business strategy, financial and operational highlights, and key regulatory matters.

•
"Results of Operations" provides a summary of LKE's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LKE's Statements of Income, comparing the three and six months ended June 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of LKE's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of LKE's risk management programs relating to market and credit risk.

Overview

Introduction

LKE, headquartered in Louisville, Kentucky, is a holding company with utility operations through its subsidiaries, LG&E and KU.  LG&E and KU, which constitute substantially all of LKE's operations, are regulated utilities engaged in the generation, transmission, distribution and sale of electricity, primarily in Kentucky, Virginia and Tennessee.  LG&E also engages in the distribution and sale of natural gas in Kentucky.

Successor and Predecessor Financial Presentation

LKE's Condensed Financial Statements and related financial and operating data include the periods before and after PPL's acquisition of LKE on November 1, 2010, and have been segregated to present pre-acquisition activity as the Predecessor and post-acquisition activity as the Successor.  Predecessor activity covers the time period prior to November 1, 2010.  Successor activity covers the time period after October 31, 2010.  Certain accounting and presentation methods were changed to acceptable alternatives to conform to PPL's accounting policies, which are discussed in the Financial Statements in LKE's 2011 Registration Statement.  The cost basis of certain assets and liabilities were changed as of November 1, 2010, as a result of the application of push-down accounting.  Consequently, the financial position, results of operations and cash flows for the Successor periods are not comparable to the Predecessor periods; however, the core operations of LKE have not changed as a result of the acquisition.

Business Strategy

LKE's overall strategy is to provide reliable, safe and competitively priced energy to its customers.

Financial and Operational Highlights

Net Income

Net income for the three and six months ended June 30, 2011 was $41 million and $128 million, compared to $32 million and $92 million for the same periods in 2010, representing increases of 28% and 39%.  These increases reflect the following after-tax impacts:

	Three Months	Six Months

Operating revenue increases as a result of increased rates, which became effective August 1, 2010	$21	$54
Higher depreciation primarily due to TC2 and E.W. Brown Flue Gas Desulfurization equipment	(9)	(16)
Other	(3)	(2)
	$9	$36

See "Results of Operations" below for further discussion and analysis of the results of operations.

Trimble County Unit 2 Construction

LG&E and KU constructed a 760 MW capacity base-load, coal-fired unit, TC2, which is jointly owned by LG&E (14.25%) and KU (60.75%), together with the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25%).  With limited exceptions, LG&E and KU took care, custody and control of TC2 in January 2011.  LG&E and KU and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  A number of remaining issues regarding these matters are still under discussion with the contractors.  See Note 10 to the Financial Statements for additional information.

Registration of Debt by LKE, LG&E and KU

In April 2011, LKE, LG&E and KU each filed a Registration Statement with the SEC, as agreed to in registration rights agreements entered into in connection with the issuances of senior notes and first mortgage bonds in November 2010, in transactions not registered under the Securities Act of 1933.  The 2011 Registration Statements relate to offers to exchange LKE's senior notes or LG&E's and KU's first mortgage bonds issued in November 2010, with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011, with substantially all of the senior notes and first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and LKE's 2011 Registration Statement for additional information.

Regulatory Matters

Federal

Cross State Air Pollution Rule

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to the Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  LG&E's and KU's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR starting in 2015.  For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, by the second phase beginning in 2014, LG&E and KU will likely have to take additional measures with regards to the operation and dispatch of their generating fleet, including upgrades or installation of new scrubbers for some generating units or retirement of certain other units.  With respect to nitrogen oxide emissions, the CSAPR allocates a slightly lower amount of allowances compared to those under the CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Kentucky fleet, such as installation of new technology, the retirement of certain units and modification of plant operations.  LG&E and KU are seeking recovery of their expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June, 2011.  Additionally, Kentucky plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  LG&E and KU anticipate that some of the measures required for compliance with CSAPR such as upgraded or new scrubbers at some of their plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to LKE could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Kentucky and Virginia

Integrated Resource Plan (IRP) Filing

LG&E and KU filed their joint IRP with the KPSC in April 2011.  This plan is provided to the KPSC every three years and is intended to give the KPSC a point-in-time look at LG&E's and KU's expectations of future resource needs.  It does not represent a commitment or decision by LG&E or KU, nor does it represent a request for approval.

Impending environmental regulation including the CSAPR, Ambient Air Quality Standards, the Maximum Achievable Control Technology Rule, the Coal Combustion Residuals Rule and the Cooling Water Intake Rule could result in the retirements of older, smaller coal-fired units and therefore the IRP assumes potential retirements of coal-fired capacity and replacement by combined-cycle gas units.  In addition, the IRP assumes peak demand reductions through existing or expanded DSM or energy efficiency programs.  See Notes 6 and 10 to the Financial Statements for additional information.

ECR Filing - Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, LG&E and KU filed an ECR plan with the KPSC requesting approval to install environmental upgrades for certain of their coal-fired plants along with the recovery of the expected $2.5 billion in costs.  The ECR plan details many upgrades that will be made to certain of their coal-fired generating stations to continue to be compliant with EPA regulations.  See Notes 6 and 10 to the Financial Statements for additional information.

Virginia Rate Case

On April 1, 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers of $9 million, or 14%.  While KU cannot predict the amount of the allowed increase, it expects the new rates to go into effect in January 2012.  See Note 6 to the Financial Statements for additional information.

Results of Operations

As previously noted, LKE's results for the three and six months ended June 30, 2011 are on a basis of accounting different from its results for the three and six months ended June 30, 2010.  When discussing LKE's results of operations for 2011, compared with 2010, material differences resulting from the different bases of accounting will be isolated for purposes of comparability.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.  Due to weather, revenue and earnings are generally highest during the first and third quarters and lowest in the second quarter.

Earnings

Net Income for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
	Successor	Predecessor		Successor	Predecessor

Operating Revenues	$638	$603	6	$1,404	$1,316	7
Fuel	206	209	(1)	421	418	1
Energy purchases	40	40		147	161	(9)
Other operation and maintenance	198	172	15	379	332	14
Depreciation	84	69	22	165	138	20
Taxes, other than income	9	7	29	18	14	29
Total Operating Expenses	537	497	8	1,130	1,063	6
Other income (expense) - net		(14)	(100)	(1)	(14)	(93)
Interest Expense	36	46	(22)	72	92	(22)
Income Taxes	24	15	60	73	53	38
Income (Loss) from Discontinued Operations (net of
income taxes)		1	(100)		(2)	(100)
Net Income	$41	$32	28	$128	$92	39

The changes in the components of Net Income for the periods ended June 30, 2011 and 2010 were due to the following factors as provided in the table below.

	Three Months	Six Months

Margin	$31	$87
Other revenue		(1)
Other operation and maintenance	(20)	(37)
Depreciation	(14)	(24)
Taxes, other than income	(2)	(4)
Other income (expense) - net	14	13
Interest Expense	10	20
Income Taxes	(9)	(20)
Special item	(1)	2
Total	$9	$36

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.
•
Higher other operation and maintenance expense was primarily due to higher boiler and burner maintenance costs, increased scope of scheduled outages and E.W. Brown Flue Gas Desulfurization expenses totaling $11 million and $19 million for the three and six-month periods.

•
Higher depreciation was primarily due to E.W. Brown Flue Gas Desulfurization equipment placed in-service in June 2010, resulting in a $4 million and $7 million increase for the three and six-month periods.  In addition, TC2 commenced dispatch in January 2011, resulting in a further increase of $7 million and $15 million for the three and six-month periods.

•	Higher other income (expense) – net was due to decreases in derivative losses of $10 million and $11 million for the three and six-month periods.

•
Lower interest expense of $6 million and $10 million for the three and six-month periods was due to decreases in interest rates and decreases of $7 million and $14 million for the three and six-month periods were due to lower debt balances.

•	Higher pre-tax book income resulted in higher income taxes of $7 million and $21 million for the three and six-month periods.

Management considers a terminated lease with "The Big Rivers Electric Corporation" (BREC) to be a special item. The after-tax amounts for BREC's terminated lease were $1 million (income) and $2 million (loss), for the three and six-months ended June 30, 2010.  This item is reported in "Income (loss) from discontinued operations" in the Condensed Statements of Income.  See LKE's 2011 Registration Statement for information about the terminated lease.

Outlook

Excluding special items, in 2011 compared with 2010, LKE expects higher retail revenues and lower financing costs due to lower debt balances resulting from an equity contribution provided by PPL at acquisition and the issuance in late 2010 of first mortgage bonds that LKE used to repay higher cost debt, partially offset by higher depreciation. Retail revenues are expected to increase as a result of the Kentucky rate cases and recoveries associated with environmental investments.  Depreciation is expected to increase due to commencing dispatch of TC2 in January 2011, to serve customer demand.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Business," and "Risk Factors" in LKE's  2011 Registration Statement for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margin

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margin." Margin is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margin is a single financial performance measure of LKE's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset. These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expenses and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  As a result, this measure represents the net revenues from LKE's operations. LKE believes that "Margin" provides another criterion to make investment decisions. This performance measure is used, in conjunction with other information, internally by senior management to manage LKE's operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by LKE for the periods ended June 30.

	2011 Three Months - Successor			2010 Three Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$639	$(1)	$638	$604	$(1)	$603
Operating Expenses
Fuel	206		206	209		209
Energy purchases	40		40	40		40
Other operation and maintenance	21	177	198	15	157	172
Depreciation	12	72	84	11	58	69
Taxes, other than income		9	9		7	7
Total Operating Expenses	279	258	537	275	222	497
Total	$360	$(259)	$101	$329	$(223)	$106

	2011 Six Months - Successor			2010 Six Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$1,404		$1,404	$1,315	$1	$1,316
Operating Expenses
Fuel	421		421	418		418
Energy purchases	147		147	161		161
Other operation and maintenance	41	$338	379	31	301	332
Depreciation	24	141	165	21	117	138
Taxes, other than income		18	18		14	14
Total Operating Expenses	633	497	1,130	631	432	1,063
Total	$771	$(497)	$274	$684	$(431)	$253

(a)	Represents amounts that are excluded from Margin.
(b)	As reported on the Condensed Consolidated Statements of Income.

Changes in Non-GAAP Financial Measures

Margins were higher by $31 million and $87 million during the three and six months ended June 30, 2011, compared with the same periods in 2010. The positive impact mainly resulted from a rate increase, which became effective August 1, 2010, partially offset by lower volumes.  The rate increase had a $33 million and $88 million impact on the three and six-month periods.  Lower volumes resulted from a 20% decrease in total cooling degree days for the three-month period. Volumes for the six-month period were lower due to a 19% decrease in cooling degree days and a 7% decrease in heating degrees days.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Steam maintenance (a)	$8	$11
PPL support charges	4	9
Steam operations (b)	3	8
Distribution maintenance (c)	6	4
Fuel for generation (d)	3	6
Other	2	9
Total	$26	$47

(a)	Primarily due to higher boiler and burner maintenance costs along with increased scope of scheduled outages.
(b)	Primarily due to E.W. Brown Flue Gas Desulfurization equipment not being placed in-service until June 2010, coupled with increases in scrubber reactant expenses and other consumables.
(c)
The six months ended June 30, 2011 was impacted by $6 million of 2009 storm restoration expenses being moved to a regulatory asset in 2011, as these costs will be recovered in rates, partially offset by amortization of other storm restoration related costs and a Hazardous Tree removal project initiated in August 2010, both of which impacted the three month period.

(d)
Fuel handling costs are included in Fuel for electric generation on the Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2010, and are in Other operation and maintenance expenses on the Condensed Consolidated Statements of Income for the for the three and the six-month periods ended June 30, 2011.

Depreciation

Changes in Depreciation for the three and six months ended June 30, 2011, compared with the same periods in 2010, were due to the following.

	Three Months	Six Months

TC2 (dispatch began in January 2011)	$7	$15
E.W. Brown Flue Gas Desulfurization equipment (placed in-service in June 2010)	4	7
Other	4	5
Total	$15	$27

Other Income (Expense) - net

Other income and expense increased by $14 million and $13 million for the three and six months ended June 30, 2011, compared with the same periods in 2010. The increases were primarily the result of decreases in derivative losses.

Interest Expense

Changes in interest expense for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Interest rates (a)	$(6)	$(10)
Debt balances (b)	(7)	(14)
Other	3	4
Total	$(10)	$(20)

(a)	Interest rates on the first mortgage bonds and senior notes were lower than the rates on the loans from Fidelia Corporation and other E.ON AG affiliates, which were replaced.
(b)	LKE's debt balance was $1.4 billion lower as of June 30, 2011 compared to June 30, 2010, primarily due to an equity contribution from PPL of $ 1.6 billion at the time of acquisition.

Income Taxes

Changes in income taxes for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Higher pre-tax book income	$7	$21
Other	2	(1)
Total	$9	$20

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$56	$11
Short-term investments (a)		163
	$56	$174

Short-term debt (b)		$163

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky, on behalf of LG&E that were subsequently purchased by LG&E.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 7 to the Financial Statements for additional information.

(b)	Represents borrowings under LG&E's $400 million syndicated credit facility. See Note 7 to the Financial Statements for additional information.

The $45 million increase in LKE's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $401 million;
•	a net increase in loans to affiliates of $29 million;
•	capital expenditures of $174 million; and
•	$146 million of distributions to PPL.

LKE's cash provided by operating activities increased by $193 million for the six months ended June 30, 2011, compared with the same period in 2010, primarily due to:

•
an increase in net income of $36 million adjusted for depreciation of $27 million, deferred income taxes and investment tax credits of $98 million and other noncash items of $8 million, partially offset by defined benefit plans - expense of $12 million and unrealized (gains) losses on derivatives of $15 million;

•
a net decrease in working capital from accounts receivable, accounts payable and unbilled revenue of $66 million due to the timing of cash receipts and payments and milder weather (fewer cooling degree days) in June 2011 as compared with June 2010;

•
a decrease in fuel of $32 million, which was driven by higher volumes purchased in 2010 in preparation for the commercial operation of TC2 originally expected in mid-2010 along with an increase in fuel consumption due to the dispatch of TC2 beginning in January 2011; and

•
a decrease in income tax receivable of $40 million for 2011 due to receipt of the 2010 tax settlement, offset by an increase in income tax receivable for 2010 of $10 million due primarily to recording the benefits of a change in an income tax accounting method approved in 2010; partially offset by

•	an increase in discretionary defined benefit plan contributions of $106 million made in order to achieve LKE's long-term funding requirements.

Credit Facilities

At June 30, 2011, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Supply	$300			$300
LG&E Credit Facility (a)	400			400
KU Credit Facilities (a) (b)	598		$198	400
Total Credit Facilities (c)	$1,298		$198	$1,100

(a)
In June 2011, LG&E and KU each amended its respective Syndicated Credit Facility such that the fees and the spread to benchmark interest rates for borrowings depend upon the respective company's senior secured long-term debt rating rather than the senior unsecured debt rating.

(b)
In April 2011, KU entered into a new $198 million letter of credit facility that has been used to issue letters of credit to support outstanding tax exempt bonds.  The facility matures in April 2014. In August  2011, KU amended its letter of credit facility such that the fees depend upon KU's senior secured long-term debt rating rather than the senior unsecured debt rating.

(c)	Total borrowings outstanding under LKE's credit facilities decreased on a net basis by $163 million since December 31, 2010.

The commitments under LKE's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity; however, the PPL affiliate provides a commitment of approximately 23% of the total facilities listed above.

See Note 7 to the Financial Statements for further discussion of LKE's credit facilities.

Long-term Debt Securities

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky, to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's syndicated credit facility.

At June 30, 2011, LKE's tax-exempt revenue bonds that are in the form of auction rate securities and total $231 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the six months ended June 30, 2011, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.31%.

LKE's long-term debt securities activity since June 30, 2011 was:

	Debt
	Issuances	Retirement
Non-cash Exchanges (a)
LKE Senior Unsecured Notes	875	(875)
LG&E First Mortgage Bonds	535	(535)
KU First Mortgage Bonds	1,500	(1,500)
Total Exchanged	$2,910	$(2,910)

(a)
In April 2011, LKE, LG&E and KU each filed a 2011 Registration Statement with the SEC related to offers to exchange securities issued in November 2010 in transactions not registered under the Securities Act of 1933 with similar but registered securities.  The 2011 Registration Statements became effective in June 2011 and the exchanges were completed in July 2011, with substantially all securities being exchanged.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of LKE and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LKE and its subsidiaries are based on information provided by LKE and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LKE or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in LKE's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

In LKE's 2011 Registration Statement, LKE described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, LKE is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to LKE's ratings, but without stating what ratings have been assigned to LKE or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to LKE and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of PPL's then-pending acquisition of WPD Midlands in March 2011, the rating agencies took the following actions:

•	Moody's affirmed all of the ratings for LKE and all of its rated subsidiaries;
•	S&P revised the outlook for LKE, LG&E and KU and lowered the issuer and senior unsecured ratings of LKE and the issuer, senior secured and short-term ratings of LG&E and KU; and
•	Fitch affirmed all of the ratings for LKE and all of its rated subsidiaries.

In April 2011, S&P took the following actions following the completion of PPL's acquisition of WPD Midlands:

•	revised the outlook for LKE and all of its rated subsidiaries;
•	raised the short-term ratings of LG&E and KU; and
•	affirmed all of the long-term ratings for LKE and its rated subsidiaries.

In May 2011, S&P downgraded the long-term rating of four series of pollution control bonds issued on behalf of KU by one notch in connection with the substitution of the letters of credit enhancing these four bonds.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or the subsidiaries' credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2011.  At June 30, 2011, if LKE's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that LKE would have been required to post as additional collateral to counterparties was $126 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

Capital Expenditures

The table below shows LKE's capital expenditure projections at June 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a)
Generating facilities	$153	$128	$155	$158	$126
Transmission and distribution facilities	249	266	303	289	294
Environmental (b)	182	711	1,140	1,065	824
Other	35	52	48	42	67
Total Construction Expenditures	$619	$1,157	$1,646	$1,554	$1,311

(a)	Construction expenditures include AFUDC, which is not expected to be significant for the years 2011 through 2015.
(b)
Includes $709 million of currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  LKE expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

LKE's capital expenditure projections for the years 2011 through 2015 total approximately $6.3 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for LKE's environmental projects related to new and anticipated EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

For additional information, see "Liquidity and Capital Resources" in LKE's 2011 Registration Statement.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about LKE's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LKE conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve LG&E's and KU's customers, and LKE manages energy commodity risk using derivative instruments, including swaps and forward contracts.

The balance and change in net fair value of LKE's commodity derivative contracts for the three and six months ended June 30, 2011 and 2010 were not significant.  See Note 14 to the Financial Statements for additional information.

Interest Rate Risk

LKE and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  LKE utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under PPL's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LKE's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2011, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at June 30, 2011, would increase the fair value of its debt portfolio by $118 million.

At June 30, 2011, LKE had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(36)	$(5)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any changes in the fair value of such economic hedges are recorded in regulatory assets and liabilities.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

Credit Risk

LKE is exposed to potential losses as a result of nonperformance by counterparties of their contractual obligations.  LKE maintains credit policies and procedures to limit counterparty credit risk including evaluating credit ratings and financial information along with having certain counterparties post margin if the credit exposure exceeds certain thresholds.
LKE is exposed to potential losses as a result of nonpayment by customers.  LKE maintains an allowance for doubtful accounts primarily composed of accounts aged more than four months.  Accounts are written off as management determines them uncollectible.

Certain of LKE's derivative instruments contain provisions that require it to provide immediate and on-going collateralization of derivative instruments in net liability positions based upon LKE's credit ratings from each of the major credit rating agencies.  See Notes 13 and 14 to the Financial Statements for information regarding exposure and the risk management activities.

Related Party Transactions

LKE is not aware of any material ownership interest or operating responsibility by senior management of LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with LKE.  See Note 11 to the Financial Statements for additional information on related party transactions between LKE and affiliates.

Environmental Matters

Protection of the environment is a major priority for LKE and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LKE's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or their demand for LKE's services.  See "Business – Environmental Matters" in LKE's 2011 Registration Statement and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, regulatory mechanisms, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," in LKE's 2011 Registration Statement for a discussion of each critical accounting policy.

LOUISVILLE GAS AND ELECTRIC COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with LG&E's Condensed Financial Statements and the accompanying Notes and with LG&E's 2011 Registration Statement.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of LG&E's business strategy, financial and operational highlights, and key regulatory matters.

•
"Results of Operations" provides a summary of LG&E's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LG&E's Condensed Statements of Income, comparing the three and six months ended June 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of LG&E's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of LG&E's risk management programs relating to market and credit risk.

Overview

Introduction

LG&E, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy and distribution and sale of natural gas in Kentucky.

Successor and Predecessor Financial Presentation

LG&E's Condensed Financial Statements and related financial and operating data include the periods before and after PPL's acquisition of LKE on November 1, 2010, and have been segregated to present pre-acquisition activity as the Predecessor and post-acquisition activity as the Successor.  Predecessor activity covers the time period prior to November 1, 2010.  Successor activity covers the time period after October 31, 2010.  Certain accounting and presentation methods were changed to acceptable alternatives to conform to PPL's accounting policies, which are discussed in the Financial Statements in LG&E's 2011 Registration Statement.  The cost basis of certain assets and liabilities were changed as of November 1, 2010, as a result of the application of push-down accounting.  Consequently, the financial position, results of operations and cash flows for the Successor periods are not comparable to the Predecessor periods; however, the core operations of LG&E have not changed as a result of the acquisition.

Business Strategy

LG&E's overall strategy is to provide reliable, safe and competitively priced energy to its customers.

Financial and Operational Highlights

Net Income

Net Income for the three and six months ended June 30, 2011 was $20 million and $59 million compared to $14 million and $47 million for the same periods in 2010, representing increases of 43% and 26%.  These increases reflect the following after-tax impacts:

	Three Months	Six Months

Operating revenue increases as a result of increased rates, which became effective August 1, 2010	$11	$31
Higher other operation and maintenance expense resulting from higher distribution, administration
and general costs	(5)	(10)
Higher depreciation primarily due to TC2	(1)	(2)
Other	1	(7)
	$6	$12

See "Results of Operations" below for further discussion and analysis of the results of operations.

Trimble County Unit 2 Construction

LG&E and KU constructed a 760 MW capacity base-load, coal fired unit, TC2, which is jointly owned by LG&E (14.25%) and KU (60.75%), together with the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25%).  With limited exceptions LG&E and KU took care, custody and control of TC2 in January 2011.  LG&E and KU and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  A number of remaining issues regarding these matters are still under discussion with the contractors.  See Note 10 to the Financial Statements for additional information.

Registration of Debt by LG&E

In April 2011, LG&E filed a Registration Statement with the SEC, as agreed to in a registration rights agreement entered into in connection with the issuances of first mortgage bonds in November 2010 in transactions not registered under the Securities Act of 1933.  The 2011 Registration Statement relates to an offer to exchange the first mortgage bonds issued in November 2010 with similar but registered securities.  The 2011 Registration Statement became effective in June 2011, and the exchange was completed in July 2011, with all of the first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and LG&E's 2011 Registration Statement for additional information.

Regulatory Matters

Federal

Cross State Air Pollution Rule

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to the Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  LG&E's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR starting in 2015.  For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, by the second phase beginning in 2014, LG&E will likely have to take additional measures with regards to the operation and dispatch of its generating fleet, including upgrades or installation of new scrubbers for some generating units or retirement of certain other units.  With respect to nitrogen oxide emissions, the CSAPR allocates a slightly lower amount of allowances compared to those under the CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for LG&E's fleet, such as installation of new technology, the retirement of certain units and modification of plant operations.  LG&E is seeking recovery of its expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June, 2011.  Additionally, LG&E's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  LG&E anticipates that some of the measures required for compliance with CSAPR such as upgraded or new scrubbers at some of its plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to LG&E could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Kentucky

Integrated Resource Plan (IRP) Filing

LG&E and KU filed their joint IRP with the KPSC in April 2011.  This plan is provided to the KPSC every three years and is intended to give the KPSC a point-in-time look at LG&E's and KU's expectations of future resource needs.  It does not represent a commitment or decision by LG&E or KU, nor does it represent a request for approval.

Impending environmental regulation including the CSPAR, Ambient Air Quality Standards, the Maximum Achievable Control Technology Rule, the Coal Combustion Residuals Rule and the Cooling Water Intake Rule could result in the retirements of older, smaller coal-fired units and therefore the IRP assumes potential retirements of coal-fired capacity and replacement by combined-cycle gas units.  In addition, the IRP assumes peak demand reductions through existing or expanded DSM or energy efficiency programs.  See Notes 6 and 10 to the Financial Statements for additional information.

ECR Filing – Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, LG&E filed an ECR plan with the KPSC requesting approval to install environmental upgrades for certain of its coal-fired plants along with the recovery of the expected $1.4 billion in costs.  The ECR plan details many upgrades that will be made to certain of its coal-fired generating stations to continue to be compliant with EPA regulations.

Results of Operations

As previously noted, LG&E's results for the three and six months ended June 30, 2011 are on a basis of accounting different from its results for the three and six months ended June 30, 2010.  When discussing LG&E's results of operations for 2011 compared with 2010, material differences resulting from the different bases of accounting will be isolated for purposes of comparability.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.  Due to weather, revenue and earnings are generally highest during the first and third quarters and lowest in the second quarter.

Earnings

Net Income for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
	Successor	Predecessor		Successor	Predecessor

Operating Revenues	$297	$279	6	$695	$645	8
Fuel	82	90	(9)	167	173	(3)
Energy purchases	39	25	56	149	123	21
Other operation and maintenance	91	82	11	181	165	10
Depreciation	37	35	6	73	69	6
Taxes, other than income	5	4	25	9	8	13
Total Operating Expenses	254	236	8	579	538	8
Other income (expense) – net	1	(10)	(110)		(12)	(100)
Interest Expense	12	12		23	23
Income Taxes	12	7	71	34	25	36
Net Income	$20	$14	43	$59	$47	26

The changes in the components of Net Income for the periods ended June 30, 2011 and 2010 were due to the following factors as provided in the table below.

	Three Months	Six Months

Margin	$13	$33
Other revenue		(1)
Other operation and maintenance	(9)	(14)
Depreciation	(3)	(8)
Taxes, other than income	(1)	(1)
Other income (expense) – net	11	12
Income Taxes	(5)	(9)
Total	$6	$12

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance expense was primarily due to higher distribution maintenance costs and the result of amortization of storm restoration related costs together with a Hazardous Tree removal project initiated in August 2010 of $4 million and $6 million for the three and six-month periods.

•	Higher other income (expense) – net decreases was due to derivative losses of $10 million and $11 million for the three and six-month periods.

•	Higher pre-tax book income resulted in higher income taxes of $4 million and $8 million for the three and six-month periods.

Outlook

LG&E expects higher retail revenues and lower financing costs in 2011 compared to 2010 due to the issuance in late 2010 of first mortgage bonds that LG&E used to repay higher cost debt, offset by lower other income and higher depreciation.  Retail revenues are expected to increase as a result of the Kentucky rate case.  The reduction in other income is the result of the recognition of a regulatory asset associated with the interest rate swaps in 2010, while higher depreciation is projected due to commencing dispatch of TC2 in January 2011.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Business," and "Risk Factors" in LG&E's 2011 Registration Statement for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margin

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margin."  Margin is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margin is a single financial performance measure of LG&E's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset. These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives. Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expenses and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  As a result, this measure represents the net revenues from LG&E's operations.  LG&E believes that "Margin" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by LG&E for the periods ended June 30.

	2011 Three Months – Successor			2010 Three Months – Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenue	$297		$297	$279		$279
Operating Expenses
Fuel	82		82	90		90
Energy purchases	39		39	25		25
Other operation and maintenance	8	$83	91	8	$74	82
Depreciation	1	36	37	2	33	35
Taxes, other than income		5	5		4	4
Total Operating Expenses	130	124	254	125	111	236
Total	$167	$(124)	$43	$154	$(111)	$43

	2011 Six Months – Successor			2010 Six Months – Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenue	$695		$695	$644	$1	$645
Operating Expenses
Fuel	167		167	173		173
Energy purchases	149		149	123		123
Other operation and maintenance	19	$162	181	17	148	165
Depreciation	1	72	73	5	64	69
Taxes, other than income		9	9		8	8
Total Operating Expenses	336	243	579	318	220	538
Total	$359	$(243)	$116	$326	$(219)	$107

(a)	Represents amounts that are excluded from Margin.
(b)	As reported on the Condensed Statements of Income.

Changes in Non-GAAP Financial Measures

Margins were higher by $13 million and $33 million during the three and six months ended June 30, 2011, compared with the same periods in 2010.  The positive impact mainly resulted from a rate increase, which became effective August 1, 2010, partially offset by lower volumes.  The rate increase had a $13 million and $32 million impact on the three and six-month periods.  Lower volumes resulted from an 18% decrease in total cooling degree days for the three-month period. Volumes for the six-month period were lower due to a 16% decrease in cooling degree days and an 8% decrease in heating degrees days.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Distribution maintenance (a)	$4	$6
Administrative and general	2	5
Fuel for generation (b)	1	3
Steam		(1)
Other	2	3
Total	$9	$16

(a)	The three and six-month periods increased because of amortization of storm restoration related costs along with a Hazardous Tree removal project initiated in August 2010.
(b)
Fuel handling costs are included in Fuel for electric generation on the Condensed Statements of Income for the three and six-month periods ended June 30, 2010, and are in Other operation and maintenance expenses on the Condensed Statements of Income for the for the three and the six-month periods ended June 30, 2011.

Depreciation

Depreciation increased by $2 million and $4 million for the three and six months ended June 30, 2011, compared with the same periods in 2010. The increase was primarily due to commencing dispatch of TC2 to serve customer demands beginning in January 2011.

Other Income (Expense) - net

Other income and expense increased by $11 million and $12 million for the three and six months ended June 30, 2011, compared with the same periods in 2010. The increases were primarily the result of decreases in derivative losses.

Income Taxes

Changes in income taxes for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Higher pre-tax book income	$4	$8
Other	1	1
Total	$5	$9

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$41	$2
Short-term investments (a)		163
	$41	$165

Short-term debt (b)		$163

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky, on behalf of LG&E that were subsequently purchased by LG&E.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 7 to the Financial Statements for additional information.

(b)	Represents borrowings under LG&E's $400 million syndicated credit facility. See Note 7 to the Financial Statements for additional information.

The $39 million increase in LG&E's cash and cash equivalents position was primarily the net result of:

•	$175 million of cash provided by operating activities;
•	$77 million of capital expenditures; and
•	$42 million of common stock dividends.

LG&E's cash provided by operating activities increased by $91 million for the six months ended June 30, 2011, compared with the same period in 2010, primarily due to:

•
an increase in net income of $12 million adjusted for depreciation of $4 million, defined benefit plans - expense of $6 million, deferred income taxes and investment tax credits of $9 million and other noncash items of $6 million, partially offset by unrealized (gains) losses on derivatives of $15 million;

•
a net decrease in working capital from accounts receivable, accounts payable and unbilled revenue of $47 million due to the timing of cash receipts and payments and milder weather (fewer cooling degree days) in June 2011 as compared with June 2010;

•	a decrease in fuel of $11 million, which was driven by higher volumes in 2010 in preparation for the commercial operation of TC2 originally expected in mid-2010;
•	an increase in income tax receivable of $12 million in 2010 due to recording the benefits of a change in an income tax accounting method approved in 2010;
•	a decrease in cash refunded to customers of $22 million due to prior period over recoveries related to the gas supply clause filings in 2009; and
•	a decrease in accrued taxes of $15 million in 2010 due to payments made in 2010 for 2009 tax liabilities; partially offset by
•	an increase in discretionary defined benefit plan contributions of $44 million made in order to achieve LG&E's long-term funding requirements.

Credit Facilities

At June 30, 2011, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a)	$400			$400

(a)
In June 2011, LG&E amended its Syndicated Credit Facility such that the fees and the spread to benchmark interest rates for borrowings depend upon LG&E's senior secured long-term debt rating rather than the senior unsecured debt rating.  Total borrowings outstanding under this facility decreased on a net basis by $163 million since December 31, 2010.

The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $400 million at market-based rates (based on highly-rated commercial paper issues).  At June 30, 2011, there was no balance outstanding. At December 31, 2010, $12 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

See Note 7 to the Financial Statements for further discussion of LG&E's credit facilities.

Long-term Debt Securities

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky, to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's syndicated credit facility.

At June 30, 2011, LG&E's tax-exempt revenue bonds that are in the form of auction rate securities and total $135 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the six months ended June 30, 2011, the weighted-average rate on LG&E's auction rate bonds in total was 0.31%.

Since June 30, 2011, there have been $535 million of issuances and $535 of million retirements of LG&E's First Mortgage Bonds related to the non-cash exchange of bonds.  In April 2011, LG&E filed a 2011 Registration Statement with the SEC related to offers to exchange securities issued in November 2010 in transactions not registered under the Securities Act of 1933 with similar but registered securities.  The 2011 Registration Statement became effective in June 2011 and the exchanges were completed in July 2011, with all securities being exchanged.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of LG&E.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LG&E are based on information provided by LG&E and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LG&E.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in LG&E's credit ratings could result in higher borrowing costs and reduced access to capital markets.

In LG&E's 2011 Registration Statement, LG&E described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, LG&E is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to LG&E's ratings, but without stating what ratings have been assigned to LG&E's securities.  The ratings assigned by the rating agencies to LG&E and its securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of PPL's then-pending acquisition of WPD Midlands in March 2011, the rating agencies took the following actions:

•	Moody's affirmed the ratings for LG&E;
•	S&P revised the outlook for LG&E and lowered the issuer, senior secured and short-term ratings of LG&E; and
•	Fitch affirmed the ratings for LG&E.

In April 2011, S&P took the following actions following the completion of PPL's acquisition of WPD Midlands:

•	revised the outlook for LG&E;
•	raised the short-term ratings of LG&E; and
•	affirmed the long-term ratings for LG&E.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2011.  At June 30, 2011, if LG&E's credit ratings had been below investment grade, the maximum amount that LG&E would have been required to post as additional collateral to counterparties was $117 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

Capital Expenditures

The table below shows LG&E's capital expenditure projections at June 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures
Generating facilities	$76	$56	$95	$97	$47
Transmission and distribution facilities	132	147	153	146	155
Environmental (a)	30	304	668	683	457
Other	10	26	25	21	34
Total Construction Expenditures	$248	$533	$941	$947	$693

(a)
Includes $566 million of currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  LG&E expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

LG&E's capital expenditure projections for the years 2011 through 2015 total approximately $3.4 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for LG&E's environmental projects related to new and anticipated EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by LG&E in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

For additional information, see "Liquidity and Capital Resources" in LG&E's 2011 Registration Statement.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about LG&E's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk

LG&E's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, LG&E is subject to commodity price risk for only a small portion of on-going business operations.  LG&E conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve its customers, and LG&E manages energy commodity risk using derivative instruments, including swaps and forward contracts.

The balance and change in net fair value of LG&E's commodity derivative contracts for the three and six months ended June 30, 2011 and 2010 were not significant.  See Note 14 to the Financial Statements for additional information.

Interest Rate Risk

LG&E has issued debt to finance its operations, which exposes it to interest rate risk.  LG&E utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under PPL's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LG&E's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2011, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at June 30, 2011, would increase the fair value of its debt portfolio by $27 million.

At June 30, 2011, LG&E had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(36)	$(5)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt.  While LG&E is exposed to changes in the fair value of these instruments, any changes in the fair value of such economic hedges are recorded in regulatory assets and liabilities.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

Credit Risk

LG&E is exposed to potential losses as a result of nonperformance by counterparties of their contractual obligations.  LG&E maintains credit policies and procedures to limit counterparty credit risk including evaluating credit ratings and financial information along with having certain counterparties post margin if the credit exposure exceeds certain thresholds.
LG&E is exposed to potential losses as a result of nonpayment by customers.  LG&E maintains an allowance for doubtful accounts primarily composed of accounts aged more than four months.  Accounts are written off as management determines them uncollectible.

Certain of LG&E's derivative instruments contain provisions that require it to provide immediate and on-going collateralization of derivative instruments in net liability positions based upon LG&E's credit ratings from each of the major credit rating agencies.  See Notes 13 and 14 to the Financial Statements for information regarding exposure and the risk management activities.

Related Party Transactions

LG&E is not aware of any material ownership interest or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with LG&E. See Note 11 to the Financial Statements for additional information on related party transactions between LG&E and affiliates.

Environmental Matters

Protection of the environment is a major priority for LG&E and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LG&E's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or their demand for LG&E's services.  See "Business – Environmental Matters" in LG&E's 2011 Registration Statement and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

 Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, regulatory mechanisms, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," in LG&E's 2011 Registration Statement for a discussion of each critical accounting policy.

KENTUCKY UTILITIES COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with KU's Condensed Financial Statements and the accompanying Notes and with KU's 2011 Registration Statement.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of KU's business strategy, financial and operational highlights, and key regulatory matters.

•
"Results of Operations" provides a summary of KU's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on KU's Statements of Income, comparing the three and six months ended June 30, 2011 with the same periods in 2010.

•
"Financial Condition – Liquidity and Capital Resources" provides an analysis of KU's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of KU's risk management programs relating to market and credit risk.

Overview

Introduction

KU, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy, in Kentucky, Virginia and Tennessee.

Successor and Predecessor Financial Presentation

KU's Condensed Financial Statements and related financial and operating data include the periods before and after PPL's acquisition of LKE on November 1, 2010, and have been segregated to present pre-acquisition activity as the Predecessor and post-acquisition activity as the Successor.  Predecessor activity covers the time period prior to November 1, 2010.  Successor activity covers the time period after October 31, 2010.  Certain accounting and presentation methods were changed to acceptable alternatives to conform to PPL's accounting policies, which are discussed in the Financial Statements in KU's 2011 Registration Statement.  The cost basis of certain assets and liabilities were changed as of November 1, 2010, as a result of the application of push-down accounting.  Consequently, the financial position, results of operations and cash flows for the Successor periods are not comparable to the Predecessor periods; however, the core operations of KU have not changed as a result of the acquisition.

Business Strategy

KU's overall strategy is to provide reliable, safe and competitively priced energy to its customers.

Financial and Operational Highlights

Net Income

Net income for the three and six months ended June 30, 2011 was $30 million and $88 million, compared to $31 million and $75 million for the same periods in 2010, representing a decrease of 3% and an increase of 17%.  These changes reflect the following after-tax impacts:

	Three Months	Six Months

Operating revenue increases as a result of increased rates, which became effective August 1, 2010	$9	$25
Higher depreciation primarily due to TC2 and E.W. Brown Flue Gas Desulfurization equipment	(8)	(15)
Other	(2)	3
	$(1)	$13

See "Results of Operations" below for further discussion and analysis of the results of operations.

Trimble County Unit 2 Construction

KU and LG&E constructed a 760 MW capacity base-load, coal fired unit, TC2, which is jointly owned by KU (60.75%) and LG&E (14.25%), together with the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25%).  With limited exceptions KU and LG&E took care, custody and control of TC2 in January 2011.  KU and LG&E and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  A number of remaining issues regarding these matters are still under discussion with the contractors.  See Note 10 to the Financial Statements for additional information.

Registration of Debt by KU

In April 2011, KU filed a Registration Statement with the SEC, as agreed to in a registration rights agreement entered into in connection with the issuances of first mortgage bonds in November 2010, in transactions not registered under the Securities Act of 1933.  The 2011 Registration Statement relates to an offer to exchange the first mortgage bonds issued in November 2010, with similar but registered securities.  The 2011 Registration Statement became effective in June 2011 and the exchange was completed in July 2011, with substantially all of the first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and KU's 2011 Registration Statement for additional information.

Regulatory Matters

Federal

Cross State Air Pollution Rule

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to the Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  KU's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR starting in 2015.  For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, by the second phase beginning in 2014, KU will likely have to take additional measures with regards to the operation and dispatch of its generating fleet, including upgrades or installation of new scrubbers for some generating units or retirement of certain other units.  With respect to nitrogen oxide emissions, the CSAPR allocates a slightly lower amount of allowances compared to those under the CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for KU's fleet, such as installation of new technology, the retirement of certain units and modification of plant operations.  KU is seeking recovery of its expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June, 2011.  Additionally, KU's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  KU anticipates that some of the measures required for compliance with CSAPR such as upgraded or new scrubbers at some of its plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to KU could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Kentucky and Virginia

Integrated Resource Plan (IRP) Filing

KU and LG&E filed their joint IRP with the KPSC in April, 2011.  This plan is provided to the KPSC every three years and is intended to give the KPSC a point-in-time look at KU's and LG&E's expectations of future resource needs.  It does not represent a commitment or decision by KU or LG&E, nor does it represent a request for approval.

Impending environmental regulation including the CSAPR, Ambient Air Quality Standards, the Maximum Achievable Control Technology Rule, the Coal Combustion Residuals Rule and the Cooling Water Intake Rule could result in the retirements of older, smaller coal-fired units and therefore the IRP assumes potential retirements of coal-fired capacity and replacement by combined-cycle gas units.  In addition, the IRP assumes peak demand reductions through existing or expanded DSM or energy efficiency programs.  See Notes 6 and 10 to the Financial Statements for additional information.

ECR Filing – Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, KU filed an ECR plan with the KPSC requesting approval to install environmental upgrades for certain of its coal-fired plants along with the recovery of the expected $1.1 billion in costs.  The ECR plan details many upgrades that will be made to certain of its coal-fired generating stations to continue to be compliant with EPA regulations.  See Note 6 to the Financial Statements for additional information.

Virginia Rate Case

On April 1, 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers of $9 million, or 14%.  While KU cannot predict the amount of the allowed increase, it expects the new rates to go into effect in January 2012.  See Note 6 to the Financial Statements for additional information.

Results of Operations

As previously noted, KU's results for the three and six months ended June 30, 2011 are on a basis of accounting different from its results for the three and six months ended June 30, 2010.  When discussing KU's results of operations for 2011, compared with 2010, material differences resulting from the different bases of accounting will be isolated for purposes of comparability.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.  Due to weather, revenue and earnings are generally highest during the first and third quarters and lowest in the second quarter.

Earnings

Net Income for the periods ended June 30 was:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
	Successor	Predecessor		Successor	Predecessor

Operating Revenues	$365	$350	4	$771	$730	6
Fuel	124	119	4	254	245	4
Energy purchases	25	42	(40)	60	96	(38)
Other operation and maintenance	100	81	23	184	157	17
Depreciation	47	34	38	92	68	35
Taxes, other than income	4	3	33	9	6	50
Total Operating Expenses	300	279	8	599	572	5
Other Income (Expense) – net		(2)	(100)	1	1
Interest Expense	17	20	(15)	35	40	(13)
Income Taxes	18	18		50	44	14
Net Income	$30	$31	(3)	$88	$75	17

The changes in the components of Net Income for the periods ended June 30, 2011 and 2010 were due to the following factors as provided in the table below.

	Three Months	Six Months

Margin	$19	$55
Other revenue	(1)
Other operation and maintenance	(14)	(21)
Depreciation	(9)	(17)
Taxes, other than income	(1)	(3)
Other income (expense) – net	2
Interest Expense	3	5
Income Taxes		(6)
Total	$(1)	$13

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance expense was primarily due to higher steam expenses, which resulted from higher boiler and burner maintenance costs, increased scope of scheduled outages and E.W. Brown Flue Gas Desulfurization expenses totaling $11 million and $20 million for the three and six-month periods.

•
Higher depreciation was primarily due to E.W. Brown Flue Gas Desulfurization equipment placed in-service in June 2010, resulting in a $4 million and $7 million increase for the three and six-month periods.  In addition, TC2 commenced dispatch in January 2011, resulting in a further increase of $5 million and $12 million for the three and six-month periods.

•	Higher pre-tax book income resulted in higher income tax of $7 million for the six-month period.

Outlook

KU expects higher retail revenues and lower financing costs in 2011 compared to 2010 due the issuance in late 2010 of first mortgage bonds that KU used to repay higher cost debt, partially offset by higher depreciation.  Retail revenues are expected to increase as a result of the Kentucky rate case and recoveries associated with environmental investments.  Depreciation is expected to increase due to commencing dispatch of TC2 in January 2011.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Business," and "Risk Factors" in KU's 2011 Registration Statement for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margin

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margin." Margin is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margin is a single financial performance measure of KU's operations. In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset. These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives. Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expenses and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  As a result, this measure represents the net revenues from KU's operations.  KU believes that Margin provides another criterion to make investment decisions. This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by KU for the periods ended June 30.

	2011 Three Months - Successor			2010 Three Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenue	$366	$(1)	$365	$350		$350
Operating Expenses
Fuel	124		124	119		119
Energy purchases	25		25	42		42
Other operation and maintenance	12	88	100	7	$74	81
Depreciation	12	35	47	8	26	34
Taxes, other than income		4	4		3	3
Total Operating Expenses	173	127	300	176	103	279
Total	$193	$(128)	$65	$174	$(103)	$71

	2011 Six Months - Successor			2010 Six Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenue	$771		$771	$730		$730
Operating Expenses
Fuel	254		254	245		245
Energy purchases	60		60	96		96
Other operation and maintenance	22	$162	184	16	$141	157
Depreciation	23	69	92	16	52	68
Taxes, other than income		9	9		6	6
Total Operating Expenses	359	240	599	373	199	572
Total	$412	$(240)	$172	$357	$(199)	$158

(a)	Represents amounts that are excluded from Margin.
(b)	As reported on the Condensed Statements of Income.

Changes in Non-GAAP Financial Measures

Margins were higher by $19 million and $55 million for the three and six months ended June 30, 2011, compared with the same periods in 2010.  The positive impact mainly resulted from a rate increase, which became effective August 1, 2010, partially offset by lower volumes.  The rate increase had a $21 million and $54 million impact on the three and six-month periods.  Lower volumes resulted from a 23% decrease in total cooling degree days for both the three and six month periods. Volumes for the six-month period were also impacted by a 6% decrease in heating degrees days.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Steam maintenance (a)	$9	$14
Steam operations (b)	2	6
Transmission		2
Distribution maintenance (c)	2	(2)
Administrative and general	2	3
Other	4	4
Total	$19	$27

(a)	The increases for the three and six-month periods were due to higher boiler and burner maintenance costs along with an increase in the scope of scheduled outages.
(b)
The increases for the three and six-month periods were primarily because the E.W. Brown Flue Gas Desulfurization equipment was not in-service until June 2010, coupled with increases in scrubber reactant expenses and other consumables.

(c)
The decrease for the six-month period was primarily the result of $6 million of 2009 storm restoration expenses moved to a regulatory asset in 2011, as these costs will be recovered in rates. This decrease was offset by the cost of a Hazardous Tree removal project initiated in August 2010, which also impacted the change for the three month period.

Depreciation

Changes in depreciation for the three and six months ended June 30, 2011, compared with the same periods in 2010 were due to:

	Three Months	Six Months

TC2 (dispatch began in January 2011)	$5	$12
E.W. Brown Flue Gas Desulfurization equipment (placed in-service in June 2010)	4	7
Other	4	5
Total	$13	$24

Interest Expense

Changes in interest expense for the periods ended June 30, 2011, compared with 2010 were due to:

	Three Months	Six Months

Interest rates (a)	$(5)	$(9)
Debt balances (b)	1	3
Other	1	1
Total	$(3)	$(5)

(a)	Interest rates on the first mortgage bonds were lower than the rates on the Fidelia loans, which were replaced.
(b)	KU's debt principal balance was $169 million higher as of June 30, 2011 compared to June 30, 2010.

Income Taxes

There were no changes in income taxes for the three months ended June 30, 2011, compared with the same period in 2010. Changes in income taxes for the six months ended June 30, 2011, compared with the same period in 2010 were due to:

Six Months

Higher pre-tax book income	$7
Other	(1)
Total	$6

Financial Condition

Liquidity and Capital Resources

KU had the following at:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$7	$3

The $4 million increase in KU's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $181 million;
•	a net decrease in short-term debt of $10 million;
•	capital expenditures of $97 million; and
•	$68 million of common stock dividends.

KU's cash provided by operating activities increased by $26 million for the six months ended June 30, 2011, compared with the same period in 2010, primarily due to:

•	an increase in net income of $13 million adjusted for depreciation of $24 million, defined benefit plans - expense of $7 million and deferred income taxes and investment tax credits of $20 million;
•
a decrease in fuel of $18 million, which was driven by higher volumes in 2010 in preparation for the commercial operation of TC2 originally expected in mid-2010 along with an increase in consumption due to the dispatch of TC2 beginning in January 2011; and

•	a decrease in cash outflows related to the fuel adjustment clause of $6 million in 2011 as compared with 2010 due to a decrease in fuel and power purchase expenses in 2011; partially offset by
•
a net increase in working capital from accounts receivable, accounts payable and unbilled revenue of $11 million due to the timing of cash payments, partially offset by the timing of cash receipts and milder weather (fewer cooling degree days) in June 2011 as compared with June 2010;

•	the timing of ECR collections of $28 million; and
•	an increase in discretionary defined benefit plan contributions of $29 million made in order to achieve KU's long-term funding requirements.

Credit Facilities

At June 30, 2011, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a)	$400			$400
Letter of Credit Facility (b)	198		$198

(a)
In June 2011, KU amended its Syndicated Credit Facility such that the fees and the spread to benchmark interest rates for borrowings depend upon KU's senior secured long-term debt rating rather than the senior unsecured debt rating.

(b)
In April 2011, KU entered into a new $198 million letter of credit facility that has been used to issue letters of credit to support outstanding tax-exempt bonds.  The facility matures in April 2014. In August  2011, KU amended its letter of credit facility such that the fees depend upon KU's senior secured long-term debt rating rather than the senior unsecured debt rating.

The commitments under KU's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 19% of the total committed capacity available to KU.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $400 million at market-based rates (based on highly rated commercial paper issues).  At June 30, 2011, there was no balance outstanding. At December 31, 2010, $10 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

See Note 7 to the Financial Statements for further discussion of KU's credit facilities.

Long-term Debt Securities

At June 30, 2011, KU's tax-exempt revenue bonds that are in the form of auction rate securities and total $96 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the six months ended June 30, 2011, the weighted-average rate on KU's auction rate bonds in total was 0.32%.

Since June 30, 2011, there have been $1.5 billion of issuances and $1.5 billion of retirements of KU's First Mortgage Bonds related to the non-cash exchange of bonds.  In April 2011, KU filed a 2011 Registration Statement with the SEC related to offers to exchange securities issued in November 2010 in transactions not registered under the Securities Act of 1933 with similar but registered securities.  The 2011 Registration Statement became effective in June 2011 and the exchanges were completed in July 2011, with substantially all securities being exchanged.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of KU.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of KU are based on information provided by KU and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of KU.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in KU's credit ratings could result in higher borrowing costs and reduced access to capital markets.

In KU's 2011 Registration Statement, KU described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, KU is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to KU's ratings, but without stating what ratings have been assigned to KU's securities.  The ratings assigned by the rating agencies to KU and its securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of PPL's then-pending acquisition of WPD Midlands in March 2011, the rating agencies took the following actions:

•	Moody's affirmed the ratings for KU;
•	S&P revised the outlook for KU and lowered the issuer, senior secured and short-term ratings of KU; and
•	Fitch affirmed the ratings for KU.

In April 2011, S&P took the following actions following the completion of PPL's acquisition of WPD Midlands:

•	revised the outlook for KU;
•	raised the short-term ratings of KU; and
•	affirmed the long-term ratings for KU.

In May 2011, S&P downgraded the long-term rating of four series of pollution control bonds issued on behalf of KU by one notch in connection with the substitution of the letters of credit enhancing these four bonds.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2011.  At June 30, 2011, if KU's credit ratings had been below investment grade, the maximum amount that KU would have been required to post as additional collateral to counterparties was $9 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations.

Capital Expenditures

The table below shows KU's capital expenditure projections at June 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a)
Generating facilities	$77	$72	$60	$61	$79
Transmission and distribution facilities	116	119	150	143	139
Environmental (b)	152	407	472	382	367
Other	24	26	23	21	33
Total Construction Expenditures	$369	$624	$705	$607	$618

(a)	Construction expenditures include AFUDC, which is not expected to be significant for the years 2011 through 2015.
(b)
Includes $143 million of currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  KU expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

KU's capital expenditure projections for the years 2011 through 2015 total approximately $2.9 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for KU's environmental projects related to new and anticipated EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

For additional information, see "Liquidity and Capital Resources" in KU's 2011 Registration Statement.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about KU's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk

KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, KU is subject to commodity price risk for only a small portion of on-going business operations.  KU conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve KU's customers, and KU manages energy commodity risk using derivative instruments, including swaps and forward contracts.

The balance and change in the net fair value of KU's commodity derivative instruments for the three and six months ended June 30, 2011 and 2010 were not significant.

Interest Rate Risk

KU has issued debt to finance its operations, which exposes it to interest rate risk.  At June 30, 2011, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.  KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at June 30, 2011, would increase the fair value of its debt portfolio by $72 million.

KU had no interest rate hedges outstanding as of June 30, 2011.

Credit Risk

KU is exposed to potential losses as a result of nonperformance by counterparties of their contractual obligations.  KU maintains credit policies and procedures to limit counterparty credit risk including evaluating credit ratings and financial information along with having certain counterparties post margin if the credit exposure exceeds certain thresholds.
KU is exposed to potential losses as a result of nonpayment by customers. KU maintains an allowance for doubtful accounts primarily composed of accounts aged more than four months.  Accounts are written off as management determines them uncollectible.

Certain of KU's derivative instruments contain provisions that require it to provide immediate and on-going collateralization of derivative instruments in net liability positions based upon KU's credit ratings from each of the major credit rating agencies.  See Notes 13 and 14 to the Financial Statements for information regarding exposure and the risk management activities.

Related Party Transactions

KU is not aware of any material ownership interest or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with KU. See Note 11 to the Financial Statements for additional information on related party transactions between KU and affiliates.

Environmental Matters

Protection of the environment is a major priority for KU and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to KU's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or the demand for KU's services.  See "Business – Environmental Matters" in KU's 2011 Registration Statement and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, regulatory mechanisms, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," in KU's 2011 Registration Statement for a discussion of each critical accounting policy.

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in each Registrant's "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

PPL Corporation; PPL Energy Supply LLC; PPL Electric Utilities Corporation; LG&E and KU Energy LLC; Louisville Gas and Electric Company; and Kentucky Utilities Company

(a)           Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2011, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

PPL Corporation

PPL acquired Western Power Distribution East Midlands plc and Western Power Distribution West Midlands plc ("WPD Midlands") on April 1, 2011.  These companies are included in PPL's 2011 financial statements as of the date of the acquisition.  On a pro forma basis, WPD Midlands would have accounted for approximately 16% of PPL's net income for the six months ended June 30, 2011.  WPD Midlands represented 21% and 27% of PPL's consolidated total assets and net assets at June 30, 2011.  The internal control over financial reporting of WPD Midlands were excluded from a formal evaluation of effectiveness of PPL Corporation's disclosure controls and procedures.  This decision was based upon the significance of these companies to PPL, and the timing of integration efforts underway to transition WPD Midlands' processes, information technology systems and other components of internal control over financial reporting to the internal control structure of PPL.  PPL has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and PPL continues to assess the current internal control over financial reporting at WPD Midlands.  Risks related to the increased account balances are partially mitigated by PPL's expanded controls and PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provided management additional time for review and analysis of WPD Midlands’ results and their incorporation into PPL's consolidated financial statements.

(b)           Change in internal control over financial reporting.

PPL Corporation

PPL's principal executive officer and principal financial officer have concluded that the WPD Midlands acquisition created a material change to its internal control over financial reporting.  WPD Midlands is a significant subsidiary for PPL that will continue to operate under its pre-acquisition internal control over financial reporting for the remainder of 2011. PPL is transitioning the processes, information technology systems and other components of internal control over financial reporting of WPD Midlands to the internal control structure of PPL.  PPL has expanded its consolidation and disclosure controls and procedures related to its foreign activities to include the acquired companies, and PPL continues to assess the current internal control over financial reporting at WPD Midlands.  Risks related to the increased account balances are partially mitigated by PPL's expanded controls and PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provided management additional time for review and analysis of WPD Midlands' results and their incorporation into PPL's consolidated financial statements.  The aforementioned principal executive officer and principal financial officer have concluded that there were no other changes in the registrant's internal control over financial reporting during the registrant's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PPL Energy Supply LLC; PPL Electric Utilities Corporation; LG&E and KU Energy LLC; Louisville Gas and Electric Company; and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect the registrants' internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2010 Form 10-K and "Business – Legal Proceedings" in LKE's, LG&E's and KU's 2011 Registration Statement; and
•	Notes 6 and 10 of the registrants' "Combined Notes to Condensed Financial Statements (unaudited)" in Part I of this report.

Item 1A.  Risk Factors

PPL Corporation

The risk factors discussed below are related to PPL's April 1, 2011 acquisition of WPD Midlands, as described in Note 8 to the Financial Statements.  They should be read in conjunction with and update and supplement the risk factors disclosed in PPL's "Item 1A. Risk Factors" of the 2010 Form 10-K.

We have issued securities that contain provisions that could restrict our payment of dividends.

We and our subsidiaries currently have outstanding $2.6 billion principal amount of junior subordinated notes, and we and our subsidiaries may in the future issue additional junior subordinated notes or similar securities, that in certain circumstances, including the failure to pay current interest, would limit our ability to pay dividends on our common stock.  While we currently do not anticipate that any of these circumstances will occur, no assurance can be given that these circumstances will not occur in the future.

Risks Relating to the WPD Midlands Acquisition

The WPD Midlands acquisition may not achieve its intended results, including anticipated cost savings, efficiencies and other benefits.

Although we completed the WPD Midlands acquisition with the expectation that it will result in various benefits, including a significant amount of cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize these cost-savings or other benefits.  Achieving the anticipated benefits, including cost savings, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend.  Events outside of our control, including but not limited to regulatory changes or developments in the U.K., could also adversely affect our ability to realize the anticipated benefits from the WPD Midlands acquisition.  Thus the integration may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired businesses will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the acquisition will materialize.  In addition, we expect to incur additional costs and charges in connection with integrating the acquired businesses, including severance payments and other restructuring and transitional charges.  Additional unanticipated costs may also arise during the integration process.  The integration of the WPD (East Midlands) and WPD (West Midlands) businesses may place an additional burden on our management and internal resources, and the diversion of management's attention during the integration and restructuring process could have an adverse effect on our business, financial condition and expected operating results.

The WPD Midlands acquisition exposes us to additional risks and uncertainties with respect to the acquired businesses and their operations.

The WPD Midlands acquisition will rebalance our business mix to a greater percentage of regulated operations.  While we believe this should help mitigate our exposure to downturns in the wholesale power markets, it will increase our dependence on rate-of-return regulation.  Although we are already exposed to risks relating to rate-of-return regulation, the WPD Midlands acquisition will increase these risks.

The acquired businesses will generally be subject to risks similar to those that we are subject to in our existing U.K. businesses.  These include:

•
Under current regulation by Ofgem, our U.K. regulated businesses' allowed revenue is determined by the distribution price controls set out under the terms of their respective distribution licenses, and is typically set by Ofgem every five years.  The current price control period runs from April 1, 2010 to March 31, 2015.  Furthermore, our ability to earn additional revenue under Ofgem regulations is highly dependent on our ability to achieve certain operational efficiency, customer service and other incentives, and we can provide no assurance that we will be able to achieve such incentives.

•
There are various changes being contemplated by Ofgem to the current electricity distribution, gas transmission and gas distribution regulatory frameworks in the U.K. and there can be no assurance as to the effects such changes will have on our U.K. regulated businesses in the future, including the acquired businesses.  In particular, in October 2010, Ofgem announced a new regulatory framework that is expected to become effective in April 2015 for the electricity distribution sector in the U.K.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), focuses on sustainability, environmental-focused output measures, promotion of low carbon energy networks and financing of new investments.  The new regulatory framework is expected to have a wide-ranging effect on electricity distribution companies operating in the U.K., including changes to price controls and price review periods.  Our U.K. regulated businesses' compliance with this new regulatory framework may result in significant additional capital expenditures, increases in operating and compliance costs and adjustments to our pricing models.

•
Ofgem has formal powers to propose modifications to each distribution license.  We are not currently aware of any planned modification to any of our U.K. regulated businesses distribution licenses that would result in a material adverse effect to the U.K. regulated businesses and PPL.  There can, however, be no assurance that a restrictive modification will not be introduced in the future, which could have an adverse effect on the operations and financial condition of the U.K. regulated businesses and PPL.

•
A failure to operate our U.K. networks properly could lead to compensation payments or penalties, or a failure to make capital expenditures in line with agreed investment programs could lead to deterioration of the network.  While our U.K. regulated businesses' investment programs are targeted to maintain asset conditions over a five-year period and reduce customer interruptions and customer minutes lost over that period, no assurance can be provided that these regulatory requirements will be met.

•
A failure by any of our U.K. regulated businesses to comply with the terms of a distribution license may lead to the issuance of an enforcement order by Ofgem that could have an adverse impact on PPL.  Ofgem has powers to levy fines of up to 10 percent of revenue for any breach of a distribution license or, in certain circumstances, such as insolvency, the distribution license itself may be revoked.  Unless terminated in the circumstances mentioned above, a distribution license continues indefinitely until revoked by Ofgem following no less than 25 years' written notice.  Our U.K. regulated businesses have in place policies, systems and processes to help ensure compliance with their distribution licenses and relevant legislation.  While none of our U.K. regulated businesses are currently subject to any formal or informal investigation by Ofgem in relation to enforcement matters and we are not aware of any area of material non-compliance, there can be no guarantee that our regulated U.K. businesses will not be subject to investigation or enforcement action in the future.

•
We will be subject to increased foreign currency exchange rate risks because a greater portion of our cash flows and reported earnings will be generated by our U.K. business operations.  These risks relate primarily to changes in the relative value of the British pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed as future dividends to our shareholders.  In addition, our consolidated reported earnings on a U.S. GAAP basis may be subject to increased earnings translation risk, which is the result of the conversion of earnings as reported in our U.K. businesses on a British pound sterling basis to a U.S. dollar basis in accordance with U.S. GAAP requirements.

•
Environmental costs and liabilities associated with aspects of the acquired businesses may differ from those of our existing business, including with respect to our electricity distribution, gas transmission and certain former operations, as well as with governmental and other third party proceedings.

We have incurred and will in the future incur significant transaction and acquisition-related costs in connection with financing and integrating the WPD Midlands acquisition.

We have incurred significant non-recurring costs associated with the WPD Midlands acquisition.  Significant additional expenses will likely be incurred to complete the restructuring of WPD (East Midlands) and WPD (West Midlands) in order to achieve the operational efficiencies and other benefits expected to result in enhanced financial returns from those businesses.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Except as noted below for PPL Energy Supply, there have been no material changes in PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2010 Form 10-K or in "Risk Factors" in LKE's, LG&E's and KU's 2011 Registration Statement.

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  As a result, PPL Energy Supply is no longer subject to "Risks Related to International Regulated Segment."

Item 5. Other Information

PPL Corporation

At PPL's Annual Meeting of Shareowners held on May 18, 2011, a majority of the votes cast by shareowners voted, on an advisory basis, to hold an advisory vote to approve executive compensation every year. In line with this recommendation by its shareowners, PPL will include an advisory shareowner vote on executive compensation in its proxy materials every year until the next required advisory vote on the frequency of shareowner votes on executive compensation, which will occur no later than PPL's Annual Meeting of Shareowners in 2017.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1(a)	-	Final Terms of WPD West Midlands £800,000,000 5.75 per cent Notes due 2032 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)
1(b)	-	Final Terms of WPD East Midlands £600,000,000 5.25 per cent Notes due 2023 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)
1(c)	-	Final Terms of WPD East Midlands £100,000,000 Index Linked Notes due 2043 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 2, 2011)
4(a)	-
Trust Deed, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)

4(b)	-
Agency Agreement, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited and HSBC Bank plc (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)

4(c)	-
Supplemental Indenture No. 11, dated as of July 1, 2011, made and entered into by PPL Electric Utilities Corporation and The Bank of New York Mellon, as Trustee, under the Indenture dated as of August 1, 2001 (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated July 13, 2011)

4(d)
Supplemental Indenture No. 12, dated as of July 1, 2011, made and entered into by PPL Electric Utilities Corporation and The Bank of New York Mellon, as Trustee, under the Indenture dated as of August 1, 2001 (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

*10(a)	-
Amendment No. 1, dated as of June 13, 2011, to the Revolving Credit Agreement dated as of November 1, 2010 among Kentucky Utilities Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(b)	-
Amendment No. 1, dated as of June 13, 2011, to the Revolving Credit Agreement dated as of November 1, 2010 among Louisville Gas and Electric Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(c)	-
Amendment No. 5, dated as of July 26, 2011, to the Credit and Security Agreement dated as of August 5, 2008 by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

*10(d)	-
Amendment No. 1, dated as of August 2, 2011, to the Letter of Credit Agreement dated as of April 29, 2011 among Kentucky Utilities Company, as Borrower, the Lenders from time to time party thereto, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, as Administrative Agent and Lender and Sumitomo Mitsui Banking Corporation, New York Branch, as Issuing Lender and Lender

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2011, filed by the following officers for the following companies:

*31(a)	-	James H. Miller for PPL Corporation
*31(b)	-	Paul A. Farr for PPL Corporation
*31(c)	-	James H. Miller for PPL Energy Supply, LLC
*31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
*31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
*31(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation
*31(g)	-	Victor A. Staffieri for LG&E and KU Energy LLC
*31(h)	-	S. Bradford Rives for LG&E and KU Energy LLC
*31(i)	-	Victor A. Staffieri for Louisville Gas and Electric Company
*31(j)	-	S. Bradford Rives for Louisville Gas and Electric Company
*31(k)	-	Victor A. Staffieri for Kentucky Utilities Company
*31(l)	-	S. Bradford Rives for Kentucky Utilities Company

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2011, furnished by the following officers for the following companies:

*32(a)	-	James H. Miller for PPL Corporation
*32(b)	-	Paul A. Farr for PPL Corporation
*32(c)	-	James H. Miller for PPL Energy Supply, LLC
*32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
*32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
*32(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation
*32(g)	-	Victor A. Staffieri for LG&E and KU Energy LLC
*32(h)	-	S. Bradford Rives for LG&E and KU Energy LLC
*32(i)	-	Victor A. Staffieri for Louisville Gas and Electric Company
*32(j)	-	S. Bradford Rives for Louisville Gas and Electric Company

*32(k)	-	Victor A. Staffieri for Kentucky Utilities Company
*32(l)	-	S. Bradford Rives for Kentucky Utilities Company

**101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company
**101.SCH	-
XBRL Taxonomy Extension Schema for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

**101.CAL	-
XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

**101.DEF	-
XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

**101.LAB	-
XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

**101.PRE	-
XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

** - XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 5, 2011	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)
LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: August 5, 2011	/s/ S. Bradford Rives
S. Bradford Rives Chief Financial Officer
(Principal Financial Officer)