Form 10-Q
period 2011-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2011-11-08
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $.01 par value, 578,298,607 shares outstanding at October 31, 2011.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2011.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2011.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2011.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Table of Contents

This combined Form 10-Q is separately filed by the following individual registrants:  PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf, and no registrant makes any representation as to information relating to any other registrant, except that information under "Forward-Looking Information" relating to PPL Corporation subsidiaries is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, LKE and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL that transmits and distributes electricity in its Pennsylvania service area and provides electric supply to retail customers in this area as a PLR.

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

i

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

2011 Registration Statement(s) - refers to the registration statements on Form S-4 filed with the SEC by each of LKE (Registration No. 333-173665) on April 21, 2011, LG&E (Registration No 333-173676) on April 22, 2011 and KU (Registration No. 333-173675) on April 22, 2011, each as amended by Amendment No. 1 filed with the SEC on May 26, 2011 and effective June 1, 2011.

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

AFUDC - Allowance for Funds Used During Construction, the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction costs.

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

CPCN - Certificate of Public Convenience and Necessity.  A license given to a public utility by the KPSC to build and own transmission and other gas and electricity infrastructure.

CSAPR - Cross State Air Pollution Rule, the CSAPR implements Clean Air Act requirements concerning the transport of air pollution from power plants across state boundaries.  The CSAPR replaces the 2005 CAIR, which the U.S. Court of Appeals for the D.C. Circuit ordered the EPA to revise in 2008.  The court allowed CAIR to remain in place temporarily while the EPA worked to finalize the replacement rule.

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

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSM - Demand Side Management.  Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM plans proposed by any utility under its jurisdiction.  Proposed DSM mechanisms may seek full recovery of DSM programs and revenues lost by implementing those programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective DSM programs.  The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

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

E.W. Brown - a generating station in Kentucky with capacity of 1,631 MW.  LG&E and KU are participants in a sale-leaseback transaction involving two combustion turbines at the station.

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

IRP - Integrated Resource Plan.  Pursuant to Kentucky Administrative Regulation 807 5:058, Kentucky electric utilities are required to file triennially an IRP with the KPSC.  The filing is to provide the utilities' load forecasts and resource plans to meet future demand with an adequate and reliable supply of electricity at the lowest possible cost for all customers while satisfying all related state and federal laws and regulations.

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

NGCC - Natural gas-fired combined-cycle turbine.

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

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply to retail customers within its delivery area who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contracts - refers collectively to the 2010 and 2011 Purchase Contracts.

v

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

Rev. Proc(s). - Revenue Procedure(s), an official published statement by the IRS of a matter of procedural importance to both taxpayers and the IRS concerning administration of the tax laws.

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

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax, environmental, healthcare or pension-related legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases by PPL Electric at the PUC or the FERC; by LG&E at the KPSC; by KU at the KPSC, VSCC, TRA or the FERC; or by WPD at Ofgem in the U.K.;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues
Utility	$1,675	$732	$4,695	$2,438
Unregulated retail electric and gas	189	116	517	321
Wholesale energy marketing
Realized	907	1,192	2,677	3,782
Unrealized economic activity (Note 14)	216	52	229	(190)
Net energy trading margins	(7)	(20)	14	(4)
Energy-related businesses	140	107	387	311
Total Operating Revenues	3,120	2,179	8,519	6,658

Operating Expenses
Operation
Fuel	603	322	1,492	810
Energy purchases
Realized	362	386	1,467	2,132
Unrealized economic activity (Note 14)	176	300	49	418
Other operation and maintenance	735	366	2,041	1,229
Depreciation	252	127	697	376
Taxes, other than income	90	56	238	181
Energy-related businesses	135	100	368	288
Total Operating Expenses	2,353	1,657	6,352	5,434

Operating Income	767	522	2,167	1,224

Other Income (Expense) - net	37	(26)	(2)	(18)

Other-Than-Temporary Impairments	5		6	3

Interest Expense	240	171	678	413

Income from Continuing Operations Before Income Taxes	559	325	1,481	790

Income Taxes	110	19	429	152

Income from Continuing Operations After Income Taxes	449	306	1,052	638

Income (Loss) from Discontinued Operations (net of income taxes)		(53)	2	(38)

Net Income	449	253	1,054	600

Net Income Attributable to Noncontrolling Interests	5	5	13	17

Net Income Attributable to PPL Corporation	$444	$248	$1,041	$583

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$444	$301	$1,039	$621
Income (Loss) from Discontinued Operations (net of income taxes)		(53)	2	(38)
Net Income	$444	$248	$1,041	$583

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Corporation Common Shareowners:
Basic	$0.76	$0.62	$1.91	$1.49
Diluted	$0.76	$0.62	$1.91	$1.49
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.76	$0.51	$1.92	$1.40
Diluted	$0.76	$0.51	$1.91	$1.40

Dividends Declared Per Share of Common Stock	$0.350	$0.350	$1.050	$1.050

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	577,595	482,552	541,135	414,068
Diluted	578,054	482,762	541,480	414,287

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,054	$600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	697	387
Amortization	180	156
Defined benefit plans - expense	165	72
Deferred income taxes and investment tax credits	403	(179)
Impairment of assets	13	118
Unrealized (gains) losses on derivatives, and other hedging activities	(190)	595
Provision for Montana hydroelectric litigation	10	62
Other	87	54
Change in current assets and current liabilities
Accounts receivable	(134)	(93)
Accounts payable	(164)	74
Unbilled revenues	236	37
Prepayments	286	(48)
Counterparty collateral	(273)	169
Taxes	(64)	45
Regulatory assets and liabilities, net	96	(31)
Accrued interest	111	56
Other	(9)	26
Other operating activities
Defined benefit plans - funding	(565)	(371)
Other assets	(22)	(31)
Other liabilities	(71)	(2)
Net cash provided by operating activities	1,846	1,696
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,685)	(980)
Proceeds from the sale of certain non-core generation facilities	381
Proceeds from the sale of the Long Island generation business		124
Acquisition of WPD Midlands	(5,763)
Purchases of nuclear plant decommissioning trust investments	(144)	(93)
Proceeds from the sale of nuclear plant decommissioning trust investments	134	83
Proceeds from the sale of other investments	163
Net (increase) decrease in restricted cash and cash equivalents	(51)	78
Other investing activities	(74)	(52)
Net cash provided by (used in) investing activities	(7,039)	(840)
Cash Flows from Financing Activities
Issuance of long-term debt	5,245	1,750
Retirement of long-term debt	(708)
Issuance of common stock	2,281	2,425
Payment of common stock dividends	(543)	(397)
Redemption of preferred stock of a subsidiary		(54)
Debt issuance and credit facility costs	(84)	(79)
Net increase (decrease) in short-term debt	(322)	(443)
Other financing activities	(65)	(16)
Net cash provided by (used in) financing activities	5,804	3,186
Effect of Exchange Rates on Cash and Cash Equivalents	(25)	10
Net Increase (Decrease) in Cash and Cash Equivalents	586	4,052
Cash and Cash Equivalents at Beginning of Period	925	801
Cash and Cash Equivalents at End of Period	$1,511	$4,853

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$1,511	$925
Short-term investments	16	163
Restricted cash and cash equivalents	62	28
Accounts receivable (less reserve: 2011, $42; 2010, $55)
Customer	753	652
Other	122	90
Unbilled revenues	664	789
Fuel, materials and supplies	633	643
Prepayments	166	435
Price risk management assets	1,393	1,918
Other intangibles	22	70
Assets held for sale		374
Regulatory assets	19	85
Other current assets	51	16
Total Current Assets	5,412	6,188

Investments
Nuclear plant decommissioning trust funds	594	618
Other investments	77	75
Total Investments	671	693

Property, Plant and Equipment
Regulated utility plant	22,865	15,994
Less: accumulated depreciation - regulated utility plant	3,419	3,037
Regulated utility plant, net	19,446	12,957
Non-regulated property, plant and equipment
Generation	10,395	10,165
Nuclear fuel	620	578
Other	521	403
Less: accumulated depreciation - non-regulated property, plant and equipment	5,609	5,440
Non-regulated property, plant and equipment, net	5,927	5,706
Construction work in progress	1,549	2,160
Property, Plant and Equipment, net (a)	26,922	20,823
Other Noncurrent Assets
Regulatory assets	1,277	1,180
Goodwill (Note 15)	4,196	1,761
Other intangibles (a)	1,074	966
Price risk management assets	726	655
Other noncurrent assets	678	571
Total Other Noncurrent Assets	7,951	5,133

Total Assets	$40,956	$32,837

(a)
At September 30, 2011 and December 31, 2010, includes $419 million and $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt	$428	$694
Long-term debt	502	502
Accounts payable	1,120	1,028
Taxes	109	134
Interest	294	166
Dividends	207	174
Price risk management liabilities	805	1,144
Counterparty collateral	65	338
Regulatory liabilities	83	109
Other current liabilities	927	925
Total Current Liabilities	4,540	5,214

Long-term Debt	17,675	12,161

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,451	2,563
Investment tax credits	273	237
Price risk management liabilities	508	470
Accrued pension obligations	1,027	1,496
Asset retirement obligations	479	435
Regulatory liabilities	1,020	1,031
Other deferred credits and noncurrent liabilities	867	752
Total Deferred Credits and Other Noncurrent Liabilities	7,625	6,984

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	5
Additional paid-in capital	6,795	4,602
Earnings reinvested	4,547	4,082
Accumulated other comprehensive loss	(500)	(479)
Total PPL Corporation Shareowners' Common Equity	10,848	8,210
Noncontrolling Interests	268	268
Total Equity	11,116	8,478

Total Liabilities and Equity	$40,956	$32,837

(a)	780,000 shares authorized; 577,844 and 483,391 shares issued and outstanding at September 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Corporation Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

June 30, 2011	577,265	$6	$6,774	$4,306	$(435)	$268	$10,919
Common stock issued (b)	579		16				16
Stock-based compensation			5				5
Net income				444		5	449
Dividends, dividend equivalents
and distributions (d)				(203)		(5)	(208)
Other comprehensive
income (loss)					(65)		(65)
September 30, 2011	577,844	$6	$6,795	$4,547	$(500)	$268	$11,116

December 31, 2010	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478
Common stock issued (b)	94,453	1	2,328				2,329
Purchase Contracts (c)			(141)				(141)
Stock-based compensation			6				6
Net income				1,041		13	1,054
Dividends, dividend equivalents
and distributions (d)				(576)		(13)	(589)
Other comprehensive
income (loss)					(21)		(21)
September 30, 2011	577,844	$6	$6,795	$4,547	$(500)	$268	$11,116

June 30, 2010	482,188	$5	$4,553	$3,818	$(439)	$268	$8,205
Common stock issued (b)	625		16				16
Purchase Contracts (c)			10				10
Stock-based compensation			3				3
Net income				248		5	253
Dividends, dividend equivalents,
redemptions and distributions (d)				(169)		(5)	(174)
Other comprehensive
income (loss)					279		279
September 30, 2010	482,813	$5	$4,582	$3,897	$(160)	$268	$8,592

December 31, 2009	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (b)	105,630	1	2,474				2,475
Purchase Contracts (c)			(176)				(176)
Stock-based compensation			4				4
Net income				583		17	600
Dividends, dividend equivalents,
redemptions and distributions (d)				(435)		(68)	(503)
Other comprehensive
income (loss)					377		377
September 30, 2010	482,813	$5	$4,582	$3,897	$(160)	$268	$8,592

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)
The nine months ended September 30, 2011 includes the April issuance of 92 million shares of common stock.  See Note 7 for additional information.  The nine months ended September 30, 2010 includes the June issuance of 103.5 million shares of common stock.  The 2011 and 2010 periods include shares of common stock issued through various stock and incentive compensation plans.

(c)
The nine months ended September 30, 2011 include $123 million for the 2011 Purchase Contracts and $18 million of related fees and expenses, net of tax.  See Note 7 for additional information.  The three months ended September 30, 2010 includes the recording of a deferred tax benefit for the issuance costs related to the 2010 Purchase Contracts.  The nine months ended September 30, 2010 include $157 million for the 2010 Purchase Contracts and $19 million of related fees and expenses, net of tax.

(d)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests, for which the nine months ended September 30, 2010 includes $54 million paid to redeem PPL Electric's preferred stock.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$449	$253	$1,054	$600

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of ($2), $1, ($1), $0	(4)	81	156	(79)
Available-for-sale securities, net of tax of $28, ($22), $15, ($12)	(26)	19	(13)	12
Qualifying derivatives, net of tax of ($19), ($96), ($30), ($244)	41	134	48	360
Equity investees' other comprehensive income (loss), net of
tax of $0, $0, $0, $0			(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($14), $0, ($14)		17		17
Net actuarial gain (loss), net of tax of $0, $11, $0, ($20)	1	(17)	1	63
Transition obligation, net of tax of $0, ($4), $0, ($4)		7		7
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $0, $5, $2	2	1	(6)	(3)
Qualifying derivatives, net of tax of $57, ($15), $163, $23	(94)	26	(252)	(41)
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0, $0			3
Defined benefit plans:
Prior service costs, net of tax of ($2), ($2), ($5), ($6)	2	2	7	9
Net actuarial loss, net of tax of ($4), ($4), ($14), ($10)	13	9	36	30
Transition obligation, net of tax of $0, $0, $0, ($1)				2
Total other comprehensive income (loss) attributable to PPL
Corporation	(65)	279	(21)	377

Comprehensive income (loss)	384	532	1,033	977
Comprehensive income attributable to noncontrolling interests	5	5	13	17

Comprehensive income (loss) attributable to PPL Corporation	$379	$527	$1,020	$960

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues
Wholesale energy marketing
Realized	$907	$1,192	$2,677	$3,782
Unrealized economic activity (Note 14)	216	52	229	(190)
Wholesale energy marketing to affiliate	5	71	15	250
Unregulated retail electric and gas	190	116	518	321
Net energy trading margins	(7)	(20)	14	(4)
Energy-related businesses	130	97	354	278
Total Operating Revenues	1,441	1,508	3,807	4,437

Operating Expenses
Operation
Fuel	358	322	826	810
Energy purchases
Realized	161	159	701	1,289
Unrealized economic activity (Note 14)	176	300	49	418
Energy purchases from affiliate	1	1	3	2
Other operation and maintenance	208	213	741	765
Depreciation	62	59	181	176
Taxes, other than income	18	12	50	34
Energy-related businesses	130	95	350	269
Total Operating Expenses	1,114	1,161	2,901	3,763

Operating Income	327	347	906	674

Other Income (Expense) - net	2	6	20	17

Other-Than-Temporary Impairments	5		6	3

Interest Income from Affiliates	2	1	6	3

Interest Expense	52	48	150	150

Income from Continuing Operations Before Income Taxes	274	306	776	541

Income Taxes	104	93	305	178

Income from Continuing Operations After Income Taxes	170	213	471	363

Income (Loss) from Discontinued Operations (net of income taxes)		53	2	189

Net Income	170	266	473	552

Net Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Attributable to PPL Energy Supply	$169	$265	$472	$551

Amounts Attributable to PPL Energy Supply:
Income from Continuing Operations After Income Taxes	$169	$212	$470	$362
Income (Loss) from Discontinued Operations (net of income taxes)		53	2	189
Net Income	$169	$265	$472	$551

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$473	$552
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	182	274
Amortization	96	109
Defined benefit plans - expense	26	41
Deferred income taxes and investment tax credits	226	(235)
Impairment of assets	13	118
Unrealized (gains) losses on derivatives, and other hedging activities	(155)	602
Provision for Montana hydroelectric litigation	10	62
Other	19	47
Change in current assets and current liabilities
Accounts receivable	(43)	43
Accounts payable	(163)	(31)
Unbilled revenues	116	(45)
Taxes	61	112
Counterparty collateral	(273)	169
Other	31	80
Other operating activities
Defined benefit plans - funding	(136)	(293)
Other assets	(31)	(64)
Other liabilities	(12)	54
Net cash provided by operating activities	440	1,595
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(499)	(707)
Proceeds from the sale of certain non-core generation facilities	381
Proceeds from the sale of the Long Island generation business		124
Expenditures for intangible assets	(45)	(60)
Purchases of nuclear plant decommissioning trust investments	(144)	(93)
Proceeds from the sale of nuclear plant decommissioning trust investments	134	83
Net (increase) decrease in restricted cash and cash equivalents	(36)	76
Other investing activities	7	9
Net cash provided by (used in) investing activities	(202)	(568)
Cash Flows from Financing Activities
Issuance of long-term debt		600
Retirement of long-term debt	(250)
Contributions from member	361	3,525
Distributions to member	(209)	(512)
Cash included in net assets of subsidiary distributed to member	(325)
Net increase (decrease) in short-term debt	(100)	(443)
Other financing activities	(1)	(10)
Net cash provided by (used in) financing activities	(524)	3,160
Effect of Exchange Rates on Cash and Cash Equivalents		10
Net Increase (Decrease) in Cash and Cash Equivalents	(286)	4,197
Cash and Cash Equivalents at Beginning of Period	661	245
Cash and Cash Equivalents at End of Period	$375	$4,442

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$375	$661
Restricted cash and cash equivalents	53	19
Accounts receivable (less reserve: 2011, $2; 2010, $20)
Customer	204	225
Other	29	24
Unbilled revenues	300	486
Accounts receivable from affiliates	124	124
Fuel, materials and supplies	293	297
Prepayments	17	89
Price risk management assets	1,366	1,907
Other intangibles	6	11
Assets held for sale		374
Other current assets	1	11
Total Current Assets	2,768	4,228

Investments
Nuclear plant decommissioning trust funds	594	618
Other investments	38	37
Total Investments	632	655

Property, Plant and Equipment (Note 8)
Regulated utility plant		4,269
Less: accumulated depreciation - regulated utility plant		888
Regulated utility plant, net		3,381
Non-regulated property, plant and equipment
Generation	10,399	10,169
Nuclear fuel	620	578
Other	242	314
Less: accumulated depreciation - non-regulated property, plant and equipment	5,506	5,401
Non-regulated property, plant and equipment, net	5,755	5,660
Construction work in progress	634	594
Property, Plant and Equipment, net (a)	6,389	9,635

Other Noncurrent Assets
Goodwill (Note 8)	86	765
Other intangibles (a) (Note 8)	384	464
Price risk management assets	675	651
Other noncurrent assets	379	398
Total Other Noncurrent Assets	1,524	2,278

Total Assets	$11,313	$16,796

(a)
At September 30, 2011 and December 31, 2010, includes $419 million and $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt	$250	$531
Long-term debt	500	500
Accounts payable	359	592
Accounts payable to affiliates	10	43
Taxes	127	119
Interest	60	110
Price risk management liabilities	735	1,112
Counterparty collateral	65	338
Other current liabilities	439	624
Total Current Liabilities	2,545	3,969

Long-term Debt (Note 8)	2,525	5,089

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,266	1,548
Investment tax credits	123	81
Price risk management liabilities	455	438
Accrued pension obligations (Note 8)	178	619
Asset retirement obligations	345	332
Other deferred credits and noncurrent liabilities	192	211
Total Deferred Credits and Other Noncurrent Liabilities	2,559	3,229

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,666	4,491
Noncontrolling interests	18	18
Total Equity	3,684	4,509

Total Liabilities and Equity	$11,313	$16,796

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

June 30, 2011	$3,434	$18	$3,452
Net income	169	1	170
Other comprehensive income (loss)	(55)		(55)
Contributions from member	193		193
Distributions	(75)	(1)	(76)
September 30, 2011	$3,666	$18	$3,684

December 31, 2010	$4,491	$18	$4,509
Net income	472	1	473
Other comprehensive income (loss)	(161)		(161)
Contributions from member	361		361
Distributions	(209)	(1)	(210)
Distribution of membership interest in PPL Global (a)	(1,288)		(1,288)
September 30, 2011	$3,666	$18	$3,684

June 30, 2010	$8,168	$18	$8,186
Net income	265	1	266
Other comprehensive income (loss)	332		332
Distributions	(148)	(1)	(149)
September 30, 2010	$8,617	$18	$8,635

December 31, 2009	$4,568	$18	$4,586
Net income	551	1	552
Other comprehensive income (loss)	485		485
Contributions from member	3,525		3,525
Distributions	(512)	(1)	(513)
September 30, 2010	$8,617	$18	$8,635

(a)	See Note 8 for additional information.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$170	$266	$473	$552

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $0, $1, $0, $0		81		(79)
Available-for-sale securities, net of tax of $28, ($22), $15, ($12)	(26)	19	(13)	12
Qualifying derivatives, net of tax of ($27), ($147), ($48), ($337)	39	207	68	492
Defined benefit plans:
Prior service costs, net of tax of $0, ($9), $0, ($9)		12		12
Net actuarial gain (loss), net of tax of $0, $7, $0, ($24)	1	(13)	1	67
Transition obligation, net of tax of $0, ($3), $0, ($3)		6		6
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $0, $5, $2	2	1	(6)	(3)
Qualifying derivatives, net of tax of $50, ($2), $153, $36	(73)	9	(220)	(59)
Equity investee's other comprehensive (income) loss, net of
tax of $0, $0, $0, $0			3
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($3), ($4)	1	1	3	6
Net actuarial loss, net of tax of ($1), ($4), ($2), ($10)	1	9	3	29
Transition obligation, net of tax of $0, ($1), $0, ($1)				2
Total other comprehensive income (loss) attributable to
PPL Energy Supply	(55)	332	(161)	485

Comprehensive income (loss)	115	598	312	1,037
Comprehensive income attributable to noncontrolling interests	1	1	1	1

Comprehensive income (loss) attributable to PPL Energy Supply	$114	$597	$311	$1,036

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues
Retail electric	$454	$570	$1,444	$1,901
Electric revenue from affiliate	1	1	9	5
Total Operating Revenues	455	571	1,453	1,906

Operating Expenses
Operation
Energy purchases	171	229	591	848
Energy purchases from affiliate	5	71	15	250
Other operation and maintenance	146	126	402	377
Depreciation	38	34	108	101
Taxes, other than income	26	32	83	108
Total Operating Expenses	386	492	1,199	1,684

Operating Income	69	79	254	222

Other Income (Expense) - net	2		3	3

Interest Income from Affiliate	1		1	1

Interest Expense	26	24	74	74

Income Before Income Taxes	46	55	184	152

Income Taxes	14	15	56	47

Net Income	32	40	128	105

Distributions on Preferred Securities	4	4	12	16

Net Income Available to PPL Corporation	$28	$36	$116	$89

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$128	$105
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	108	101
Amortization	5	(15)
Defined benefit plans - expense	13	16
Deferred income taxes and investment tax credits	9	52
Other	2	5
Change in current assets and current liabilities
Accounts receivable	(5)	(34)
Accounts payable	(105)	(15)
Unbilled revenues	53	82
Prepayments	58	(71)
Regulatory assets and liabilities	95	(31)
Taxes	19	(11)
Other	(7)	(7)
Other operating activities
Defined benefit plans - funding	(102)	(49)
Other assets	(1)	22
Other liabilities	(9)	(23)
Net cash provided by (used in) operating activities	261	127

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(357)	(251)
Other investing activities	4	(2)
Net cash provided by (used in) investing activities	(353)	(253)

Cash Flows from Financing Activities
Issuance of long-term debt	645
Retirement of long-term debt	(458)
Contributions from parent	56	55
Redemption of preferred stock		(54)
Payment of common stock dividends to parent	(76)	(49)
Distributions on preferred securities	(12)	(13)
Other financing activities	(6)	(1)
Net cash provided by (used in) financing activities	149	(62)

Net Increase (Decrease) in Cash and Cash Equivalents	57	(188)
Cash and Cash Equivalents at Beginning of Period	204	485
Cash and Cash Equivalents at End of Period	$261	$297

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$261	$204
Accounts receivable (less reserve: 2011, $17; 2010, $17)
Customer	270	268
Other	10	24
Accounts receivable from affiliates	36	8
Unbilled revenues	81	134
Materials and supplies	47	47
Prepayments	78	136
Regulatory assets	3	63
Other current assets	23	4
Total Current Assets	809	888

Property, Plant and Equipment
Regulated utility plant	5,751	5,494
Less: accumulated depreciation - regulated utility plant	2,206	2,123
Regulated utility plant, net	3,545	3,371
Other, net	2	2
Construction work in progress	219	177
Property, Plant and Equipment, net	3,766	3,550

Other Noncurrent Assets
Regulatory assets	663	592
Intangibles	153	147
Other noncurrent assets	81	76
Total Other Noncurrent Assets	897	815

Total Assets	$5,472	$5,253

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Accounts payable	$145	$221
Accounts payable to affiliates	43	73
Taxes	42	23
Interest	20	17
Regulatory liabilities	46	18
Other current liabilities	97	126
Total Current Liabilities	393	478

Long-term Debt	1,718	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	998	932
Accrued pension obligations	166	259
Regulatory liabilities	13	14
Other deferred credits and noncurrent liabilities	144	154
Total Deferred Credits and Other Noncurrent Liabilities	1,321	1,359

Commitments and Contingent Liabilities (Notes 6 and 10)

Shareowners' Equity
Preferred securities	250	250
Common stock - no par value (a)	364	364
Additional paid-in capital	935	879
Earnings reinvested	491	451
Total Equity	2,040	1,944

Total Liabilities and Equity	$5,472	$5,253

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preferred	Common	paid-in	Earnings
	(a)	securities	stock	capital	reinvested	Total

June 30, 2011	66,368	$250	$364	$879	$487	$1,980
Net income (b)					32	32
Capital contributions from PPL				56		56
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(24)	(24)
September 30, 2011	66,368	$250	$364	$935	$491	$2,040

December 31, 2010	66,368	$250	$364	$879	$451	$1,944
Net income (b)					128	128
Capital contributions from PPL				56		56
Cash dividends declared on preferred securities					(12)	(12)
Cash dividends declared on common stock					(76)	(76)
September 30, 2011	66,368	$250	$364	$935	$491	$2,040

June 30, 2010	66,368	$250	$364	$879	$420	$1,913
Net income (b)					40	40
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(9)	(9)
September 30, 2010	66,368	$250	$364	$879	$447	$1,940

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income (b)					105	105
Redemption of preferred stock (c)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(13)	(13)
Cash dividends declared on common stock					(49)	(49)
September 30, 2010	66,368	$250	$364	$879	$447	$1,940

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	PPL Electric's net income approximates comprehensive income.
(c)	In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Operating Revenues	$736	$719	$2,140	$2,035

Operating Expenses
Operation
Fuel	245	250	666	668
Energy purchases	32	39	179	200
Other operation and maintenance	187	177	566	509
Depreciation	84	73	249	211
Taxes, other than income	10	5	28	19
Total Operating Expenses	558	544	1,688	1,607

Operating Income	178	175	452	428

Other Income (Expense) - net		31	(1)	17

Interest Expense	36	6	108	19

Interest Expense with Affiliate		39		118

Income from Continuing Operations Before Income Taxes	142	161	343	308

Income Taxes	52	59	125	112

Income from Continuing Operations After Income Taxes	90	102	218	196

Income (Loss) from Discontinued Operations (net of income taxes)	(1)		(1)	(2)

Net Income	$89	$102	$217	$194

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2011	2010
	Successor	Predecessor
Cash Flows from Operating Activities
Net income	$217	$194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	249	211
Defined benefit plans - expense	38	55
Deferred income taxes and investment tax credits	206	83
Unrealized (gains) losses on derivatives		14
Regulatory asset for previously recorded losses on interest rate swaps		(22)
Other	(9)	(2)
Change in current assets and current liabilities
Accounts receivable	2	(31)
Accounts payable	(28)	(33)
Unbilled revenues	58	22
Fuel, materials and supplies	30	(14)
Regulatory assets		11
Income tax receivable	40	15
Other current assets	5	9
Regulatory liabilities		(17)
Other current liabilities	21	7
Other operating activities
Defined benefit plans - funding	(159)	(54)
Regulatory liabilities		(20)
Discontinued operations		27
Change in smelter contract liability		(45)
Other assets	6	(35)
Other liabilities	(2)	35
Net cash provided by operating activities	674	410
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(287)	(326)
Proceeds from sales of discontinued operations		21
Proceeds from the sale of other investments	163
Net (increase) decrease in notes receivable from affiliates	8
Net (increase) decrease in restricted cash and cash equivalents	(11)
Net cash provided by (used in) investing activities	(127)	(305)
Cash Flows from Financing Activities
Issuance of short-term debt with affiliate		825
Retirement of short-term debt with affiliate		(575)
Net increase (decrease) in notes payable with affiliates		(94)
Issuance of long-term debt with affiliate		50
Retirement of long-term debt with affiliate		(250)
Issuance of long-term debt	250
Net increase (decrease) in short-term debt	(163)
Debt issuance and credit facility costs	(6)
Distributions to member	(469)	(62)
Net cash provided by (used in) financing activities	(388)	(106)
Net Increase (Decrease) in Cash and Cash Equivalents	159	(1)
Cash and Cash Equivalents at Beginning of Period	11	7
Cash and Cash Equivalents at End of Period	$170	$6

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$170	$11
Short-term investments		163
Accounts receivable (less reserve: 2011, $17; 2010, $17)
Customer	154	160
Other	11	33
Unbilled revenues	112	170
Accounts receivable from affiliates	1	2
Fuel, materials and supplies	268	298
Notes receivable from affiliates	53	61
Income tax receivable		40
Deferred income taxes	96	66
Regulatory assets	16	22
Other intangibles	15	58
Other current assets	26	26
Total Current Assets	922	1,110

Investments	32	31

Property, Plant and Equipment
Regulated utility plant	7,344	6,230
Less: accumulated depreciation - regulated utility plant	211	31
Regulated utility plant, net	7,133	6,199
Other, net	4	4
Construction work in progress	501	1,340
Property, Plant and Equipment, net	7,638	7,543

Other Noncurrent Assets
Regulatory assets	614	588
Goodwill	996	996
Other intangibles	324	356
Other noncurrent assets	106	94
Total Other Noncurrent Assets	2,040	2,034

Total Assets	$10,632	$10,718

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt		$163
Long-term debt	$2	2
Accounts payable	164	189
Accounts payable to affiliates	2	3
Customer deposits	46	46
Taxes	29	27
Regulatory liabilities	37	91
Other current liabilities	139	122
Total Current Liabilities	419	643

Long-term Debt	4,073	3,823

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	482	240
Investment tax credits	146	150
Accrued pension obligations	339	449
Asset retirement obligations	113	103
Regulatory liabilities	1,007	1,017
Price risk management liabilities	53	32
Other deferred credits and noncurrent liabilities	243	250
Total Deferred Credits and Other Noncurrent Liabilities	2,383	2,241

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	3,757	4,011

Total Liabilities and Equity	$10,632	$10,718

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

			Non-
	Member's		controlling
	Equity		interests	Total

June 30, 2011 - Successor	$3,991			$3,991
Net income	89			89
Distributions to member	(323)			(323)
September 30, 2011 - Successor	$3,757			$3,757

December 31, 2010 - Successor	$4,011			$4,011
Net income	217			217
Distributions to member	(469)			(469)
Other comprehensive income (loss)	(2)			(2)
September 30, 2011 - Successor	$3,757			$3,757

June 30, 2010 - Predecessor	$2,241			$2,241
Net income	102			102
Distributions to member	(25)			(25)
Disposal of discontinued operations	1			1
Other comprehensive income (loss)	9			9
September 30, 2010 - Predecessor	$2,328			$2,328

December 31, 2009 - Predecessor	$2,192		$32	$2,224
Net income	194			194
Distributions to member	(56)			(56)
Disposal of discontinued operations	(10)		(32)	(42)
Other comprehensive income (loss)	8			8
September 30, 2010 - Predecessor	$2,328	$		$2,328

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Net income	$89	$102	$217	$194

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Qualifying derivatives, net of tax of $0, ($9), $0, and ($7)		11		10
Equity investee's other comprehensive income (loss), net
of tax of $0, $1, $0, and $1	1	(2)		(2)
Reclassification to net income - (gains) losses, net of tax expense
(benefit):
Defined benefit plans:
Net actuarial loss, net of tax of $0, $0, $1, and $0	(1)		(2)
Total other comprehensive income (loss)		9	(2)	8

Comprehensive income (loss)	$89	$111	$215	$202

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Operating Revenues
Retail and wholesale	$323	$304	$974	$901
Electric revenue from affiliate	17	23	61	71
Total Operating Revenues	340	327	1,035	972

Operating Expenses
Operation
Fuel	98	104	265	277
Energy purchases	24	20	155	133
Energy purchases from affiliate	7	3	25	13
Other operation and maintenance	91	85	272	250
Depreciation	37	35	110	104
Taxes, other than income	5	3	14	11
Total Operating Expenses	262	250	841	788

Operating Income	78	77	194	184

Other Income (Expense) - net		29		17

Interest Expense	11	5	34	14

Interest Expense with Affiliate		6		20

Income Before Income Taxes	67	95	160	167

Income Taxes	24	35	58	60

Net Income	$43	$60	$102	$107

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2011	2010
	Successor	Predecessor
Cash Flows from Operating Activities
Net income	$102	$107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	110	104
Defined benefit plans - expense	24	17
Deferred income taxes and investment tax credits	38	30
Unrealized (gains) losses on derivatives		14
Regulatory asset for previously recorded losses on interest rate swaps		(22)
Other	3	1
Change in current assets and current liabilities
Accounts receivable	12	(12)
Accounts payable	(16)	(5)
Unbilled revenues	39	14
Fuel, materials and supplies	16	(11)
Other current assets	2	(4)
Regulatory liabilities		(25)
Other current liabilities	13	(2)
Other operating activities
Defined benefit plans - funding	(68)	(24)
Regulatory liabilities		(11)
Other assets		(6)
Other liabilities	(1)	(3)
Net cash provided by operating activities	274	162
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(122)	(108)
Proceeds from the sale of assets to affiliate		48
Proceeds from the sale of other investments	163
Net (increase) decrease in restricted cash and cash equivalents	(11)
Net cash provided by (used in) investing activities	30	(60)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(12)	(48)
Net increase (decrease) in short-term debt	(163)
Debt issuance and credit facility costs	(1)
Payment of common stock dividends to parent	(55)	(55)
Net cash provided by (used in) financing activities	(231)	(103)
Net Increase (Decrease) in Cash and Cash Equivalents	73	(1)
Cash and Cash Equivalents at Beginning of Period	2	5
Cash and Cash Equivalents at End of Period	$75	$4

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$75	$2
Short-term investments		163
Accounts receivable (less reserve: 2011, $2; 2010, $2)
Customer	69	70
Other	5	13
Unbilled revenues	42	81
Accounts receivable from affiliates	11	30
Fuel, materials and supplies	146	162
Regulatory assets	10	13
Other intangibles	9	36
Other current assets	14	13
Total Current Assets	381	583

Property, Plant and Equipment
Regulated utility plant	2,899	2,600
Less: accumulated depreciation - regulated utility plant	91	17
Regulated utility plant, net	2,808	2,583
Construction work in progress	192	385
Property, Plant and Equipment, net	3,000	2,968

Other Noncurrent Assets
Regulatory assets	390	367
Goodwill	389	389
Other intangibles	170	181
Other noncurrent assets	40	31
Total Other Noncurrent Assets	989	968

Total Assets	$4,370	$4,519

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt		$163
Notes payable with affiliates		12
Accounts payable	$81	100
Accounts payable to affiliates	21	20
Customer deposits	23	23
Taxes	19	10
Regulatory liabilities	20	51
Other current liabilities	42	38
Total Current Liabilities	206	417

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	461	419
Investment tax credits	44	46
Accrued pension obligations	78	126
Asset retirement obligations	54	49
Regulatory liabilities	481	483
Price risk management liabilities	53	32
Other deferred credits and noncurrent liabilities	113	114
Total Deferred Credits and Other Noncurrent Liabilities	1,284	1,269

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,278	1,278
Earnings reinvested	66	19
Total Equity	1,768	1,721

Total Liabilities and Equity	$4,370	$4,519

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

June 30, 2011 - Successor	21,294	$424	$1,278	$36			$1,738
Net income				43			43
Cash dividends declared on common stock				(13)			(13)
September 30, 2011 - Successor	21,294	$424	$1,278	$66			$1,768

December 31, 2010 - Successor	21,294	$424	$1,278	$19			$1,721
Net income				102			102
Cash dividends declared on common stock				(55)			(55)
September 30, 2011 - Successor	21,294	$424	$1,278	$66			$1,768

June 30, 2010 - Predecessor	21,294	$424	$84	$772		$(13)	$1,267
Net income				60			60
Cash dividends declared on common stock				(25)			(25)
Other comprehensive income (loss)						13	13
September 30, 2010 - Predecessor	21,294	$424	$84	$807	$		$1,315

December 31, 2009 - Predecessor	21,294	$424	$84	$755		$(10)	$1,253
Net income				107			107
Cash dividends declared on common stock				(55)			(55)
Other comprehensive income (loss)						10	10
September 30, 2010 - Predecessor	21,294	$424	$84	$807	$		$1,315

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Net income	$43	$60	$102	$107

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Qualifying derivatives, net of tax of $0, ($8), $0, and ($7)		13		10
Total other comprehensive income (loss)		13		10

Comprehensive income (loss)	$43	$73	$102	$117

The accompanying Notes to the Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Operating Revenues
Retail and wholesale	$413	$413	$1,166	$1,133
Electric revenue from affiliate	7	3	25	13
Total Operating Revenues	420	416	1,191	1,146

Operating Expenses
Operation
Fuel	147	146	401	391
Energy purchases	8	19	24	67
Energy purchases from affiliate	17	23	61	71
Other operation and maintenance	90	83	274	240
Depreciation	47	38	139	106
Taxes, other than income	5	2	14	8
Total Operating Expenses	314	311	913	883

Operating Income	106	105	278	263

Other Income (Expense) - net		1	1	2

Interest Expense	18	2	53	5

Interest Expense with Affiliate		18		55

Income Before Income Taxes	88	86	226	205

Income Taxes	32	32	82	76

Net Income	$56	$54	$144	$129

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2011	2010
	Successor	Predecessor
Cash Flows from Operating Activities
Net income	$144	$129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	139	106
Defined benefit plans - expense	19	11
Deferred income taxes and investment tax credits	78	42
Other	(14)	(3)
Change in current assets and current liabilities
Accounts receivable	(3)	(14)
Accounts payable	(16)	11
Unbilled revenues	19	8
Fuel, materials and supplies	14	(3)
Regulatory assets		18
Other current assets		2
Other current liabilities	11	6
Other operating activities
Defined benefit plans - funding	(46)	(17)
Other assets	7	13
Other liabilities		(9)
Net cash provided by operating activities	352	300
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(161)	(218)
Purchases of assets from affiliate		(48)
Net cash provided by (used in) investing activities	(161)	(266)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(10)	16
Debt issuance and credit facility costs	(2)
Payment of common stock dividends to parent	(88)	(50)
Net cash provided by (used in) financing activities	(100)	(34)
Net Increase (Decrease) in Cash and Cash Equivalents	91
Cash and Cash Equivalents at Beginning of Period	3	2
Cash and Cash Equivalents at End of Period	$94	$2

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$94	$3
Accounts receivable (less reserve: 2011, $3; 2010, $6)
Customer	85	90
Other	5	20
Unbilled revenues	70	89
Accounts receivable from affiliates	2	12
Fuel, materials and supplies	122	136
Regulatory assets	6	9
Other intangibles	6	22
Other current assets	17	15
Total Current Assets	407	396

Investments	31	30

Property, Plant and Equipment
Regulated utility plant	4,446	3,630
Less: accumulated depreciation - regulated utility plant	120	14
Regulated utility plant, net	4,326	3,616
Construction work in progress	308	955
Property, Plant and Equipment, net	4,634	4,571

Other Noncurrent Assets
Regulatory assets	224	221
Goodwill	607	607
Other intangibles	154	175
Other noncurrent assets	59	58
Total Other Noncurrent Assets	1,044	1,061

Total Assets	$6,116	$6,058

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Notes payable with affiliates		$10
Accounts payable	$75	67
Accounts payable to affiliates	24	45
Customer deposits	23	23
Taxes	20	25
Regulatory liabilities	17	40
Other current liabilities	54	41
Total Current Liabilities	213	251

Long-term Debt	1,841	1,841

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	456	376
Investment tax credits	102	104
Accrued pension obligations	83	113
Asset retirement obligations	59	54
Regulatory liabilities	526	534
Other deferred credits and noncurrent liabilities	89	94
Total Deferred Credits and Other Noncurrent Liabilities	1,315	1,275

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,348	2,348
Earnings reinvested	91	35
Total Equity	2,747	2,691

Total Liabilities and Equity	$6,116	$6,058

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2011 and December 31, 2010.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

June 30, 2011 - Successor	37,818	$308	$2,348	$55		$(1)	$2,710
Net income (b)				56			56
Cash dividends declared on common stock				(20)			(20)
Other comprehensive income (loss)						1	1
September 30, 2011 - Successor	37,818	$308	$2,348	$91	$		$2,747

December 31, 2010 - Successor	37,818	$308	$2,348	$35			$2,691
Net income (b)				144			144
Cash dividends declared on common stock				(88)			(88)
September 30, 2011 - Successor	37,818	$308	$2,348	$91			$2,747

June 30, 2010 - Predecessor	37,818	$308	$316	$1,403			$2,027
Net income (b)				54			54
Cash dividends declared on common stock				(50)			(50)
Other comprehensive income (loss)						$(2)	(2)
September 30, 2010 - Predecessor	37,818	$308	$316	$1,407		$(2)	$2,029

December 31, 2009 - Predecessor	37,818	$308	$316	$1,328			$1,952
Net income (b)				129			129
Cash dividends declared on common stock				(50)			(50)
Other comprehensive income (loss)						$(2)	(2)
September 30, 2010 - Predecessor	37,818	$308	$316	$1,407		$(2)	$2,029

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.
(b)	KU's net income approximates comprehensive income.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2010 is derived from that Registrant's 2010 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in the 2010 Form 10-K (in the case of PPL and PPL Electric), in the Form 8-K dated June 24, 2011 (in the case of PPL Energy Supply), or the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU).  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011 or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2011 financial statements.

(PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary, PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  See Note 8 for additional information.  As PPL is consolidating WPD Midlands on a one-month lag, three and five months of WPD Midlands' operating results are included in PPL's results of operations for the three and nine months ended September 30, 2011 with no comparable amounts for the same periods in 2010.  See Note 2 for additional information regarding PPL's consolidation policy.

In November 2010, PPL completed the acquisition of LKE.  See Notes 1 and 10 in PPL's 2010 Form 10-K for additional information.  LKE's operating results for the three and nine months ended September 30, 2011 are included in PPL's results of operations with no comparable amounts for the same periods in 2010.

(LKE, LG&E and KU)

LKE's, LG&E's and KU's financial statements and accompanying footnotes have been segregated to present pre-acquisition activity as the "Predecessor" and post-acquisition activity as the "Successor."  Predecessor activity covers the time period prior to November 1, 2010.  Successor activity covers the time period after October 31, 2010.  Certain accounting and presentation methods were changed to acceptable alternatives in the Successor financial statements to conform to PPL's accounting policies, which are discussed in the annual financial statements included in LKE's, LG&E's and KU's 2011 Registration Statements.  The cost bases of certain assets and liabilities were changed as of November 1, 2010 as a result of the application of push-down accounting.  Consequently, the financial position, results of operations and cash flows for the Successor period are not comparable to the Predecessor period.

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

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following accounting policy disclosures represent updates to Note 1 in the 2010 Form 10-K (in the case of PPL and PPL Electric), in the Form 8-K dated June 24, 2011 (in the case of PPL Energy Supply), or in the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU) and should be read in conjunction with those disclosures.

General

Business and Consolidation (PPL)

As noted above, on April 1, 2011, PPL, through its indirect, wholly owned subsidiary, PPL WEM, completed the acquisition of WPD Midlands.  PPL consolidates WPD, including WPD Midlands, on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.  See Note 8 for additional information.

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

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers (including PPL Electric's affiliate, PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During the three and nine months ended September 30, 2011, PPL Electric purchased $219 million and $671 million of accounts receivable from unaffiliated third parties and $74 million and $194 million from its affiliate, PPL EnergyPlus.  During the three and nine months ended September 30, 2010, PPL Electric purchased $203 million and $428 million of accounts receivable from unaffiliated third parties and $66 million and $157 million from its affiliate, PPL EnergyPlus.

New Accounting Guidance Adopted (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

No new accounting guidance has been adopted during the three or nine months ended September 30, 2011.  See Note 18 for a discussion of new accounting guidance pending adoption.

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

(PPL)

PPL includes the results of PPL Global in the International Regulated segment.  This includes the operating results and assets of WPD Midlands since the acquisition date, April 1, 2011, on a one-month lag.  See Note 8 for additional information regarding the acquisition.

The Kentucky Regulated and International Regulated segments include certain acquisition-related costs and financing activities associated with the acquisitions of LKE and WPD Midlands.

Financial data for the segments for the periods ended September 30 are:

	Three Months		Nine Months
	2011	2010	2011	2010
PPL
Income Statement Data
Revenues from external customers
Kentucky Regulated	$736		$2,140
International Regulated	493	$172	1,138	$563
Pennsylvania Regulated	454	570	1,444	1,901
Supply (a)	1,437	1,437	3,797	4,194
Total	$3,120	$2,179	$8,519	$6,658

Intersegment electric revenues
Pennsylvania Regulated	$1	$1	$9	$5
Supply (b)	5	71	15	250

Net Income Attributable to PPL
Kentucky Regulated	$78		$184
International Regulated	138	$93	231	$227
Pennsylvania Regulated	28	36	116	89
Supply (a) (d)	200	153	510	320
Unallocated Costs (e)		(34)		(53)
Total	$444	$248	$1,041	$583

PPL Energy Supply
Income Statement Data
Revenues from external customers
Supply (a)	$1,441	$1,508	$3,807	$4,437

Net Income
International Regulated (c)		$106		$227
Supply (a) (d)	$169	159	$472	324
Total	$169	$265	$472	$551

	PPL		PPL Energy Supply
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010

Balance Sheet Data
Assets
Kentucky Regulated (f)	$10,304	$10,318
International Regulated	13,513	4,800		$4,800
Pennsylvania Regulated	5,385	5,189
Supply (f)	11,754	12,530	$11,313	11,996
Total assets	$40,956	$32,837	$11,313	$16,796

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	See "PLR Contracts/Purchase of Accounts Receivable" in Note 11 for a discussion of the basis of accounting between reportable segments.
(c)	Reported in Discontinued Operations. See Note 8 for additional information.
(d)
In April 2011, during the PPL Susquehanna Unit 2 refueling and generation uprate outage, a planned inspection of the Unit 2 turbine revealed cracks in certain of its low pressure turbine blades.  As a precaution, PPL Susquehanna also took Unit 1 out of service in mid-May to inspect that unit's turbine blades.  This inspection revealed cracked blades similar to those found in Unit 2.  Replacement of these blades was completed, significantly extending these outages.  The after-tax earnings impact, including reduced energy sales margins and repair expense for both units was $63 million for the nine months ended September 30, 2011.

(e)	Represents LKE acquisition-related costs and 2010 Bridge Facility financing costs.
(f)	A portion of the goodwill related to the 2010 LKE acquisition has been attributed to PPL's Supply segment.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method.  In 2011 and 2010, these securities included stock options, performance units granted under incentive compensation plans and the 2010 Purchase Contract component of the 2010 Equity Units.  Additionally, in 2011, these securities included the 2011 Purchase Contract component of the 2011 Equity Units.  The 2011 Purchase Contracts will be dilutive under the treasury stock method if the average VWAP of PPL's common stock for a certain period exceeds approximately $30.99.  The 2010 Purchase Contracts will be dilutive under the treasury stock method if the average VWAP of PPL's common stock for a certain period exceeds $28.80.  The 2011 and 2010 Purchase Contracts were excluded from the diluted EPS calculations because they did not meet this criteria during the three and nine months ended September 30, 2011 and 2010.  Subject to antidilution adjustments at September 30, 2011, the maximum number of shares issuable to settle the Purchase Contracts was 103,372,695 shares, including 86,552,565 shares that could be issued under standard provisions of the Purchase Contracts and 16,820,130 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.  See Note 7 for additional information on the 2011 Equity Units.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months			Nine Months
	2011		2010	2011	2010
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL		$444	$301	$1,039	$621
Less amounts allocated to participating securities		2	1	4	2
Income from continuing operations after income taxes available to PPL
common shareowners		$442	$300	$1,035	$619

Income (loss) from discontinued operations (net of income taxes) available
to PPL	$		$(53)	$2	$(38)

Net income attributable to PPL		$444	$248	$1,041	$583
Less amounts allocated to participating securities		2	1	4	2
Net income available to PPL common shareowners		$442	$247	$1,037	$581

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS		577,595	482,552	541,135	414,068
Add incremental non-participating securities:
Stock options and performance units		459	210	345	219
Weighted-average shares - Diluted EPS		578,054	482,762	541,480	414,287

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes		$0.76	$0.62	$1.91	$1.49
Income (loss) from discontinued operations (net of income taxes)			(0.11)	0.01	(0.09)
Net Income		$0.76	$0.51	$1.92	$1.40

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes		$0.76	$0.62	$1.91	$1.49
Income (loss) from discontinued operations (net of income taxes)			(0.11)		(0.09)
Net Income		$0.76	$0.51	$1.91	$1.40
For the periods ended September 30 the following options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
(Shares in thousands)	2011	2010	2011	2010

Stock options	4,473	5,194	5,377	4,844
Performance units	3		3	61

During the three and nine months ended September 30, 2011, PPL issued 17,311 and 410,283 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 561,918 and 1,741,827 shares of common stock related to its DRIP during the three and nine months ended September 30, 2011.  PPL also issued 301,319 shares related to its ESOP during the nine months ended September 30, 2011.

See Note 7 for information on the April 2011 issuance of common stock and 2011 Equity Units.

5.  Income Taxes

Reconciliations of income tax expense for the periods ended September 30 are:

(PPL)

	Three Months		Nine Months
	2011	2010	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$196	$114	$518	$277
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	17	47	32
State valuation allowance adjustments (a)			11	(8)
Impact of lower U.K. income tax rates	(12)	(8)	(31)	(15)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	(10)	(8)	(25)	(14)
Federal and state tax reserve adjustments (c)	4	(52)	1	(59)
Foreign tax reserve adjustments (d)	2	24	2	46
Domestic manufacturing deduction (e)		(12)		(24)
Health Care Reform (f)				8
Foreign losses resulting from restructuring (d)		(27)		(52)
Enactment of the U.K.'s Finance Act of 2011 and 2010 (g)	(69)	(19)	(69)	(19)
Federal income tax credits	(4)	(4)	(11)	(8)
Amortization of investment tax credit	(2)		(6)	(2)
Depreciation not normalized (a)	(1)	(1)	(7)	(1)
Nondeductible acquisition-related costs (h)	1		9
Other	(3)	(5)	(10)	(9)
Total increase (decrease)	(86)	(95)	(89)	(125)
Total income taxes from continuing operations	$110	$19	$429	$152

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL adjusted its deferred tax valuation allowances for Pennsylvania net operating losses by $11 million in the first quarter of 2011.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.
(b)	During the three and nine months ended September 30, 2011, PPL recorded a $7 million and $21 million federal income tax benefit related to U.K. pension contributions.
(c)
In 1997, the U.K. imposed a Windfall Profits Tax on privatized utilities, including WPD.  In September 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that the U.K. Windfall Profits Tax is a creditable tax for U.S. tax purposes.  As a result and with the finalization of other issues, PPL recorded a $42 million tax benefit which impacted federal and state income tax reserves and related deferred income taxes during the third quarter of 2010.  In January 2011, the IRS appealed the U.S. Tax Court's decision to the U.S. Court of Appeals for the Third Circuit.

In July 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that street lighting assets of PPL Electric are depreciable for tax purposes over seven years.  As a result, PPL recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.

See "Tax Litigation" below for additional information.
(d)
During the three and nine months ended September 30, 2010, PPL recorded $27 million and $52 million in foreign tax benefits and related adjustments to foreign tax reserves of $24 and $46 million in conjunction with losses resulting from restructuring in the U.K.  These losses offset tax on a deferred gain from a prior year sale of WPD's supply business.

(e)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated tax benefit related to the domestic manufacturing deduction in 2011.

(f)
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

(g)
The U.K.'s Finance Act of 2011, enacted in July 2011, included reductions in the U.K. statutory income tax rate.  The statutory income tax rate was reduced from 27% to 26% retroactive to April 1, 2011 and will be reduced from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2011 to comprehend both rate decreases.

The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate was reduced from 28% to 27%.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2010.

(h)
During the three and nine months ended September 30, 2011, PPL recorded nondeductible acquisition-related costs (primarily the U.K. stamp duty tax) associated with its acquisition of WPD Midlands.  See Note 8 for additional information on the acquisition.

PPL has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended September 30, 2011 by $18 million ($0.03 per share, basic and diluted).

(PPL Energy Supply)

	Three Months		Nine Months
	2011	2010	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$96	$107	$272	$189
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	15	38	27
State valuation allowance adjustments (a)			6
Federal and state tax reserve adjustments	1	(11)	2	(11)
Domestic manufacturing deduction (b)		(12)		(24)
Health Care Reform (c)				5
Federal income tax credits	(5)	(4)	(11)	(7)
Other	1	(2)	(2)	(1)
Total increase (decrease)	8	(14)	33	(11)
Total income taxes from continuing operations	$104	$93	$305	$178

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL Energy Supply adjusted its deferred tax valuation allowances for Pennsylvania net operating losses in the first quarter of 2011.

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

(PPL Electric)

	Three Months		Nine Months
	2011	2010	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$16	$19	$64	$53
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	3	9	7
Federal and state tax reserve adjustments (a)	(2)	(6)	(6)	(10)
Federal and state income tax return adjustments			(2)
Depreciation not normalized (b)	(1)	(1)	(6)	(1)
Other	(1)		(3)	(2)
Total increase (decrease)	(2)	(4)	(8)	(6)
Total income taxes	$14	$15	$56	$47

(a)
In July 2010, the U.S. Tax Court ruled in PPL Electric's favor in a pending dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL Electric recorded a $7 million tax benefit which impacted federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.  See "Tax Litigation" below for additional information.

(b)
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

(LKE)

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$50	$56	$120	$108
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	6	11	10
Other	(2)	(3)	(6)	(6)
Total increase (decrease)	2	3	5	4
Total income taxes from continuing operations	$52	$59	$125	$112

(LG&E)

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$23	$33	$56	$58
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	4	5	6
Other	(1)	(2)	(3)	(4)
Total increase (decrease)	1	2	2	2
Total income taxes	$24	$35	$58	$60

(KU)

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$31	$30	$79	$72
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	7	8
Other	(2)	(1)	(4)	(4)
Total increase (decrease)	1	2	3	4
Total income taxes	$32	$32	$82	$76

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2011	2010	2011	2010
PPL
Beginning of period	$250	$224	$251	$212
Additions based on tax positions of prior years	1		2	4
Reductions based on tax positions of prior years	(14)	(50)	(14)	(56)
Additions based on tax positions related to the current year	4	13	4	43
Reductions based on tax positions related to the current year	(1)	(1)	(3)	(6)
Settlements		(11)		(12)
Lapse of applicable statutes of limitation	(3)	(2)	(8)	(6)
Effects of foreign currency translation	(2)	5	3	(1)
End of period (a)	$235	$178	$235	$178

PPL Energy Supply
Beginning of period	$28	$142	$183	$124
Additions based on tax positions of prior years				2
Reductions based on tax positions of prior years		(43)		(47)
Additions based on tax positions related to the current year		13		43
Reductions based on tax positions related to the current year				(3)
Settlements				(1)
Derecognize unrecognized tax benefits (b)			(155)
Effects of foreign currency translation		5		(1)
End of period	$28	$117	$28	$117

	Three Months		Nine Months
	2011	2010	2011	2010
PPL Electric
Beginning of period	$56	$68	$62	$74
Additions based on tax positions of prior years				2
Reductions based on tax positions of prior years		(7)		(9)
Reductions based on tax positions related to the current year		(1)	(1)	(3)
Lapse of applicable statutes of limitation	(3)	(2)	(8)	(6)
End of period	$53	$58	$53	$58

(a)
Unrecognized tax benefits at September 30, 2011 include $146 million of U.K. capital losses related to positions previously recorded on U.K. income tax returns.  In October 2011, the U.K. tax authority accepted these capital loss positions.  As a result, in the fourth quarter of 2011, PPL expects to reverse this unrecognized tax benefit and expects to record a valuation allowance for this amount against the deferred tax asset that results from an increase in capital loss carry forwards.

(b)
Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant for the three and nine months ended September 30, 2011 and 2010.

At September 30, 2011, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$23	$216
PPL Energy Supply		26
PPL Electric	26	41

These potential changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At September 30, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were as follows.  The amounts for LKE, LG&E and KU were insignificant.

	2011	2010

PPL	$172	$116
PPL Energy Supply	12	102
PPL Electric	9	14

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for the Pennsylvania generation, transmission and distribution operations.  The same change was made for the Montana generation operations for 2009.

In August 2011, the IRS issued Rev. Procs. 2011-42 and 2011-43.  Rev. Proc. 2011-42 provides guidance regarding the use and evaluation of statistical samples and sampling estimates.  Rev. Proc. 2011-43 provides a safe harbor method of determining whether certain expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  No guidance was issued related to generation property.

If PPL adopts the safe harbor method of Rev. Proc. 2011-43, the amount of deductible versus capitalizable expenditures will likely be different from PPL's current method.  While PPL has not yet completed its analysis of this guidance, it does not believe any resulting adjustment to unrecognized tax benefits or income tax liabilities will have a significant impact on net income.

Tax Litigation (PPL and PPL Electric)

In January 2011, the IRS appealed, to the U.S. Court of Appeals for the Third Circuit, the U.S. Tax Court's decision that the 1997 U.K. Windfall Profits Tax (WPT) is a creditable tax for U.S. Federal income tax purposes.  In its decision, the Tax Court ruled on two issues: (1) the 1997 U.K. WPT imposed on all U.K. privatized utilities, including PPL's U.K. subsidiary, was creditable against the Company's U.S. income taxes; and (2) PPL Electric's street lighting assets could be depreciated for tax purposes over seven years as permitted for "property without a class life" instead of the 20-year depreciation recovery period argued by the IRS.  The IRS did not appeal the street lighting decision.  PPL filed its tax returns for 1997 and all intervening years on the basis that the WPT was creditable and that the appropriate tax depreciable life for its street lighting assets was seven years.  Therefore, the cash benefit resulting from these items has already been realized.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following tables provide information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010

Current Regulatory Assets:
Generation supply charge (a)		$45		$45
Universal service rider	$3	10	$3	10
Fuel adjustment clause	10	3
Other	6	27		8
Total current regulatory assets	$19	$85	$3	$63

Noncurrent Regulatory Assets:
Defined benefit plans	$586	$592	$256	$262
Taxes recoverable through future rates	270	254	270	254
Storm costs	132	129	6	7
Unamortized loss on debt	113	61	80	27
Interest rate swaps	66	43
Accumulated cost of removal of utility plant (b)	46	35	46	35
Coal contracts (c)	14	22
Other	50	44	5	7
Total noncurrent regulatory assets	$1,277	$1,180	$663	$592

Current Regulatory Liabilities:
Coal contracts (c)	$12	$46
Generation supply charge (a)	37		$37
ECR	8	12
PURTA tax	3	10	3	$10
DSM	10	10
Transmission service charge	1	8	1	8
Other	12	23	5
Total current regulatory liabilities	$83	$109	$46	$18

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$646	$623
Coal contracts (c)	188	213
Power purchase agreement - OVEC (c)	118	124
Net deferred tax assets	37	40
Act 129 compliance rider	13	14	$13	$14
Defined benefit plans	10	10
Other	8	7
Total noncurrent regulatory liabilities	$1,020	$1,031	$13	$14

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010

Current Regulatory Assets:
ECR		$5		$5
Coal contracts (c)	$1	5		1	$1	$4
Gas supply clause	5	4	$5	4
Fuel adjustment clause	10	3	5	3	5
Virginia fuel factor		5				5
Total current regulatory assets	$16	$22	$10	$13	$6	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$330	$330	$213	$213	$117	$117
Storm costs	126	122	67	65	59	57
Unamortized loss on debt	33	34	21	22	12	12
Interest rate swaps	66	43	66	43
Coal contracts (c)	14	22	6	8	8	14
Other	45	37	17	16	28	21
Total noncurrent regulatory assets	$614	$588	$390	$367	$224	$221

Current Regulatory Liabilities:
Coal contracts (c)	$12	$46	$8	$31	$4	$15
ECR	8	12	1		7	12
DSM	10	10	6	5	4	5
Other	7	23	5	15	2	8
Total current regulatory liabilities	$37	$91	$20	$51	$17	$40

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$646	$623	$284	$275	$362	$348
Coal contracts (c)	188	213	80	87	108	126
Power purchase agreement - OVEC (c)	118	124	82	86	36	38
Net deferred tax assets	37	40	32	34	5	6
Defined benefit plans	10	10			10	10
Other	8	7	3	1	5	6
Total noncurrent regulatory liabilities	$1,007	$1,017	$481	$483	$526	$534

(a)
PPL Electric's generation supply charge recovery mechanism moved from an undercollected status at December 31, 2010 to an overcollected status at September 30, 2011, reflecting the impacts of changes in customer billing cycles, the timing of rate reconciliation filings, the levels of customers choosing alternative energy suppliers and other factors.  Because customer rates are designed to collect the costs of PPL Electric's energy purchases to meet its PLR requirements, there is minimal impact on earnings.

(b)
The December 31, 2010 balance of accumulated cost of removal of utility plant was reclassified from "Accumulated depreciation - regulated utility plant" to noncurrent "Regulatory assets" on the Balance Sheets.  These costs will continue to be included in future rate proceedings.

(c)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

Environmental Upgrades

In order to achieve compliance with new and pending federal EPA regulations including CSAPR, National Ambient Air Quality Standards and the MACT rule, in June 2011, LG&E and KU filed ECR plans with the KPSC requesting approval to install environmental upgrades for their coal-fired plants and for recovery of the expected $2.5 billion in associated capital costs, as well as operating expenses, as incurred.  The ECR plans detail upgrades that will be made to certain of their coal-fired generating stations to continue to be compliant with EPA regulations.

LG&E requested $1.4 billion to modernize the sulfur dioxide scrubbers at the Mill Creek generating station as well as install fabric-filter baghouse systems for increased particulate and mercury control on all units at Mill Creek and for Unit 1 at Trimble County.  In its KPSC application, LG&E estimated the impact on rates to LG&E's electric customers to be an increase of 2.3% in 2012, growing to an increase of 19.2% by 2016.  KU requested $1.1 billion for upgrades that include fabric-filter baghouse systems for increased particulate and mercury control on units at the E.W. Brown and Ghent generating stations and the conversion of a wet storage facility to a dry landfill at the E.W. Brown generating station.  In its KPSC application, KU estimated the impact on rates to KU's electric customers to be an increase of 1.5% in 2012, growing to an increase of 12.2% by 2016.

Certain parties have been granted intervenor status in the ECR proceedings.  The KPSC issued a procedural schedule under which data discovery is expected to continue into the fourth quarter.  A KPSC order is anticipated to be issued in December 2011.  LG&E and KU cannot predict the outcome of these proceedings.

IRP

IRP regulations in Kentucky require major utilities to make triennial IRP filings with the KPSC.  In April 2011, LG&E and KU filed their 2011 joint IRP with the KPSC.  The IRP provides historical and projected demand, resource and financial data, and other operating performance and system information.  In May 2011, the KPSC issued a procedural schedule and data discovery will continue through the fourth quarter.  Pursuant to a December 2008 Order, KU filed the 2011 joint IRP with the VSCC in September 2011, with certain supplemental information as required by this Order.  The IRP assumes approximately 500 MW of peak demand reductions by 2017 through existing or expanded DSM or energy efficiency programs.  Implementation of the major findings of the IRP is subject to further analysis and decision-making and further regulatory approvals.

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run station site.  KU will own a 78% undivided interest, and LG&E will own a 22% undivided interest, in the new NGCC.  In addition, LG&E and KU also requested approval to purchase three additional natural gas combustion turbines from Bluegrass Generation Company, L.L.C. that are expected to provide up to 495 MW of peak generation supply (the Bluegrass Plant).  In conjunction with these developments, at the end of 2015 LG&E and KU anticipate retiring three coal-fired generating units at LG&E's Cane Run station and also coal-fired generating units at KU's Tyrone and Green River stations.  These generating stations represent 797 MW of combined summer capacity.

LG&E and KU anticipate that the NGCC construction and Bluegrass Plant acquisition could require up to $800 million (comprised of up to $300 million for LG&E and up to $500 million for KU) in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC and Bluegrass Plant acquisition were not included in the CPCN filing with the KPSC, but are expected to be included in a future base rate case filing.  The KPSC issued an Order on the procedural schedule in the CPCN filing that has discovery, but no hearing, scheduled through early February 2012.  A KPSC order on the CPCN filing is anticipated in the second quarter of 2012.

DSM/Energy Efficiency

In April 2011, LG&E and KU filed a DSM application to expand existing energy efficiency programs and implement new energy efficiency programs.  Discovery and evidentiary phases have been completed and a KPSC order is anticipated during the fourth quarter of 2011.  Any increase in rates will not be implemented until an order is issued by the KPSC.

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

Storm Costs (PPL, LKE and LG&E)

In August 2011, a strong storm hit LG&E's service area causing significant damage and widespread outages for approximately 139,000 customers.  LG&E filed an application with the KPSC in September 2011, requesting approval of a regulatory asset recorded to defer, for future recovery, $7 million in incremental operation and maintenance expenses related to the storm restoration.  The KPSC has issued a procedural schedule for discovery relating to the application during the fourth quarter.

Virginia Activities (PPL, LKE and KU)

Rate Case

In April 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers of $9 million, or 14%.  The proposed increase reflected a rate of return on rate base of 8%, based on a return on equity of 11%, inclusive of expenditures to complete TC2, all new sulfur dioxide scrubbers, recovery over five years of a 2009 storm regulatory asset and various other adjustments to revenue and expenses for the test year ended December 31, 2010.  In September 2011, a settlement stipulation was reached between KU and the VSCC Staff and filed with the VSCC for consideration.  In October 2011, the VSCC approved the stipulation with two modifications that were accepted by KU.  The VSCC issued an Order closing the proceeding in October 2011.  The approved annual revenue increase is $7 million with new base rates effective November 1, 2011.

Levelized Fuel Factor

In February 2011, KU filed an application with the VSCC seeking approval of an increase in its fuel cost factor beginning with service rendered in April 2011.  In March 2011, a hearing was held on KU's requested fuel factor and an Order was issued approving a revised fuel factor to be in effect beginning with service rendered on and after April 1, 2011, with recovery of the regulatory asset for prior period under-recoveries over a three-year period.

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

Pennsylvania Activities

(PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are exposed to significant penalties.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced overall electricity consumption of 1.0% by 2011 and 3.0% by 2013, and reduced peak demand of 4.5% for the 100 hours of highest demand by 2013.  To date, PPL Electric has met the 2011 requirement, subject to the PUC's verification.  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The plan includes 14 programs, all of which are voluntary for customers.  The plan includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement the plan.  In September 2010, PPL Electric filed its Program Year 1 Annual Report and Process Evaluation Report.  PPL Electric also filed a petition requesting permission to modify two components of its EE&C Plan.  The PUC issued its Final Order in January 2011, approving the changes proposed by PPL Electric and directing PPL Electric to re-file its plan to reflect all changes made since its initial approval.  In February 2011, PPL Electric filed the changes to its plan and in May 2011, the PUC approved those changes.

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations, and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  In compliance with the Order, in the third quarter of 2010, PPL Electric submitted a revised plan with a cost estimate of $38 million to be incurred over a five-year period, beginning in 2009, and filed a rider to recover these costs beginning January 1, 2011.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of its smart meter program.  In August 2011, PPL Electric filed with the PUC an annual report describing the actions it is taking under its smart meter plan in 2011 and will take in 2012.  PPL Electric also submitted proposed Smart Meter Rider charges to be effective January 1, 2012.

Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover the costs associated with a competitive procurement plan.

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

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market which will be conducted in two phases.  Phase one will address the status of the current retail market and explore potential changes.  Questions promulgated by the PUC for this phase of the investigation focus primarily on default service issues.  In June 2011, interested parties filed comments and the PUC held a hearing in this phase of the investigation.  In July 2011, the PUC entered an order initiating phase two of the investigation which will study how best to address issues identified by the PUC as being most relevant to improving the current retail electricity market. The PUC issued a tentative order in October 2011 addressing issues associated with the timing and various other details of EDCs' default service procurement plans.  Parties will have an opportunity to comment on that tentative order.  The PUC also has scheduled a hearing in this phase of the investigation in November 2011.  It is likely that investigation will not be completed before the end of the year.  PPL Electric cannot predict the outcome of the investigation.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation that would authorize the PUC to approve regulatory procedures and mechanisms to provide for more timely recovery of a utility's costs.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover certain capital costs and related operating expenses.  In October 2011, the legislation was passed by the Pennsylvania House of Representatives.  It will now be considered by the Pennsylvania Senate.  PPL Electric is working with other stakeholders to support passage of this legislation.

Unamortized Loss on Debt

As further discussed in Note 7, in July 2011 PPL Electric redeemed Senior Secured Bonds for $458 million, plus accrued interest.  The redemption premium and the unamortized financing costs of $59 million were recorded as a regulatory asset which will be amortized over the life of the replacement debt.

Storm Recovery

PPL Electric experienced several PUC-reportable storms during the three and nine months ended September 30, 2011 resulting in total restoration costs of $34 million and $59 million, of which $23 million and $39 million were recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric has storm insurance with a PPL affiliate, the costs associated with the unusually high number of PUC-reportable storms has exceeded policy limits.  Probable insurance recoveries recorded during the three and nine months ended September 30, 2011 were $12 million and $26.5 million, of which $7 million and $16 million were included in "Other operation and maintenance" on the Statement of Income.  In November 2011, PPL Electric filed with the PUC a request for permission to defer $15 to $20 million for future recovery of allowable storm-related costs.  At the time PPL Electric seeks recovery of any deferred amount, its claim will be based on the actual costs, net of insurance recoveries.  A regulatory asset, for the actual costs net of insurance recoveries, will be recorded at such time as an order is received from the PUC approving deferral of these costs.

In late October 2011, PPL Electric experienced significant damage to its transmission and distribution network from a severe snow storm.  The costs associated with the restoration efforts are still being determined and are not included in the amounts disclosed above. PPL Electric will evaluate such costs, when quantified, and will likely file with the PUC for permission to defer certain of the costs incurred to repair the distribution network for future recovery.  Costs incurred to repair the transmission network are recoverable through the FERC Formula Rate mechanism which is updated annually.

Transmission Service Charge Adjustment (PPL Electric)

During the three and nine months ended September 30, 2011, PPL Electric recorded a $7 million ($4 million after-tax) charge to "Retail electric" revenue on the Statement of Income to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.  PPL Electric plans to seek recovery with the PUC.  However, management cannot assert at the present time that it is probable that the previously recorded regulatory asset will be recovered.  The regulatory asset will be reinstated should the PUC approve recovery of these costs.  The impact of this charge was not material to any previously reported financial statements and is not expected to be material to the financial statements for the full year of 2011.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

In May 2010, PPL Electric initiated the 2010 Annual Update of its formula rate.  In November 2010, a group of municipal customers taking transmission service in PPL Electric's zone filed a preliminary challenge to the update, and in December 2010 they filed a formal challenge.  In January 2011, PPL Electric filed a motion to dismiss a number of the challenges and submitted responses to all of the challenges.  The group of municipal customers filed answers to PPL Electric's motion to dismiss and its responses to the formal challenge.  In August 2011, the FERC issued an order rejecting the formal challenge and accepting PPL Electric's 2010 Annual Update; the group of municipal customers filed a request for rehearing of that order.  In October 2011, the group of municipal customers filed a preliminary challenge to PPL Electric's 2011 Annual Update of its formula rate.  PPL Electric will attempt to resolve the issues raised in this preliminary challenge.  PPL Electric cannot predict the outcome of this proceeding which remains pending before the FERC.

International Activities (PPL)

U.K. Overhead Electricity Networks

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, the U.K. Government determined that the U.K. electricity network should comply with the issued guidance.  WPD estimates that the cost of compliance will be approximately $124 million.  The projected expenditures in the current regulatory period, April 1, 2010 through March 31, 2015, have been included in allowed revenues, and it is expected that expenditures beyond this five-year period (including WPD Midlands expenditures) will also be included in allowed revenues.  The U.K. Government has determined that WPD (South Wales) and WPD Midlands should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, the U.K. Government amended a regulation relating to safety and continuity of supply by adding an obligation which broadly requires, beginning January 31, 2009, network operators to implement a risk-based program to clear trees away from overhead lines.  WPD estimates that the cost of compliance will be approximately $205 million over a 25-year period.  The projected expenditures in the current regulatory period have been included in allowed revenues under the current price control review, and it is expected that expenditures beyond this five-year period will also be included in allowed revenues.

In addition to the above, WPD Midlands was not in compliance with earlier regulations pertaining to overhead line clearances as of the acquisition date.  WPD Midlands expects to incur costs through 2015 to comply with these requirements that are not included in allowed revenues under the current price control review.  In the three months ended September 30, 2011, WPD Midlands recorded a liability of $69 million associated with meeting these requirements as an opening balance sheet adjustment in accordance with accounting guidance for business combinations.  See Note 8 for additional information.

New U.K. Pricing Model

The electricity distribution subsidiaries of WPD operate under distribution licenses and price controls granted and set by Ofgem for each of the distribution subsidiaries.  The price control formula that governs allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs.  The price control formula is normally determined every five years.  Ofgem completed its review in December 2009 that became effective April 1, 2010 and will continue through March 31, 2015.

In October 2010, Ofgem announced a pricing model that will be effective for the U.K. electricity distribution sector beginning April 2015.  The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  Key components of the model are:  an extension of the price review period from five to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, expansion of the current Low Carbon Network Fund to stimulate innovation and continued use of a single weighted average cost of capital.  At this time, management does not expect the impact of this pricing model to be significant to WPD's operating results.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Credit facilities are maintained to enhance liquidity and provide credit support, and as a backstop to commercial paper programs, when necessary.  The following credit facilities were in place at:

	September 30, 2011					December 31, 2010
				Letters of			Letters of
	Expiration		Borrowed	Credit	Unused	Borrowed	Credit
	Date	Capacity	(a)	Issued	Capacity	(a)	Issued
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b)	Jan. 2013	£150	£111	n/a	£39	£115	n/a
WPD (South West)
Syndicated Credit Facility	July 2012	210		n/a	210		n/a
WPD (East Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300		£70	230	n/a	n/a
WPD (West Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300		71	229	n/a	n/a
Uncommitted Credit Facilities		81		3	78		£3
Total WPD Credit Facilities (d)		£1,041	£111	£144	£786	£115	£3

PPL Energy Supply (e)
Syndicated Credit Facility (f)(l)	Dec. 2014	$3,000	$250	$132	$2,618	$350
Letter of Credit Facility	Mar. 2013	200	n/a	76	124	n/a	$24
Structured Credit Facility (g)	Mar. 2011	n/a	n/a	n/a	n/a	n/a	161
Total PPL Energy Supply
Credit Facilities		$3,200	$250	$208	$2,742	$350	$185

PPL Electric (e)
Syndicated Credit Facility (l)	Dec. 2014	$200		$13	$187		$13
Asset-backed Credit Facility (h)	July 2012	150		n/a	150		n/a
Total PPL Electric Credit Facilities		$350		$13	$337		$13

LG&E (e) (i)
Syndicated Credit Facility (j)(l)	Dec. 2014	$400			$400	$163

KU (e) (i)
Syndicated Credit Facility (j)(l)	Dec. 2014	$400			$400		$198
Letter of Credit Facility (k)	Apr. 2014	198	n/a	$198		n/a	n/a
Total KU Credit Facilities		$598		$198	$400		$198

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)	The borrowing outstanding at September 30, 2011 was a USD-denominated borrowing of $178 million, which equated to £111 million at the time of borrowing and bore interest at approximately 1.05%.

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

(d)	At September 30, 2011, the unused capacity of the WPD credit facilities was approximately $1.3 billion.

(e)	All credit facilities at PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL on a consolidated basis for financial reporting purposes.

(f)	The borrowings outstanding at September 30, 2011 bear interest at a weighted average rate of approximately 2.48%.

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

At September 30, 2011 and December 31, 2010, $253 million and $248 million of accounts receivable and $81 million and $134 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at September 30, 2011, the amount available for borrowing under the facility was limited to $86 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

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

(k)
In April 2011, KU entered into a letter of credit facility that has been used to issue letters of credit to support outstanding tax-exempt bonds.  The facility contains a financial covenant requiring KU's debt to total capitalization not to exceed 70%, as calculated in accordance with the credit facility.  KU pays customary commitment and letter of credit fees under the new facility.  In August 2011, KU amended its letter of credit facility such that the fees depend upon KU's senior secured long-term debt rating rather than its senior unsecured debt rating.

(l)
In October 2011, PPL Energy Supply, PPL Electric, LG&E and KU each amended its respective syndicated credit facility.  The amendments include extending the expiration dates from December 2014 to October 2016.  Under these facilities, PPL Energy Supply, PPL Electric, LG&E and KU each continue to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At September 30, 2011, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2015, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at September 30, 2011.

In October 2011, PPL Energy Supply re-activated its $500 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At November 4, 2011, PPL Energy Supply had $400 million of commercial paper outstanding at a weighted-average interest rate of approximately 0.51%, which was used to partially fund the repayment of PPL Energy Supply's 6.40% Senior Notes upon maturity discussed below.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at September 30, 2011.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 11 for discussion of intercompany borrowings.

2011 Bridge Facility (PPL)

In March 2011, concurrently and in connection with entering into the agreement to acquire WPD Midlands, PPL entered into a commitment letter with certain lenders pursuant to which the lenders committed to provide PPL with 364-day unsecured bridge financing of up to £3.6 billion solely to (i) fund the acquisition and (ii) pay certain fees and expenses in connection with the acquisition.  The bridge financing commitment was subsequently syndicated to a group of banks, including the initial commitment lenders.  Upon the syndication of the commitment, in March 2011, PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, entered into the £3.6 billion 2011 Bridge Facility.  During the nine months ended September 30, 2011, PPL incurred $43 million of fees in connection with establishing the 2011 Bridge Facility, which is reflected in "Interest Expense" on the Statement of Income.

On April 1, 2011, concurrent with the closing of the WPD Midlands acquisition, PPL Capital Funding borrowed an aggregate of £1.75 billion and PPL WEM borrowed £1.85 billion under the 2011 Bridge Facility.  Borrowings bore interest at approximately 2.62%, determined by one-month LIBOR rates plus a spread based on PPL Capital Funding's senior unsecured debt rating and the length of time from the date of the acquisition closing that borrowings were outstanding.  See Note 8 for additional information on the acquisition.

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

Each 2011 Purchase Contract obligates the holder to purchase, and PPL to sell, for $50.00 a number of shares of PPL common stock to be determined by the average VWAP of PPL's common stock for the 20-trading day period ending on the third trading day prior to May 1, 2014, subject to antidilution adjustments and an early settlement upon a Fundamental Change as follows:

•	if the average VWAP equals or exceeds approximately $30.99, then 1.6133 shares (a minimum of 31,540,015 shares);
•	if the average VWAP is less than approximately $30.99 but greater than $25.30, a number of shares of common stock having a value, based on the average VWAP, equal to $50.00; and
•	if the average VWAP is less than or equal to $25.30, then 1.9763 shares (a maximum of 38,636,665 shares).

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

In the financial statements, the proceeds from the sale of the 2011 Equity Units were allocated to the 2019 Notes and the 2011 Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2019 Notes were recorded at $978 million, which approximated fair value, as long-term debt.  At the time of issuance, the present value of the contract adjustment payments of $123 million was recorded to other liabilities, representing the obligation to make contract adjustment payments, with an offsetting reduction to additional paid-in capital for the issuance of the 2011 Purchase Contracts, which approximated the fair value of each.  The liability is being accreted through interest expense over the three-year term of the 2011 Purchase Contracts.  The initial valuation of the contract adjustment payments is considered a non-cash transaction that is excluded from the Statement of Cash Flows in 2011.  Costs to issue the 2011 Equity Units were primarily allocated on a relative cost basis, resulting in $25 million being recorded to "Additional paid-in capital" and $6 million being recorded to "Other noncurrent assets".  See Note 4 for EPS considerations related to the 2011 Purchase Contracts.

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

In June 2011, WPD (East Midlands) issued £100 million of Index-Linked Notes due 2043 (2043 Notes).  The principal amount of the 2043 Notes is adjusted based on changes in a specified index, as detailed in the terms of the notes.  WPD (East Midlands) received proceeds of £99 million, which equated to $163 million at the time of issuance, net of discounts and underwriting fees, from the issuance of the 2043 Notes.  The majority of the net proceeds were used to repay short-term debt.

The 2032 Notes, the 2023 Notes, and the 2043 Notes may be put by the holders back to the respective issuer for redemption if the long-term credit ratings assigned to the notes by Moody's or S&P are withdrawn by either of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or material adverse change to, the distribution license under which WPD (West Midlands) and WPD (East Midlands) operate.

(PPL and PPL Energy Supply)

In July 2011, PPL Energy Supply redeemed at par the entire $250 million aggregate principal amount of its 7.00% Senior Notes due 2046.  PPL Energy Supply recorded a loss of $7 million, which is reflected in "Interest Expense" on the Statements of Income for 2011, as a result of accelerating the amortization of deferred financing fees in connection with the redemption.

In November 2011, PPL Energy Supply repaid the entire $500 million principal amount of its 6.40% Senior Notes upon maturity.

(PPL and PPL Electric)

In July 2011, PPL Electric issued $250 million of 5.20% First Mortgage Bonds due 2041.  The bonds may be redeemed at PPL Electric's option at make-whole redemption prices until the date six months prior to maturity and at par thereafter.  PPL Electric received proceeds of $246 million, net of discounts and underwriting fees.  The net proceeds have been or will be used for capital expenditures and other general corporate purposes.

Also in July 2011, PPL Electric redeemed the entire $400 million aggregate principal amount of its 7.125% Senior Secured Bonds due 2013 for $458 million, plus accrued interest.  PPL Electric recorded a regulatory asset for the redemption premium and unamortized financing costs associated with this debt.  See Note 6 for additional information.

In August 2011, PPL Electric issued $400 million of 3.00% First Mortgage Bonds due 2021.  The bonds may be redeemed at PPL Electric's option at make-whole redemption prices until the date three months prior to maturity and at par thereafter.  PPL Electric received proceeds of $394 million, net of discounts and underwriting fees.  The net proceeds were used to repay $250 million of short-term debt and to replenish cash used to redeem the 7.125% Senior Secured Bonds due 2013 in July 2011, as discussed above.

(PPL and LKE)

In September 2011, LKE issued $250 million of 4.375% Senior Notes due 2021.  The notes were issued in a private offering to qualified institutional buyers and other transactions not subject to registration requirements under the Securities Act of 1933.  In connection with the issuance, LKE entered into a registration rights agreement with representatives of the initial purchasers of the notes, pursuant to which LKE agreed to file, by late April 2012, a registration statement to exchange such notes for securities containing substantially identical terms (except for certain transfer restrictions), or in certain cases to file, by late April 2012, a registration statement covering resale of the notes.  LKE also agreed, under its registration rights agreement, to (i) use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act by late July 2012 and (ii) upon effectiveness of the registration statement, take certain actions to promptly exchange the notes or, in the case of a registration statement covering resale of the notes, keep the registration statement effective until no later than late September 2012.  Pursuant to the registration rights agreement, LKE may be required to pay liquidated damages if it does not meet certain requirements under its registration rights agreement.  Liquidated damages will generally accrue with respect to the principal amount of the notes at a rate of 0.25% per annum for the first 90 days from and including the date on which a default specified under the registration rights agreement occurs, and increase by an additional 0.25% per annum thereafter, provided that the liquidated damages rate shall not at any time exceed 0.50% per annum.

Liquidated damages will cease to accrue when all registration defaults under the registration rights agreement have been cured, or if earlier, upon the redemption by the issuer or maturity of the notes.

The notes may be redeemed at LKE's option at make-whole redemption prices until the date three months prior to maturity and at par thereafter.  LKE received proceeds of $248 million, net of discounts and underwriting fees.  The net proceeds have been used to make a return of capital to PPL.

(PPL, LKE, LG&E and KU)

In April 2011, LKE, LG&E and KU each filed 2011 Registration Statements with the SEC, as agreed in registration rights agreements entered into in connection with the issuances of senior notes (in the case of LKE) and first mortgage bonds (in the case of LG&E and KU) in November 2010 in transactions not registered under the Securities Act of 1933.  See Note 7 in PPL's 2010 Form 10-K for additional information on the original debt issuances.  The 2011 Registration Statements relate to offers by the respective issuers to exchange the senior notes and first mortgage bonds issued in November 2010 with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011, with substantially all of LKE's senior notes and LG&E's and KU's first mortgage bonds being exchanged.

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

Distributions and Capital Contributions

(PPL)

In August 2011, PPL declared its quarterly common stock dividend, payable October 1, 2011, at 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the nine months ended September 30, 2011 the following distributions and capital contributions occurred:

	PPL Energy
	Supply		PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$209	(a)	$76	$469	$55	$88
Capital contributions received from parent/member	361		56

(a)
In addition to the cash distributions paid, in January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent company, PPL Energy Funding.  See Note 8 for additional information.

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL continuously evaluates potential acquisitions, divestitures and development projects as opportunities arise or are identified.  Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See below for information on PPL's acquisitions of WPD Midlands and LKE, PPL Energy Supply's distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, that was presented as discontinued operations by PPL Energy Supply and the sales of businesses that were presented as discontinued operations by PPL and PPL Energy Supply.

Acquisitions

Acquisition of WPD Midlands (PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  The consideration for the acquisition consisted of cash of $5.8 billion, including the repayment of $1.7 billion of affiliate indebtedness owed to subsidiaries of E.ON AG, and approximately $800 million of long-term debt assumed through consolidation.  WPD Midlands' regulated distribution operations serve five million end users in the Midlands area of England.  The acquisition increases the regulated portion of PPL's business and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  Further, the service territories of WPD (South Wales), WPD (South West) and WPD Midlands are contiguous and cost savings, efficiencies and other benefits are expected from the combined operations.

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

Current assets (a)	$0.2
PP&E	4.9
Intangible assets (b)	0.1
Other noncurrent assets	0.1
Current liabilities (c) (d)	(0.5)
PPL WEM affiliate indebtedness	(1.7)
Long-term debt (current and noncurrent) (c)	(0.8)
Other noncurrent liabilities (c) (d)	(0.6)
Net identifiable assets acquired	1.7
Goodwill	2.4
Net assets acquired	$4.1

(a)	Includes gross contractual amount of the accounts receivable acquired of $119 million, which approximates fair value.
(b)	Intangible assets recorded include $88 million of easements, which have an indefinite life, and $11 million of customer contracts, which have a weighted-average amortization period of 10 years.
(c)	Represents non-cash activity excluded from the Statement of Cash Flows for the nine months ended September 30, 2011.
(d)
In the third quarter of 2011, the preliminary purchase price allocation, as of the acquisition date, was adjusted to record a $77 million liability primarily for costs expected to be paid in order for WPD Midlands to become compliant with regulations pertaining to overhead line clearances.  See Note 6 for additional information.

The purchase price allocation is preliminary and could change materially in subsequent periods.  The preliminary purchase price allocation was based on PPL's best estimates using information obtained as of the reporting date.  Any changes to the purchase price allocation during the measurement period, which  can extend up to one year from the date of acquisition, that result in material changes to the consolidated financial results will be adjusted retrospectively.  The final purchase price allocation is expected to be completed before the end of 2011.  The items pending finalization include, but are not limited to, the valuation of PP&E, intangible assets including goodwill, defined benefit plans, certain liabilities and income tax-related matters.

The preliminary purchase price allocation resulted in goodwill of $2.4 billion that was assigned to the International Regulated segment.  This reflects the expected continued growth of a rate-regulated business with a defined service area operating under a constructive regulatory framework, expected cost savings, efficiencies and other benefits resulting from a contiguous service area with WPD (South West) and WPD (South Wales) and the ability to leverage WPD (South West)'s and WPD (South Wales)'s existing management team's high level of performance in capital cost efficiency, system reliability and customer service.  The goodwill is not deductible for U.K. income tax purposes.

Separation Benefits - International Regulated Segment

In connection with the acquisition of WPD Midlands, PPL initiated a reorganization designed to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).  The reorganization, which is expected to be completed in 2012, is intended to transition WPD Midlands from a functional structure to a regional structure that will require a smaller combined support structure, reduce duplication and implement more efficient procedures.  Approximately 740 employees of WPD Midlands will receive separation benefits from the companies as a result of the reorganization.

The separation benefits, before income taxes, associated with the reorganization are as follows:

Severance compensation	$58
Early retirement deficiency costs (ERDC) under applicable pension plans	43
Outplacement services	1
Total separation benefits	$102

WPD Midlands recorded $84 million of the total expected separation benefits in the three and nine months ended September 30, 2011, of which $41 million relates to severance compensation and $43 million relates to ERDC.  WPD Midlands expects to record the remaining portion of severance compensation, based on the expected timing of when employees will separate from the companies, as follows:  an estimated $6 million in the fourth quarter of 2011 and an estimated $11 million in 2012.  The separation benefits recorded in the three and nine months ended September 30, 2011 are included in "Other operation and maintenance" on the Statement of Income.  The accrued severance compensation is reflected in "Other current liabilities" and the ERDC reduced "Other noncurrent assets" on the Balance Sheet at September 30, 2011.

These amounts do not include $9 million recorded in the nine months ended September 30, 2011 for ERDC payable under applicable pension plans and severance compensation for certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.  These separation benefits are also included in "Other operation and maintenance" on the Statement of Income.

Pro forma Information

The actual WPD Midlands operating revenues, net income and net income excluding nonrecurring acquisition-related adjustments (which are recorded on a one-month lag) included in PPL's Statement of Income and included in the International Regulated segment, for both periods ended September 30, 2011 were as follows.

	Three Months	Nine Months

Operating revenues	$292	$499
Net Income	56	63
Net Income - excluding nonrecurring acquisition-related adjustments	118	183

The pro forma operating revenues and net income attributable to PPL for the periods ended September 30, which includes LKE as if the acquisition had occurred January 1, 2009 and WPD Midlands as if the acquisition had occurred January 1, 2010, are as follows.

	Three Months		Nine Months
	2011	2010	2011	2010

Operating Revenues - PPL consolidated pro forma	$3,115	$3,149	$8,905	$9,500
Net Income Attributable to PPL - PPL consolidated pro forma	497	489	1,306	1,062

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and LKE, which was acquired on November 1, 2010, and from the historical combined financial statements of WPD Midlands.  Income (loss) from discontinued operations (net of income taxes), which was not significant for the three and nine months ended September 30, 2011 and which was $(53) million and $(40) million for the three and nine months ended September 30, 2010, was excluded from the pro forma amounts above.

The pro forma adjustments include adjustments to depreciation, net periodic pension costs, interest expense, nonrecurring adjustments and the related income tax effects.  Nonrecurring adjustments include the following pre-tax credits (expenses):

	Income Statement	Three Months		Nine Months
	Line Item	2011	2010	2011	2010

WPD Midlands acquisition
2011 Bridge Facility costs	Interest Expense			$(43)
Foreign currency loss on 2011 Bridge Facility	Other Income (Expense) - net			(57)
Net hedge gains	Other Income (Expense) - net			55
Hedge ineffectiveness	Interest Expense			(12)
U.K. stamp duty tax	Other Income (Expense) - net			(21)
Separation benefits	Other operation and maintenance	$(86)		(92)
Other acquisition-related costs	(a)	2		(45)

LKE acquisition
2010 Bridge Facility costs	Interest Expense		$(45)		$(67)
Other acquisition-related costs	Other Income (Expense) - net		(4)		(11)

(a)	Primarily includes advisory, accounting and legal fees recorded in "Other Income (Expense) - net."

Acquisition of LKE (PPL, LKE, LG&E and KU)

See Notes 1 and 10 in PPL's 2010 Form 10-K and Note 2 in the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU) for information on PPL's November 2010 acquisition of LKE.

Pending Bluegrass Plant Acquisition (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU entered into an Asset Purchase Agreement (APA) with Bluegrass Generation Company, L.L.C. for the purchase of three existing natural gas simple cycle combustion units in LaGrange, Kentucky, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the plant (collectively, the Bluegrass Plant), for a purchase price of $110 million.  Pursuant to the APA, LG&E and KU will jointly acquire the Bluegrass Plant as tenants in common, with LG&E as owner of a 69% undivided interest, and KU as owner of a 31% undivided interest, in the purchased assets.  The purchase is subject to receipt of approvals from the KPSC, the VSCC, the FERC, certain permit assignments or local approvals, and other conditions.  Either party can terminate the APA should a closing of the purchase transaction fail to have occurred by June 30, 2012.

Development

(PPL, LKE, LG&E and KU)

NGCC Construction

In September 2011, LG&E and KU requested KPSC approval to build a 640 MW NGCC at the existing Cane Run site in Kentucky.  Once all approvals are received, construction on an NGCC at Cane Run is expected to begin in 2012, with construction expected to be complete by 2016.  This project is also subject to regulatory approval from the VSCC.  The project has an expected cost of $583 million, which includes costs of building a natural gas supply pipeline.  See Note 6 for additional information.

In conjunction with this request, LG&E and KU anticipate retiring three older coal-fired electric generating stations to meet new, stricter federal EPA regulations.  These stations include Cane Run, Tyrone and Green River, which have a combined summer rating of 797 MW.  The Cane Run and Green River coal units will need to remain operational until the replacement generation and associated transmission projects are completed.

TC2

In January 2011, LKE began dispatching electricity from TC2 to meet customer demand.  See Note 10 in this Form 10-Q, Notes 8 and 15 in PPL's 2010 Form 10-K and Note 13 in the annual financial statements included in the 2011 Registration Statements (in the case of LKE, LG&E and KU) for additional information.

(PPL and PPL Energy Supply)

Susquehanna Uprate Project

In 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The project was completed in phases over several years.  PPL Susquehanna's share of the total expected capacity increase was approximately 195 MW.  The final phase of the project, a 50 MW Unit 2 uprate, was completed in the third quarter of 2011.

Bell Bend COLA

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary for the proposed Bell Bend nuclear generating unit to be built adjacent to the Susquehanna plant.  PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $144 million on the COLA and other permitting costs (including land costs) necessary for construction.  At September 30, 2011 and December 31, 2010, $124 million and $109 million of costs associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL believes it is probable that these costs are ultimately recoverable following NRC approval of the COLA either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.  The PPL Energy Supply subsidiary remains active in the DOE Federal loan guarantee application process.  See Note 8 in PPL's 2010 Form 10-K and Note 5 in PPL Energy Supply's Form 8-K dated June 24, 2011 for additional information.

(PPL and PPL Electric)

Susquehanna-Roseland Transmission Line

PPL Electric has experienced delays in obtaining necessary National Park Service approvals for the Susquehanna-Roseland transmission line and anticipates a delay of the line's in-service date to 2015.  In the first quarter of 2011, PJM issued an updated assessment of the new line within its 2010 Regional Transmission Expansion Plan, which confirms that the line is needed by 2012 to prevent overloads on other power lines in the region.  PJM has developed a strategy to manage potential reliability problems until the line is built.  In October 2011, the project was placed on the initial list of projects for the Rapid Response Team for Transmission (RRTT), an initiative of the White House to facilitate coordination among federal agencies to improve the overall quality and timeliness of electric transmission infrastructure permitting, review and consultation.  The National Park Service record of decision for the project is scheduled to be issued on October 1, 2012.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a continued delay to its scheduled in-service date for the new line.  See Note 8 in each Registrant's 2010 Form 10-K for additional information.

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

These non-core generation facilities met the held for sale criteria in the third quarter of 2010.  As a result, assets with a carrying amount of $473 million were written down to their estimated fair value (less cost to sell) of $377 million at September 30, 2010, resulting in a pre-tax impairment charge of $96 million ($58 million after tax).  In addition, $5 million ($4 million after tax) of allocated goodwill was written off in the third quarter of 2010.  These charges are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income for the three and nine months ended September 30, 2010.

Following are the components of Discontinued Operations in the Statements of Income for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010

Operating revenues		$34	$19	$91
Operating expenses (a)		118	11	147
Operating income (loss)		(84)	8	(56)
Other income (expense) - net		1		2
Interest expense (b)		2	3	5
Income before income taxes		(85)	5	(59)
Income tax expense		(32)	3	(21)
Income (Loss) from Discontinued Operations		$(53)	$2	$(38)

(a)	2010 includes the impairment to the carrying value of the generation facilities being sold and the write-off of allocated goodwill.
(b)	Represents allocated interest expense based upon debt attributable to the generation facilities sold.

Upon completion of the sale, assets primarily consisting of $357 million of PP&E and a $14 million equity method investment, which were classified as held for sale at December 31, 2010, were removed from the Balance Sheet.

Sale of Long Island Generation Business

In February 2010, PPL Energy Supply subsidiaries completed the sale of the Long Island generation business, which was included in the Supply segment.  The definitive sales agreement included provisions that reduced the $135 million purchase price monthly, commencing September 1, 2009.  After adjusting for these price-reduction provisions, proceeds from the sale approximated $124 million.  There was no significant impact on earnings in the nine months ended September 30, 2010 from the operation of this business or as a result of this sale.

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

Following are the components of Discontinued Operations in the Statement of Income for the periods ended September 30, 2010.

	Three Months	Nine Months

Operating revenues	$172	$563
Operating expenses	84	260
Operating income	88	303
Other income (expense) - net		2
Interest expense (a)	37	101
Income before income taxes	51	204
Income tax expense	(55)	(23)
Income (Loss) from Discontinued Operations	$106	$227

(a)	No interest was allocated, as PPL Global is sufficiently capitalized.

In connection with the distribution, the following assets and liabilities were removed from PPL Energy Supply's Balance Sheet in the first quarter of 2011.  Except for "Cash and cash equivalents," which has been reflected as a financing activity, the remaining distribution represents a non-cash transaction excluded from PPL Energy Supply's Statement of Cash Flows for the nine months ended September 30, 2011.

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

9.  Defined Benefits

(PPL, PPL Energy Supply, LKE and LG&E)

Following are the net periodic defined benefit costs (credits) of the plans sponsored by the registrants for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2011	2010	2011	2010	2011	2010	2011	2010
PPL
Service cost	$24	$15	$14	$4	$71	$45	$31	$13
Interest cost	54	37	88	38	163	111	200	113
Expected return on plan assets	(61)	(43)	(103)	(51)	(184)	(131)	(243)	(150)
Amortization of:
Prior service cost	6	5	1	1	18	15	3	3
Actuarial (gain) loss	7		15	12	21	2	44	36
Net periodic defined benefit
costs (credits) prior to
termination benefits	30	14	15	4	89	42	35	15
Termination benefits (a)			45				47
Net periodic defined benefit
costs (credits)	$30	$14	$60	$4	$89	$42	$82	$15

PPL Energy Supply
Service cost	$1	$1		$4	$3	$3		$13
Interest cost	1	2		38	5	5		113
Expected return on plan assets	(2)	(1)		(51)	(6)	(4)		(150)
Amortization of:
Prior service cost				1				3
Actuarial (gain) loss	1			12	2	1		36
Net periodic defined benefit
costs (credits)	$1	$2		$4	$4	$5		$15
(a)	WPD Midlands recorded early retirement deficiency costs payable under applicable pension plans related to employees leaving the WPD Midlands companies. See Note 8 for additional information.

	Pension Benefits
	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
LKE
Service cost	$6	$6	$18	$16
Interest cost	16	16	50	48
Expected return on plan assets	(16)	(15)	(48)	(42)
Amortization of:
Prior service cost	2	2	4	6
Actuarial (gain) loss	6	5	17	15
Net periodic defined benefit costs (credits)	$14	$14	$41	$43

LG&E
Service cost			$1	$1
Interest cost	$4	$4	11	11
Expected return on plan assets	(4)	(4)	(13)	(12)
Amortization of:
Prior service cost		1	1	2
Actuarial (gain) loss	3	2	9	6
Net periodic defined benefit costs (credits)	$3	$3	$9	$8

	Other Postretirement Benefits
	Three Months		Nine Months
	2011	2010	2011	2010

PPL
Service cost	$3	$2	$9	$6
Interest cost	9	6	25	20
Expected return on plan assets	(6)	(5)	(17)	(15)
Amortization of:
Transition obligation		1	1	5
Prior service cost				4
Actuarial cost	1	2	4	4
Net periodic defined benefit costs (credits)	$7	$6	$22	$24

	Other Postretirement Benefits
	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LKE
Service cost	$1	$1	$3	$3
Interest cost	3	3	8	8
Expected return on plan assets	(1)	(1)	(3)	(2)
Amortization of:
Transition obligation		1	1	1
Prior service cost	1		2	1
Net periodic defined benefit costs (credits)	$4	$4	$11	$11

(PPL Energy Supply)

See Note 8 for information on PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, which included associated accrued pension obligations.

(PPL Energy Supply and PPL Electric)

In addition to the specific plans it sponsors, PPL Energy Supply and its subsidiaries are allocated costs of PPL Services- sponsored defined benefit plans, which management believes are reasonable, based on their participation in those plans.  PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of PPL Services-sponsored defined benefit plans, which management believes are reasonable, based on its participation in those plans.  PPL Services allocated the following net periodic benefit costs to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010

PPL Energy Supply	$8	$7	$23	$25
PPL Electric	6	7	18	21

(LG&E and KU)

In addition to the specific plan it sponsors, LG&E is allocated costs of LKE-sponsored defined benefit plans, which management believes are reasonable, based on its participation in those plans.  KU does not directly sponsor any defined benefit plans.  KU is allocated costs of LKE-sponsored defined benefit plans, which management believes are reasonable, based on its participation in those plans.  LKE allocated the following net periodic benefit costs to LG&E and KU, including amounts applied to accounts that are further distributed between capital and expense for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LG&E	$6	$5	$17	$16
KU	9	8	27	25

Expected Cash Flows - U.K. Pension Plans

(PPL)

During 2011, WPD updated its expected pension contributions for 2011 to $111 million from the $15 million expected contributions disclosed in PPL's 2010 Form 10-K.  The updated contributions reflect $27 million of contributions required to fund the acquired WPD Midlands' plan and $69 million of increased PPL WW contributions to prepay future contribution requirements to fund pension plan deficits.  As of September 30, 2011, WPD had contributed $102 million to its plans.

In addition, during 2011 WPD Midlands expects to contribute $43 million to fund the early retirement deficiency costs provided as part of the reorganization of WPD Midlands.  See Note 8 for additional information.

Health Care Reform (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In March 2010, Health Care Reform was signed into law.  Many provisions of Health Care Reform do not take effect for an extended period of time, and most will require the publication of implementing regulations and/or issuance of program guidelines.

Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, in the first quarter of 2010, PPL and its subsidiaries recorded the following adjustments and will continue to monitor the potential impact of any changes to the existing provisions and implementation guidance related to Health Care Reform on their benefit programs.

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

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL, LKE, LG&E and KU)

LG&E and KU have a power purchase agreement with OVEC, extended in February 2011 to June 2040.  FERC approval of the extension was received in May 2011, followed by KPSC and VSCC approvals in August 2011.  Pursuant to the OVEC power purchase contract, LG&E and KU are responsible for their pro-rata share of certain obligations of OVEC under defined circumstances.  These potential liabilities include unpaid OVEC indebtedness as well as shortfall amounts in certain excess decommissioning costs and other post-employment and post-retirement benefit costs other than pension.  LKE's proportionate share of OVEC's outstanding debt was $113 million at September 30, 2011, consisting of LG&E's share of $78 million and KU's share of $35 million.  Future obligations for power purchases from OVEC are unconditional demand payments, comprised of annual minimum debt service payments, as well as contractually required reimbursement of plant operating, maintenance and other expenses as follows:

	LG&E	KU	Total

2012	$19	$9	$28
2013	20	9	29
2014	20	9	29
2015	21	9	30
2016	21	9	30
Thereafter	628	279	907
	$729	$324	$1,053

In addition, LG&E and KU had total energy purchases under the OVEC power purchase agreement for the three and nine months ended September 30, as follows:

(PPL, LKE, LG&E and KU)
	2011
	Successor
	Three Months	Nine Months

LG&E	$6	$18
KU	3	8
Total	$9	$26

(LKE, LG&E and KU)
	2010
	Predecessor
	Three Months	Nine Months

LG&E	$5	$15
KU	2	7
Total	$7	$22

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through October 2011, PPL Electric has conducted nine of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases ranging from five months to ten years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  See Note 6 for a discussion of the default service supply procurement provisions of Act 129.

Legal Matters

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.

(PPL, LKE, LG&E and KU)

TC2 Construction

In June 2006, LG&E and KU, as well as the Indiana Municipal Power Agency and Illinois Municipal Electric Agency (collectively, TC2 Owners), entered into a construction contract regarding the TC2 project.  The contract is generally in the form of a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  The contract price and its components are subject to a number of potential adjustments which may serve to increase or decrease the ultimate construction price.  During 2009 and 2010, the TC2 Owners received several contractual notices from the TC2 construction contractor asserting historical force majeure and excusable event claims for a number of adjustments to the contract price, construction schedule, commercial operations date, liquidated damages or other relevant provisions.  In September 2010, the TC2 Owners and the construction contractor agreed to a settlement to resolve the force majeure and excusable event claims occurring through July 2010, under the TC2 construction contract, which settlement provided for a limited, negotiated extension of the contractual commercial operations date and/or relief from liquidated damage calculations.  With limited exceptions, the TC2 Owners took care, custody and control of TC2 in January 2011.  Pursuant to certain amendments to the construction agreement, the contractor will complete modifications to the combustion system prior to certain dates to allow operation of TC2 on all specified fuels categories. The provisions of the construction agreement relating to liquidated damages were also amended.  In September 2011, the TC2 Owners and the construction contractor entered into a further amendment to the construction agreement settling, among other matters, certain historical change order, labor rate and prior liquidated damages amounts. The remaining issues are still under discussion with the contractor.  PPL, LKE, LG&E and KU cannot currently predict the outcome of this matter or the potential impact on the capital costs of this project.

TC2 Transmission

LG&E's and KU's CPCN and condemnation rights relating to a transmission line associated with the TC2 construction have been challenged by certain property owners in Hardin County, Kentucky. Certain proceedings relating to CPCN challenges and federal historic preservation permit requirements have concluded with outcomes in LG&E's and KU's favor.  With respect to the remaining issues in dispute, during 2008 KU obtained various successful rulings at the Hardin County Circuit Court confirming its condemnation rights.  In August 2008, several landowners appealed such rulings to the Kentucky Court of Appeals.  In May 2010, the Kentucky Court of Appeals issued an Order affirming the Hardin Circuit Court's finding that KU had the right to condemn easements on the properties.  In May 2010, the landowners filed a petition for reconsideration with the Kentucky Court of Appeals.  In July 2010, the Kentucky Court of Appeals denied that petition.  In August 2010, the landowners filed for discretionary review of that denial by the Kentucky Supreme Court.  In March 2011, the Kentucky Supreme Court issued an order declining the discretionary review request, thus closing this matter.

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

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In 1997, the D.C. Circuit Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin accepting spent nuclear fuel by January 31, 1998.  The DOE did not, in fact, begin to accept spent nuclear fuel by that date.  The DOE continues to contest claims that its breach of contract resulted in recoverable damages.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  In May 2011, the parties entered into a settlement agreement which resolved all claims of PPL Susquehanna through December 2013.  Under the settlement agreement, PPL Susquehanna received $50 million for its share of claims to recover costs to store spent nuclear fuel at the Susquehanna station through September 30, 2009, and recognized a credit to "Fuel" expense in the second quarter of 2011.  PPL Susquehanna also will be eligible to receive payment of annual claims for allowed costs, as set forth in the settlement agreement, that are incurred thereafter through the December 31, 2013 termination date of the settlement agreement.  In exchange, PPL Susquehanna has waived any claims against the United States government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna plant through December 31, 2013.

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

In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.08 per share, basic and diluted, for PPL), representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  Rental compensation was estimated for periods subsequent to 2007, although such estimated amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."  PPL Montana continues to accrue interest expense for the prior years and rent expense for the current year.  PPL Montana's total loss accrual at September 30, 2011 was $84 million.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the Supreme Court granted PPL Montana's petition. Oral argument is scheduled for December 2011.  A decision will be rendered by the Court by June 30, 2012.  The stay of the judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana, to cover the anticipated period of the proceeding before the U.S. Supreme Court.  PPL and PPL Energy Supply cannot predict the outcome of this matter, but do not expect to incur material losses beyond the estimated losses recorded.

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

Enactment of Financial Reform Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL and PPL Energy Supply, the Dodd-Frank Act includes provisions that will likely impose derivative transaction reporting requirements and require most over-the-counter derivative transactions to be executed through an exchange or to be centrally cleared.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge or mitigate commercial risk.  Although the phrase "to hedge or mitigate commercial risk" is not defined in the Dodd-Frank Act, the 2010 rules proposed by the Commodity Futures Trading Commission (CFTC) set forth an inclusive, multi-pronged definition for the phrase.  Based on this proposed definition and other requirements in the proposed rule, it is anticipated that transactions utilized by PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the CFTC may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and the CFTC has postponed implementation until December 31, 2011.  PPL and PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU cannot predict the impact that the new law or its implementing regulations will have on their businesses or operations, or the markets in which they transact business, but currently do not expect to incur material costs related to this matter.

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

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL Energy Supply subsidiaries.  This entire receivable has been fully reserved by PPL Energy Supply.  Also, there has been further litigation about additional claims of refunds for periods prior to October 2000.  In January 2011, PPL Energy Supply and the "California Parties" (collectively, three California utility companies, the California Public Utility Commission and certain California state authorities) filed a settlement under which PPL Energy Supply would receive approximately $1 million of its $17 million claim, plus interest of $1 million.  In June 2011, the FERC approved the settlement.  Consequently, PPL Energy Supply released its reserve and wrote-off the related receivable.  Settlement proceeds were received in July.

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

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans.  The resolution of a number of potential violations is pending.  Any regional reliability entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any, other than the amounts currently recorded.

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

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

The Clean Air Act addresses, among other things, emissions causing acid deposition, installation of best available control technologies for new or substantially modified sources, attainment of national ambient air quality standards, toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions have been proposed but are unlikely to be introduced or passed in this Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Kentucky, Pennsylvania and Montana have done so.

To comply with air related requirements and other environmental requirements as described below, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are a combined $3.1 billion for LG&E and KU (which includes $100 million for LG&E and $500 million for KU associated with currently approved ECR plans during 2011 through 2013 to achieve emissions reductions and manage coal combustions residuals and $1.4 billion for LG&E and $1.1 billion for KU associated with the recently requested 2011 ECR Plans for additional expenditures to comply with new clean air rules and manage coal combustion residuals) and $400 million for PPL Energy Supply.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are subject to recovery through the ECR.  See Note 6 for additional information on the ECR plan.

CSAPR (formerly Clean Air Transport Rule)

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  The CSAPR replaces the EPA's previous Clean Air Interstate Rule (CAIR) which was struck down by the U.S. Court of Appeals for the District of Columbia Circuit (the Court) in July 2008.  CAIR subsequently was effectively reinstated by the Court in December 2008, pending finalization of the Transport Rule.  Like CAIR and the proposed Transport Rule, the CSAPR only applies to PPL's generation facilities located in Kentucky and Pennsylvania.

The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The CSAPR establishes a new sulfur dioxide emission allowance cap and trade program that is completely independent of, and more stringent than, the current Acid Rain Program.  The CSAPR also establishes new nitrogen oxide emission allowance cap and trade programs to replace the current programs.  All trading is more restrictive than previously under CAIR.  The CSAPR will be implemented in two phases.  The first phase of the sulfur dioxide and nitrogen oxide emissions caps becomes effective in 2012.  The second phase, lowering both of these caps, becomes effective in 2014.  In October 2011, the EPA proposed technical adjustments to the CSAPR to account for updated data submitted to the agency. Several states and a number of companies have filed petitions for review with the Court challenging various provisions of the CSAPR.

With respect to PPL's competitive generation in Pennsylvania, greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under CAIR.  For the initial phase of the rule beginning in 2012, PPL Energy Supply's sulfur dioxide allowance allocations are expected to be greater than the forecasted emissions based on present operations of existing sulfur dioxide scrubbers and coal supply.  For the second phase beginning in 2014, the further reduction in allocations will most likely be met with increased operations of the existing sulfur dioxide scrubbers.  With respect to nitrogen oxide, the CSAPR provides a slightly higher amount of allowances than under CAIR for PPL Energy Supply's Pennsylvania plants, but still less than PPL Energy Supply's current forecasted emissions.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Pennsylvania fleet, such as the installation of new technology or modifications of plant operations.

With respect to LG&E and KU, greater reductions in sulfur dioxide emissions will also be required under the CSAPR beginning in 2012 than were required under CAIR.  For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to meet the forecasted emissions based on present operations of existing sulfur dioxide scrubbers and coal supply.  However, by the second phase beginning in 2014, LG&E and KU will likely have to adopt additional measures with respect to the operation and dispatch of their generation fleet, including upgrades or installation of new sulfur dioxide scrubbers for certain generating units and retirement of the coal-fired generating units at the Cane Run, Green River, and Tyrone plants and replacement of those units with new generation.  With respect to nitrogen oxide, the CSAPR allocates a slightly higher amount of allowances compared to those allocated under CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Kentucky fleet.  LG&E and KU are seeking recovery of their expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.  See Note 6 for additional information.

National Ambient Air Quality Standards

In addition to the reductions in sulfur dioxide and nitrogen oxide emissions required under the CSAPR for the Pennsylvania and Kentucky plants, PPL's plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  The EPA has recently finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to achieve attainment by 2017.  For areas in attainment or unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CSAPR such as upgraded or new sulfur dioxide scrubbers at some of their plants or, in the case of LG&E and KU, retirement of the Cane Run, Green River, and Tyrone plants, may also be necessary to achieve compliance with new sulfur dioxide standards.  If additional reductions were to be required, the economic impact to each could be significant.

Mercury and other Hazardous Air Pollutants

Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Mercury Rule (CAMR) affecting coal-fired power plants.  Since the CAMR was overturned in a 2008 U.S. Circuit Court decision, the EPA is now proceeding to develop standards imposing MACT for mercury emissions and other hazardous air pollutants from electric generating units.  Under a recently approved settlement, the EPA was required to issue final MACT standards in 2011.  In order to develop these standards, the EPA has collected information from coal- and oil-fired electric utility steam generating units.  In May 2011, the EPA published a proposed MACT regulation providing for stringent reductions of mercury and other hazardous air pollutants.  The proposed rule also provides for a three-year compliance deadline, with the potential for a one-year extension as provided under the statute.  Based on their assessment of the need to install pollution control equipment to meet this rule, LG&E and KU have filed requests with the KPSC for environmental cost recovery to facilitate moving forward with plans to install environmental controls including sorbent injection and fabric-filter baghouses to remove certain hazardous air pollutants.  The cost for these controls is reflected in the costs of $1.4 billion for LG&E and $1.1 billion for KU noted under "Air" above.  LG&E and KU have also announced the future retirement of coal-fired generating units at the Cane Run, Green River, and Tyrone plants and have filed requests with the KPSC for replacement of those units with natural gas-fired generating units to be constructed or purchased.  The potential economic impact on PPL Energy Supply plants, including plant closures or other actions, cannot be estimated at this time, however, such impact could be significant.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the proposed rule.

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

In Montana, the EPA Region 8 is developing the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART state implementation plan at this time.  PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted.  The EPA responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for data related to the non-BART-affected emission sources of Colstrip Units 3 and 4.  PPL responded to this request in March 2009.

In November 2010, PPL Montana received a request from the EPA Region 8, under the EPA's Reasonable Further Progress goals of the Regional Haze Rules, to provide further analysis with respect to Colstrip Units 3 and 4.  PPL completed a high-level analysis of various control options to reduce emissions of sulfur dioxide and particulate matter for these units, and submitted that analysis to the EPA in January 2011.  The analysis shows that any incremental reductions would not be cost effective and that further analysis is not warranted.  PPL also concluded that further analysis for nitrogen oxides was not justifiable as these units installed controls under a Consent Decree in which the EPA had previously agreed that, when implemented, would satisfy the requirements for installing the BART for nitrogen oxides.  The EPA has indicated that it does not agree with all of PPL's conclusions and has requested additional information to which PPL is responding.  Additionally, the EPA recently informally indicated to PPL Montana that substantially more reductions in both nitrogen oxide and sulfur dioxide emissions may be required at Colstrip.  Discussions with the EPA are ongoing with respect to this issue.

PPL and PPL Energy Supply cannot predict whether any additional reductions in emissions will be required in Pennsylvania or Montana.  If additional reductions are required, the economic impact could be significant depending on what is required.

LG&E and KU also submitted analyses of the visibility impacts of their Kentucky BART-eligible sources to the Kentucky Division for Air Quality (KDAQ).  Only LG&E's Mill Creek plant was determined to have a significant regional haze impact.  The KDAQ has submitted a regional haze state implementation plan (SIP) to the EPA which requires the Mill Creek plant to reduce its sulfuric acid mist emissions from Units 3 and 4.  After approval of the Kentucky SIP by the EPA and revision of the Mill Creek plant's Title V air permit, LG&E intends to install sorbent injection controls at the plant to reduce sulfuric acid mist emissions.  In the event that the EPA determines that compliance with the CSAPR would be insufficient to meet the BART requirements, it would be necessary for LG&E and KU to reassess their planned compliance measures.

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

In March 2009, KU received a notice of violation alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent generating station without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  KU has exchanged settlement proposals and other information with the EPA regarding imposition of additional permit limits and emission controls and anticipates continued settlement negotiations.  In addition, any settlement or future litigation could potentially encompass a September 2007 notice of violation alleging opacity violations at the plant. Depending on the provisions of a final settlement or the results of litigation, if any, resolution of this matter could involve significant increased operating and capital expenditures.  PPL, LKE and KU are currently unable to predict the final outcome of this matter, and cannot estimate a range of reasonably possible losses, if any.

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

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an Order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which were incorporated into a final revised permit issued by the KDAQ in January 2010.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot currently predict the outcome of this matter or the potential impact on the capital costs of this project, if any.

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

Greenhouse Gas Legislation

While climate change legislation was considered during the 111th Congress, the outcome of the 2010 elections has halted the debate on such legislation in the current 112th Congress.  The timing and elements of any future legislation addressing GHG emission reductions are uncertain at this time.  In the current Congress, legislation barring the EPA from regulating GHG emissions under the existing authority of the Clean Air Act has been passed by the U.S. House of Representatives.  Various bills providing for barring or delaying the EPA from regulating GHG emissions have been introduced in the U.S. Senate, but the prospects for passage of such legislation remain uncertain.  At the state level, the 2010 elections in Pennsylvania have also reduced the likelihood of GHG legislation in the near term, and there are currently no prospects for such legislation in Kentucky or Montana.

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has the authority to regulate GHG emissions from new motor vehicles under the Clean Air Act, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that will apply beginning with 2012 model year vehicles.  The EPA has also clarified that this standard triggers regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act starting in 2011.  This means that any new sources or major modifications to existing sources causing a net significant emissions increase requires BACT permit limits for GHGs.  The EPA recently proposed guidance for conducting a BACT analysis for projects that trigger such a review.  In addition, New Source Performance Standards for new and existing power plants were expected to be proposed in September 2011 and finalized in May 2012, but this has been delayed.  The EPA is expected to announce a new schedule for this rulemaking by the end of 2011.

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

Pennsylvania has not stated an intention to join the RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced that would, if enacted, accelerate the solar supply requirements and restrict eligible solar projects to those located in Pennsylvania.  PPL cannot predict at this time whether this legislation will be enacted.

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

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting facilities, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the lower court and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In Comer v. Murphy Oil, the U.S. Court of Appeals for the Fifth Circuit declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a pending petition to reverse the Court of Appeals' ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  Additional litigation in federal and state courts over these issues is continuing.  PPL, LKE and KU cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

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

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

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

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations. In October 2011, the EPA issued a Notice of Data Availability (NODA) that requests comments on selected documents that the EPA received during the comment period for the proposed regulations.  Comments are due on the NODA by November 2011.  In addition, the U.S. House of Representatives in October 2011 approved a bill to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and that would preclude the EPA from regulating CCRs under Subtitle C of the RCRA.  The bill has been introduced in the Senate and the prospect for passage of this legislation is uncertain.

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

The PADEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the PADEP have settled this matter.  The settlement also required PPL to submit a report on the completed studies of possible natural resource damages.  PPL subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.  Subsequently, in August 2011 the DEP submitted its National Resource Damage Assessment report to the court and to the intervenors.  The settlement agreement for the Natural Resources Damage Claim has not yet been submitted to the court and for public comments.

Through September 30, 2011, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in material losses above the amounts currently recorded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL plants.  PPL has completed or is completing assessments of seepages or groundwater infiltration at various facilities and is working with agencies to implement abatement measures, where required.  A range of reasonably possible losses cannot currently be estimated.

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage claims from seepage from wastewater ponds at Colstrip.  A settlement agreement was reached in July 2010, but certain of the plaintiffs later argued that the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011 the court granted the motion and ordered the settlement to be completed in 60 days.  It is not known if the plaintiffs will appeal the October order.  The settlement is not yet final, and may not be honored by the plaintiffs, but PPL Montana's share is not expected to be significant.

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

Throughout the relevant time period, the operators of CGS have worked closely with the PADEP to ensure that the facility is operated in a manner that does not cause any adverse environmental impacts to the Conemaugh River, a waterway already significantly impacted by discharges from abandoned coal mines and other historical industrial activity with respect to which neither PPL nor CGS had any involvement.  Pursuant to a Consent Order and Agreement between the PADEP and GenOn (the CGS COA), a variety of studies have been conducted, a water treatment facility for cooling tower blowdown has been designed and built, and a second treatment facility for sulfur dioxide scrubber waste water has been designed (and is awaiting final PADEP approval for construction), all in order to comply with the stringent limits set out in CGS's NPDES permit.

In March 2011, the Western District Court entered a partial summary judgment in the plaintiffs' favor, declaring that discharges from CGS violated the NPDES permit.  Subsequently, the parties agreed to settle the dispute and in August 2011 the court entered a Consent Decree and Order resolving the mater.  PPL Energy Supply's share of the settlement is not significant.

Other Issues (PPL, PPL Energy Supply, LKE, LG&E and KU)

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standards related to arsenic.  In Pennsylvania, Montana and Kentucky, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits in NPDES permits for PPL's Pennsylvania, Montana and Kentucky plants.  Subsequently, the EPA developed a draft risk assessment for arsenic that increases the cancer risk exposure by more than 20 times, which would lower the current standard from 10 ppb to 0.1 ppb.  If the lower standard becomes effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the outcome of the draft risk assessment and what impact, if any, it would have on their facilities, but the costs could be significant.

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

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule, finalized in 2004, that addressed existing structures was withdrawn following a 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule in April 2011.  The comment period ended in August 2011.  The EPA is evaluating comments and meeting with industry groups to discuss options.  The final rule is to be issued by July 2012.  The industry and PPL reviewed the proposed rule and submitted comments.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  The second requirement is to determine and install best technology available to reduce mortality of aquatic organisms that are pulled through the plant's cooling water system.  A form of cost-benefit analysis is allowed for this second requirement.  This process involves a site-specific evaluation based on nine factors including impacts to energy delivery reliability and remaining useful life of the plant.  Since the rule is written to allow for certain site-specific determinations of the best technology available, state implementation of the rule could impose requirements that could result in significant costs to PPL plants ranging from installation of fine mesh screens on cooling water intakes to construction of cooling towers.  PPL, PPL Energy Supply, LKE, LG&E and KU will be unable to determine the exact impact until a final rule is issued and the required studies have been completed.

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  Final regulations are expected to be effective in January 2014.  PPL expects the revised guidelines and standards to be more stringent than the current standards especially for sulfur dioxide scrubber wastewater and ash basin discharges, which could result in more stringent discharge permit limits. In the interim, PPL is unable to predict whether the EPA and the states may impose more stringent limits on a case-by-case best professional judgment basis under existing authority as permits are renewed.

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

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County station.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to Trimble Circuit Court.  PPL, LKE, LG&E, and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Superfund and Other Remediation

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric.  However, should the EPA require different or additional measures in the future, or should PPL Electric's share of costs at multi-party sites increase significantly more than currently expected, the costs could be significant.

PPL Electric, LG&E and KU are remediating or have completed the remediation of several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation.  These include a number of former coal gas manufacturing facilities in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU.  There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates, for which PPL Electric, LG&E and

KU lack information on current site conditions and are therefore unable to predict what, if any, potential liability they may have.

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

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities.  PPL cannot estimate a range of reasonably possible losses, if any, related to these matters.

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At September 30, 2011, PPL Energy Supply had accrued a discounted liability of $26 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.16%.  Expected undiscounted payments are estimated at $2 million for 2011, $1 million for each of the years from 2012 through 2014, $2 million for 2015, and $137 million for work after 2015.

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

The U.K. Government has requested that utilities undertake projects to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $46 million on flood prevention, which will be recovered through rates during the five-year period commencing April 2010.  WPD is currently liaising on site-specific proposals with local offices of a U.K. Government agency.

The U.K. Government recently passed legislation that imposes a duty on certain companies, including WPD, to report on climate change adaptation.  The first information request was received by WPD in March 2010 and submissions for all four distribution network operators were made in June 2011.  Responses to these reports from the U.K. Government are expected by the end of 2011.  WPD has worked with other U.K. electricity network operators to undertake research with the internationally recognized U.K. Met Office (the national weather service) and to report using common agreed methodology.

There are no other material legal or administrative proceedings pending against or related to WPD with respect to environmental matters.  See "Electric and Magnetic Fields" above for a discussion of EMFs.

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At September 30, 2011, this maximum assessment was $44 million.

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

At September 30, 2011, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

Employee Relations (PPL, LKE and KU)

In July 2011, KU and its employees represented by the United Steelworkers of America agreed to a six-month extension of their current collective bargaining agreement, previously scheduled to expire in August 2011, which extension includes a 3% wage increase through the new expiration date.  In July 2011, KU and its employees represented by IBEW Local 2100 completed annual reopener negotiations and agreed to a 3% wage increase.

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

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The table below details guarantees provided as of September 30, 2011.  The total recorded liability at September 30, 2011 and December 31, 2010, was $16 million and $14 million for PPL and $11 million for both periods for LKE.  Other than as noted in the descriptions for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at		Expiration
	September 30, 2011 (a)		Date
PPL
Indemnifications for sale of PPL Gas Utilities	$300	(b)
Indemnifications related to the WPD Midlands acquisition		(c)
WPD indemnifications for entities in liquidation and sales of assets	287	(d)	2013 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	66	(e)	2015
Tax indemnification related to unconsolidated WPD affiliates	8	(f)	2012

PPL Energy Supply (g)
Letters of credit issued on behalf of affiliates	20	(h)	2011 - 2014
Retrospective premiums under nuclear insurance programs	44	(i)
Nuclear claims assessment under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(j)
Indemnifications for sales of assets	338	(k)	2012 - 2025
Indemnification to operators of jointly owned facilities	6	(l)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(m)	2018

LKE (n)
Indemnification of lease termination and other divestitures	301	(o)	2021 - 2023

LG&E and KU (p)
LG&E and KU guarantee of shortfall related to OVEC		(q)	2040

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at $45 million, in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed $4.5 million.  The indemnification provisions for most representations and warranties expired on September 30, 2009 without any claims having been made.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification provision for the environmental matters representations expired on September 30, 2011 without any claims having been made.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

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

(e)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At September 30, 2011, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

(i)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" above for additional information.

(j)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" above for additional information.
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

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the Long Island generation business for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities relating to certain renewable energy facilities which were previously owned by one of the PPL subsidiaries sold in the transaction but which were unrelated to the Long Island generation business.  The indemnification provisions are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.  The indemnification provisions for most representations and warranties expired in the third quarter of 2011.

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
(o)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as non-excluded government fines and penalties fall outside the cumulative cap.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  Certain matters are currently under discussion among the parties, including one matter currently in arbitration and a further matter for which LKE is contesting the applicability of the indemnification requirement.  The matter in arbitration may be ruled upon during early 2012, which ruling may result in increases or decreases to the liability estimate LKE has currently recorded.  The ultimate outcome of both matters cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum amount limits range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  No additional material loss is anticipated by reason of such indemnification.

(p)	All guarantees of LG&E and KU also apply to LKE on a consolidated basis for financial reporting purposes.
(q)
As described in the "Energy Purchase Commitments" section of this footnote, pursuant to a power purchase agreement with OVEC, LG&E and KU are obligated to pay a demand charge which includes, among other charges, decommissioning costs, postretirement and post employment benefits.  The demand charge is expected to cover the full cost of these items over the term of the contract.  However, in the event there is a shortfall in covering these costs, LG&E and KU are obligated to pay their share of the excess.

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

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  See Note 10 for additional information on the solicitations.  PPL EnergyPlus has been awarded a portion of the supply.  PPL Electric's purchases from PPL EnergyPlus totaled $5 million and $15 million for the three and nine months ended September 30, 2011 and $71 million and $250 million during the same periods in 2010, and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million at September 30, 2011.

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At September 30, 2011, PPL Energy Supply had a net credit exposure of $16 million to PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail native load.  When LG&E has excess generation capacity after serving its own retail native load and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail native load and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.  These transactions are recorded by each company as intercompany wholesale sales and purchases in the Statements of Income as "Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded by each company at a price equal to the seller's variable cost.  Savings realized from such intercompany electricity purchasing, instead of generating from their own higher cost units or purchasing from the market, are shared equally between the two companies.  The volume of energy each company has to sell to the other is dependent on its native load needs and its available generation.

Intercompany electric revenues and energy purchases for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LG&E sales and KU purchases	$17	$23	$61	$71
LG&E purchases and KU sales	7	3	25	13

Allocations of PPL Services Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of certain services when they can be specifically identified.  The cost of services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010

PPL Energy Supply	$44	$55	$138	$170
PPL Electric	34	36	108	101
LKE	3	n/a	12	n/a

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

LG&E and KU Services Company allocated these amounts, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense for the periods ended September 30.  Intercompany billings for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

LG&E and KU Services Company billing to LG&E	$51	$42	$134	$153
LG&E and KU Services Company billing to KU	44	53	148	170
LG&E billings to KU	26	28	82	47
KU billings to LG&E				1

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary holds revolving lines of credit from certain affiliates.  There were no balances outstanding at September 30, 2011 and December 31, 2010.  Interest earned on the borrowings was not significant for the three months ended September 30, 2011 and for the three and nine months ended September 30, 2010.  For the nine months ended September 30, 2011, interest earned on the borrowings was $6 million, substantially all of which was attributable to borrowings by PPL Energy Funding that had an average interest rate of 3.73% for the nine months ended September 30, 2011.

(LKE)

After PPL's acquisition of LKE in November 2010, LKE held a note receivable from a PPL affiliate.  At September 30, 2011, $53 million was outstanding compared with $61 million at December 31, 2010.  The interest rate on the outstanding borrowing at September 30, 2011, was 2.22%.  During the three and nine months ended September 30, 2011, interest income on this note was not significant.

LKE maintains a $300 million revolving line of credit with a PPL Energy Supply subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  There was no balance outstanding at September 30, 2011 or December 31, 2010.

Interest expense incurred on the revolving line of credit with the PPL Energy Supply subsidiary was not significant for the three and nine months ended September 30, 2011.

Prior to PPL's acquisition of LKE in November 2010, LKE had revolving credit facilities and several short-term and long-term loans with its former E.ON AG affiliates.  During the three and nine months ended September 30, 2010, LKE incurred interest expense on these debt arrangements of $39 million and $118 million which is included in the Statements of Income as "Interest Expense with Affiliate."  The consolidated debt had a weighted-average interest rate of 2.06% at September 30, 2010.  Any such borrowings were repaid in 2010 prior to or at the time of the acquisition by PPL.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $400 million at market-based rates (based on highly-rated commercial paper issues). At September 30, 2011, there was no balance outstanding. At December 31, 2010, $12 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

Interest expense incurred on the money pool agreement with LKE and/or KU was not significant for the three and nine months ended September 30, 2011 and 2010.

Prior to PPL's acquisition of LKE in November 2010, LG&E had long-term loans from its former E.ON AG affiliates.  During the three and nine months ended September 30, 2010, LG&E incurred interest expense related to these debt arrangements of $6 million and $20 million.  The long-term loans had a weighted-average interest rate of 5.49% at September 30, 2010.  Any such borrowings were repaid in 2010 prior to or at the time of the acquisition by PPL.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $400 million at market-based rates (based on highly rated commercial paper issues).  At September 30, 2011, there was no balance outstanding. At December 31, 2010, $10 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

Interest expense incurred on the money pool agreement with LKE and/or LG&E was not significant for the three and nine months ended September 30, 2011 and 2010.

Prior to PPL's acquisition of LKE in November 2010, KU had long-term loans from its former E.ON AG affiliates.  During the three and nine months ended September 30, 2010, KU incurred interest expense on these debt arrangements of $18 million and $55 million.  The long-term loans had a weighted-average interest rate of 5.50% at September 30, 2010.  Any such borrowings were repaid in 2010 prior to or at the time of the acquisition by PPL.

(PPL Energy Supply)

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $10 million and $30 million of this license fee for the three and nine months ended September 30, 2011 and 2010.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

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

Due to damages resulting from several PUC-reportable storms that occurred during the three and nine months ended September 30, 2011, PPL Electric has exceeded its deductible for the 2011 policy year.  Probable recoveries on insurance claims with PPL Power Insurance of $12 million and $26.5 million were recorded during the three and nine months ended September 30, 2011, of which $7 million and $16 million were included in "Other operation and maintenance" on the Statement of Income.  The remainder was recorded in PP&E on the Balance Sheet.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the periods ended September 30 was:

	Three Months		Nine Months
	2011	2010	2011	2010
PPL
Other Income
Earnings on securities in NDT funds	$2	$4	$20	$15
Interest income	1	3	5	4
AFUDC	2	1	5	3
Net hedge gains associated with the 2011 Bridge Facility (a)			55
Gain on redemption of debt (b)	22		22
Miscellaneous - Domestic	3	1	10	5
Miscellaneous - International			1	1
Total Other Income	30	9	118	28
Other Expense
Economic foreign currency exchange contracts	(11)	1	(11)	(1)
Charitable contributions	2		7	2
Cash flow hedges (c)		29		29
LKE other acquisition-related costs		4		11
WPD Midlands other acquisition-related costs			36
Foreign currency loss on 2011 Bridge Facility (d)			57
U.K. stamp duty tax			21
Miscellaneous - Domestic	2	1	7	4
Miscellaneous - International			3	1
Total Other Expense	(7)	35	120	46
Other Income (Expense) - net	$37	$(26)	$(2)	$(18)

PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$2	$4	$20	$15
Miscellaneous	1	3	6	6
Total Other Income	3	7	26	21
Other Expense
Miscellaneous	1	1	6	4
Total Other Expense	1	1	6	4
Other Income (Expense) - net	$2	$6	$20	$17

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
LKE
Other Income
Net derivative gains (losses)		$29		$19
Equity in earnings of unconsolidated affiliate	$1	2	$1	3
Miscellaneous		3	3	4
Total Other Income	1	34	4	26
Other Expense
Charitable contributions	1		3	3
Miscellaneous		3	2	6
Total Other Expense	1	3	5	9
Other Income (Expense) - net	$	$31	$(1)	$17

	Three Months		Nine Months
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
LG&E
Other Income
Net derivative gains (losses)		$29		$19
Miscellaneous			$2	1
Total Other Income		29	2	20
Other Expense
Charitable contributions			2	1
Miscellaneous				2
Total Other Expense			2	3
Other Income (Expense) - net		$29	$	$17

(a)	Represents a gain on foreign currency forward contracts that hedged the repayment of the 2011 Bridge Facility borrowing.
(b)
In July 2011, as a result of PPL Electric's redemption of 7.125% Senior Secured Bonds due 2013, PPL recorded a gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.

(c)
As a result of the net proceeds from the sale of certain non-core generation facilities, coupled with the monetization of full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Associated net losses were reclassified from AOCI into earnings.

(d)	Represents a foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing.

"Other Income (Expense) - net" for the three and nine months ended September 30, 2011 and 2010 for PPL Electric is primarily AFUDC.  KU amounts are not significant.

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,511	$1,511			$925	$925
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (a)	117	117			66	66
Price risk management assets:
Energy commodities	2,042	1	$1,990	$51	2,503		$2,452	$51
Interest rate swaps	5		5		15		15
Foreign currency exchange contracts	21		21		11		11
Cross-currency swaps	51		37	14	44		44
Total price risk management assets	2,119	1	2,053	65	2,573		2,522	51

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
NDT funds:
Cash and cash equivalents	13	13			10	10
Equity securities
U.S. large-cap	260	180	80		303	207	96
U.S. mid/small-cap	104	77	27		119	89	30
Debt securities
U.S. Treasury	82	82			75	75
U.S. government sponsored agency	11		11		7		7
Municipality	82		82		69		69
Investment-grade corporate	37		37		33		33
Other	3		3		1		1
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	594	352	242		618	380	238
Auction rate securities (b)	24			24	25			25
Total assets	$4,365	$1,981	$2,295	$89	$4,370	$1,534	$2,760	$76

Liabilities
Price risk management liabilities:
Energy commodities	$1,191	$1	$1,165	$25	$1,552		$1,498	$54
Interest rate swaps	120		120		53		53
Cross-currency swaps	2		2		9		9
Total price risk management liabilities	$1,313	$1	$1,287	$25	$1,614		$1,560	$54

PPL Energy Supply
Assets
Cash and cash equivalents	$375	$375			$661	$661
Restricted cash and cash equivalents (a)	53	53			26	26
Price risk management assets:
Energy commodities	2,041	1	$1,989	$51	2,503		$2,452	$51
Foreign currency exchange contracts					11		11
Cross-currency swaps					44		44
Total price risk management assets	2,041	1	1,989	51	2,558		2,507	51
NDT funds:
Cash and cash equivalents	13	13			10	10
Equity securities
U.S. large-cap	260	180	80		303	207	96
U.S. mid/small-cap	104	77	27		119	89	30
Debt securities
U.S. Treasury	82	82			75	75
U.S. government sponsored agency	11		11		7		7
Municipality	82		82		69		69
Investment-grade corporate	37		37		33		33
Other	3		3		1		1
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	594	352	242		618	380	238
Auction rate securities (b)	19			19	20			20
Total assets	$3,082	$781	$2,231	$70	$3,883	$1,067	$2,745	$71

Liabilities
Price risk management liabilities:
Energy commodities	$1,190	$1	$1,164	$25	$1,541		$1,487	$54
Cross-currency swaps					9		9
Total price risk management liabilities	$1,190	$1	$1,164	$25	$1,550		$1,496	$54

PPL Electric
Assets
Cash and cash equivalents	$261	$261			$204	$204
Restricted cash and cash equivalents (c)	13	13			14	14
Total assets	$274	$274			$218	$218
LKE
Assets
Cash and cash equivalents	$170	$170			$11	$11
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (c)	31	31			23	23
Price risk management assets - energy
commodities (d)	1		$1
Total assets	$202	$201	$1		$197	$197

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Energy commodities (e)	$1		$1		$2		$2
Interest rate swaps (f)	57		57		34		34
Total liabilities	$58		$58		$36		$36

LG&E
Assets
Cash and cash equivalents	$75	$75			$2	$2
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (c)	31	31			22	22
Price risk management assets - energy
commodities (d)	1		$1
Total assets	$107	$106	$1		$187	$187

Liabilities
Price risk management liabilities:
Energy commodities (e)	$1		$1		$2		$2
Interest rate swaps (f)	57		57		34		34
Total liabilities	$58		$58		$36		$36

KU
Assets
Cash and cash equivalents	$94	$94			$3	$3
Restricted cash and cash equivalents (c)					1	1
Total assets	$94	$94			$4	$4
(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)
Current portion is included in "Other current assets" on the Balance Sheets.  Such amounts were insignificant at September 30, 2011 and December 31, 2010.  The long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(d)	Included in "Other current assets" on the Balance Sheets.
(e)	Included in "Other current liabilities" on the Balance Sheets.
(f)	Current portion is included in "Other current liabilities" on the Balance Sheets. The long-term portion is included in "Price risk management liabilities" on the Balance Sheets.

At September 30, 2011 and December 31, 2010, KU's price risk management assets and liabilities arising from energy commodities accounted for at fair value on a recurring basis were not significant.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2011 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Nine Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$26	$25		$51	$(3)	$25		$22
Total realized/unrealized
gains (losses)
Included in earnings	6			6	2			2
Included in OCI (a)	2	(1)		1	6	(1)		5
Purchases					2			2
Sales					(4)			(4)
Settlements	(2)			(2)	23			23
Transfers into Level 3	(1)		$14	13	(1)		$14	13
Transfers out of Level 3	(5)			(5)	1			1
Balance at end of period	$26	$24	$14	$64	$26	$24	$14	$64

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Nine Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL Energy Supply
Balance at beginning of
period	$26	$20		$46	$(3)	$20		$17
Total realized/unrealized
gains (losses)
Included in earnings	6			6	2			2
Included in OCI (a)	2	(1)		1	6	(1)		5
Purchases					2			2
Sales					(4)			(4)
Settlements	(2)			(2)	23			23
Transfers into Level 3	(1)			(1)	(1)			(1)
Transfers out of Level 3	(5)			(5)	1			1
Balance at end of period	$26	$19		$45	$26	$19		$45

(a)	"Energy Commodities" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2010 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Nine Months
	Energy	Auction		Energy	Auction
	Commodities,	Rate		Commodities,	Rate
	net	Securities	Total	net	Securities	Total
PPL
Balance at beginning of period	$48	$25	$73	$107	$25	$132
Total realized/unrealized gains (losses)
Included in earnings	(58)		(58)	(126)		(126)
Included in OCI (a)	4		4	12		12
Net purchases, sales, issuances and
settlements (b)	(13)		(13)	(12)		(12)
Transfers into Level 3	(13)		(13)	(15)		(15)
Transfers out of Level 3	46		46	48		48
Balance at end of period	$14	$25	$39	$14	$25	$39

PPL Energy Supply
Balance at beginning of period	$48	$20	$68	$107	$20	$127
Total realized/unrealized gains (losses)
Included in earnings	(58)		(58)	(126)		(126)
Included in OCI (a)	4		4	12		12
Net purchases, sales, issuances and
settlements (b)	(13)		(13)	(12)		(12)
Transfers into Level 3	(13)		(13)	(15)		(15)
Transfers out of Level 3	46		46	48		48
Balance at end of period	$14	$20	$34	$14	$20	$34

(a)	Included in "Qualifying derivatives" on the Statements of Comprehensive Income.
(b)
Accounting guidance effective January 1, 2011 requires purchase, sale, issuance and settlement transactions within Level 3 to be presented on a gross basis.  The transactions in 2010 are reported on a combined basis.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30 is as follows:

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)
	Energy Commodities, net
	Three Months		Nine Months
	2011	2010	2011	2010

	Successor	Predecessor	Successor	Predecessor
LKE
Balance at beginning of period		$45		$75
Total realized/unrealized gains (losses)
Included in discontinued operations		(1)		3
Settlements		(14)		(48)
Balance at end of period		$30		$30

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended September 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net

	Unregulated Retail		Wholesale Energy		Net Energy
	Electric and Gas		Marketing		Trading Margins		Energy Purchases
	2011	2010	2011	2010	2011	2010	2011	2010
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$6	$10	$(1)	$3	$1	$1		$(72)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	3	8		4	1		$1	(3)

	Nine Months
	Energy Commodities, net

	Unregulated Retail		Wholesale Energy		Net Energy
	Electric and Gas		Marketing		Trading Margins		Energy Purchases
	2011	2010	2011	2010	2011	2010	2011	2010
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$11	$22	$(5)	$16	$(2)	$(1)	$(2)	$(163)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	6	18	(6)	8	1		20	(5)

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries recognize transfers between levels at end-of-reporting-period values.

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas, oil and emission allowance contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, PPL and its subsidiaries obtain independent quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information and probabilities of default used to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which delivery is at a location where pricing is unobservable, the delivery dates are beyond the dates for which independent prices are available or for certain power basis positions, which PPL generally values using historical settlement prices to project forward prices.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Exchange Contracts/Cross-Currency Swaps

To manage their interest rate risk, PPL and its subsidiaries generally use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage their foreign currency exchange risk, PPL and its subsidiaries generally use foreign currency exchange contracts such as forwards and options and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and its subsidiaries use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and its subsidiaries cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  Certain cross-currency contracts were transferred to Level 3 due to the significance of the credit adjustment required at September 30, 2011, resulting from the longer average terms of these contracts.

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

The debt securities held by the NDT funds at September 30, 2011 have a weighted-average coupon of 4.53% and a weighted-average duration of five years.

Auction Rate Securities (PPL and PPL Energy Supply)

PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  At September 30, 2011, contractual maturities for these auction rate securities were a weighted average of approximately 24 years.  PPL and PPL Energy Supply do not have significant exposure to realize losses on these securities; however, auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

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

Nonrecurring Fair Value Measurements

(PPL and PPL Energy Supply)

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments:

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 2	Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
September 30, 2011	$1			$1
March 31, 2011	1			1
September 30, 2010	6		$2	4
June 30, 2010	11		3	8
March 31, 2010	13		10	3
RECs (c):
September 30, 2011	1			1
June 30, 2011	2	$1		1
March 31, 2011	3			3
Certain non-core generation facilities:
September 30, 2010	473	381		96

(a)	Represents carrying value before fair value measurement.
(b)
Losses on sulfur dioxide emission allowances and RECs were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.  Losses on certain non-core generation facilities were recorded in the Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.

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

Certain Non-Core Generation Facilities

Certain non-core generation facilities met the held for sale criteria at September 30, 2010.  As a result, net assets held for sale were written down to their estimated fair value less cost to sell.  The fair value in the table above excludes estimated costs to sell and was based on the negotiated sales price (achieved through an active auction process).  See Note 8 for additional information on the completed sale.

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

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$220	$220	$146	$148
Long-term debt	18,177	19,369	12,663	12,868
PPL Energy Supply
Long-term debt	3,025	3,416	5,589	5,919
PPL Electric
Long-term debt	1,718	2,044	1,472	1,578
LKE
Long-term debt	4,075	4,332	3,825	3,607
LG&E
Long-term debt	1,112	1,166	1,112	1,069
KU
Long-term debt	1,841	2,011	1,841	1,728

(a)	Included in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

The carrying value of short-term debt (including notes between affiliates), when outstanding, represents or approximates fair value due to the variable interest rates associated with the financial instruments.  The carrying value of held-to-maturity, short-term investments approximates fair value due to the liquid nature and short-term duration of these instruments.

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

(PPL)

At September 30, 2011, PPL had credit exposure of $2.1 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $766 million.  One of the counterparties accounted for 15% of the exposure, and the next highest counterparty accounted for 12% of the exposure.  Ten counterparties accounted for $519 million, or 68%, of the net exposure.  As of September 30, 2011, all of these counterparties had investment grade credit ratings from S&P or Moody's; however, subsequent to September 30, 2011, the largest counterparty, with a long-term contract, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  At September 30, 2011, accounts receivable from this counterparty, net of collateral, was not significant.

(PPL Energy Supply)

At September 30, 2011, PPL Energy Supply had credit exposure of $2.1 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $763 million.  One of these counterparties accounted for 16% of the exposure, and the next highest counterparty accounted for 12% of the exposure.  Ten counterparties accounted for $519 million, or 68%, of the net exposure.  As of  September 30, 2011, all of these counterparties had investment grade credit ratings from S&P or Moody's; however, subsequent to September 30, 2011, the largest counterparty, with a long-term contract, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  At September 30, 2011, accounts receivable from this counterparty, net of collateral, was not significant.

(PPL Electric)

At September 30, 2011, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with PPL EnergyPlus).

(LKE, LG&E and KU)

At September 30, 2011, LKE's, LG&E's and KU's credit exposure was not significant.

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

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value and other risk management metrics.  PPL completed its acquisitions of LKE in November 2010 and WPD Midlands in April 2011.  During the second quarter of 2011, the RMC formally approved the inclusion of LKE's risk programs under the risk management policy.  WPD Midlands adhered to the applicable risk management programs, including interest rate and foreign currency exchange programs, from the date of acquisition.

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

PPL is exposed to market risk from foreign currency exchange risk associated with its investments in U.K. affiliates, as well as additional market risk from certain subsidiaries, as discussed below.

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

By definition, the regulatory environments for PPL's other regulated entities, LKE (through its subsidiaries LG&E and KU) and WPD, significantly mitigates market risk.  LG&E's and KU's rates are set to permit the recovery of prudently incurred costs, including certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms provide for timely recovery of market price and volumetric fluctuations associated with these expenses.  LG&E and KU primarily utilize forward financial transactions to manage price risk associated with expected economic generation capacity in excess of expected load requirements.  WPD does not have supply risks as it is only in the distribution business.

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

PPL is exposed to credit risk from interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $64 million and $338 million at September 30, 2011 and December 31, 2010.

PPL Electric, LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2011 and December 31, 2010.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at September 30, 2011 and December 31, 2010.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $30 million at September 30, 2011 and $19 million at December 31, 2010.

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

The decision in late June 2010 to monetize these contracts triggered certain accounting for the second quarter of 2010:

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

In late July 2010, PPL Energy Supply again monetized certain full-requirement sales contracts that resulted in additional cash proceeds of $93 million.  The monetization in late July triggered certain accounting that impacted the third quarter of 2010.

•
These sales contracts had previously been accounted for as NPNS and received accrual accounting treatment.  The related purchases to supply these sales contracts were accounted for as cash flow hedges, with the effective portion of the change in fair value being recorded in AOCI and the ineffective portion recorded in "Energy purchases - Unrealized economic activity" on the Statement of Income.

•
The $93 million received from the monetization of the NPNS contracts was recorded as a gain to "Wholesale energy marketing - Realized" on the Statement of Income.  The corresponding cash flow hedges were dedesignated and all amounts previously recorded in AOCI were reclassified to earnings.  This resulted in a pre-tax reclassification of $(61) million of gains (losses) from AOCI into "Energy purchases - Unrealized economic activity" on the Statement of Income.

•	The net result of these transactions was a gain of $32 million, or $19 million after tax, for the three months ended September 30, 2010.

The proceeds of $249 million from these monetizations are reflected in the Statement of Cash Flows as a component of "Net cash provided by operating activities."

Cash Flow Hedges

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at September 30, 2011 range in maturity through 2016.  At September 30, 2011, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $309 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three and nine months ended September 30, 2011, such reclassifications were insignificant.  For the three and nine months ended September 30, 2010, such reclassifications were after tax (losses) of $(36) million and $(89) million.  The after-tax (losses) recorded in both periods in 2010 were primarily due to the monetization of certain full-requirement sales contracts, for which the associated hedges were no longer required, as discussed above.

For the three and nine months ended September 30, 2011, hedge ineffectiveness associated with energy derivatives was, after-tax, a gain (loss) of $(3) million and $(17) million.  For the three and nine months ended September 30, 2010, hedge ineffectiveness associated with energy derivatives was, after-tax, a gain (loss) of $8 million and $(16) million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the Statement of Income.  Certain power and gas cash flow hedge positions failed effectiveness testing during 2008 and early 2009 which resulted in significant gains recorded to the Statement of Income.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.

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

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL's and PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at September 30, 2011 range in maturity through 2017.

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

Activity associated with monetizing certain full-requirement sales contracts is also included in economic activity during the second quarter of 2010.  All transactions that previously had been considered cash flow hedges related to these full-requirement sales contracts, but no longer qualified as cash flow hedges, were classified as economic activity at September 30, 2010.

The net fair value of economic positions at September 30, 2011 and December 31, 2010 was a net liability of $218 million and $389 million for PPL Energy Supply.  The unrealized gains (losses) for economic activity for the periods ended September 30 are as follows.

	Three Months		Nine Months
	2011	2010	2011	2010

Operating Revenues
Unregulated retail electric and gas	$4	$8	$9	$16
Wholesale energy marketing	216	52	229	(190)
Operating Expenses
Fuel	(28)	16	(16)	13
Energy purchases (a)	(176)	(300)	(49)	(418)

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

(PPL, LKE, LG&E and KU)

LG&E and KU primarily utilize forward financial transactions to manage price risk associated with expected economic generation capacity in excess of expected load requirements.  Hedge accounting treatment has not been elected for these transactions; therefore, realized and unrealized gains and losses are recorded in the Statements of Income.  The derivative contracts in this category that existed at September 30, 2011, range in maturity through 2012.

The net fair value of economic positions for LKE, LG&E and KU at September 30, 2011 and December 31, 2010 was not significant.  Unrealized gains (losses) for economic activity for LKE, LG&E and KU for the three and nine months ended September 30, 2011 and 2010 were not significant.

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

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its competitive baseload generation fleet, which includes 7,357 MW of nuclear, coal and hydroelectric generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, from baseload generation and tolling arrangements that are included in the baseload portfolio based on current forecasted assumptions for 2011-2013.  These expected sales could be impacted by several factors, including plant availability.

2011 (a)	2012	2013

13,575	54,675	54,364

(a)	Represents expected sales for the balance of the current year.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at September 30, 2011.

	Derivative	Total Power	Fuel Purchases (c)
Year	Sales (a)	Sales (b)	Coal	Nuclear

2011 (d)	90%	100%	100%	100%
2012	92%	91%	96%	100%
2013 (e)	63%	72%	89%	100%

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

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the balance of the current year.
(e)	Volumes for derivative sales contracts that deliver in future periods total 3,050 GWh.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  PPL Energy Supply has also entered into contracts to financially hedge the physical sale of oil.  The following table presents the net volumes (in thousands of barrels) of derivative (sales)/purchase contracts used in support of these strategies at September 30, 2011.

	2011 (a)	2012	2013 (b)

Oil Swaps	(21)	651	540

(a)	Represents the balance of the current year.
(b)	Volumes (in thousands of barrels) for derivative contracts used in support of this strategy that deliver in future periods total 120.

Optimization of Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,395 MW of gas and oil-fired generation.  The following table presents the net volumes of derivative (sales)/purchase contracts used in support of this strategy at September 30, 2011.

	Units	2011 (a)	2012	2013 (b)

Power Sales (c)	GWh	(1,127)	(2,006)	(1,224)
Fuel Purchases (c)	Bcf	12.0	13.5	8.2

(a)	Represents the balance of the current year.
(b)	Volumes for derivative contracts used in support of these strategies that deliver in future periods total (1,632) GWh and 11.0 Bcf.
(c)	Included in these volumes are non-options and exercised option contracts that converted to non-option derivative contracts. Volumes associated with option contracts are not significant.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  PPL Energy Supply does not consider RECs to be derivatives; therefore, they are excluded from the table below.  The following table presents the volume of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at September 30, 2011.

	Units	2011 (a)	2012	2013

Energy sales contracts (b)	GWh	(4,319)	(13,074)	(5,325)
Related energy supply contracts (b)
Energy purchases	GWh	2,923	7,425	645
Volumetric hedges (c)	GWh	90	312	43
Generation supply	GWh	1,265	5,457	4,478
Retail gas sales contracts	Bcf	(2.6)	(9.1)	(0.5)
Retail gas purchase contracts	Bcf	2.5	9.1	0.5

(a)	Represents the balance of the current year.
(b)	Includes NPNS and contracts that are not derivatives, which receive accrual accounting.
(c)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Proprietary Trading Activity

At September 30, 2011, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that is included in the tables below, were not significant.

Other Energy-Related Positions

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The net volume of derivative FTR and basis (sales)/purchase contracts at September 30, 2011 were:

	Units	2011 (a)	2012	2013 (b)

FTRs	GWh	9,720	15,008
Power Basis Positions	GWh	(4,022)	(10,828)	(987)
Gas Basis Positions	Bcf	7.7	12.9	(1.0)

(a)	Represents the balance of the current year.
(b)	Volumes that deliver in future periods are 364 GWh and (2.0) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts.  These contracts qualify for NPNS and receive accrual accounting.  PPL Energy Supply also sells and purchases capacity for proprietary trading purposes.  These contracts are marked to fair value through earnings.  The following table presents the net volumes of derivative capacity (sales)/purchase contracts at September 30, 2011.

	Units	2011 (a)	2012	2013 (b)

Capacity	MW-months	(2,944)	(6,422)	(1,384)

(a)	Represents the balance of the current year.
(b)	Volumes that deliver in future periods are (253) MW-months.

Sales of Excess Regulated Generation (PPL, LKE, LG&E and KU)

LKE and its subsidiaries manage the price risk of expected economic generation capacity in excess of expected load requirements using market-traded forward contracts.  At September 30, 2011, the net volume of electricity based financial derivatives outstanding to hedge excess regulated generation was insignificant for LKE, LG&E and KU.

Interest Rate Risk

Cash Flow Hedges (PPL and PPL Energy Supply)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL enters into financial interest rate swap contracts to hedge these exposures.  These interest rate swap contracts mature through 2022 and had a notional value of $550 million at September 30, 2011.

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

For the three and nine months ended September 30, 2011, hedge ineffectiveness associated with interest rate derivatives was insignificant and a gain (loss) of $(13) million for PPL, of which a gain (loss) of $(5) million was attributable to certain interest rate swaps that failed hedge effectiveness testing during the second quarter of 2011.  For the three and nine months ended September 30, 2010, hedge ineffectiveness associated with interest rate derivatives was insignificant for both PPL and PPL Energy Supply.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL and PPL Energy Supply had no such reclassifications for the three and nine months ended September 30, 2011.  As a result of the expected net proceeds from the then anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply in 2010 was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Net gains (losses) of $(29) million, or $(19) million after tax, were reclassified for the three and nine months ended September 30, 2010.  PPL Energy Supply had no such reclassifications for the three and nine months ended September 30, 2010.

At September 30, 2011, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(11) million for PPL.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges (PPL and PPL Energy Supply)

PPL and PPL Energy Supply are exposed to changes in the fair value of their debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At September 30, 2011, PPL held contracts that range in maturity through 2047 and had a notional value of $99 million.  PPL Energy Supply did not hold any such contracts at September 30, 2011.  PPL and PPL Energy Supply did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2011 and 2010.

PPL Electric redeemed $400 million of 7.125% Senior Secured Bonds due 2013.  As a result of this redemption, PPL recorded a gain (loss) of $22 million, or $14 million after tax, for the three and nine months ended September 30, 2011 in "Other Income (Expense) - net" on the Statement of Income as a result of accelerated amortization of the fair value adjustments to the debt in connection with previously settled fair value hedges.  PPL had no such gains or losses for the three and nine months ended September 30, 2010.  PPL Energy Supply had no such gains or losses for the three and nine months ended September 30, 2011 and 2010.

Economic Activity

(PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Beginning in the third quarter of 2010, as a result of a rate case order, realized gains and losses from the swaps are recoverable through regulated rates.  Therefore, any subsequent change in fair value of these derivatives is included in regulatory assets and liabilities.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  Prior to the third quarter of 2010, LG&E reclassified amounts previously recorded in AOCI to earnings in the same period during which the forecasted transaction affected earnings.  The amounts recorded to regulatory assets for the three and nine months ended September 30, 2011 were $22 million and $23 million.  At September 30, 2011, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair value of these contracts was a liability of $57 million and $34 million at September 30, 2011 and December 31, 2010.

(LKE and LG&E)

The amounts recorded to regulatory assets for the three and nine months ended September 30, 2010 were $59 million.

Foreign Currency Risk

(PPL)

Cash Flow Hedges

At September 30, 2011, there were no existing foreign currency cash flow hedges associated with foreign currency-denominated debt or firm commitments (including those for the purchase of equipment) denominated in foreign currencies. Amounts previously settled and recorded in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.  Insignificant gains are expected to be reclassified into earnings during the next 12 months.

During the three and nine months ended September 30, 2011 and 2010, no cash flow hedges were discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time periods.

Fair Value Hedges

PPL enters into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at September 30, 2011, there were no existing contracts of this nature and no gains or losses recorded during the three and nine months ended September 30, 2011 and 2010 related to hedge ineffectiveness, or from a portion of the hedging instrument being excluded from the assessment of hedge ineffectiveness, or from hedges of firm commitments that no longer qualified as fair value hedges.

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

The contracts outstanding at September 30, 2011 had an aggregate notional amount of £65 million (approximately $106 million based on contracted rates).  The settlement dates of these contracts range from January 2012 through June 2012.  At September 30, 2011, the fair value of these contracts was $5 million.  For the three and nine months ended September 30, 2011, PPL recognized insignificant amounts of activity in the foreign currency translation adjustment component of AOCI.  For the three and nine months ended September 30, 2010, PPL and PPL Energy Supply recognized insignificant amounts of activity in the foreign currency translation adjustment component of AOCI.  At September 30, 2011, PPL included $18 million of accumulated net investment hedge gains (losses), after tax, in the foreign currency translation adjustment component of AOCI.  At December 31, 2010, PPL and PPL Energy Supply included $15 million of accumulated net investment hedge gains (losses), after-tax, in AOCI.

Economic Activity

(PPL)

In anticipation of the repayment of a portion of the GBP-denominated borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of U.S. dollar-denominated senior notes, as discussed in Note 7, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  These trades were settled in April 2011.  Gains and losses on these contracts are included in "Other Income (Expense) - net" on the Statement of Income.  PPL recorded insignificant losses and $55 million of pre-tax, net gains (losses) for the three and nine months ended September 30, 2011.

(PPL and PPL Energy Supply)

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge anticipated earnings denominated in GBP.  In 2010, these contracts were included in PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding, effective January 2011, these contracts are no longer included in PPL Energy Supply's business.  At September 30, 2011, the total exposure hedged by PPL was £393 million, the net fair value of these positions was $16 million and these contracts had termination dates ranging from October 2011 through November 2012.  PPL records gains (losses) on these contracts in "Other Income (Expense) - net" on the Statements of Income.  Gains (losses) were $11 million for both the three and nine months ended September 30, 2011 and insignificant for 2010.  PPL Energy Supply's 2010 gains (losses), both realized and unrealized, are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income and were insignificant for the three and nine months ended September 30, 2010.

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheets as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, power purchase agreements and certain retail energy and physical capacity contracts, and for PPL Electric include full-requirement purchase contracts and block purchase contracts.  Changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met, except for the change in fair value of LG&E's interest rate swaps which is recognized as a regulatory asset.  See Note 6 for amounts recorded in regulatory assets at September 30, 2011 and December 31, 2010.

See Notes 1 and 19 in PPL and PPL Electric's 2010 Form 10-K, Notes 1 and 15 in PPL Energy Supply's Form 8-K dated June 24, 2011 and Notes 1 and 5 in the annual financial statements included in LKE's, LG&E's and KU's 2011 Registration Statements for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$5	$63		$4	$11	$19		$2
Cross-currency swaps		2			7	9
Foreign currency
exchange contracts	5		$16		7		$4
Commodity contracts	667	2	700	734	878	19	1,011	1,095
Total current	677	67	716	738	903	47	1,015	1,097
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps				53	4			32
Cross-currency swaps	51				37
Commodity contracts	152	16	523	439	169	7	445	431
Total noncurrent	203	16	523	492	210	7	445	463
Total derivatives	$880	$83	$1,239	$1,230	$1,113	$54	$1,460	$1,560

(a)	$261 million and $326 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2011 and December 31, 2010.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $491 million and $695 million at September 30, 2011 and December 31, 2010.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $921 million and $602 million at September 30, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets for the periods ended September 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense		$2	$5	$23
		Other income
		(expense) - net			22	22

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(52)	$(51)	Interest expense	$(4)		$(10)	$(13)
Cross-currency swaps	46	13	Interest expense			3
			Other income
			(expense) - net	32		49
Commodity contracts	66	116	Wholesale energy
			marketing	163	$(9)	530	(31)
			Fuel	1		1
			Depreciation	1		1
			Energy purchases	(42)		(159)	1
Total	$60	$78		$151	$(9)	$415	$(43)

Net Investment Hedges:
Foreign exchange contracts	$5	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Foreign exchange contracts	Other income (expense) - net	$11	$66
Interest rate swaps	Interest expense	(2)	(6)
Commodity contracts	Utility	1	(2)
	Unregulated retail electric and gas	6	11
	Wholesale energy marketing	193	167
	Net energy trading margins (a)	(2)	9
	Fuel	(27)	(12)
	Energy purchases	(192)	(156)
	Total	$(12)	$77

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(22)	$(23)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2010.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense	$12	$46	$(1)	$(14)

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(124)	$(225)	Interest expense	$(1)		$(2)	$(3)
			Other income
			(expense) - net	(30)		(30)
Cross-currency swaps	(6)	40	Interest expense	1		2
			Other income
			(expense) - net	(19)		19
Commodity contracts	360	789	Wholesale energy
			marketing	93	$(8)	469	(173)
			Fuel	1		2
			Depreciation	1		2
			Energy purchases	(87)	20	(398)	2
Total	$230	$604		$(41)	$12	$64	$(174)

Net Investment Hedges:
Foreign exchange contracts	$(1)	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Foreign exchange contracts	Other income (expense) - net	$(1)	$1
Commodity contracts	Unregulated retail electric and gas	10	22
	Wholesale energy marketing	61	384
	Net energy trading margins (a)	(11)
	Fuel	10	(2)
	Energy purchases	(378)	(873)
	Total	$(309)	$(468)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

See Note 8 for information on PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps					$7	$9
Foreign currency
exchange contracts					7		$4
Commodity contracts	$667	$2	$699	$733	878	19	1,011	$1,084
Total current	667	2	699	733	892	28	1,015	1,084
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps					37
Commodity contracts	152	16	523	439	169	7	445	431
Total noncurrent	152	16	523	439	206	7	445	431
Total derivatives	$819	$18	$1,222	$1,172	$1,098	$35	$1,460	$1,515

(a)	$261 million and $326 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2011 and December 31, 2010.

(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $539 million and $733 million at September 30, 2011 and December 31, 2010.  At September 30, 2011, AOCI reflects the effect of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 8 for additional information.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $1.0 billion and $573 million at September 30, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense				$1
				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts	$66	$116	marketing	$163	$(9)	$530	$(31)
			Fuel	1		1
			Depreciation	1		1
			Energy purchases	(42)		(159)	1
Total	$66	$116		$123	$(9)	$373	$(30)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Commodity contracts	Unregulated retail electric and gas	$6	$11
	Wholesale energy marketing	193	167
	Net energy trading margins (a)	(2)	9
	Fuel	(27)	(12)
	Energy purchases	(192)	(156)
	Total	$(22)	$19

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2010.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps			Discontinued
			operations				$(3)
Cross-currency swaps	$(6)	$40	Discontinued
			operations	$(18)		$21
			Wholesale energy
Commodity contracts	$360	789	marketing	93	$(8)	469	(173)
			Fuel	1		2
			Depreciation			1
			Energy purchases	(87)	20	(398)	2
Total	$354	$829		$(11)	$12	$95	$(174)

Net Investment Hedges:
Foreign exchange contracts	$(1)	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Foreign exchange contracts	Discontinued operations	$(1)	$1
Commodity contracts	Unregulated retail electric and gas	10	22
	Wholesale energy marketing	61	384
	Net energy trading margins (a)	(11)
	Fuel	10	(2)
	Energy purchases	(378)	(873)
	Total	$(309)	$(468)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE and LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Other Current
Assets/Liabilities (a):
Interest rate swaps				$4				$2
Commodity contracts			$1	1				2
Total current			1	5				4
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				53				32
Total noncurrent				53				32
Total derivatives			$1	$58				$36

(a)	Represents the location on the Balance Sheet.

There were no after-tax balances of accumulated net gains (losses) in AOCI at September 30, 2011, December 31, 2010 and September 30, 2010.  The after-tax balance of accumulated net gains in AOCI was $5 million at December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended September 30, 2011, for the successor.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)
Commodity contracts	Operating revenues - retail and wholesale	1	(2)
	Total	$(1)	$(8)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets	$(22)	$(23)

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended September 30, 2010, for the predecessor.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Other income (expense) - net	$29	$19
Commodity contracts	Operating revenues - retail and wholesale		3
	Total	$29	$22

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets	$(59)	$(59)

The gains and losses recognized in income on derivatives associated with commodity contracts for the three-month period ended September 30, 2010 were not significant.

During the nine months ended September 30, 2010, LG&E recorded a pre-tax gain to reverse previously recorded losses of $21 million and $9 million to reflect the reclassification of the ineffective swaps and the terminated swap to a regulatory asset.

The gain on hedging interest rate swaps recognized in OCI for the three and nine months ended September 30, 2010, was $21 million and $17 million. For the three and nine months ended September 30, 2010, the gain on derivatives reclassified from AOCI to regulatory assets was $23 million.

Prior to including the unrealized gains and losses on the effective and ineffective interest rate swaps in regulatory assets, amounts previously recorded in AOCI were reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. The amount amortized from OCI to income in the three and nine months ended September 30, 2010 was not significant.

(KU)

The gains and losses recognized in income on derivatives associated with commodity contracts were not significant for the three and nine months ended September 30, 2011 and 2010.

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

At September 30, 2011, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit contingent provisions	$103	$51	$37	$37
Aggregate fair value of collateral posted on these derivative instruments	45	15	30	30
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	191	167	9	9

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were as follows.

	Kentucky Regulated	International Regulated	Supply		Total
PPL
Balance at December 31, 2010 (a)	$662	$679	$420	(d)	$1,761
Goodwill recognized during the period (b)		2,366			2,366
Effect of foreign currency exchange rates		69			69
Balance at September 30, 2011 (a)	$662	$3,114	$420		$4,196

		International Regulated	Supply		Total
PPL Energy Supply
Balance at December 31, 2010 (a)		$679	$86		$765
Derecognition (c)		(679)			(679)
Balance at September 30, 2011 (a)		$	$86		$86

(a)	There were no accumulated impairment losses related to goodwill.
(b)	Recognized as a result of the 2011 acquisition of WPD Midlands. See Note 8 for additional information.
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

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

Accretion expense recorded by LG&E and KU is offset with a regulatory credit and related regulatory asset, such that there is no income statement impact.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

ARO at December 31, 2010	$448	$345	$103	$49	$54
Accretion expense	25	20	4	2	2
Obligations assumed in acquisition of WPD
Midlands (a)	15
Derecognition (b)		(5)
Obligations incurred	11	11
Changes in estimated cash flow or settlement date	3	(4)	7	4	3
Obligations settled	(13)	(13)
ARO at September 30, 2011	$489	$354	$114	$55	$59

(a)	Obligations required under U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables. See Note 8 for additional information on the acquisition.
(b)
Represents AROs derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.

The classification of AROs on the Balance Sheet was as follows.

	September 30, 2011
		PPL Energy
	PPL	Supply	LKE	LG&E	KU

Current portion (a)	$10	$9	$1	$1
Long-term portion (b)	479	345	113	54	$59
Total	$489	$354	$114	$55	$59

	December 31, 2010
		PPL Energy
	PPL	Supply	LKE	LG&E	KU

Current portion (a)	$13	$13
Long-term portion (b)	435	332	$103	$49	$54
Total	$448	$345	$103	$49	$54

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $287 million and $270 million at September 30, 2011 and December 31, 2010, and is included in "Asset retirement obligations" on the Balance Sheets.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna nuclear plant.  The aggregate fair value of these assets was $594 million and $618 million at September 30, 2011 and December 31, 2010, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

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

	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
Short-term investments
- municipal debt securities					$163			$163
NDT funds:
Cash and cash equivalents	$13			$13	10			10
Equity securities:
U.S. large-cap	170	$90		260	180	$123		303
U.S. mid/small-cap	67	37		104	67	52		119
Debt securities:
U.S. Treasury	72	10		82	71	4		75
U.S. government sponsored
agency	10	1		11	6	1		7
Municipality	79	4	$1	82	69			69
Investment-grade corporate	34	3		37	31	2		33
Other	3			3	1			1
Receivables/payables, net	2			2	1			1
Total NDT funds	450	145	1	594	436	182		618
Auction rate securities	25		1	24	25			25
Total	$475	$145	$2	$618	$624	$182		$806

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$13			$13	$10			$10
Equity securities:
U.S. large-cap	170	$90		260	180	$123		303
U.S. mid/small-cap	67	37		104	67	52		119
Debt securities:
U.S. Treasury	72	10		82	71	4		75
U.S. government sponsored
agency	10	1		11	6	1		7
Municipality	79	4	$1	82	69			69
Investment-grade corporate	34	3		37	31	2		33
Other	3			3	1			1
Receivables/payables, net	2			2	1			1
Total NDT funds	450	145	1	594	436	182		618
Auction rate securities	20		1	19	20			20
Total	$470	$145	$2	$613	$456	$182		$638

LKE and LG&E

Short-term investments
- municipal debt securities					$163			$163

There were no securities with credit losses at September 30, 2011 or December 31, 2010.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2011.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$10	$70	$64	$79	$223
Fair value	10	73	70	86	239

PPL Energy Supply
Amortized cost	$10	$70	$64	$74	$218
Fair value	10	73	70	81	234

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
PPL
Proceeds from sales of NDT securities (a)	$34	$15	$134	$83
Other proceeds from sales			163
Gross realized gains (b)	3	2	26	11
Gross realized losses (b)	4	1	15	4

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$34	$15	$134	$83
Gross realized gains (b)	3	2	26	11
Gross realized losses (b)	4	1	15	4

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

(PPL, LKE and LG&E)

At December 31, 2010, LG&E held $163 million aggregate principal amount of tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  At December 31, 2010, these investments were reflected in "Short-term investments" on the Balance Sheet.  During the nine months ended September 30, 2011, LG&E received $163 million for its investments in these bonds when they were remarketed to unaffiliated investors.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was not significant.

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

Subsequent to the issuance of this new accounting guidance, the Financial Accounting Standards Board (FASB) announced plans to propose deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. During the deferral period, the FASB also plans to re-evaluate the requirement.  The deferral, if finalized, would not change the requirement to present items of net income, items of other comprehensive income and total comprehensive income in either one continuous statement or two separate consecutive statements.

Upon adoption, the change in presentation is not expected to have a significant impact on PPL and its subsidiaries.

Disclosures about an Employer's Participation in a Multiemployer Plan

Effective December 31, 2011, PPL and its subsidiaries will retrospectively adopt accounting guidance that was issued to improve the transparency about an employer's participation in a multiemployer plan.  The disclosures required by this guidance include the significant multiemployer plans in which an employer participates, the level of the employer's participation in these plans, the financial health of these plans and the nature of employer commitments to these plans. For plans for which users are unable to obtain additional publicly available information outside the employer's financial statements, additional disclosures are required.

The adoption of this standard is not expected to have a significant impact on PPL and its subsidiaries.

Testing Goodwill for Impairment

Effective January 1, 2012, PPL and its subsidiaries will prospectively adopt accounting guidance which will allow an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of goodwill.  If, based on this assessment, the entity determines it is not more likely than not the fair value of a reporting unit is less than the carrying amount, the two-step goodwill impairment test is not necessary.  However, the first step of the impairment test is required if an entity concludes it is more likely than not the fair value of a reporting unit is less than the carrying amount based on the qualitative assessment.

The adoption of this standard is not expected to have a significant impact on PPL and its subsidiaries.

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

•
"Results of Operations" provides a summary of PPL's earnings and a review of results by reportable segment and a description of key factors by segment that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2011 with the same periods in 2010.

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

The increase in regulated assets is expected to provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive energy supply business where earnings and cash flows are subject to commodity market volatility.  Following the LKE and WPD Midlands acquisitions, approximately 70% of PPL's assets are in its regulated businesses.  The pro forma impacts of the acquisitions of LKE and WPD Midlands on PPL's income from continuing operations (after income taxes) for the nine months ended September 30 are as follows.

	2011				2010
	Pro forma		Actual		Pro forma		Actual

Regulated	$799	61%	$696	58%	$704	66%	$315	47%
Competitive	507	39%	507	42%	358	34%	358	53%
	$1,306		$1,203		$1,062		$673

Note: Pro forma and actual amounts exclude non-recurring items identified in Note 8 to the Financial Statements.

Accordingly, results for periods prior to the acquisitions of LKE and WPD Midlands are not comparable with, or indicative of, results for periods subsequent to the acquisitions.

With the purchase of WPD Midlands and the related growth of the portion of PPL's overall earnings translated from British pounds sterling, the related foreign currency risk is more substantial.  The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent they have U.S. dollar denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

PPL's strategy for its competitive energy supply business is to optimize the value from its unregulated generation and marketing portfolio.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

To manage financing costs and access to credit markets, a key objective of PPL's business strategy is to maintain a strong credit profile.  PPL continually focuses on maintaining an appropriate capital structure and liquidity position.  In addition, PPL has adopted financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Highlights

Net Income Attributable to PPL Corporation

Net Income Attributable to PPL Corporation for the three and nine months ended September 30, 2011 was $444 million and $1.0 billion compared to $248 million and $583 million for the same periods in 2010.  This represents a 79% increase over 2010 for both periods.  These increases reflect the following after-tax impacts by segment.

	Three Months	Nine Months

Kentucky Regulated Segment earnings	$78	$184
International Regulated Segment
WPD Midlands earnings	102	159
WPD Midlands acquisition-related costs	(64)	(164)
Reduction in U.K. tax rate related to PPL WW	15	15
Pennsylvania Regulated Segment
Distribution base rate increase effective January 2011	9	29
Supply Segment
Net unrealized gains/(losses) on energy-related economic activity	(14)	119
Impairment charges in 2010 related to the sale of certain non-core generation facilities	62	60
Losses on the monetization of certain full-requirement sales contracts in 2010	27	102
Litigation settlement in 2011 related to spent nuclear fuel storage	4	33
Change in "Unregulated Gross Energy Margins" (a)	(37)	(154)
Unallocated costs - LKE acquisition-related costs in 2010	34	53
Other	(20)	22
	$196	$458

(a)
The change in "Unregulated Gross Energy Margins" is primarily due to lower baseload energy and capacity prices, changes in coal and hydro generation volumes and losses from the monetization of certain contracts in 2010 that rebalanced the business and portfolio, partially offset by higher margins on full-requirement sales contracts driven by contracts monetized in 2010 and reduced shopping.  See "Statement of Income Analysis - Margins" for additional information and a reconciliation of "Unregulated Gross Energy Margins" to Operating Income.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations, as well as a discussion of each of PPL's business segments.

Acquisition of WPD Midlands

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, acquired Central Networks, which operates two regulated distribution networks that serve five million end users in the Midlands area of England, for $6.6 billion, including long-term debt assumed through the acquisition.  Subsequent to the close of the acquisition, the entities acquired were renamed and are collectively referred to as WPD Midlands.  The service territories of PPL WW and WPD Midlands are contiguous and cost savings, efficiencies and other benefits are expected from the combined operation of these entities.

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

Pursuant to WPD's previously described intention to combine the operations of PPL WW and WPD Midlands, approximately 740 employees of WPD Midlands will receive separation benefits from the companies as a new regional structure is implemented.  In September 2011, WPD determined that the total separation benefits payable in connection with the reorganization would be $102 million, including $58 million of severance compensation, $43 million of early retirement deficiency costs (ERDC) and $1 million in outplacement services.

WPD Midlands recorded $84 million of the total separation benefits in the three and nine months ended September 30, 2011, of which $41 million relates to severance compensation and $43 million relates to ERDC.  WPD Midlands expects to record the remaining portion of severance compensation, based on the expected timing of when employees will separate from the companies, as follows:  an estimated $6 million in the fourth quarter of 2011 and an estimated $11 million in 2012.  The separation benefits recorded in the three and nine months ended September 30, 2011 are included in "Other operation and maintenance" on the Statement of Income.  The $41 million of accrued severance compensation is reflected in "Other current liabilities" and the ERDC of $43 million reduced "Other noncurrent assets" on the Balance Sheet at September 30, 2011.

These amounts do not include $9 million recorded in the nine months ended September 30, 2011 for ERDC payable under applicable pension plans and severance compensation for certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.  These separation benefits are included in "Other operation and maintenance" on the Statement of Income.

PPL incurred acquisition-related costs of $84 million and $215 million, pre tax, for the three and nine months ended September 30, 2011 which includes, among other items, the separation benefits discussed above, advisory, accounting and legal fees, taxes and certain financing costs, including gains on hedges and foreign currency losses on the 2011 Bridge Facility.

See Note 8 to the Financial Statements for additional information related to the acquisition and Note 7 to the Financial Statements for additional information related to the financings.

Registered Debt Exchange Offer by LKE, LG&E and KU

In April 2011, LKE, LG&E and KU each filed a Registration Statement with the SEC, related to an offer to exchange certain first mortgage bonds and senior notes issued in November 2010, in transactions not subject to registration under the Securities Act of 1933, with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011 with substantially all of LKE's senior notes and LG&E's and KU's first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and PPL's 2010 Form 10-K for additional information on the original debt issuances.

Susquehanna Turbine Blade Replacement

In April 2011, during the PPL Susquehanna Unit 2 refueling and generation uprate outage, a planned inspection of the Unit 2 turbine revealed cracks in certain of its low pressure turbine blades.  Replacement of these blades was required, but was not anticipated as part of the original scope of this outage.  The necessary replacement work extended the Unit 2 outage by six weeks.  As a precaution, PPL Susquehanna also took Unit 1 out of service in mid-May to inspect the turbine blades in that unit.  This inspection revealed cracks in blades similar to those found in Unit 2.  The duration of the Unit 1 outage, in which turbine blades were replaced, was also about six weeks.  The after-tax earnings impact, including reduced energy-sales margins and repair expense for both units, was $63 million.  The majority of these costs were incurred during the second quarter of 2011.

Storm Recovery

PPL Electric experienced several PUC-reportable storms during the three and nine months ended September 30, 2011 resulting in total restoration costs of $34 million and $59 million, of which $23 million and $39 million were recorded in "Other operation and maintenance" on the Statement of Income.  However, a PPL subsidiary has a $10 million reinsurance policy with a third party insurer.  In the third quarter of 2011 a $10 million receivable was recorded with an offsetting credit to "Other operation and maintenance" on the Statement of Income.  In November 2011, PPL Electric filed with the PUC a request for permission to defer $15 million to $20 million for future recovery of allowable storm-related costs.  At the time PPL Electric seeks recovery of any deferred amount, its claim will be based on the actual costs, net of insurance recoveries.  A regulatory asset, for the actual costs net of insurance recoveries, will be recorded at such time as an order is received from the PUC approving deferral of these costs.

In late October 2011, PPL Electric experienced significant damage to its transmission and distribution network from a severe snow storm.  The costs associated with the restoration efforts are still being determined and are not included in the amounts disclosed above.  PPL Electric will evaluate such costs, when quantified, and will likely file with the PUC for permission to defer certain of the costs incurred to repair the distribution network for future recovery.  Costs incurred to repair the transmission network are recoverable through the FERC Formula Rate mechanism which is updated annually.

Legal and Regulatory Matters

Federal

CSAPR

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to PPL's Pennsylvania and Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  In October 2011, the EPA proposed technical adjustments to the CSAPR to account for updated data submitted to the agency.  Several states and a number of companies have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging various provisions of the CSAPR.  PPL's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR.

For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to be greater than the forecasted emissions based on present operations of existing sulfur dioxide scrubbers and coal supply.  However, for the second phase beginning in 2014, PPL will likely have to modify operations and dispatch of its generation fleet in Pennsylvania and Kentucky, including upgrades or installation of new sulfur dioxide scrubbers for certain generating units or retirement of certain other units.

With respect to nitrogen oxide emissions, the CSAPR provides a slightly higher amount of allowances for PPL's Pennsylvania plants, but still less than the current forecasted emissions and a slightly higher amount of allowances for the Kentucky plants than under CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Pennsylvania and Kentucky fleets, such as the installation of new technology or modifications of plant operations as well as the retirement and replacement of certain coal-fired generating units in Kentucky.  LG&E and KU are seeking recovery of their expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.

Additionally, PPL's plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  PPL anticipates that some of the measures required for compliance with the CSAPR, such as upgraded or new sulfur dioxide scrubbers at some of its plants and retirement of certain units, may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to PPL could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the Kentucky regulatory proceeding.

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  Under the settlement agreement, PPL Susquehanna received $50 million, pre-tax for its share of claims to partially offset its expenses incurred to store spent nuclear fuel at the Susquehanna station through September 2009, and recognized a credit to "Fuel" expense in the second quarter of 2011.  PPL Susquehanna also will be eligible to receive payment of annual claims for allowed costs that are incurred thereafter through the December 2013 termination of the settlement agreement.  See Note 10 to the Financial Statements for additional information.

Kentucky and Virginia

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run station site.  LG&E and KU also requested approval to purchase three additional natural gas combustion turbines from Bluegrass Generation Company, L.L.C. (Bluegrass Plant) that are expected to provide up to 495 MW of peak generation supply.  LG&E and KU anticipate that the NGCC construction and Bluegrass Plant acquisition could require up to $800 million in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC and Bluegrass Plant acquisition were not included in the CPCN filing with the KPSC, but are expected to be included in a future base rate case filing.  The KPSC issued an Order on the procedural schedule in the CPCN filing that has discovery, but no hearing, scheduled through early February 2012.  A KPSC order on the CPCN filing is anticipated in the second quarter of 2012.  See Note 6 to the Financial Statements for additional information.

ECR Filing - Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, LG&E and KU filed ECR plans with the KPSC requesting approval to install environmental upgrades for certain of their coal-fired plants and for recovery of the expected $2.5 billion in associated capital costs, as well as operating expenses as incurred.  The ECR plans included upgrades that will be made to certain of their coal-fired generating stations to continue to be compliant with EPA regulations.  See Notes 6 and 10 to the Financial Statements for additional information.

Pennsylvania

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation that would authorize the PUC to approve regulatory procedures and mechanisms to provide for more timely recovery of a utility's costs.  Alternative ratemaking is important to PPL Electric as it begins a period of significant increasing capital investment related to the asset optimization program focused on the replacement of aging distribution assets.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover certain capital costs and related operating expenses.  In October 2011, the legislation was passed by the Pennsylvania House of Representatives.  It will now be considered by the Pennsylvania Senate.  PPL Electric is working with other stakeholders to support passage of this legislation but cannot predict the outcome of this process.

Montana

Montana Hydroelectric Litigation

In June 2011, the U.S. Supreme Court granted PPL Montana's petition to review the March 2010 Montana Supreme Court decision, which substantially affirmed the June 2008 Montana District Court decision to award the State of Montana retroactive compensation for PPL Montana's hydroelectric facilities' use and occupancy of certain Montana riverbeds.  Oral argument is scheduled for December 2011.  The stay of judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana to cover the anticipated period of the proceeding before the U.S. Supreme Court.  See Note 10 to the Financial Statements for additional information.

U.K.

Tax Rate Change

In July 2011, the U.K.'s Finance Act of 2011 was enacted.  The most significant change to the law was a reduction in the U.K.'s statutory income tax rate.  The statutory tax rate was changed from 27% to 26%, effective April 1, 2011 and from 26% to 25%, effective April 1, 2012.  As a result of these changes, for the three and nine months ended September 30, 2011, PPL reduced its net deferred tax liabilities and recognized a $69 million deferred tax benefit to comprehend both rate decreases.

The U.K.'s Finance Act of 2010, enacted in July 2010, also included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate was reduced from 28% to 27%.  As a result, PPL reduced its net deferred tax liabilities and recognized a $19 million deferred tax benefit for the three and nine months ended September 30, 2010.

Ofgem Pricing Model

In October 2010, Ofgem announced a pricing model that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  Key components of the model are:  an extension of the price review period from five to eight years; increased emphasis on outputs and incentives; enhanced stakeholder engagement including network customers; a stronger incentive framework to encourage more efficient investment and innovation; expansion of the current Low Carbon Network Fund to stimulate innovation; and continued use of a single weighted average cost of capital.  At this time, management does not expect the impact of this pricing model to be significant to WPD's operating results.

Results of Operations

As a result of the LKE acquisition on November 1, 2010 and the WPD Midlands acquisition on April 1, 2011, LKE's and WPD Midlands' results (since the date of acquisition) for the three and nine months ended September 30, 2011 are included in PPL's results.  When discussing PPL's results of operations for 2011 compared with 2010, the results of LKE and WPD Midlands are isolated for purposes of comparability.  LKE's results are included within "Segment Results - Kentucky Regulated Segment" and WPD Midlands' results are included within "Segment Results - International Regulated Segment."  The results of WPD (including WPD Midlands) are recorded on a one-month lag.

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

Earnings

Net Income Attributable to PPL Corporation and related EPS for the periods ended September 30 was:

	Three Months		Nine Months
	2011	2010	2011	2010

Net Income Attributable to PPL Corporation	$444	$248	$1,041	$583
EPS - basic	$0.76	$0.51	$1.92	$1.40
EPS - diluted	$0.76	$0.51	$1.91	$1.40

The changes in Net Income Attributable to PPL Corporation from period to period were, in part, attributable to the acquisitions of LKE and WPD Midlands and several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net Income Attributable to PPL Corporation by segment for the periods ended September 30 was:

	Three Months		Nine Months
	2011	2010	2011	2010

Kentucky Regulated	$78		$184
International Regulated (a)	138	$93	231	$227
Pennsylvania Regulated	28	36	116	89
Supply	200	153	510	320
Unallocated Costs (b)		(34)		(53)
Total	$444	$248	$1,041	$583

(a)	As a result of the acquisition on April 1, 2011, WPD Midlands' results since the acquisition date, recorded on a one-month lag, are included in the 2011 amounts.
(b)
The three and nine months ended September 30, 2010 include $4 million and $11 million, pre-tax, ($2 million and $8 million, after-tax) of certain acquisition-related costs, including advisory, accounting and legal fees associated with the acquisition of LKE that are recorded in "Other Income (Expense) - net" on the Statements of Income.  Also included are $45 million and $67 million, pre-tax, ($31 million and $44 million, after-tax) of 2010 Bridge Facility costs that are recorded in "Interest Expense" on the Statements of Income.  See Notes 7 and 10 in PPL's 2010 Form 10-K for additional information on the acquisition and related financing.  These costs were considered special items by management and were not included within any segment's results.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's results from the operation of regulated electricity generation, transmission and distribution assets, primarily in Kentucky, as well as in Virginia and Tennessee.  This segment also includes LKE's results from the regulated distribution and sale of natural gas in Kentucky.

Kentucky Regulated segment Net Income Attributable to PPL Corporation for the periods ended September 30, 2011 was:

	Three Months	Nine Months

Operating revenues	$736	$2,140
Fuel and energy purchases	277	845
Other operation and maintenance	187	566
Depreciation	84	249
Taxes, other than income	10	28
Total operating expenses	558	1,688
Other Income (Expense) - net		(1)
Interest Expense (a)	53	161
Income Taxes	46	105
Income (Loss) from Discontinued Operations	(1)	(1)
Net Income Attributable to PPL Corporation	$78	$184

(a)	The three and nine months ended September 30, 2011 include allocated interest expense of $17 million and $53 million, pre-tax, related to the 2010 Equity Units and certain interest rate swaps.

The following after-tax amounts, which management considers special items, also impacted the segment's earnings for the periods ended September 30, 2011.

	Line Item	Three Months		Nine Months

Special Items, net of tax benefit (expense):
Adjusted energy-related economic activity, net, net of tax of ($1), $0	Utility Revenues		$1		$1
Other:
LKE discontinued operations, net of tax of $1, $0	Disc. Operations		(1)		(1)
Total		$		$

Outlook

Excluding special items, and the impact of a full year of earnings versus two months in 2010, earnings are expected generally to be driven by the results of electricity and natural gas base rate increases that became effective August 1, 2010.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.  Among these uncertainties is the ultimate regulatory recovery of storm costs recorded as regulatory assets.

International Regulated Segment

The International Regulated segment consists primarily of the electric distribution operations in the U.K.  As a result of the acquisition on April 1, 2011, WPD Midlands' results since the acquisition date are included in the 2011 results, recorded on a one-month lag.

International Regulated segment Net Income Attributable to PPL Corporation for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change

Utility revenues	$194	$163	19	$613	$538	14
Energy-related businesses	8	9	(11)	27	25	8
Total operating revenues	202	172	17	640	563	14
Other operation and maintenance	45	39	15	136	122	11
Depreciation	32	28	14	94	86	9
Taxes, other than income	14	12	17	40	39	3
Energy-related businesses	4	4		12	12
Total operating expenses	95	83	14	282	259	9
Other Income (Expense) - net	10		n/a	13	2	550
Interest Expense	34	38	(11)	119	102	17
Income Taxes	(17)	(42)	(60)	16	(23)	(170)
WPD Midlands, net of tax (a)	102		n/a	159		n/a
WPD Midlands acquisition-related costs, net of tax (b)	(64)		n/a	(164)		n/a
Net Income Attributable to PPL Corporation	$138	$93	48	$231	$227	2

(a)
Represents the operations of WPD Midlands since the acquisition date, recorded on a one-month lag, including revenue from external customers of $292 million and $499 million (pre-tax) for the three and nine months ended September 30, 2011.  The three and nine-month periods also include allocated charges totaling $16 million and $24 million (after-tax), which include interest expense related to the 2011 Equity Units.

(b)	Represents items considered special by management, including $2 million and $44 million (after-tax) of allocated charges for the three and nine months ended September 30, 2011.

The changes in the components of Net Income Attributable to PPL Corporation between the periods ended September 30, 2011 and 2010 were primarily due to the following factors.  The amounts for PPL WW are presented on a constant U.K. foreign currency exchange rate basis in order to isolate the impact of the change in the exchange rate.

	Three Months	Nine Months
PPL WW
Utility revenues	$21	$51
Other operation and maintenance	(7)	(9)
Interest expense	2	(12)
Income taxes	(8)	(16)
Foreign currency exchange rates	3	7
Other	(1)	(1)
WPD Midlands, after-tax	67	124
U.S.
Income taxes	(14)	(20)
Other	(1)	(4)
Special items, after-tax	(17)	(116)
Total	$45	$4

PPL WW

•
Utility revenues were $24 million and $45 million higher resulting from a price increase in April 2011 for the three-month period and in April 2010 and 2011 for the nine-month period.  In addition, the nine-month period was higher due to a $9 million unfavorable impact on regulatory allowed revenues associated with a charge recorded in the first quarter of 2010 primarily resulting from changes in the network electricity line loss assumptions.  Such charges were insignificant in the first quarter of 2011.

•
Other operation and maintenance expense was higher for the three and nine-month periods primarily due to $4 million and $7 million of higher pension expense resulting primarily from an increase in amortization of actuarial losses.

•	Interest expense for the nine-month period was $11 million higher due to higher debt balances arising from a March 2010 debt issuance.

•	U.K. income taxes were higher in the three-month period due to $4 million of additional tax as a result of higher pre-tax income.

U.K. income taxes were higher in the nine-month period due to $8 million of additional tax as a result of higher pre-tax income and a $7 million income tax benefit recorded in 2010 related to uncertain tax positions.

•
U.S. income taxes were higher in the three-month period primarily due to a $20 million tax benefit recorded in 2010 related to a favorable U.S. Tax Court ruling on the creditability of the U.K. Windfall Profits Tax.  This increase was partially offset by a $7 million U.S. tax benefit recorded in 2011 as a result of U.K. pension plan contributions.

U.S. income taxes were higher in the nine-month period primarily due to a $20 million tax benefit recorded in 2010 related to a favorable U.S. Tax Court ruling on the creditability of the U.K. Windfall Profits Tax, $9 million of higher taxes due to tax benefits recorded in 2010 related to foreign dividends and tax refunds and $8 million of higher taxes in 2011 on foreign source income.  These increases were partially offset by a $21 million tax benefit recorded in 2011 as a result of U.K. pension plan contributions.

The following after-tax amounts, which management considers special items, also impacted the segment's earnings for the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2011	2010	2011	2010

Special Items, net of tax benefit (expense):
Foreign currency-related economic hedges, net of tax of ($3), $0, ($4), $0 (a)	Other Income-net	$8	$(1)	$8	$(2)
WPD Midlands acquisition-related costs:
2011 Bridge Facility costs, net of tax of $0, $0, $13, $0 (b)	Interest Expense			(30)
Foreign currency loss on 2011 Bridge Facility, net of tax of $0, $0, $19, $0 (c)	Other Income-net			(38)
Net hedge gains, net of tax of $0, $0, ($17), $0 (c)	Other Income-net			38
Hedge ineffectiveness, net of tax of $0, $0, $3, $0 (d)	Interest Expense			(9)
U.K. stamp duty tax, net of tax of $0, $0, $0, $0 (e)	Other Income-net			(21)
Separation benefits, net of tax of $22, $0, $24, $0 (f)	Other O&M	(64)		(68)
Other acquisition-related costs, net of tax of ($2), $0, $9, $0	(g)			(36)
Other:
Change in U.K. tax rate (h)	Income Taxes	69	19	69	19
U.S. Tax Court ruling (U.K. Windfall Profits Tax) (i)	Income Taxes		12		12
Total		$13	$30	$(87)	$29
(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)	Represents fees incurred in connection with establishing the 2011 Bridge Facility. See Note 7 to the Financial Statements for additional information.
(c)
Represents the foreign currency loss on the repayment of the 2011 Bridge Facility, including a pre-tax foreign currency loss of $15 million associated with proceeds received on the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011 that were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility.  The foreign currency risk was economically hedged with forward contracts to purchase GBP, which resulted in pre-tax gains of $55 million.

(d)	Represents a combination of ineffectiveness associated with closed out interest rate swaps and a charge recorded as a result of certain interest rate swaps failing hedge effectiveness testing.
(e)	Tax on the transfer of ownership of property in the U.K. which is not tax deductible for income tax purposes.
(f)
Primarily represents severance compensation, early retirement deficiency costs and outplacement services for employees separating from the WPD Midlands companies as a result of a reorganization to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).  Also includes severance compensation and early retirement deficiency costs associated with certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.

(g)
The nine months ended September 30, 2011 primarily includes $36 million, pre-tax, of advisory, accounting and legal fees which are reflected in "Other Income (Expense) - net" on the Statements of Income.  Other acquisition-related costs of $9 million were recorded to "Other operation and maintenance" expense on the Statements of Income.

(h)
The U.K.'s Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and will further reduce the rate from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in the three and nine-month periods of 2011 to comprehend both rate decreases.  WPD Midlands' portion of the deferred tax benefit is $35 million.

The U.K.'s Finance Act of 2010, enacted in July 2010, reduced the U.K. statutory income tax rate from 28% to 27% effective April 1, 2011. As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in the three and nine-month periods of 2010.

(i)	Represents the net tax benefit recorded as a result of the U.S. Tax Court ruling that the U.K. Windfall Profits Tax is creditable for U.S. tax purposes, excluding the reversal of accrued interest.

Outlook

Excluding special items and the impact of the newly acquired U.K. businesses, earnings are expected to be higher in 2011, compared with 2010, primarily due to higher electricity delivery revenue and a more favorable currency exchange rate, partially offset by higher income taxes, higher depreciation and higher financing costs.

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

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Pennsylvania Regulated segment Net Income Attributable to PPL Corporation for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Operating revenues
External	$454	$570	(20)	$1,444	$1,901	(24)
Intersegment	1	1		9	5	80
Total operating revenues	455	571	(20)	1,453	1,906	(24)
Energy purchases
External	171	229	(25)	591	848	(30)
Intersegment	5	71	(93)	15	250	(94)
Other operation and maintenance	146	126	16	402	377	7
Depreciation	38	34	12	108	101	7
Taxes, other than income	26	32	(19)	83	108	(23)
Total operating expenses	386	492	(22)	1,199	1,684	(29)
Other Income (Expense) - net	3		n/a	4	4
Interest Expense	26	24	8	74	74
Income Taxes	14	15	(7)	56	47	19
Net Income	32	40	(20)	128	105	22
Net Income Attributable to Noncontrolling Interests	4	4		12	16	(25)
Net Income Attributable to PPL Corporation	$28	$36	(22)	$116	$89	30

The changes in the components of Net Income Attributable to PPL Corporation between the periods ended September 30, 2011 and 2010 were due to the following factors.

	Three Months	Nine Months

Pennsylvania gross delivery margins	$8	$56
Other operation and maintenance	(15)	(18)
Depreciation	(4)	(7)
Other	2	1
Income taxes	1	(9)
Noncontrolling interests		4
Total	$(8)	$27

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of gross margins from the Pennsylvania regulated electric delivery operations.

•	Other operation and maintenance expenses were $14 million and $17 million higher for the three and nine-month periods due to storm costs exceeding insurance policy limits in 2011.

•
Income taxes were $12 million higher for the nine-month period due to higher pre-tax income.  This increase was partially offset by a $5 million tax benefit related to the impact of flow-through regulated tax depreciation that is primarily related to the Pennsylvania Department of Revenue interpretive guidance regarding 100% bonus depreciation.

Outlook

Excluding special items, earnings are expected to be slightly higher in 2011, compared with 2010, as a result of higher distribution revenues from a January 1, 2011 distribution base rate increase, partially offset by higher operation and maintenance expenses.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A.  Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.  Among these uncertainties are the ultimate regulatory recovery of storm costs, transmission service charges and other regulatory assets.

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

Supply segment Net Income Attributable to PPL Corporation for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Energy revenues
External (a)	$1,305	$1,339	(3)	$3,437	$3,908	(12)
Intersegment	5	71	(93)	15	250	(94)
Energy-related businesses	132	98	35	360	286	26
Total operating revenues	1,442	1,508	(4)	3,812	4,444	(14)
Fuel and energy purchases
External (a)	693	779	(11)	1,572	2,512	(37)
Intersegment	2	1	100	3	2	50
Other operation and maintenance	191	199	(4)	707	731	(3)
Depreciation	66	65	2	194	189	3
Taxes, other than income	18	12	50	49	34	44
Energy-related businesses	131	96	36	356	276	29
Total operating expenses	1,101	1,152	(4)	2,881	3,744	(23)
Other Income (Expense) - net	22	(23)	(196)	41	(14)	(393)
Other-Than-Temporary Impairments	5		n/a	6	3	100
Interest Expense	59	63	(6)	159	170	(6)
Income Taxes	99	63	57	299	154	94
Income (Loss) from Discontinued Operations	1	(53)	(102)	3	(38)	(108)
Net Income	201	154	31	511	321	59
Net Income Attributable to Noncontrolling Interests	1	1		1	1
Net Income Attributable to PPL Corporation	$200	$153	31	$510	$320	59

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of Net Income Attributable to PPL Corporation between the periods ended September 30, 2011 and 2010 were due to the following factors.

	Three Months	Nine Months

Unregulated gross energy margins	$(64)	$(264)
Other operation and maintenance	(2)	(40)
Other income (expense) - net	20	27
Other	(4)	(9)
Income taxes	(7)	85
Discontinued operations, after-tax - excluding certain revenues and expenses included in margins	5	14
Special items, after-tax	99	377
Total	$47	$190

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Other operation and maintenance expense was higher for the nine-month period primarily due to $16 million of higher payroll-related costs, $9 million of which relates to PPL Susquehanna, and increased costs at PPL Susquehanna of $10 million from the dual-unit turbine blade replacement outages and $8 million from the refueling outage.

•
Other income (expense)-net was higher for the three and nine-month periods primarily due to a $22 million gain on the redemption of debt in 2011.  See Note 12 to the Financial Statements for additional information.

•
Income taxes for the three-month period includes adjustments in federal and state income tax reserves of $13 million and a $12 million decrease in the tax benefit from the domestic manufacturing deduction resulting from the impact of revised bonus tax depreciation estimates and the $27 million impact of lower pre-tax income.

Income taxes were $135 million lower for the nine-month period primarily due to lower pre-tax income.  The decrease in income taxes was partially offset by a $24 million decrease in the tax benefit from the domestic manufacturing deduction resulting from the impact of revised bonus tax depreciation, $19 million in Pennsylvania net operating loss valuation allowance adjustments, primarily related to the impact of 100% bonus tax depreciation on future projected Pennsylvania taxable income, and a $13 million increase in income taxes due to 2010 adjustments in federal and state income tax reserves.

The following after-tax amounts, which management considers special items, also impacted the segment's earnings for the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2011	2010	2011	2010

Special Items, net of tax benefit (expense):
Adjusted energy-related economic activity, net, net of tax of $8, ($1), ($2), $83	(a)	$(10)	$4	$4	$(115)
Sales of assets:
Sundance indemnification, net of tax of $0, $0, $0, $0	Other Income-net				1
Impairments:
Emission allowances, net of tax of $0, $2, $1, $6 (Note 13)	Other O&M		(2)	(1)	(9)
Renewable energy credits, net of tax of $0, $0, $2, $0 (Note 13)	Other O&M			(3)
Adjustments - nuclear decommissioning trust investments, net of tax of $2, $0, $2, $1 (b)	Other Income-net	(1)
LKE acquisition-related costs:
Monetization of certain full-requirement sales contracts, net of tax of $0, $20, $0, $72	(c)		(27)		(102)
Sale of certain non-core generation facilities, net of tax of $0, $39, $0, $39 (d)	Disc. Operations		(62)	(2)	(62)
Discontinued cash flow hedges and ineffectiveness, net of tax of $0, $10, $0, $10 (e)	Other Income-net		(19)		(19)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $1, $22	(f)	(1)	(1)	(2)	(34)
Litigation settlement - spent nuclear fuel storage, net of tax of ($2), $0, ($23), $0 (g)	Fuel	4		33
Health care reform - tax impact (h)	Income Taxes				(8)
Total		$(8)	$(107)	$29	$(348)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents other-than-temporary impairment charges on securities, including the reversal of previous other-than-temporary impairment charges when securities previously impaired were sold.
(c)
See "Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2010, $150 and $343 million of pre-tax gains were recorded to "Wholesale energy marketing" and $197 and $517 million of pre-tax losses were recorded to "Energy purchases" on the Statements of Income.

(d)	Assets associated with certain non-core generation facilities were written down to their estimated fair value (less cost to sell). These facilities were sold in March 2011.
(e)
Due to expected net proceeds from the then-anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply was no longer needed. As a result, hedge accounting associated with the interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.

(f)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  Through September 30, 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for years prior to 2010, including interest.  Of this total charge $47 million, pre-tax, was recorded to "Other operation and maintenance" and $9 million, pre-tax, was recorded to "Interest Expense" on the Statements of Income.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the Supreme Court granted PPL Montana's petition.  Oral argument is scheduled for December 2011.  PPL Montana continues to accrue interest expense on rental compensation covered by the court decision.

(g)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  PPL Susquehanna recorded credits to fuel expense of $6 million and $56 million, pre-tax for the three and nine months ended September 30, 2011 to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna station.  The amounts recorded through September 2011 cover the costs incurred from 1998 through December 2010.

(h)
Represents income tax expense recorded as a result of the provisions within Health Care Reform which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net" for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
Operating Revenues
Unregulated retail electric and gas	$4	$8	$9	$16
Wholesale energy marketing	216	52	229	(190)
Operating Expenses
Fuel	(28)	16	(16)	13
Energy Purchases	(176)	(300)	(49)	(418)
Energy-related economic activity (a)	16	(224)	173	(579)
Option premiums (b)	6	21	17	46
Adjusted energy-related economic activity	22	(203)	190	(533)
Less: Unrealized economic activity associated with the monetization of
certain full-requirement sales contracts in 2010 (c)		(208)		(335)
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010	40		184
Adjusted energy-related economic activity, net, pre-tax	$(18)	$5	$6	$(198)

Adjusted energy-related economic activity, net, after-tax	$(10)	$4	$4	$(115)

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in Wholesale energy marketing - realized and Energy purchases - realized on the Statements of Income.

(c)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.

Components of Monetization of Certain Full-Requirement Sales Contracts

The following table provides the components of the "Monetization of Certain Full-Requirements Sales Contracts" special item for the periods ended September 30, 2010.

	Three Months	Nine Months

Full-requirement sales contracts monetized (a)	$32	$(28)
Economic activity related to the full-requirement sales contracts monetized	(79)	(146)
Monetization of certain full-requirement sales contracts, pre-tax (b)	$(47)	$(174)

Monetization of certain full-requirement sales contracts, after-tax	$(27)	$(102)

(a)	See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.
(b)
The three and nine-month periods include unrealized losses of $208 million and $335 million, which are reflected in "Wholesale energy marketing - Unrealized economic activity" and "Energy purchases - Unrealized economic activity" on the Statement of Income.  Both periods include net realized gains of $161 million, which are reflected in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statement of Income.  This economic activity will continue to be realized through May 2013.

Outlook

Excluding special items, earnings are expected to be lower in 2011, compared with 2010, as a result of lower energy margins driven by lower Eastern energy and capacity prices, higher average fuel costs and the turbine blade replacement outages at the Susquehanna nuclear plant, as well as higher income taxes and higher operation and maintenance expense.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

PPL's three non-GAAP financial measures include:

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expense and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  As a result, this measure represents the net revenues from the Kentucky Regulated segment's operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and in "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment Utility revenue (expense)" in the table below.  These mechanisms allow for recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's electric delivery operations.

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to PPL's three non-GAAP financial measures for the periods ended September 30.

	2011 Three Months						2010 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$734	$454		$487	(c)	$1,675		$570		$162	(c)	$732
PLR intersegment Utility
revenue (expense) (d)		(5)	$5					(71)	$71
Unregulated retail
electric and gas			186	3		189			108	8		116
Wholesale energy marketing
Realized			897	10	(e)	907			916	276	(e)	1,192
Unrealized economic
activity				216	(f)	216				52	(f)	52
Net energy trading margins			(7)			(7)			(20)			(20)
Energy-related businesses				140		140				107		107
Total Operating Revenues	734	449	1,081	856		3,120		499	1,075	605		2,179

Operating Expenses
Fuel	245		338	20	(g)	603			340	(18)	(g)	322
Energy purchases
Realized	32	171	119	40	(e)	362		229	68	89	(e)	386
Unrealized economic
activity				176	(f)	176				300	(f)	300
Other operation and
maintenance	26	30		679		735		25	7	334		366
Depreciation	12			240		252				127		127
Taxes, other than income		24	8	58		90		29	2	25		56
Energy-related businesses				135		135				100		100
Intercompany eliminations		(1)	1					(1)	1
Total Operating Expenses	315	224	466	1,348		2,353		282	418	957		1,657
Discontinued operations									22	(22)	(h)
Total	$419	$225	$615	$(492)		$767		$217	$679	$(374)		$522

	2011 Nine Months						2010 Nine Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$2,139	$1,444		$1,112	(c)	$4,695		$1,901		$537	(c)	$2,438
PLR intersegment Utility
revenue (expense) (d)		(15)	$15					(250)	$250
Unregulated retail
electric and gas			509	8		517			305	16		321
Wholesale energy marketing
Realized			2,635	42	(e)	2,677			3,481	301	(e)	3,782
Unrealized economic
activity				229	(f)	229				(190)	(f)	(190)
Net energy trading margins			14			14			(4)			(4)
Energy-related businesses				387		387				311		311
Total Operating Revenues	2,139	1,429	3,173	1,778		8,519		1,651	4,032	975		6,658

Operating Expenses
Fuel	666		872	(46)	(g)	1,492			829	(19)	(g)	810
Energy purchases
Realized	179	591	496	201	(e)	1,467		848	1,198	86	(e)	2,132
Unrealized economic
activity				49	(f)	49				418	(f)	418
Other operation and
maintenance	67	77	13	1,884		2,041		70	20	1,139		1,229
Depreciation	37			660		697				376		376
Taxes, other than income		77	22	139		238		101	8	72		181
Energy-related businesses				368		368				288		288
Intercompany eliminations		(9)	3	6				(5)	2	3
Total Operating Expenses	949	736	1,406	3,261		6,352		1,014	2,057	2,363		5,434
Discontinued operations			12	(12)	(h)				68	(68)	(h)
Total	$1,190	$693	$1,779	$(1,495)		$2,167		$637	$2,043	$(1,456)		$1,224

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.

(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2011, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include a net pre-tax gain of $6 million and $17 million related to the amortization of option premiums and a net pre-tax loss of $40 million and $184 million related to the monetization of certain full-requirement sales contracts.  The three and nine months ended September 30, 2010 include a net pre-tax gain of $21 million and $46 million related to the amortization of option premiums and a net pre-tax gain of $161 million for both periods related to the monetization of certain full-requirement sales contracts.

(f)	Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.
(g)
2011 includes credits for the spent nuclear fuel litigation settlement recorded in the three and nine months ended September 30, 2011 of $6 million and $56 million and economic activity related to fuel.  2010 includes economic activity related to fuel.

(h)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL's three non-GAAP financial measures for the periods ended September 30 as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Nine Months
	2011	2010	Change	2011	2010	Change

Kentucky Gross Margins	$419		$419	$1,190		$1,190

PA Gross Delivery Margins by Component
Distribution	$179	$170	$9	$560	$506	$54
Transmission	46	47	(1)	133	131	2
Total	$225	$217	$8	$693	$637	$56

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$530	$611	$(81)	$1,502	$1,788	$(286)
Western U.S.	92	88	4	263	259	4
Net energy trading	(7)	(20)	13	14	(4)	18
Total	$615	$679	$(64)	$1,779	$2,043	$(264)

Kentucky Gross Margins

PPL acquired LKE on November 1, 2010.  Margins for the three and nine months ended September 30, 2011 are included in PPL's results with no comparable amounts for 2010.

Pennsylvania Gross Delivery Margins

Distribution

The approved distribution rate case increased rates approximately 1.6% effective January 1, 2011, which improved distribution margins by $15 million and $50 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010.  Weather also had a $5 million favorable impact on the nine months ended September 30, 2011, compared with the same period in 2010.  Weather-related variances for PPL Electric are calculated based on a ten-year historical average.

The three and nine months ended September 30, 2011 also reflect a $7 million charge to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.  PPL Electric plans to seek PUC approval to recover this amount.  However, management cannot assert at the present time that it is probable that the previously recorded regulatory asset will be recovered.  The regulatory asset will be reinstated should the PUC approve recovery of these costs.

Unregulated Gross Energy Margins

Eastern U.S.

Changes in Eastern U.S. non-trading margins for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Lower baseload energy and capacity prices	$(65)	$(142)
Coal and hydro generation volume	2	(47)
2010 monetization of certain deals that rebalanced the business and portfolio	(14)	(41)
Impact of non-core generation facilities sold in the first quarter of 2011	(21)	(37)
Nuclear generation volume (a)	20	(35)
Higher coal prices	(16)	(31)
Lower intermediate/peaking capacity prices, partially offset by higher generation volumes in the first half of 2011	(18)	(18)
Full-requirement sales contracts driven by contracts monetized in 2010 and reduced shopping in 2011	23	74
Other	8	(9)
	$(81)	$(286)

(a)
Volumes were higher for the three-month period as the result of the final uprate at Susquehanna Unit 2.  Volumes were lower for the nine-month period primarily as a result of the dual-unit turbine blade replacement outages beginning in May 2011.

Net Energy Trading Margins

Net energy trading margins increased during the three and nine months ended September 30, 2011, compared with the same periods in 2010, as a result of higher margins on power and gas positions of $13 million and $18 million.

Utility Revenues

Changes in utility revenues for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months
Domestic:
PPL Electric
Decrease in energy revenue due to customers selecting alternative suppliers (a)	$(134)	$(522)
Price increase related to the distribution rate case effective January 1, 2011	15	50
Other	3	15
Total	(116)	(457)
LKE (b)	736	2,140

Total Domestic	620	1,683

U.K.:
PPL WW
Price increases (c)	24	45
Change in recovery of allowed revenues (d)	(2)	9
Foreign currency exchange rates	12	25
Other	(3)	(4)
Total PPL WW	31	75

WPD Midlands (b)	292	499
Total U.K.	323	574
Total	$943	$2,257

(a)
In 2011, customers continue to select alternative suppliers to provide their energy needs.  This decrease in energy revenue has a minimal impact on earnings as the cost of providing this energy is passed through to the customer with no additional mark-up.  These revenues are offset with purchases in

"Pennsylvania Gross Delivery Margins."
(b)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.
(c)	The three- and nine-month periods were impacted by price increases effective April 1, 2011. The nine-month period was also impacted by price increases effective April 1, 2010.
(d)
The nine-month period was higher due to a $9 million unfavorable impact on regulatory allowed revenues associated with a charge recorded in the first quarter of 2010, primarily resulting from changes in network electricity line loss assumptions.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months
Domestic:
LKE (a)	$187	$566
Montana hydroelectric litigation (b)		(47)
PUC reportable storm costs, net of insurance recoveries	8	20
Susquehanna nuclear plant costs (c)	(5)	23
Impacts from emission allowances (d)	(3)	(13)
Disposition of RECs (e)	(3)	5
Other	12	8

	Three Months	Nine Months
U.K.:

PPL WW (f)	9	14
WPD Midlands (a) (g)	164	236
Total	$369	$812

(a)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.
(b)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total charge recorded to other operation and maintenance totaled $49 million.  PPL Montana continues to accrue rental compensation.  See Note 10 to the Financial Statements for additional information.

(c)
The nine-month period was $23 million higher primarily due to increased costs of $10 million from the dual-unit turbine blade replacement outages, $9 million of higher payroll-related costs and $8 million from the refueling outage.

(d)	The nine-month period was $13 million lower primarily due to $2 million of impairment charges in 2011 compared with $15 million of impairment charges in 2010.
(e)	The three and nine-month periods in 2011 include impairment charges of $1 million and $5 million.
(f)	The three and nine-month periods were higher primarily due to higher pension costs resulting primarily from increased amortization of actuarial losses.
(g)
The three and nine-month periods include $84 million of severance compensation, early retirement deficiency costs and outplacement services for employees separating from the WPD Midlands companies as a result of a reorganization to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).

Depreciation

Changes in depreciation expense for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Additions to PP&E	$8	$17
Foreign currency exchange rates	2	4
LKE (a) (b)	84	249
WPD Midlands (b)	31	51
Total	$125	$321

(a)	The three and nine-month periods include $13 million and $35 million of depreciation expense related to plant additions at TC2 and E.W. Brown.
(b)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.

Taxes, Other Than Income

Changes in taxes, other than income for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Domestic property tax (a)	$(3)	$(8)
LKE (b)	10	28
WPD Midlands (b)	23	38
Other	4	(1)
Total	$34	$57

(a)	The decrease for the three and nine month periods is primarily due to the amortization of the PURTA refund. This is included in "Pennsylvania Gross Delivery Margins."
(b)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.

Other Income (Expense) - net

The $63 million increase in other income (expense) - net for the three months ended September 30, 2011 compared with the same period in 2010 was primarily attributable to:

•
a $22 million gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.  The accelerated amortization was the result of the July 2011 redemption of PPL Electric's 7.125% Senior Secured Bonds due 2013; and

•	$29 million of net losses reclassified from AOCI into earnings in 2010 resulting from the discontinuation of interest rate swaps entered into in anticipation of a debt issuance by PPL Energy Supply.

In addition to the factors described above, the $16 million increase in other income (expense) - net for the nine months ended September 30, 2011 compared with the same period in 2010 was also attributable to:

•	a $10 million increase in gains from economic foreign currency exchange contracts;

•	$11 million of LKE other acquisition-related costs recorded in 2010;
•	$57 million of WPD Midlands other acquisition-related costs in 2011, including U.K. stamp duty tax; and
•
a $57 million foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing, offset by a $55 million gain on foreign currency forward contracts that hedged the repayment of such borrowings.

Interest Expense

Changes in interest expense for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months
2011 Bridge Facility costs related to the acquisition of WPD Midlands		$43
2010 Bridge Facility costs related to the acquisition of LKE	$(45)	(67)
2010 Equity Units (a)	(1)	29
2011 Equity Units (b)	12	22
LKE (c)	36	108
WPD Midlands (c) (d)	54	96
Other short-term and long-term debt interest expense	2	20
Interest expense on the March 2010 WPD (South Wales) and WPD (South West) debt issuances		11
Hedging activity	8	15
Amortization of debt discounts, premiums and issuance costs (e)	12	12
Capitalized interest	(4)	(13)
Montana hydroelectric litigation (f)		(6)
Other	(5)	(5)
Total	$69	$265

(a)	Interest related to the June 2010 issuance to support the November 2010 LKE acquisition.
(b)	Interest related to the April 2011 issuance to support the April 2011 WPD Midlands acquisition.
(c)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.
(d)	2011 Bridge Facility costs of $22 million are included in "2011 Bridge Facility costs related to the acquisition of WPD Midlands" above.
(e)	The three and nine-month periods include the acceleration of deferred financing fees of $7 million due to the July 2011 redemption by PPL Energy Supply of $250 million of 7.00% Senior Notes due 2046.
(f)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded $7 million of interest expense on rental compensation covered by the court decision.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the Supreme Court granted PPL Montana's petition.  Oral argument is scheduled for December 2011.  PPL Montana continues to accrue interest expense on the rental compensation covered by the court decision.  See Note 10 to the Financial Statements for additional information.

Income Taxes

Changes in income taxes for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Higher pre-tax book income	$5	$96
State valuation allowance adjustments (a)		19
Domestic manufacturing deduction (b)	12	24
Federal and state tax reserve adjustments (c)	56	60
U.S. income tax on foreign earnings net of foreign tax credit	(2)	(11)
U.K. Finance Act adjustments (d)	(15)	(15)
Foreign losses resulting from restructuring (e)	27	52
Foreign tax reserve adjustments (e)	(24)	(46)
Health Care Reform		(8)
LKE (f)	52	125
WPD Midlands (d) (f)	(36)	(26)
Intercompany interest on WPD financing entities	5	11
Other	11	(4)
Total	$91	$277

(a)
Primarily reflects the impact of Pennsylvania Department of Revenue interpretive guidance issued in February 2011 on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL adjusted its deferred tax valuation allowances for Pennsylvania net operating losses.  As a result, during the nine months ended September 30, 2011 PPL recorded $11 million of deferred income tax expense.

(b)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated income tax benefit related to the domestic manufacturing deduction in 2011.

(c)
In 1997, the U.K. imposed a Windfall Profits Tax on privatized utilities, including WPD.  In September 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that the U.K. Windfall Profits Tax is a creditable tax for U.S. tax purposes. As a result and with the finalization of other issues, PPL recorded a $42 million tax benefit which impacted federal and state income tax reserves and related deferred income taxes during the third quarter of 2010.  In January 2011, the IRS appealed the U.S. Tax Court's decision to the U.S. Court of Appeals for the Third Circuit.  See Note 5 to the Financial Statements for additional information.

In July 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that street lighting assets of PPL Electric are depreciable for tax purposes over seven years.  As a result, PPL recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.

(d)
The U.K.'s Finance Act of 2011, enacted in July 2011, included reductions in the U.K. statutory income tax rate. The statutory income tax rate was reduced from 27% to 26% retroactive to April 1, 2011 and will be reduced from 26% to 25 % effective April 1, 2012.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit of $69 million in the third quarter of 2011.  WPD Midlands' portion of the deferred tax benefit is $35 million.

The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate was reduced from 28% to 27%.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit of $19 million in the third quarter of 2010.

(e)
During the three and nine months ended September 30, 2010, PPL recorded $27 million and $52 million of foreign tax benefits and related adjustments to foreign tax reserves of $24 million and $46 million in conjunction with losses resulting from restructuring in the U.K.  These losses offset tax on a deferred gain from a prior year sale of WPD's supply business.  See Note 5 to the Financial Statements for additional information.

(f)	There are no comparable amounts in the 2010 periods as LKE was acquired in November 2010 and WPD Midlands was acquired in April 2011.

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

Income (Loss) from Discontinued Operations (net of income taxes) increased by $53 million and $40 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010.  The increases were primarily due to after-tax impairment charges recorded in the third quarter of 2010 totaling $62 million related to the impairment of assets associated with certain non-core generation facilities that were written down to their estimated fair value (less cost to sell).  These facilities were sold in March 2011.  See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$1,511	$925
Short-term investments (a)	16	163
	$1,527	$1,088
Short-term debt	$428	$694

(a)
Balance at December 31, 2010 represents tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 17 to the Financial Statements for further discussion.

The $586 million increase in PPL's cash and cash equivalents position was primarily the net result of:

•	proceeds of $5.2 billion from the issuance of long-term debt;
•	proceeds of $2.3 billion from the issuance of common stock;
•	cash provided by operating activities of $1.8 billion;
•	proceeds from the sale of certain non-core generation facilities of $381 million;
•	the payment of $5.8 billion for the acquisition of WPD Midlands;
•	capital expenditures of $1.7 billion;
•	the retirement of $708 million of long-term debt:
•	the payment of $543 million of common stock dividends;
•	a net decrease in short-term debt of $322 million; and
•	the payment of $84 million of debt issuance and credit facility costs.

PPL's cash provided by operating activities increased by $150 million for the nine months ended September 30, 2011 compared with the same period in 2010.  The increase was the net effect of:

•	operating cash provided by LKE, $674 million, and WPD Midlands, $206 million;
•	cash from components of working capital, $56 million (excluding LKE and Midlands); partially offset by
•	reduction in cash from counter party collateral, $442 million;
•	lower gross energy margins, $154 million after-tax; and
•	proceeds from monetizing certain full-requirements energy contracts in 2010, $249 million.

Credit Facilities

At September 30, 2011, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

PPL Energy Supply Credit Facilities (a)	$3,200	$250	$208	$2,742
PPL Electric Credit Facilities (b)	350		13	337
LG&E Credit Facility (c)	400			400
KU Credit Facilities (c)(d)	598		198	400
Total Domestic Credit Facilities (e)	$4,548	$250	$419	$3,879

PPL WW Credit Facility	£150	£111	n/a	£39
WPD (South West) Credit Facility	210		n/a	210
WPD (East Midlands) Credit Facility (f)	300		£70	230
WPD (West Midlands) Credit Facility (f)	300		71	229
Total WPD Credit Facilities (g)	£960	£111	£141	£708

(a)
In March 2011, PPL Energy Supply's $300 million Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related $300 million 5-year credit agreement, which also expired in March 2011.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At September 30, 2011, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was limited to $86 million.  In July 2011, PPL Electric and the subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2012.

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

In October 2011, PPL Energy Supply, PPL Electric, LG&E and KU each amended its respective Syndicated Credit Facility.  The amendments included extending the expiration dates from December 2014 to October 2016.  Under these facilities, PPL Energy Supply, PPL Electric, LG&E and KU each continue to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

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

(g)	At September 30, 2011, the unused capacity of WPD's credit facilities was approximately $1.3 billion.

The commitments under WPD's credit facilities are provided by a diverse bank group, with no one bank providing more than 17% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at September 30, 2011.

In October 2011, PPL Energy Supply re-activated its $500 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At November 4, 2011, PPL Energy Supply had $400 million of commercial paper outstanding at a weighted-average interest rate of approximately 0.51%, which was used to partially fund the repayment of PPL Energy Supply's 6.40% Senior Notes upon maturity in November 2011.  PPL Energy Supply expects to refinance outstanding commercial paper on a long-term basis at a future date, subject to market conditions.

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

Long-term Debt and Equity Securities

PPL's long-term debt and equity securities activity through September 30, 2011 was:

	Debt		Equity
	Issuances (a)	Retirements	Issuances

PPL Common Stock			$2,328
PPL Capital Funding Junior Subordinated Notes	$978
PPL Energy Supply Senior Unsecured Notes (b)		$(250)
PPL Electric First Mortgage Bonds (c)	645	(458)
LKE Senior Unsecured Notes	250
PPL WEM Senior Unsecured Notes	959
WPD (West Midlands) Senior Unsecured Notes	1,282
WPD (East Midlands) Senior Unsecured Notes	967
WPD (East Midlands) Index-linked Notes	164
Total Cash Flow Impact	$5,245	$(708)	$2,328
Assumed through consolidation - WPD Midlands acquisition:
WPD (East Midlands) Senior Unsecured Notes (d)	$418
WPD (West Midlands) Senior Unsecured Notes (d)	412
Total Assumed	$830
Non-cash Exchanges (e):
LKE Senior Unsecured Notes	$875	$(875)
LG&E First Mortgage Bonds	535	(535)
KU First Mortgage Bonds	1,500	(1,500)
Total Exchanged	$2,910	$(2,910)
Net Increase	$5,367		$2,328

PPL's long-term debt and equity securities activity since September 30, 2011 was:

	Debt		Equity
	Issuances	Retirements	Issuances

PPL Energy Supply Senior Unsecured Notes (f)		$(500)
LG&E and KU Capital LLC Medium Term Notes (f)		(2)
Total Cash Flow Impact		$(502)
Net Decrease	$(502)
(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.

(b)	Senior unsecured notes were redeemed at par prior to their 2046 maturity date.
(c)	Retirement reflects amount paid to redeem $400 million aggregate principal amount of first mortgage bonds prior to their 2013 maturity date.
(d)
Reflects fair value adjustments resulting from the preliminary purchase price allocation.  The principal amount of each issuance is £250 million, which equated to approximately $400 million at the time of closing.

(e)
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

(f)	Notes were retired upon maturity.

In July 2011, PPL Electric entered into a supplemental indenture that contains prospective amendments to its 2001 Mortgage Indenture, including amendments to reduce the amount of first mortgage bonds issuable on the basis of property additions from 100% of the cost or fair value (whichever is less, as determined in accordance with the terms of the indenture) of such property additions to 66-2/3% of such cost or fair value.  The amendments became effective in the third quarter of 2011.

At September 30, 2011, LKE's tax-exempt revenue bonds that are in the form of auction rate securities and total $231 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the nine months ended September 30, 2011, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.27%.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Common Stock Dividends

In August 2011, PPL declared its quarterly common stock dividend, payable October 1, 2011, at 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

In July 2011, S&P upgraded the senior secured rating for PPL Electric's first mortgage bonds following the execution of a supplemental indenture that provided for prospective amendments to PPL Electric's 2001 Mortgage Indenture, as discussed in "Long-term Debt and Equity Securities" above.

In September 2011, Moody's affirmed the following ratings:
•	the issuer ratings for PPL, LG&E, and KU;
•	the senior unsecured ratings for PPL Energy Supply and PPL Capital Funding; and
•	all of the ratings for LKE.

Also in September 2011, S&P assigned a short-term rating to PPL Energy Supply's commercial paper program.

In October 2011, Moody's and Fitch also assigned a short-term rating to PPL Energy Supply's commercial paper program in support of PPL Energy Supply's re-opening of the program.

In October 2011, Fitch affirmed all of the ratings for PPL WW, WPD (South West), and WPD (South Wales).

Ratings Triggers

PPL and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions requiring PPL and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if PPL's or the subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2011.  At September 30, 2011, if PPL's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that PPL would have been required to post as additional collateral to counterparties was $492 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The table below shows PPL's capital expenditure projections at September 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a) (b)
Generating facilities	$762	$640	$553	$360	$492
Transmission and distribution facilities	1,401	1,925	2,248	2,215	2,071
Environmental (c)	211	764	1,239	1,212	888
Other	124	173	133	122	138
Total Construction Expenditures	2,498	3,502	4,173	3,909	3,589
Nuclear fuel	152	159	161	158	160
Total Capital Expenditures	$2,650	$3,661	$4,334	$4,067	$3,749

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $320 million for the years 2011 through 2015.
(b)	Includes expenditures for certain intangible assets.
(c)
Includes approximately $700 million of LKE's currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  LKE expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

PPL's capital expenditure projections for the years 2011 through 2015 total approximately $18.5 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL's 2010 Form 10-K for changes in estimates for LKE's environmental projects related to new and anticipated EPA compliance standards (actual costs may be significantly lower or higher depending on the final requirements; certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism) and expenditures to be made by the newly acquired WPD Midlands.  See Note 8 to the Financial Statements for information on PPL's April 2011 acquisition of WPD Midlands.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at September 30, 2011 and December 31, 2010 was a net liability of $218 million and $391 million.  See Note 14 to the Financial Statements for additional information on economic activity.

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

The following table sets forth the change in net fair value of PPL's non-trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$894	$1,303	$956	$1,280
Contracts realized or otherwise settled during the period	(100)	(96)	(237)	(330)
Fair value of new contracts entered into during the period	4	3	19	10
Changes in fair value attributable to changes in valuation techniques (a)				(23)
Other changes in fair value	46	144	106	417
Fair value of contracts outstanding at the end of the period	$844	$1,354	$844	$1,354

(a)
In June 2010, PPL received market bids for certain full-requirement sales contracts that were monetized in early July.  See Note 14 to the Financial Statements for additional information.  At September 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at September 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$533	$272	$13		$818
Prices based on significant unobservable inputs	(8)	(13)	20	$27	26
Fair value of contracts outstanding at the end of the period	$525	$259	$33	$27	$844

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

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$15	$4	$4	$(6)
Contracts realized or otherwise settled during the period	(10)	(8)	(7)	(8)
Fair value of new contracts entered into during the period	(2)	45	6	47
Other changes in fair value	4	(39)	4	(31)
Fair value of contracts outstanding at the end of the period	$7	$2	$7	$2

Unrealized gains of approximately $4 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$(4)	$11			$7
Fair value of contracts outstanding at the end of the period	$(4)	$11			$7

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

	Trading VaR		Non-Trading VaR
	Nine Months	Twelve Months	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
95% Confidence Level, Five-Day Holding Period
Period End	$3	$1	$5	$5
Average for the Period	2	4	5	7
High	4	9	7	12
Low	1	1	4	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2011.

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

At September 30, 2011, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at September 30, 2011 would increase the fair value of its debt portfolio by $632 million.

At September 30, 2011, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$550	$(62)	$(12)
Cross-currency swaps (d)	1,262	49	(184)
Fair value hedges
Interest rate swaps (e)	99	6
Economic hedges
Interest rate swaps (f)	179	(58)	(4)

(a)	Includes accrued interest, if applicable.

(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at September 30, 2011 mature through 2022.

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

(e)
PPL utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at September 30, 2011 mature in 2047.

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

At September 30, 2011, PPL had the following foreign currency hedges outstanding:

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£65	$5	$(10)
Economic hedges
Earnings translation (c)	393	16	(53)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at September 30, 2011, have termination dates ranging from October 2011 through November 2012.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At September 30, 2011, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet for $594 million.  The mix of securities is designed to provide returns sufficient to fund such decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2011, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $39 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2010 Form 10-K for additional information.

Foreign Currency Translation

During 2011 and 2010, the GBP fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation gain of $154 million for the nine months ended September 30, 2011, which primarily reflected a $242 million increase to PP&E offset by an increase of $88 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation loss of $83 million for the nine months ended September 30, 2010, which primarily reflected a $223 million reduction to PP&E offset by a reduction of $140 million to net liabilities.  These adjustments, net of tax, resulting from translation are recorded in AOCI.

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

In the third quarter of 2011, the Susquehanna Unit 2 uprate, representing the final phase of the project to increase the nuclear plant's generation capacity, was completed and is projected to yield an additional 50 MW.

In September 2011, LG&E and KU entered into an Asset Purchase Agreement for the purchase of three existing natural gas simple cycle combustion units in LaGrange, Kentucky, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the plant (collectively, the Bluegrass Plant), for a purchase price of $110 million.  In conjunction with a September 2011 CPCN filing, LG&E and KU anticipate retiring three older coal-fired electric generating stations to meet new, stricter EPA regulations at the end of 2015.  These plants include Cane Run, Tyrone and Green River, which have a combined summer rating of 797 MW.  Also, in September, the companies requested KPSC approval to build a 640 MW natural gas-fired combined-cycle plant at the existing Cane Run site in Kentucky.  The project has an expected cost of approximately $583 million, which includes costs of building a natural gas supply pipeline.

See Note 8 to the Financial Statements for additional information.

With limited exceptions, LKE took care, custody and control of TC2 in January 2011, and has dispatched the unit to meet customer demand since that date.  TC2 is a new 760 MW capacity baseload, coal-fired unit that is jointly owned by LG&E and KU (combined 75% interest), and the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25% interest).  See Note 10 to the Financial Statements for additional information.

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

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL's 2010 Form 10-K for a discussion of each critical accounting policy.

Following is an update to the critical accounting policies disclosed in PPL's 2010 Form 10-K.

Business Combinations - Purchase Price Allocation

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary, PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands).  In accordance with accounting guidance on business combinations, the identifiable assets acquired and the liabilities assumed must be measured at fair value at the acquisition date.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The excess of the purchase price over the estimated fair value of the identifiable net assets is recorded as goodwill.

The determination and allocation of fair value to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on key assumptions of the acquisition, and historical and current market data.  Significant variables in these valuations include the discount rates, the number of years on which to base cash flow projections, as well as the assumptions and estimates used to determine cash inflows and outflows.

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

The fair value of the majority of PP&E was determined utilizing a discounted cash flow approach and corroborated by the RAV, which is a measure of the unrecovered value of the regulated network business in the U.K.  For purposes of measuring the fair value of the majority of PP&E, PPL determined that fair value should approximate the RAV at the acquisition date because WPD Midlands' operations are conducted in a regulated environment and the regulator allows for earning a rate of return on and recovery of RAV at rates determined to be fair and reasonable.  As there is no current prospect for deregulation in WPD Midlands' operating area, it is expected that these operations will remain in a regulated environment for the foreseeable future; therefore, management has concluded that the use of these assets in the regulatory environment represents their highest and best use and a market participant would measure the fair value of these assets using the regulatory rate of return as the discount rate, thus resulting in fair value approximately equal to the RAV.  The amounts recorded for PP&E are based on estimates and will be updated upon the finalization of the valuation work.

The preliminary purchase price allocation resulted in goodwill of $2.4 billion that was assigned to the International Regulated segment.  This reflects the expected continued growth of a rate-regulated business with a defined service area operating under a constructive regulatory framework, expected cost savings, efficiencies and other benefits resulting from a contiguous service area with WPD (South West) and WPD (South Wales) and the ability to leverage WPD (South West)'s and WPD (South Wales)'s existing management team's high level of performance in capital cost efficiency, system reliability and customer service.

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

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2011 with the same periods in 2010.

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

Business Strategy

PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its unregulated generation and marketing portfolio.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

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

Financial and Operational Highlights

Net Income Attributable to PPL Energy Supply

Net Income Attributable to PPL Energy Supply for the three and nine months ended September 30, 2011 was $169 million and $472 million compared to $265 million and $551 million for the same periods in 2010.  This represents a 36% and 14% decrease from 2010.  These decreases reflect the following after-tax impacts.

	Three Months	Nine Months

Net unrealized gains/(losses) on energy-related economic activity	$(14)	$119
Impairment charges in 2010 related to the sale of certain non-core generation facilities	62	60
Losses on the monetization of certain full-requirement sales contracts in 2010	27	102
Litigation settlement in 2011 related spent nuclear fuel storage	4	33
Change in "Unregulated Gross Energy Margins" (a)	(37)	(154)
Change in tax benefit from the domestic manufacturing deduction	(12)	(24)
Federal and state tax reserve adjustments	(12)	(13)
Results of PPL Global no longer being consolidated within PPL Energy Supply	(106)	(227)
Other	(8)	25
	$(96)	$(79)

(a)
The change in "Unregulated Gross Energy Margins" is primarily due to lower baseload energy and capacity prices, changes in coal and hydro generation volumes and losses from the monetization of certain contracts in 2010 that rebalanced the business and portfolio, partially offset by higher margins on full-requirement sales contracts driven by contracts monetized in 2010 and reduced shopping.  See "Statement of Income Analysis - Margins" for additional information and a reconciliation of "Unregulated Gross Energy Margins" to Operating Income.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Susquehanna Turbine Blade Replacement

In April 2011, during the PPL Susquehanna Unit 2 refueling and generation uprate outage, a planned inspection of the Unit 2 turbine revealed cracks in certain of its low pressure turbine blades.  Replacement of these blades was required, but was not anticipated as part of the original scope of this outage.  The necessary replacement work extended the Unit 2 outage by six weeks.  As a precaution, PPL Susquehanna also took Unit 1 out of service in mid-May to inspect the turbine blades in that unit.  This inspection revealed cracks in blades similar to those found in Unit 2.  The duration of the Unit 1 outage, in which turbine blades were replaced, was also about six weeks.  The after-tax earnings impact, including reduced energy-sales margins and repair expense for both units was $63 million.  The majority of these costs were incurred during the second quarter of 2011.

Legal and Regulatory Matters

Federal

CSAPR

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to PPL Energy Supply's plants in Pennsylvania.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  In October 2011, the EPA proposed technical adjustments to the CSAPR to account for updated data submitted to the agency.  Several states and a number of companies have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging various provisions of the CSAPR.  PPL Energy Supply's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR.

For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to be greater than the forecasted emissions based on present operations of existing sulfur dioxide scrubbers and coal supply.  However, for the second phase beginning in 2014, PPL Energy Supply will likely have to modify operations and dispatch of its generation fleet in Pennsylvania.  With respect to nitrogen oxide emissions, the CSAPR provides a slightly higher amount of allowances for PPL Energy Supply's Pennsylvania plants than under CAIR, but still less than their current forecasted emissions.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the fleet, such as the installation of new technology.

Additionally, PPL Energy Supply's plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  PPL Energy Supply anticipates that some of the measures required for compliance with the CSAPR, such as upgraded or new sulfur dioxide scrubbers at some of its plants and retirement of certain units, may also be necessary to achieve compliance with new sulfur dioxide standards.  If additional reductions were to be required, the economic impact to PPL Energy Supply could be significant.  See Note 10 to the Financial Statements for additional information on the CSAPR.

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  Under the settlement agreement, PPL Susquehanna received $50 million, pre-tax for its share of claims to partially offset its expenses incurred to store spent nuclear fuel at the Susquehanna station through September 2009 and recognized a credit to "Fuel" expense in the second quarter of 2011.  PPL Susquehanna also will be eligible to receive payment of annual claims for allowed costs that are incurred thereafter through the December 2013 termination of the settlement agreement.  See Note 10 to the Financial Statements for additional information.

Montana Hydroelectric Litigation

In June 2011, the U.S. Supreme Court granted PPL Montana's petition to review the March 2010 Montana Supreme Court decision, which substantially affirmed the June 2008 Montana District Court decision to award the State of Montana retroactive compensation for PPL Montana's hydroelectric facilities' use and occupancy of certain Montana riverbeds.  Oral argument is scheduled for December 2011.  The stay of judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana to cover the anticipated period of the proceeding before the U.S. Supreme Court.  See Note 10 to the Financial Statements for additional information.

Results of Operations

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income Attributable to PPL Energy Supply for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change

Operating revenues	$1,441	$1,508	(4)	$3,807	$4,437	(14)
Fuel	358	322	11	826	810	2
Energy purchases	338	460	(27)	753	1,709	(56)
Other operation and maintenance	208	213	(2)	741	765	(3)
Depreciation	62	59	5	181	176	3
Taxes, other than income	18	12	50	50	34	47
Energy-related business	130	95	37	350	269	30
Total operating expenses	1,114	1,161	(4)	2,901	3,763	(23)
Other Income (Expense) - net	2	6	(67)	20	17	18
Other-Than-Temporary Impairments	5		n/a	6	3	100
Interest Income from Affiliates	2	1	100	6	3	100
Interest Expense	52	48	8	150	150
Income Taxes	104	93	12	305	178	71
Income (Loss) from Discontinued Operations		53	(100)	2	189	(99)
Net Income	170	266	(36)	473	552	(14)
Net Income Attributable Noncontrolling Interests	1	1		1	1
Net Income Attributable to PPL Energy Supply	$169	$265	(36)	$472	$551	(14)

The changes in the components of Net Income Attributable to PPL Energy Supply between the periods ended September 30, 2011 and 2010 were due to the following factors.  PPL Energy Supply's results are adjusted for several items that management considers special.  See additional detail of these items in the table below.

	Three Months	Nine Months

Unregulated gross energy margins	$(64)	$(264)
Other operation and maintenance	(5)	(40)
Other income (expense) - net	-	7
Interest Expense	(4)	(6)
Other	(11)	(13)
Income taxes	10	96
Discontinued operations - Domestic, after-tax - excluding certain revenues and expenses included in margins	4	13
Discontinued operations - International, after-tax	(106)	(227)
Special items, after-tax	80	355
Total	$(96)	$(79)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Other operation and maintenance expense was higher for the nine-month period primarily due to $16 million of higher payroll-related costs, $9 million of which relates to PPL Susquehanna, and increased costs at PPL Susquehanna of $10 million from the dual-unit turbine blade replacement outages and $8 million from the refueling outage.

•	Other income (expense) - net was $5 million higher in the nine-month period due to higher 2011 earnings on securities in the NDT funds.

•
Income taxes were $34 and $129 million lower for the three and nine-month periods primarily due to lower pre-tax income.  The decreases in income taxes were partially offset by a $12 million and $24 million decrease in the tax benefit from the domestic manufacturing deduction resulting from the impact of bonus tax depreciation and a $12 million and $13 million increase in income taxes primarily due to 2010 adjustments in federal and state income tax reserves.

•
Income (loss) from discontinued operations - International, represents the results of PPL Global which was distributed to PPL Energy Supply's parent, PPL Energy Funding in January 2011.  See Note 8 to the Financial Statements for additional information.

The following after-tax amounts, which management considers special items, also impacted PPL Energy Supply's earnings for the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2011	2010	2011	2010

Special Items, net of tax benefit (expense):
Adjusted energy-related economic activity, net, net of tax of $8, ($1), ($2), $83	(a)	$(10)	$4	$4	$(115)
Sales of assets:
Sundance indemnification, net of tax of $0, $0, $0, $0	Other Income-net				1
Impairments:
Emission allowances, net of tax of $0, $2, $1, $6 (Note 13)	Other O&M		(2)	(1)	(9)
Renewable energy credits, net of tax of $0, $0, $2, $0 (Note 13)	Other O&M			(3)
Adjustments - nuclear decommissioning trust investments, net of tax of $2, $0, $2, $1 (b)	Other Income-net	(1)
LKE acquisition-related costs:
Monetization of certain full-requirement sales contracts, net of tax of $0, $20, $0, $72	(c)		(27)		(102)
Sale of certain non-core generation facilities, net of tax of $0, $39, $0, $39 (d)	Disc. Operations		(62)	(2)	(62)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $1, $22	(e)	(1)	(1)	(2)	(34)
Litigation settlement - spent nuclear fuel storage, net of tax of ($2), $0, ($23), $0 (f)	Fuel	4		33
Health care reform - tax impact (g)	Income Taxes				(5)
Total		$(8)	$(88)	$29	$(326)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents other-than-temporary impairment charges on securities, including the reversal of previous other-than-temporary impairment charges when securities previously impaired were sold.
(c)
See "Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2010,  $150 and $343 million of pre-tax gains were recorded to "Wholesale energy marketing" and $197 and $517 million of pre-tax losses were recorded to "Energy purchases" on the Statements of Income.

(d)	Assets associated with certain non-core generation facilities were written down to their estimated fair value (less cost to sell). These facilities were sold in March 2011.

(e)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  Through September 30, 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for years prior to 2010, including interest.  Of this total charge $47 million, pre-tax, was recorded to "Other operation and maintenance" and $9 million, pre-tax, was recorded to "Interest Expense" on the Statements of Income.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the Supreme Court granted PPL Montana's petition.  Oral argument is scheduled for December 2011.  PPL Montana continues to accrue interest expense on rental compensation covered by the court decision.

(f)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna station.  PPL Susquehanna recorded credits to fuel expense of $6 million and $56 million, pre-tax for the three and nine months ended September 30, 2011 to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna station.  The amounts recorded through September 2011 cover the costs incurred from 1998 through December 2010.

(g)
Represents income tax expense recorded as a result of the provisions within Health Care Reform which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net" for the periods ended September 30.

	Three Months		Nine Months
	2011	2010	2011	2010
Operating Revenues
Unregulated retail electric and gas	$4	$8	$9	$16
Wholesale energy marketing	216	52	229	(190)
Operating Expenses
Fuel	(28)	16	(16)	13
Energy Purchases	(176)	(300)	(49)	(418)
Energy-related economic activity (a)	16	(224)	173	(579)
Option premiums (b)	6	21	17	46
Adjusted energy-related economic activity	22	(203)	190	(533)
Less: Unrealized economic activity associated with the monetization of
certain full-requirement sales contracts in 2010 (c)		(208)		(335)
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010	40		184
Adjusted energy-related economic activity, net, pre-tax	$(18)	$5	$6	$(198)

Adjusted energy-related economic activity, net, after-tax	$(10)	$4	$4	$(115)

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in Wholesale energy marketing - realized and Energy purchases - realized on the Statements of Income.

(c)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.

Components of Monetization of Certain Full-Requirement Sales Contracts

The following table provides the components of the "Monetization of Certain Full-Requirements Sales Contracts" special item for the periods ended September 30, 2010.

	Three Months	Nine Months

Full-requirement sales contracts monetized (a)	$32	$(28)
Economic activity related to the full-requirement sales contracts monetized	(79)	(146)
Monetization of certain full-requirement sales contracts, pre-tax (b)	$(47)	$(174)

Monetization of certain full-requirement sales contracts, after-tax	$(27)	$(102)

(a)	See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.
(b)
The three and nine-month periods include unrealized losses of $208 million and $335 million, which are reflected in "Wholesale energy marketing - Unrealized economic activity" and "Energy purchases - Unrealized economic activity" on the Statement of Income.  Both periods include net realized gains of $161 million, which are reflected in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statement of Income.  This economic activity will continue to be realized through May 2013.

Outlook

Excluding special items, earnings are expected to be lower in 2011, compared with 2010, as a result of lower energy margins driven by lower Eastern energy and capacity prices, higher average fuel costs and the turbine blade replacement outages at the Susquehanna nuclear plant, as well as higher income taxes and higher operation and maintenance expense.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in the Form 8-K dated June 24, 2011 for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues, which include operating revenues associated with certain PPL Energy Supply businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain PPL Energy Supply businesses that are classified as discontinued operations.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Energy Supply's operations, analyze actual results compared to budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply for the periods ended September 30.

	2011 Three Months				2010 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$897	$10	(c)	$907	$916	$276	(c)	$1,192
Unrealized economic activity		216	(d)	216		52	(d)	52
Wholesale energy marketing
to affiliate	5			5	71			71
Unregulated retail electric and gas	186	4		190	108	8		116
Net energy trading margins	(7)			(7)	(20)			(20)
Energy-related businesses		130		130		97		97
Total Operating Revenues	1,081	360		1,441	1,075	433		1,508

Operating Expenses
Fuel	338	20	(e)	358	340	(18)	(e)	322
Energy purchases
Realized	119	42	(c)	161	68	91	(c)	159
Unrealized economic activity		176	(d)	176		300	(d)	300
Energy purchases from affiliate	1			1	1			1
Other operation and maintenance		208		208	7	206		213
Depreciation		62		62		59		59
Taxes, other than income	8	10		18	2	10		12
Energy-related businesses		130		130		95		95
Total Operating Expenses	466	648		1,114	418	743		1,161
Discontinued Operations					22	(22)	(f)
Total	$615	$(288)		$327	$679	$(332)		$347

	2011 Nine Months				2010 Nine Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$2,635	$42	(c)	$2,677	$3,481	$301	(c)	$3,782
Unrealized economic activity		229	(d)	229		(190)	(d)	(190)
Wholesale energy marketing
to affiliate	15			15	250			250
Unregulated retail electric and gas	509	9		518	305	16		321
Net energy trading margins	14			14	(4)			(4)
Energy-related businesses		354		354		278		278
Total Operating Revenues	3,173	634		3,807	4,032	405		4,437

Operating Expenses
Fuel	872	(46)	(e)	826	829	(19)	(e)	810
Energy purchases
Realized	496	205	(c)	701	1,198	91	(c)	1,289
Unrealized economic activity		49	(d)	49		418	(d)	418
Energy purchases from affiliate	3			3	2			2
Other operation and maintenance	13	728		741	20	745		765
Depreciation		181		181		176		176
Taxes, other than income	22	28		50	8	26		34
Energy-related businesses		350		350		269		269
Total Operating Expenses	1,406	1,495		2,901	2,057	1,706		3,763
Discontinued Operations	12	(12)	(f)		68	(68)	(f)
Total	$1,779	$(873)		$906	$2,043	$(1,369)		$674

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statement of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2011, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include a net pre-tax gain of $6 million and $17 million related to the amortization of option premiums and a net pre-tax loss of $40 million and $184 million related to the monetization of certain full-requirement sales contracts.  The three and nine months ended September 30, 2010 include a net pre-tax gain of $21 million and $46 million related to the amortization of option premiums and a net pre-tax gain of $161 million for both periods related to the monetization of certain full-requirement sales contracts.

(d)	Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.
(e)
2011 includes credits for the spent nuclear fuel litigation settlement recorded in the three and nine months ended September 30, 2011 of $6 million and $56 million, and economic activity related to fuel.  2010 includes economic activity related to fuel.

(f)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

Unregulated Gross Energy Margins are generated through PPL Energy Supply's competitive non-trading and trading activities.  PPL Energy Supply's non-trading energy business is managed on a geographic basis that is aligned with its generation fleet.  The following table shows PPL Energy Supply's non-GAAP financial measure, Unregulated Gross Energy Margins, for the periods ended September 30, as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Nine Months
	2011	2010	Change	2011	2010	Change

Non-trading
Eastern U.S.	$530	$611	$(81)	$1,502	$1,788	$(286)
Western U.S.	92	88	4	263	259	4
Net energy trading	(7)	(20)	13	14	(4)	18
Total	$615	$679	$(64)	$1,779	$2,043	$(264)

Unregulated Gross Energy Margins

Eastern U.S.

Changes in Eastern U.S. non-trading margins for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Lower baseload energy and capacity prices	$(65)	$(142)
Coal and hydro generation volume	2	(47)
2010 monetization of certain deals that rebalanced the business and portfolio	(14)	(41)
Impact of non-core generation facilities sold in the first quarter of 2011	(21)	(37)
Nuclear generation volume (a)	20	(35)
Higher coal prices	(16)	(31)
Lower intermediate/peaking capacity prices, partially offset by higher generation volumes in the first half of 2011	(18)	(18)
Full-requirement sales contracts driven by contracts monetized in 2010 and reduced shopping in 2011	23	74
Other	8	(9)
	$(81)	$(286)

(a)
Volumes were higher for the three-month period as the result of the final uprate at Susquehanna Unit 2.  Volumes were lower for the nine-month period primarily as a result of the dual-unit turbine blade replacement outages beginning in May 2011.

Net Energy Trading Margins

Net energy trading margins increased during the three and nine months ended September 30, 2011, compared with the same periods in 2010, as a result of higher margins on power and gas positions of $13 million and $18 million.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Montana hydroelectric litigation (a)		$(47)
Susquehanna nuclear plant costs (b)	$(5)	23
Impacts from emission allowances (c)	(3)	(13)
Gain on disposition of RECs (d)	(3)	5
Other	6	8
Total	$(5)	$(24)

(a)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total charge recorded to other operation and maintenance totaled $49 million.  PPL Montana continues to accrue rental compensation.  See Note 10 to the Financial Statements for additional information.

(b)
The nine-month period was $23 million higher primarily due to increased costs of $10 million from the dual-unit turbine blade replacement outages, $9 million of higher payroll-related costs and $8 million from the refueling outage.

(c)	The nine-month period was $13 million lower primarily due to $2 million of impairment charges in 2011 compared with $15 million of impairment charges in 2010.
(d)	The three and nine-month periods include impairment charges of $1 million and $5 million.

Taxes, Other Than Income

Taxes, other than income increased by $6 million and $16 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010, primarily due to higher Pennsylvania gross receipts tax expense due to an increase in electricity revenues at PPL EnergyPlus as customers continue to select alternative suppliers in 2011.  This tax is included in "Unregulated Gross Energy Margins."

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Interest Expense

Changes in interest expense for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Capitalized interest	$(5)		$(13)
Montana hydroelectric litigation (a)			(6)
Short-term and long-term debt interest expense	3		13
Net amortization of debt discounts, premiums and issuance costs (b)	8		8
Other	(2)		(2)
Total	$4	$

(a)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded $7 million of interest expense on rental compensation covered by the court decision.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the Supreme Court granted PPL Montana's petition.  Oral argument is scheduled for December 2011.  PPL Montana continues to accrue interest expense on the rental compensation covered by the court decision.  See Note 10 to the Financial Statements for additional information.

(b)	The three and nine-month periods include the acceleration of deferred financing fees of $7 million, due to the July 2011 redemption by PPL Energy Supply of $250 million of 7.00% Senior Notes due 2046.

Income Taxes

Changes in income taxes for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Higher (lower) pre-tax book income	$(14)	$94
State valuation allowance adjustments		6
Federal income tax credits	(1)	(4)
Domestic manufacturing deduction (a)	12	24
Federal and state tax reserve adjustments	12	13
Health Care Reform		(5)
Other	2	(1)
Total	$11	$127

(a) In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminates the estimated income tax benefit related to domestic manufacturing deduction in 2011.  See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

Income (Loss) from Discontinued Operations (net of income taxes) decreased by $53 million and $187 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010.  The decreases were primarily due to the presentation of PPL Global as Discontinued Operations as a result of the January 2011 distribution by PPL Energy Supply of its membership interest in PPL Global to its parent, PPL Energy Funding.  In 2011, the results of PPL Global are no longer consolidated within PPL Energy Supply.  Partially offsetting the decreases were after-tax impairment charges recorded in the third quarter of 2010 totaling $62 million related to assets associated with certain non-core generation facilities that were written down to their estimated fair value (less cost to sell).  These facilities were sold in March 2011.  See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$375	$661
Short-term debt	$250	$531

The $286 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $499 million;
•	a distribution of $325 million of cash included in the net assets of PPL Global distributed to member;
•	the retirement of $250 million of long-term debt;
•	distributions to member of $209 million;
•	a net decrease in short-term debt of $100 million (excluding short-term debt of PPL Global that existed at December 31, 2010);
•	cash provided by operating activities of $440 million;
•	proceeds of $381 million from the sale of certain non-core generation facilities; and
•	contributions from member of $361 million.

PPL Energy Supply's cash provided by operating activities decreased by $1.2 billion for the nine months ended September 30, 2011, compared with the same period in 2010.  This was primarily due to a reduction in cash from counter party collateral of $442 million, lower gross energy margins of $154 million, after-tax, proceeds from monetizing certain full-requirements energy contracts in 2010 of $249 million, and the loss of operating cash from PPL Global ($104 million for the nine months ended September 30, 2010.)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  PPL Global's impact on cash provided by operating activities for the nine months ended September 30, 2010 was not material.  See Note 8 to the Financial Statements for additional information on the distribution.

Credit Facilities

At September 30, 2011, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

Syndicated Credit Facility (a)	$3,000	$250	$132	$2,618
Letter of Credit Facility	200	n/a	76	124
Total PPL Energy Supply Credit Facilities (b)	$3,200	$250	$208	$2,742

(a)	Outstanding borrowings under this facility decreased on a net basis by $100 million since December 31, 2010.

In October 2011, PPL Energy Supply amended its Syndicated Credit Facility.  The amendment included extending the expiration date from December 2014 to October 2016.  Under this facility, PPL Energy Supply continues to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

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

Commercial Paper

In October 2011, PPL Energy Supply re-activated its $500 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At November 4, 2011, PPL Energy Supply had $400 million of commercial paper outstanding at a weighted-average interest rate of approximately 0.51%, which was used to partially fund the repayment of PPL Energy Supply's 6.40% Senior Notes upon maturity in November 2011.  PPL Energy Supply expects to refinance outstanding commercial paper on a long-term basis at a future date, subject to market conditions.

Long-term Debt Securities

In July 2011, PPL Energy Supply redeemed at par the entire $250 million aggregate principal amount of its 7.00% Senior Notes due 2046.

In November 2011, PPL Energy Supply repaid the entire $500 million principal amount of its 6.40% Senior Notes upon maturity.

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

In May 2011, Fitch affirmed its rating and maintained its outlook for PPL Montana's Pass Through Certificates due 2020.

In September 2011, Moody's affirmed its senior unsecured debt rating and outlook for PPL Energy Supply.

Also in September 2011, S&P assigned a short-term rating to PPL Energy Supply's commercial paper program.

In October 2011, Moody's and Fitch also assigned a short-term rating to PPL Energy Supply's commercial paper program in support of PPL Energy Supply's re-opening of the program.

Ratings Triggers

PPL Energy Supply and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions requiring PPL Energy Supply and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if PPL Energy Supply or its subsidiaries' credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2011.  At September 30, 2011, if PPL Energy Supply's or its subsidiaries' credit rating had been below investment grade, the maximum amount that PPL Energy Supply would have been required to post as additional collateral to counterparties was $386 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at September 30, 2011 and December 31, 2010 was a net liability of $218 million and $389 million.  See Note 14 to the Financial Statements for additional information on economic activity.

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

The following table sets forth the changes in net fair value of PPL Energy Supply's non-trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$896	$1,303	$958	$1,280
Contracts realized or otherwise settled during the period	(99)	(96)	(234)	(330)
Fair value of new contracts entered into during the period	4	3	19	10
Changes in fair value attributable to changes in valuation techniques (a)				(23)
Other changes in fair value	43	144	101	417
Fair value of contracts outstanding at the end of the period	$844	$1,354	$844	$1,354

(a)
In June 2010, PPL Energy Supply received market bids for certain full-requirement sales contracts that were monetized in early July.  See Note 14 to the Financial Statements for additional information.  At June 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at September 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$533	$272	$13		$818
Prices based on significant unobservable inputs	(8)	(13)	20	$27	26
Fair value of contracts outstanding at the end of the period	$525	$259	$33	$27	$844

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2011	2010	2011	2010

Fair value of contracts outstanding at the beginning of the period	$15	$4	$4	$(6)
Contracts realized or otherwise settled during the period	(10)	(8)	(7)	(8)
Fair value of new contracts entered into during the period	(2)	45	6	47
Other changes in fair value	4	(39)	4	(31)
Fair value of contracts outstanding at the end of the period	$7	$2	$7	$2

Unrealized gains of approximately $4 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$(4)	$11			$7
Fair value of contracts outstanding at the end of the period	$(4)	$11			$7

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

	Trading VaR		Non-Trading VaR
	Nine Months	Twelve Months	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
95% Confidence Level, Five-Day Holding Period
Period End	$3	$1	$5	$5
Average for the Period	2	4	5	7
High	4	9	7	12
Low	1	1	4	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2011.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at September 30, 2011.

At September 30, 2011, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at September 30, 2011 would increase the fair value of its debt portfolio by $36 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At September 30, 2011, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet for $594 million.  The mix of securities is designed to provide returns sufficient to fund such decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2011, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $39 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's Form 8-K dated June 24, 2011 for additional information.

Foreign Currency Translation

As noted previously, in January 2011, PPL Energy Supply distributed its interest in PPL Global to its parent, PPL Energy Funding.  As a result, PPL Energy Supply no longer consolidates any foreign subsidiaries and has no foreign currency translation component within AOCI.  In 2010, the British pound sterling weakened in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $83 million for the nine months ended September 30, 2010, which primarily reflected a $223 million reduction to PP&E offset by a reduction of $140 million to net liabilities.  These adjustments, net of tax, resulting from translation are recorded in AOCI.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Energy Supply.  See Note 11 to the Financial Statements for additional information on related party transactions between PPL Energy Supply and affiliates.

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

In the third quarter of 2011, the Susquehanna Unit 2 uprate, representing the final phase of the project to increase the nuclear plant's generation capacity, was completed and is projected to yield an additional 50 MW.

See Note 8 to the Financial Statements for additional information.

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

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Energy Supply's Form 8-K dated June 24, 2011 for a discussion of each critical accounting policy.

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

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

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

Financial and Operational Highlights

Net Income Available to PPL Corporation

Net Income Available to PPL Corporation for the three and nine months ended September 30, 2011 was $28 million and $116 million compared to $36 million and $89 million for the same periods in 2010.  This represents a decrease of 22% and an increase of 30% from 2010.  These changes reflect the following after tax impacts.

	Three Months	Nine Months

Distribution base rate increase effective in January 2011	$9	$29
Tax benefit related to flow-through regulated state tax depreciation		5
A 2011 transmission service charge adjustment	(4)	(4)
PUC-reportable storm costs, net of insurance recovery	(8)	(10)
Other	(5)	7
	$(8)	$27

Transmission Service Charge Adjustment

During the three and nine months ended September 30, 2011, PPL Electric recorded a $7 million ($4 million after-tax) charge to "Retail electric" revenue on the Statement of Income to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.  PPL Electric plans to seek recovery with the PUC.  However, management cannot assert at the present time that it is probable that the previously recorded regulatory asset will be recovered.  The regulatory asset will be reinstated should the PUC approve recovery of these costs.  The impact of this charge was not material to any previously reported financial statements and is not expected to be material to the financial statements for the full year of 2011.

Storm Recovery

PPL Electric experienced several PUC-reportable storms during the three and nine months ended September 30, 2011 resulting in total restoration costs of $34 million and $59 million, of which $23 million and $39 million were recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric has storm insurance with a PPL affiliate, the costs associated with the unusually high number of PUC-reportable storms has exceeded policy limits.  Probable insurance recoveries recorded during the three and nine months ended September 30, 2011 were $12 million and $26.5 million, of which $7 million and $16 million were included in "Other operation and maintenance" on the Statement of Income.  In November 2011, PPL Electric filed with the PUC a request for permission to defer $15 million to $20 million for future recovery of allowable storm-related costs.  At the time PPL Electric seeks recovery of any deferred amount, its claim will be based on the actual costs, net of insurance recoveries.  A regulatory asset, for the actual costs net of insurance recoveries, will be recorded at such time as an order is received from the PUC approving deferral of these costs.

In late October 2011, PPL Electric experienced significant damage to its transmission and distribution network from a severe snow storm.  The costs associated with the restoration efforts are still being determined and are not included in the amounts disclosed above. PPL Electric will evaluate such costs, when quantified, and will likely file with the PUC for permission to defer certain of the costs incurred to repair the distribution network for future recovery.  Costs incurred to repair the transmission network are recoverable through the FERC Formula Rate mechanism which is updated annually.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Regulatory Matters

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market which will be conducted in two phases.  Phase one will address the status of the current retail market and explore potential changes.  Questions promulgated by the PUC for this phase of the investigation focus primarily on default service issues.  In June 2011, interested parties filed comments and the PUC held a hearing in this phase of the investigation.  In July 2011, the PUC entered an order initiating phase two of the investigation which will study how best to address issues identified by the PUC as being most relevant to improving the current retail electricity market.  The PUC issued a tentative order in October 2011 addressing issues associated with the timing and various other details of the EDC's default service procurement plans.  Parties will have an opportunity to comment on that tentative order.  The PUC also has scheduled a hearing in this phase of the investigation in November 2011.  It is likely that investigation will not be completed before the end of the year.  PPL Electric cannot predict the outcome of the investigation.

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

PPL Electric has experienced delays in obtaining necessary National Park Service approvals for the Susquehanna-Roseland transmission line and anticipates a delay of the line's in-service date to 2015.  In the first quarter of 2011, PJM issued an updated assessment of the new line within its 2010 Regional Transmission Expansion Plan, which confirms that the line is needed by 2012 to prevent overloads on other power lines in the region.  PJM has developed a strategy to manage potential reliability problems until the line is built.  In October 2011, the project was placed on the initial list of projects for the Rapid Response Team for Transmission (RRTT), an initiative of the White House to facilitate coordination among federal agencies to improve the overall quality and timeliness of electric transmission infrastructure permitting, review and consultation.  The National Park Service record of decision for the project is scheduled to be issued on October 1, 2012.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a continued delay to its scheduled in-service date for the new line.  See Note 8 in PPL Electric's 2010 Form 10-K for additional information.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation that would authorize the PUC to approve regulatory procedures and mechanisms to provide for more timely recovery of a utility's costs.  Alternative ratemaking is important to PPL Electric as it begins a period of significant increasing capital investment related to the asset optimization program focused on the replacement of aging distribution assets.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover certain capital costs and related operating expenses.  In October 2011, the legislation was passed by the Pennsylvania House of Representatives.  It will now be considered by the Pennsylvania Senate.  PPL Electric is working with other stakeholders to support passage of this legislation but cannot predict the outcome of this process.

Results of Operations

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income Available to PPL Corporation for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change

Operating revenue	$455	$571	(20)	$1,453	$1,906	(24)
Energy purchases	171	229	(25)	591	848	(30)
Energy purchases from affiliate	5	71	(93)	15	250	(94)
Other operation and maintenance	146	126	16	402	377	7
Depreciation	38	34	12	108	101	7
Taxes, other than income	26	32	(19)	83	108	(23)
Total operating expenses	386	492	(22)	1,199	1,684	(29)
Other Income (Expense) - net	2		n/a	3	3
Interest Income from Affiliate	1		n/a	1	1
Interest Expense	26	24	8	74	74
Income Taxes	14	15	(7)	56	47	19
Net Income	32	40	(20)	128	105	22
Distributions on Preferred Securities	4	4		12	16	(25)
Net Income Available to PPL Corporation	$28	$36	(22)	$116	$89	30
The changes in the components of Net Income Available to PPL Corporation between the periods ended September 30, 2011 and 2010 were due to the following factors.  See "Statement of Income Analysis - Margins" for component details.

	Three Months	Nine Months

Pennsylvania gross delivery margins	$8	$56
Other operation and maintenance	(15)	(18)
Depreciation	(4)	(7)
Other	2	1
Income taxes	1	(9)
Distributions on Preferred Securities		4
Total	$(8)	$27

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of gross margins from the Pennsylvania regulated electric delivery operations.

•	Other operation and maintenance expenses were $14 million and $17 million higher for the three and nine-month periods due to storm costs exceeding insurance policy limits in 2011.

•
Income taxes were $12 million higher for the nine-month period due to higher pre-tax income.  This increase was partially offset by a $5 million tax benefit related to the impact of flow-through regulated tax depreciation that is primarily related to the Pennsylvania Department of Revenue interpretive guidance regarding 100% bonus depreciation.

Outlook

Excluding special items, earnings are expected to be slightly higher in 2011, compared with 2010, as a result of higher distribution revenues from a January 1, 2011 distribution base rate increase, partially offset by higher operation and maintenance expenses.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL Electric's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.  Among these uncertainties are the ultimate regulatory recovery of storm costs, transmission service charges and other regulatory assets.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Energy purchases from affiliate," "Other operation and maintenance" expense, which is primarily Act 129 costs, and "Taxes, other than income", which is primarily gross receipts tax.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Electric's operations and analyze actual results to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric for the periods ended September 30.  Footnotes to the reconciliations are included at the end of the nine month reconciliation tables.

	2011 Three Months			2010 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$454		$454	$570		$570
Electric revenue from affiliate	1		1	1		1
Total Operating Revenues	455		455	571		571

Operating Expenses
Energy purchases	171		171	229		229
Energy purchases from affiliate	5		5	71		71
Other operation and maintenance	30	$116	146	25	$101	126
Depreciation		38	38		34	34
Taxes, other than income	24	2	26	29	3	32
Total Operating Expenses	230	156	386	354	138	492
Total	$225	$(156)	$69	$217	$(138)	$79

	2011 Nine Months			2010 Nine Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$1,444		$1,444	$1,901		$1,901
Electric revenue from affiliate	9		9	5		5
Total Operating Revenues	1,453		1,453	1,906		1,906

Operating Expenses
Energy purchases	591		591	848		848
Energy purchases from affiliate	15		15	250		250
Other operation and
maintenance	77	$325	402	70	$307	377
Depreciation		108	108		101	101
Taxes, other than income	77	6	83	101	7	108
Total Operating Expenses	760	439	1,199	1,269	415	1,684
Total	$693	$(439)	$254	$637	$(415)	$222

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended September 30, as well as the change between periods.  The factors that gave rise to the change are described below the table.
	Three Months			Nine Months
	2011	2010	Change	2011	2010	Change

PA Gross Delivery Margins by Component
Distribution	$179	$170	$9	$560	$506	$54
Transmission	46	47	(1)	133	131	2
Total	$225	$217	$8	$693	$637	$56

Distribution

The approved distribution rate case increased rates approximately 1.6% effective January 1, 2011, which improved distribution margins by $15 million and $50 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010.  Weather also had a $5 million favorable impact on the nine months ended September 30, 2011, compared with the same period in 2010.  Weather-related variances for PPL Electric are calculated based on a ten-year historical average.

The three and nine months ended September 30, 2011 also reflect a $7 million charge to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.  PPL Electric plans to seek PUC approval to recover this amount.  However, management cannot assert at the present time that it is probable that the previously recorded regulatory asset will be recovered.  The regulatory asset will be reinstated should the PUC approve recovery of these costs.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended September 30, 2011 compared with 2010 were due to:

	Three Months	Nine Months

Payroll-related costs	$(4)	$(1)
Contractor-related expenses (a)		7
Vegetation management (b)	2	(6)
PUC-reportable storm costs, net of insurance recovery (c)	14	17
Uncollectible accounts	5	4
Other	3	4
Total	$20	$25

(a)	Primarily related to increased utilization of contractors for system reliability and asset optimization programs.
(b)
Higher expenses for the nine months ended 2010 as a result of an increased focus on vegetation management primarily due to the Wire zone - Border zone program to safeguard system reliability and to comply with recently enacted legislation.

(c)
During the third quarter 2011, PPL Electric reached its maximum coverage under its storm insurance, therefore a larger amount of storm costs were not offset by storm insurance in 2011 when compared to 2010.

Depreciation

Depreciation increased by $7 million for the nine months ended September 30, 2011 compared with the same period in 2010, primarily due to additions to PP&E as part of ongoing efforts to replace aging infrastructure.

Taxes, Other Than Income

Taxes, other than income decreased by $6 million and $25 million during the three and nine months ended September 30, 2011, compared with the same periods in 2010.  This decrease was primarily the result of lower Pennsylvania gross receipts tax expense due to a decrease in retail electricity revenue as customers continue to select alternative suppliers in 2011.  The decrease was also impacted by the amortization of a PURTA refund of $3 million and $8 million for the three and nine months ended September 30, 2011.  Pennsylvania gross receipts tax and the PURTA refund are included in "Pennsylvania Gross Delivery Margins."

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Income Taxes

Changes in income taxes for the periods ended September 30, 2011 compared to 2010 were due to:

	Three Months	Nine Months

(Lower) higher pre-tax book income	$(4)	$13
Federal and state tax reserve adjustments (a)	4	4
Federal and state tax return adjustments		(2)
Depreciation not normalized (b)		(5)
Other	(1)	(1)
Total	$(1)	$9

(a)
In July 2010, the U.S. Tax Court ruled in PPL Electric's favor in a pending dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL Electric recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.

(b)
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

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$261	$204

The $57 million increase in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	proceeds of $645 million from the issuance of long-term debt;
•	cash provided by operating activities of $261 million;
•	the retirement of $458 million of long-term debt;
•	capital expenditures of $357 million; and
•	the payment of $76 million of common stock dividends to PPL.

PPL Electric's cash provided by operating activities improved by $134 million for the nine months ended September 30, 2011, compared with the same period in 2010, due to a $195 million increase from changes in working capital (including gross receipts tax payments, a federal income tax refund and collections of the generation supply charge).  These sources of cash were partially offset by an increase in defined benefit plan contributions of $53 million.

Credit Facilities

At September 30, 2011, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

Syndicated Credit Facility (a)	$200		$13	$187
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$350		$13	$337

(a)
In October 2011, PPL Electric amended its Syndicated Credit Facility.  The amendment included extending the expiration date from December 2014 to October 2016.  Under this facility, PPL Electric continues to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At September 30, 2011, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under this facility was limited to $86 million.  In July 2011, PPL Electric and the subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2012.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at September 30, 2011.

Long-term Debt Securities

In July 2011, PPL Electric entered into a supplemental indenture that contains prospective amendments to its 2001 Mortgage Indenture, including amendments to reduce the amount of first mortgage bonds issuable on the basis of property additions from 100% of the cost or fair value (whichever is less, as determined in accordance with the terms of the indenture) of such property additions to 66-2/3% of such cost or fair value.  The amendments became effective in the third quarter 2011.

Subsequently in July 2011, PPL Electric issued $250 million of 5.20% First Mortgage Bonds due 2041.  PPL Electric received proceeds of $246 million, net of discounts and underwriting fees.  The net proceeds have been or will be used for capital expenditures and other general corporate purposes.

Also in July 2011, PPL Electric redeemed the entire $400 million aggregate principal amount of its 7.125% Senior Secured Bonds due 2013 for $458 million, plus accrued interest.

In August 2011, PPL Electric issued $400 million of 3.00% First Mortgage Bonds due 2021.  PPL Electric received proceeds of $394 million, net of discounts and underwriting fees.  A portion of the net proceeds have been used to repay short-term debt.  The balance of the net proceeds replenished cash used to redeem the 7.125% Senior Secured Bonds due 2013 in July 2011, as discussed above.

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

In July 2011, S&P upgraded the senior secured rating for PPL Electric's first mortgage bonds following the execution of a supplemental indenture that provided for prospective amendments to PPL Electric's 2001 Mortgage Indenture, as discussed in "Long-term Debt Securities" above.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2010 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential annual exposure to increased interest expense, based on a 10% increase in interest rates, at September 30, 2011.  PPL Electric estimated that a 10% decrease in interest rates at September 30, 2011 would increase the fair value of its debt portfolio by $88 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2010 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions between PPL Electric and affiliates.

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

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes and regulatory assets and liabilities.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Electric's 2010 Form 10-K for a discussion of each critical accounting policy.

LG&E AND KU ENERGY LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with LKE's Condensed Financial Statements and the accompanying Notes and LKE's 2011 Registration Statement.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of LKE's business strategy, financial and operational highlights and key regulatory matters.

•
"Results of Operations" provides a summary of LKE's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LKE's Statements of Income, comparing the three and nine months ended September 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of LKE's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of LKE's risk management programs relating to market and credit risk.

Overview

Introduction

LKE, headquartered in Louisville, Kentucky, is a holding company with utility operations through its subsidiaries, LG&E and KU.  LG&E and KU, which constitute substantially all of LKE's operations, are regulated utilities engaged in the generation, transmission, distribution and sale of electricity, in Kentucky, Virginia and Tennessee.  LG&E also engages in the distribution and sale of natural gas in Kentucky.

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

Financial and Operational Highlights

Net Income

The three and nine months ended September 30, 2011, includes the effect of LG&E's and KU's base rate increases, which became effective August 1, 2010, partially offset by net cost increases, which have not yet been reflected in the rates charged by LG&E and KU.  The three and nine months ended September 30, 2010, also included $29 million and $19 million of other income associated with the establishment of regulatory assets for previously recorded losses on interest rate swaps.

See "Results of Operations" below for further discussion and analysis of the results of operations.

TC2 Construction

LG&E and KU constructed a 760 MW capacity baseload, coal-fired unit, TC2, which is jointly owned by LG&E (14.25%) and KU (60.75%), together with the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25%).  With limited exceptions, LG&E and KU took care, custody and control of TC2 in January 2011.  LG&E and KU and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  A number of remaining issues regarding these matters are still under discussion with the contractors.  See Note 10 to the Financial Statements for additional information.

Registered Debt Exchange Offer by LKE, LG&E and KU

In April 2011, LKE, LG&E and KU each filed a Registration Statement with the SEC, related to an offer to exchange certain first mortgage bonds and senior notes issued in November 2010, in transactions not subject to registration under the Securities Act of 1933, with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011, with substantially all of the senior notes and first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and the 2011 Registration Statements for additional information.

Legal and Regulatory Matters

Federal

CSAPR

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to the Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  In October 2011, the EPA proposed technical adjustments to the CSAPR to account for updated data submitted to the agency.  Several states and a number of companies have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging various provisions of the CSAPR.  LG&E's and KU's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR.

For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to be greater than the forecasted emissions based on present operations of existing sulfur dioxide scrubbers and coal supply.  However, for the second phase beginning in 2014, LG&E and KU will likely have to modify operations and dispatch of their generating fleet, including upgrades or installation of new sulfur dioxide scrubbers for certain generating units or retirement of certain other units.

With respect to nitrogen oxide emissions, the CSAPR provides a slightly lower amount of allowances compared to those under the CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Kentucky fleet, such as the installation of new technology or modifications of plant operations as well as the retirement and replacement of certain coal-fired generating units.  LG&E and KU are seeking recovery of their expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.

Additionally, the Kentucky plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  LG&E and KU anticipate that some of the measures required for compliance with the CSAPR such as upgraded or new sulfur dioxide scrubbers at some of their plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to LKE could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Kentucky and Virginia

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run station site.  LG&E and KU also requested approval to purchase three additional natural gas combustion turbines from Bluegrass Generation Company, L.L.C. (Bluegrass Plant) that are expected to provide up to 495 MW of peak generation supply.  LG&E and KU anticipate that the NGCC construction and Bluegrass Plant acquisition could require up to

$800 million (comprised of up to $300 million for LG&E and up to $500 million for KU) in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC and Bluegrass Plant acquisition were not included in the CPCN filing with the KPSC but are expected to be included in a future base rate case filing.  The KPSC issued an Order on the procedural schedule in the CPCN filing that has discovery, but no hearing, scheduled through early February 2012.  A KPSC order on the CPCN filing is anticipated in the second quarter of 2012.  See Note 6 to the Financial Statements for additional information.

ECR Filing - Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, LG&E and KU filed ECR plans with the KPSC requesting approval to install environmental upgrades for certain of their coal-fired plants along with the recovery of their expected $1.4 billion and $1.1 billion in associated capital costs, as well as operating expenses as incurred.  The ECR plans included upgrades that will be made to certain of their coal-fired generating stations to continue to be compliant with EPA regulations.  See Notes 6 and 10 to the Financial Statements for additional information.

Virginia Rate Case

In April 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers of $9 million, or 14%.  The proposed increase reflected a rate of return on rate base of 8%, based on a return on equity of 11%, inclusive of expenditures to complete TC2, all new sulfur dioxide scrubbers, recovery over five years of a 2009 storm regulatory asset and various other adjustments to revenue and expenses for the test year ended December 31, 2010.  In September 2011, a settlement stipulation was reached between KU and the VSCC Staff and filed with the VSCC for consideration. In October 2011, the VSCC approved the stipulation with two modifications that were accepted by KU.  The VSCC issued an Order closing the proceeding in October 2011.  The approved annual revenue increase is $7 million with new base rates effective November 1, 2011.

Results of Operations

As previously noted, LKE's results for the three and nine months ended September 30, 2011 are on a basis of accounting different from its results for the three and nine months ended September 30, 2010.  When discussing LKE's results of operations for 2011 compared with 2010 material differences resulting from the different bases of accounting will be isolated for purposes of comparability.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.  Due to weather, revenue and earnings are generally highest during the first and third quarters and lowest during the second quarter.

Earnings

Net Income for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
	Successor	Predecessor		Successor	Predecessor

Operating Revenues	$736	$719	2	$2,140	$2,035	5
Fuel	245	250	(2)	666	668
Energy purchases	32	39	(18)	179	200	(11)
Other operation and maintenance	187	177	6	566	509	11
Depreciation	84	73	15	249	211	18
Taxes, other than income	10	5	100	28	19	47
Total Operating Expenses	558	544	3	1,688	1,607	5
Other Income (Expense) - net		31	(100)	(1)	17	(106)
Interest Expense	36	45	(20)	108	137	(21)
Income Taxes	52	59	(12)	125	112	12
Loss from Discontinued Operations (net of
income taxes)	(1)			(1)	(2)	(50)
Net Income	$89	$102	(13)	$217	$194	12

The changes in the components of Net Income for the periods ended September 30, 2011 and 2010 were due to the following factors as provided in the table below.

	Three Months	Nine Months

Margin	$19	$107
Other operation and maintenance	(4)	(42)
Depreciation	(10)	(32)
Taxes, other than income	(5)	(9)
Other Income (Expense) - net	(31)	(18)
Interest Expense	9	29
Income Taxes	9	(14)
Special items		2
Total	$(13)	$23

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance expense resulted from higher steam and distribution maintenance costs.  Higher steam costs for the three and nine-month periods of $3 million and $22 million were due to increased scope of scheduled outages and higher variable expenses from increased generation.  Higher distribution maintenance costs for the three and nine-month periods of $3 million and $14 million resulted from higher storm costs, increased amortization of wind and ice storms restoration-related costs together with a hazardous tree removal project initiated in August 2010.  The nine-month period was partially offset by $6 million of 2009 winter storm restoration expenses being reclassified to a regulatory asset in 2011, as these costs are expected to be recovered in rates.

•
Higher depreciation was primarily due to TC2 commencing dispatch in January 2011 resulting in increases of $8 million and $23 million for the three and nine-month periods.  In addition, the E.W. Brown sulfur dioxide scrubber was placed in-service in June 2010 resulting in a $7 million increase for the nine-month period.

•
Higher other expense - net was primarily due to $29 million and $19 million of other income for the three and nine months ended September 30, 2010, the result of previously recorded losses on interest rate swaps being reclassified as regulatory assets during the three-month period ended September 30, 2010.

•
Lower interest expense of $4 million and $14 million for the three and nine-month periods was due to decreases in interest rates and decreases of $5 million and $19 million for the three and nine-month periods were due to lower long-term debt balances.

•	Lower pre-tax income resulted in lower income tax of $7 million for the three-month period and higher pre-tax book income resulted in higher income tax of $14 million for the nine-month period.

Management considers energy marketing of expected economic generation capacity in excess of expected load requirements and a terminated lease with The Big Rivers Electric Corporation (BREC) to be special items.  See Note 14 to the Financial Statements for additional information on energy marketing of expected economic generation capacity in excess of expected load requirements and LKE's 2011 Registration Statement for information about BREC.   The following are the special items for the periods ended September 30:

	Income Statement	Three Months		Nine Months
	Line Item	2011	2010	2011	2010
		Successor	Predecessor	Successor	Predecessor

Special Items, net of tax benefit (expense):
Energy-related economic activity ($1), $0, $0, $0	Operating revenues	$1		$1
BREC terminated lease $1, $0, $1, $1	Discontinued operations	(1)		(1)	$(2)
Total		$		$	$(2)

Outlook

Excluding special items, in 2011 compared with 2010, LKE expects higher retail revenues and lower financing costs partially offset by higher depreciation and other operating costs.  Retail revenues are expected to increase as a result of the Kentucky rate cases and recoveries associated with environmental investments.  Lower financing costs are expected from lower debt balances resulting from an equity contribution provided by PPL at acquisition and the issuance in late 2010 of first mortgage bonds, which LKE used to repay higher cost debt.  Depreciation and other operating costs are expected to increase resulting from increases in regulated utility plant including commencing dispatch of TC2 in January 2011 to serve customer demand.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Business," and "Risk Factors" in LKE's 2011 Registration Statement for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margin

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margin." Margin is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margin is a single financial performance measure of LKE's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset. These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expenses and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  As a result, this measure represents the net revenues from LKE's operations. LKE believes that Margin provides another criterion to make investment decisions. This performance measure is used, in conjunction with other information, internally by senior management to manage LKE's operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by LKE for the periods ended September 30.

	2011 Three Months - Successor			2010 Three Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$734	$2	$736	$720	$(1)	$719
Operating Expenses
Fuel	245		245	250		250
Energy purchases	32		32	39		39
Other operation and maintenance	26	161	187	20	157	177
Depreciation	12	72	84	11	62	73
Taxes, other than income		10	10		5	5
Total Operating Expenses	315	243	558	320	224	544
Total	$419	$(241)	$178	$400	$(225)	$175

	2011 Nine Months - Successor			2010 Nine Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$2,139	$1	$2,140	$2,034	$1	$2,035
Operating Expenses
Fuel	666		666	668		668
Energy purchases	179		179	200		200
Other operation and maintenance	67	499	566	52	457	509
Depreciation	37	212	249	31	180	211
Taxes, other than income		28	28		19	19
Total Operating Expenses	949	739	1,688	951	656	1,607
Total	$1,190	$(738)	$452	$1,083	$(655)	$428

(a)	Represents amounts that are excluded from Margin.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins were higher by $19 million and $107 million during the three and nine months ended September 30, 2011, compared with the same periods in 2010.  The positive impact mainly resulted from a rate increase, which became effective in August 2010.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following.

	Three Months	Nine Months

Steam maintenance (a)		$11
PPL support charges	$3	12
Steam operations (b)	3	11
Distribution maintenance (c)	3	8
Fuel for generation (d)	3	10
Other	(2)	5
Total	$10	$57

(a)	Primarily due to increased scope of scheduled outages including those at Ghent and Green River.
(b)	Variable expenses increased due to increased generation, the result of TC2 commencing dispatch in 2011.
(c)
The nine months ended September 30, 2011, resulted from higher storm costs along with increased amortization of wind and ice storms restoration-related costs and a hazardous tree removal project initiated in August 2010.  This increase was partially offset by $6 million of 2009 winter storm restoration expenses being reclassified to a regulatory asset in 2011, as these costs are expected to be recovered in rates.

(d)
Fuel handling costs are included in fuel for electric generation on the Statements of Income for the three and nine months ended September 30, 2010, and are in other operation and maintenance expense on the Statements of Income for the three and nine months ended September 30, 2011.

Depreciation

Changes in depreciation for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

TC2 (dispatch began in January 2011)	$8	$23
E.W. Brown sulfur dioxide scrubber (placed in-service in June 2010)		7
Other	3	8
Total	$11	$38

Other Income (Expense) - net

Changes in other income (expense) - net for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Other income included in the periods ending September 30, 2010, resulted from the establishment of
regulatory assets for previously recorded losses on interest rate swaps	$(29)	$(19)
Other	(2)	1
Total	$(31)	$(18)

Interest Expense

Changes in interest expense for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Interest rates (a)	$(4)	$(14)
Long-term debt balances (b)	(5)	(19)
Other		4
Total	$(9)	$(29)

(a)	Interest rates on the first mortgage bonds and senior notes were lower than the rates on the loans from Fidelia Corporation and other E.ON AG affiliates, which were replaced.
(b)	LKE's long-term debt principal balance was $886 million lower as of September 30, 2011 compared to 2010, primarily due to an equity contribution from PPL of $1.6 billion at the time of acquisition.

Income Taxes

Changes in income taxes for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Higher (lower) pre-tax book income	$(7)	$14
Other		(1)
Total	$(7)	$13

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$170	$11
Short-term investments (a)		163
	$170	$174

Short-term debt (b)		$163

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky, on behalf of LG&E that were purchased from the remarketing agent in 2008.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 17 to the Financial Statements for additional information.

(b)	Represents borrowings under LG&E's $400 million syndicated credit facility. See Note 7 to the Financial Statements for additional information.

The $159 million increase in LKE's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $674 million;
•	proceeds of $250 million from the issuance of long-term debt;
•	capital expenditures of $287 million; and
•	the payment of $469 million of distributions to PPL.

LKE's cash provided by operating activities increased by $264 million for the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to:

•
an increase in net income of $23 million adjusted for non-cash effects of $145 million (depreciation of $38 million, deferred income taxes and investment tax credits of $123 million and the recording of a regulatory asset for previously recorded losses on interest rate swaps of $22 million, partially offset by defined benefit plans - expense of $17 million, unrealized (gains) losses on derivatives of $14 million and other noncash items of $7 million);

•
a net decrease in working capital from accounts receivable, accounts payable and unbilled revenue of $74 million due to the timing of cash receipts and payments, an increase in base rates effective August 2010, colder weather (more heating degree days) in December 2010 as compared with December 2009, and milder weather (fewer cooling degree days) in September 2011 as compared with September 2010;

•	a decrease in backstop energy and aluminum production credit payments of $45 million made in 2010 under the smelter contract; and
•
a decrease in fuel of $44 million, which was driven by higher volumes purchased in 2010 in preparation for the commercial operation of TC2 originally expected in mid-2010, along with an increase in fuel consumption due to the dispatch of TC2 beginning in January 2011; partially offset by

•	an increase in discretionary defined benefit plan contributions of $105 million made in order to achieve LKE's long-term funding requirements.

Credit Facilities

At September 30, 2011, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Supply	$300			$300
LG&E Credit Facility (a) (d)	400			400
KU Credit Facilities (a) (b) (d)	598		$198	400
Total Credit Facilities (c)	$1,298		$198	$1,100

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
(d)
In October 2011, LG&E and KU each amended its respective syndicated credit facilities.  The amendments included extending the expiration dates from December 2014 to October 2016.  Under these facilities, LG&E and KU each continue to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

The commitments under LKE's Syndicated Credit Facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity; however, the PPL affiliate provides a commitment of approximately 23% of the total facilities listed above.

See Note 7 to the Financial Statements for further discussion of LKE's credit facilities.

Long-term Debt Securities

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's Syndicated Credit Facility.

At September 30, 2011, LKE's tax-exempt revenue bonds that are in the form of auction rate securities and total $231 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the nine months ended September 30, 2011, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.27%.

LKE's long-term debt securities activity through September 30, 2011 was:

	Debt
	Issuances	Retirement

LKE Senior Notes	$250
Total Cash Flow Impact	$250
Non-cash Exchanges
LKE Senior Notes (a)	$875	$(875)
LG&E First Mortgage Bonds (a)	535	(535)
KU First Mortgage Bonds (a)	1,500	(1,500)
Total Exchanged	$2,910	$(2,910)
Net Increase	$250

(a)
In April 2011, LKE, LG&E and KU each filed a 2011 Registration Statement with the SEC related to offers to exchange securities issued in November 2010 in transactions not registered under the Securities Act of 1933 with similar but registered securities.  The 2011 Registration Statements became effective in June 2011, and the exchanges were completed in July 2011, with substantially all securities being exchanged.

LKE's long-term debt securities activity since September 30, 2011 consists of the retirement of the $2 million LG&E and KU Capital LLC Medium Term Note which matured on November 1, 2011.

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

In September 2011, Moody's affirmed the issuer ratings for LG&E and KU and all of the ratings for LKE.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or its subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2011.  At September 30, 2011, if LKE's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that LKE would have been required to post as additional collateral to counterparties was $92 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, gas supply, marketing and trading operations and interest rate contracts.

Capital Expenditures

The table below shows LKE's capital expenditure projections at September 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a)
Generating facilities	$137	$128	$155	$158	$126
Transmission and distribution facilities	219	266	303	289	294
Environmental (b)	163	711	1,140	1,065	824
Other	26	52	48	42	67
Total Construction Expenditures	$545	$1,157	$1,646	$1,554	$1,311

(a)	Construction expenditures include AFUDC, which is not expected to be significant for the years 2011 through 2015.
(b)
Includes approximately $700 million of currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  LKE expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

LKE's capital expenditure projections for the years 2011 through 2015 total approximately $6.2 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for LKE's environmental projects related to new and anticipated EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

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

The balances and changes in the net fair value of LKE's commodity derivative contracts for the three and nine months ended September 30, 2011 and 2010 were not significant.  See Note 14 to the Financial Statements for additional information.

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

At September 30, 2011, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at September 30, 2011, would increase the fair value of its debt portfolio by $121 million.

At September 30, 2011, LKE had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(58)	$(4)

(a)	Includes accrued interest.
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

Related Party Transactions

LKE is not aware of any material ownership interest or operating responsibility by senior management of LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with LKE.  See Note 11 to the Financial Statements for additional information on related party transactions between LKE and its affiliates.

Environmental Matters

Protection of the environment is a major priority for LKE and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LKE's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures; or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc. and may impact the costs for their products or their demand for LKE's services.  See "Business - Environmental Matters" in LKE's 2011 Registration Statement and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: price risk management, regulatory mechanisms, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in LKE's 2011 Registration Statement for a discussion of each critical accounting policy.

LOUISVILLE GAS AND ELECTRIC COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with LG&E's Condensed Financial Statements and the accompanying Notes and LG&E's 2011 Registration Statement.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of LG&E's business strategy, financial and operational highlights and key regulatory matters.

•
"Results of Operations" provides a summary of LG&E's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three and nine months ended September 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of LG&E's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of LG&E's risk management programs relating to market and credit risk.

Overview

Introduction

LG&E, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.

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

Financial and Operational Highlights

Net Income

The three and nine months ended September 30, 2011, includes the effect of LG&E's base rate increase, which became effective August 1, 2010, partially offset by net cost increases, which have not yet been reflected in the rates charged by LG&E.  The three and nine months ended September 30, 2010, also included $29 million and $19 million of other income associated with the establishment of regulatory assets for previously recorded losses on interest rate swaps.

See "Results of Operations" below for further discussion and analysis of the results of operations.

TC2 Construction

LG&E and KU constructed a 760 MW capacity baseload, coal-fired unit, TC2, which is jointly owned by LG&E (14.25%) and KU (60.75%), together with the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25%).  With limited exceptions, LG&E and KU took care, custody and control of TC2 in January 2011.  LG&E and KU and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  A number of remaining issues regarding these matters are still under discussion with the contractors.  See Note 10 to the Financial Statements for additional information.

Registered Debt Exchange Offer by LG&E

In April 2011, LG&E filed a Registration Statement with the SEC, related to an offer to exchange certain first mortgage bonds issued in November 2010, in transactions not subject to registration under the Securities Act of 1933, with similar but registered securities.  The 2011 Registration Statement became effective in June 2011, and the exchange was completed in July 2011 with all of the first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and LG&E's 2011 Registration Statement for additional information.

Legal and Regulatory Matters

Federal

CSAPR

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to the Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  In October 2011, the EPA proposed technical adjustments to the CSAPR to account for updated data submitted to the agency.  Several states and a number of companies have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging various provisions of the CSAPR.  LG&E's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR.

For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to be greater than the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, for the second phase beginning in 2014, LG&E will likely have to modify operations and dispatch of its generating fleet, including upgrades or installation of new sulfur dioxide scrubbers for certain generating units or retirement of certain other units.

With respect to nitrogen oxide emissions, the CSAPR provides a slightly lower amount of allowances compared to those under the CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for the Kentucky plants, such as the installation of new technology or modifications of plant operations as well as the retirement and replacement of certain coal-fired generating units.  LG&E is seeking recovery of its expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.

Additionally, LG&E's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  LG&E anticipates that some of the measures required for compliance with the CSAPR such as upgraded or new sulfur dioxide scrubbers at some of its plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to LG&E could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Kentucky

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run station site.  LG&E and KU also requested approval to purchase three additional natural gas combustion turbines from Bluegrass Generation Company, L.L.C. (Bluegrass Plant) that are expected to provide up to 495 MW of peak generation supply.  LG&E and KU anticipate that the NGCC construction and Bluegrass Plant acquisition could require up to $800 million (comprised of up to $300 million for LG&E and up to $500 million for KU) in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC and Bluegrass Plant acquisition were not included in the CPCN filing with the KPSC but are expected to be included in a future base rate case filing.  A KPSC order on the CPCN filing is anticipated in the second quarter of 2012.  The KPSC issued an Order on the procedural schedule in the CPCN filing that has discovery, but no hearing, scheduled through early February 2012.  See Note 6 to the Financial Statements for additional information.

ECR Filing - Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, LG&E filed an ECR plan with the KPSC requesting approval to install environmental upgrades for certain of its coal-fired plants along with the recovery of the expected $1.4 billion in associated capital costs as well as operating expenses as incurred.  The ECR plan included upgrades that will be made to certain of LG&E's coal-fired generating stations to continue to be compliant with EPA regulations.  See Notes 6 and 10 to the Financial Statements for additional information.

Results of Operations

As previously noted, LG&E's results for the three and nine months ended September 30, 2011 are on a basis of accounting different from its results for the three and nine months ended September 30, 2010.  When discussing LG&E's results of operations for 2011 compared with 2010 material differences resulting from the different bases of accounting will be isolated for purposes of comparability.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.  Due to weather, revenue and earnings are generally highest during the first and third quarters and lowest during the second quarter.

Earnings

Net Income for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
	Successor	Predecessor		Successor	Predecessor

Operating Revenues	$340	$327	4	$1,035	$972	6
Fuel	98	104	(6)	265	277	(4)
Energy purchases	31	23	35	180	146	23
Other operation and maintenance	91	85	7	272	250	9
Depreciation	37	35	6	110	104	6
Taxes, other than income	5	3	67	14	11	27
Total Operating Expenses	262	250	5	841	788	7
Other Income (Expense) - net		29	(100)		17	(100)
Interest Expense	11	11		34	34
Income Taxes	24	35	(31)	58	60	(3)
Net Income	$43	$60	(28)	$102	$107	(5)

The changes in the components of Net Income for the periods ended September 30, 2011 and 2010 were due to the following factors as provided in the table below.

	Three Months	Nine Months

Margin	$7	$39
Other operation and maintenance	(4)	(16)
Depreciation	(2)	(10)
Taxes, other than income	(2)	(3)
Other Income (Expense) - net	(29)	(17)
Income Taxes	13	2
Total	$(17)	$(5)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance expense resulted from higher distribution maintenance costs of $2 million and $8 million for the three and nine-month periods due to amortization of storm restoration related costs, together with a hazardous tree removal project initiated in August 2010.

•
Higher other expense - net was primarily due to $29 million and $19 million of other income for the three and nine months ended September 30, 2010, the result of previously recorded losses on interest rate swaps being reclassified as regulatory assets during the three-month period ended September 30, 2010.

•	Lower pre-tax income resulted in lower income taxes of $11 million and $3 million for the three and nine-month periods.

Outlook

LG&E expects higher retail revenues and lower financing costs in 2011 compared to 2010 due to the issuance in late 2010 of first mortgage bonds that LG&E used to repay higher cost debt, offset by lower other income and higher depreciation.  Retail revenues are expected to increase as a result of the Kentucky rate case.  The reduction in other income (expense) - net is the result of the recognition of regulatory assets associated with the interest rate swaps in 2010 while higher depreciation is projected due to commencing dispatch of TC2 in January 2011 to serve customer demand.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Business," and "Risk Factors" in LG&E's 2011 Registration Statement for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margin

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margin."  Margin is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margin is a single financial performance measure of LG&E's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset. These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" expenses and the depreciation associated with ECR equipment is recorded as "Depreciation" expense.  As a result, this measure represents the net revenues from LG&E's operations.  LG&E believes that Margin provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by LG&E for the periods ended September 30.

	2011 Three Months - Successor			2010 Three Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$339	$1	$340	$328	$(1)	$327
Operating Expenses
Fuel	98		98	104		104
Energy purchases	31		31	23		23
Other operation and maintenance	10	81	91	8	77	85
Depreciation	1	36	37	1	34	35
Taxes, other than income		5	5		3	3
Total Operating Expenses	140	122	262	136	114	250
Total	$199	$(121)	$78	$192	$(115)	$77

	2011 Nine Months - Successor			2010 Nine Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$1,034	$1	$1,035	$971	$1	$972
Operating Expenses
Fuel	265		265	277		277
Energy purchases	180		180	146		146
Other operation and maintenance	30	242	272	24	226	250
Depreciation	2	108	110	6	98	104
Taxes, other than income		14	14		11	11
Total Operating Expenses	477	364	841	453	335	788
Total	$557	$(363)	$194	$518	$(334)	$184

(a)	Represents amounts that are excluded from Margin.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins were higher by $7 million and $39 million during the three and nine months ended September 30, 2011, compared with the same periods in 2010.  The positive impact mainly resulted from a rate increase, which became effective in August 2010.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following.

	Three Months	Nine Months

Distribution maintenance (a)	$2	$8
Administrative and general		5
Fuel for generation (b)	2	5
Other	2	4
Total	$6	$22

(a)	The three and nine-month periods increased due to amortization of storm restoration-related costs along with a hazardous tree removal project initiated in August 2010.
(b)
Fuel handling costs are included in fuel for electric generation on the Statements of Income for the three and nine months ended September 30, 2010, and are in other operation and maintenance expense on the Statements of Income for the three and nine months ended September 30, 2011.

Depreciation

Depreciation increased by $2 million and $6 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010. The increase was primarily due to commencing dispatch of TC2 to serve customer demands beginning in January 2011.

Other Income (Expense) - net

Changes in other income (expense) - net for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Other income included in the periods ending September 30, 2010, resulted from the establishment of
regulatory assets for previously recorded losses on interest rate swaps	$(29)	$(19)
Other		2
Total	$(29)	$(17)

Income Taxes

Changes in income taxes for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Lower pre-tax book income	$(11)	$(3)
Other		1
Total	$(11)	$(2)

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$75	$2
Short-term investments (a)		163
	$75	$165

Short-term debt (b)		$163

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky, on behalf of LG&E that were purchased from the remarketing agent in 2008.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 17 to the Financial Statements for additional information.

(b)	Represents borrowings under LG&E's $400 million syndicated credit facility. See Note 7 to the Financial Statements for additional information.

The $73 million increase in LG&E's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $274 million;
•	capital expenditures of $122 million; and
•	the payment of $55 million of common stock dividends.

LG&E's cash provided by operating activities increased by $112 million for the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to:

•
a decrease in net income of $5 million adjusted for non-cash effects of $31 million (depreciation of $6 million, defined benefit plans - expense of $7 million, deferred income taxes and investment tax credits of $8 million, the recording of a regulatory asset for previously recorded losses on interest rate swaps of $22 million and other noncash items of $2 million, partially offset by unrealized (gains) losses on derivatives of $14 million);

•
a net decrease in working capital from accounts receivable, accounts payable and unbilled revenue of $38 million due to the timing of cash receipts and payments, an increase in base rates effective August 2010, colder weather (more heating degree days) in December 2010 as compared with December 2009, and milder weather (fewer cooling degree days) in September 2011 as compared with September 2010;

•	a decrease in fuel of $27 million, which was driven by higher volumes purchased in 2010 in preparation for the commercial operation of TC2 originally expected in mid-2010; and
•	a decrease in cash refunded to customers of $26 million due to prior period over recoveries related to the gas supply clause filings in 2009; partially offset by
•	an increase in discretionary defined benefit plan contributions of $44 million made in order to achieve LG&E's long-term funding requirements.

Credit Facilities

At September 30, 2011, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
			Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a) (b)	$400			$400

(a)
In June 2011, LG&E amended its Syndicated Credit Facility such that the fees and the spread to benchmark interest rates for borrowings depend upon LG&E's senior secured long-term debt rating rather than the senior unsecured debt rating.  Total borrowings outstanding under this facility decreased on a net basis by $163 million since December 31, 2010.

(b)
In October 2011, LG&E amended its Syndicated Credit Facility.  The amendment included extending the expiration date from December 2014 to October 2016.  Under this facility LG&E continues to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $400 million at market-based rates (based on highly rated commercial paper issues).  At September 30, 2011, there was no balance outstanding. At December 31, 2010, $12 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

See Note 7 to the Financial Statements for further discussion of LG&E's credit facilities.

Long-term Debt Securities

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's Syndicated Credit Facility.

At September 30, 2011, LG&E's tax-exempt revenue bonds that are in the form of auction rate securities and total $135 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the nine months ended September 30, 2011, the weighted-average rate on LG&E's auction rate bonds in total was 0.26%.

Since June 30, 2011, there have been $535 million of issuances and $535 million of retirements of LG&E's First Mortgage Bonds related to the non-cash exchange of bonds.  In April 2011, LG&E filed a 2011 Registration Statement with the SEC related to offers to exchange securities issued in November 2010 in transactions not registered under the Securities Act of 1933 with similar but registered securities.  The 2011 Registration Statement became effective in June 2011 and the exchanges were completed in July 2011, with all securities being exchanged.

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

In September 2011, Moody's affirmed the issuer rating for LG&E.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2011.  At September 30, 2011, if LG&E's credit ratings had been below investment grade, the maximum amount that LG&E would have been required to post as additional collateral to counterparties was $79 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, gas supply, marketing and trading operations and interest rate contracts.

Capital Expenditures

The table below shows LG&E's capital expenditure projections at September 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures
Generating facilities	$71	$56	$95	$97	$47
Transmission and distribution facilities	114	147	153	146	155
Environmental (a)	24	271	586	501	396
Other	6	26	25	21	34
Total Construction Expenditures	$215	$500	$859	$765	$632

(a)
Includes approximately $200 million of currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  LG&E expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

LG&E's capital expenditure projections for the years 2011 through 2015 total approximately $3 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for LG&E's environmental projects related to new and anticipated EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by LG&E in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

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

The balances and changes in the net fair value of LG&E's commodity derivative contracts for the three and nine months ended September 30, 2011 and 2010 were not significant.  See Note 14 to the Financial Statements for additional information.

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

At September 30, 2011, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at September 30, 2011, would increase the fair value of its debt portfolio by $27 million.

At September 30, 2011, LG&E had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(58)	$(4)

(a)	Includes accrued interest.
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

Related Party Transactions

LG&E is not aware of any material ownership interest or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with LG&E. See Note 11 to the Financial Statements for additional information on related party transactions between LG&E and its affiliates.

Environmental Matters

Protection of the environment is a major priority for LG&E and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LG&E's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures; or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc. and may impact the costs for their products or their demand for LG&E's services.  See "Business - Environmental Matters" in LG&E's 2011 Registration Statement and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: price risk management, regulatory mechanisms, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in LG&E's 2011 Registration Statement for a discussion of each critical accounting policy.

KENTUCKY UTILITIES COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with KU's Condensed Financial Statements and the accompanying Notes and KU's 2011 Registration Statement.  Capitalized terms and abbreviations are explained in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides an overview of KU's business strategy, financial and operational highlights and key regulatory matters.

•
"Results of Operations" provides a summary of KU's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on KU's Statements of Income, comparing the three and nine months ended September 30, 2011 with the same periods in 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of KU's liquidity position and credit profile.  This section also includes a discussion of rating agency decisions and capital expenditure projections.

•	"Financial Condition - Risk Management" provides an explanation of KU's risk management programs relating to market and credit risk.

Overview

Introduction

KU, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity, in Kentucky, Virginia and Tennessee.

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

Financial and Operational Highlights

Net Income

The three and nine months ended September 30, 2011, includes the effect of KU's base rate increase, which became effective August 1, 2010, partially offset by net cost increases, which have not yet been reflected in the rates charged by KU.

See "Results of Operations" below for further discussion and analysis of the results of operations.

TC2 Construction

KU and LG&E constructed a 760 MW capacity baseload, coal-fired unit, TC2, which is jointly owned by KU (60.75%) and LG&E (14.25%), together with the Illinois Municipal Electric Agency and the Indiana Municipal Power Agency (combined 25%).  With limited exceptions, KU and LG&E took care, custody and control of TC2 in January 2011.  KU and LG&E and the contractor have agreed to certain amendments to the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  A number of remaining issues regarding these matters are still under discussion with the contractors.  See Note 10 to the Financial Statements for additional information.

Registered Debt Exchange Offer by KU

In April 2011, KU filed a Registration Statement with the SEC, related to an offer to exchange certain first mortgage bonds issued in November 2010, in transactions not subject to registration under the Securities Act of 1933, with similar but registered securities.  The 2011 Registration Statement became effective in June 2011, and the exchange was completed in July 2011 with substantially all of the first mortgage bonds being exchanged.  See Note 7 to the Financial Statements and KU's 2011 Registration Statement for additional information.

Legal and Regulatory Matters

Federal

CSAPR

In July 2011, the EPA signed the CSAPR which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  This rule applies to the Kentucky plants.  The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxide emissions.  In October 2011, the EPA proposed technical adjustments to the CSAPR to account for updated data submitted to the agency.  Several states and a number of companies have filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit challenging various provisions of the CSAPR.  KU's initial review of the allocations under the CSAPR indicates that greater reductions in sulfur dioxide emissions will be required beginning in 2012 under the CSAPR than were required under the CAIR.

For the initial phase of the rule beginning in 2012, sulfur dioxide allowance allocations are expected to greater than the forecasted emissions based on present operations of existing scrubbers and coal supply.  However, for the second phase beginning in 2014, KU will likely have to modify operations  and dispatch of its generating fleet, including upgrades or installation of new sulfur dioxide scrubbers for certain generating units or retirement of certain other units.

With respect to nitrogen oxide emissions, the CSAPR provides a slightly lower amount of allowances compared to those under the CAIR.  With uncertainty surrounding the trading program, other compliance options are being analyzed for KU's fleet, such as the installation of new technology or modifications of plant operations as well as the retirement and replacement of certain coal-fired generating units.  KU is seeking recovery of its expected costs to comply with the CSAPR and certain other EPA requirements through the ECR plan filed with the KPSC in June 2011.

Additionally, KU's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  KU anticipates that some of the measures required for compliance with the CSAPR such as upgraded or new sulfur dioxide scrubbers at some of its plants and retirement of certain units may also be necessary to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the economic impact to KU could be significant.  See Notes 6 and 10 to the Financial Statements for additional information on the CSAPR and the regulatory proceeding.

Kentucky and Virginia

CPCN Filing

In September 2011, KU and LG&E filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run station site.  KU and LG&E also requested approval to purchase three additional natural gas combustion turbines from Bluegrass Generation Company, L.L.C. (Bluegrass Plant) that are expected to provide up to 495 MW of peak generation supply.  KU and LG&E anticipate that the NGCC construction and Bluegrass Plant acquisition could require up to $800 million (comprised of up to $500 million for KU and up to $300 million for LG&E) in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC and Bluegrass Plant acquisition were not included in the CPCN filing with the KPSC but are expected to be included in a future base rate case filing.  The KPSC issued an Order on the procedural schedule in the CPCN filing that has discovery, but no hearing, scheduled through early February 2012.  A KPSC order on the CPCN filing is anticipated in the second quarter of 2012.  See Note 6 to the Financial Statements for additional information.

ECR Filing - Environmental Upgrades

In June 2011, in order to achieve compliance with new and pending mandated federal EPA regulations, KU filed an ECR plan with the KPSC requesting approval to install environmental upgrades for certain of its coal-fired plants along with the recovery of the expected $1.1 billion in associated capital costs as well as operating expenses as incurred.  The ECR plan included upgrades that will be made to certain of KU's coal-fired generating stations to continue to be compliant with EPA regulations.  See Notes 6 and 10 to the Financial Statements for additional information.

Virginia Rate Case

In April 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers of $9 million, or 14%.  The proposed increase reflected a rate of return on rate base of 8%, based on a return on equity of 11%, inclusive of expenditures to complete TC2, all new sulfur dioxide scrubbers, recovery over five years of a 2009 storm regulatory asset and various other adjustments to revenue and expenses for the test year ended December 31, 2010.  In September 2011, a settlement stipulation was reached between KU and the VSCC Staff and filed with the VSCC for consideration. In October 2011, the VSCC approved the stipulation with two modifications that were accepted by KU.  The VSCC issued an Order closing the proceeding in October 2011.  The approved annual revenue increase is $7 million with new base rates effective November 1, 2011.

Results of Operations

As previously noted, KU's results for the three and nine months ended September 30, 2011 are on a basis of accounting different from its results for the three and nine months ended September 30, 2010.  When discussing KU's results of operations for 2011 compared with 2010 material differences resulting from the different bases of accounting will be isolated for purposes of comparability.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.  Due to weather, revenue and earnings are generally highest during the first and third quarters and lowest during the second quarter.

Earnings

Net Income for the periods ended September 30 was:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
	Successor	Predecessor		Successor	Predecessor

Operating Revenues	$420	$416	1	$1,191	$1,146	4
Fuel	147	146	1	401	391	3
Energy purchases	25	42	(40)	85	138	(38)
Other operation and maintenance	90	83	8	274	240	14
Depreciation	47	38	24	139	106	31
Taxes, other than income	5	2	150	14	8	75
Total Operating Expenses	314	311	1	913	883	3
Other Income (Expense) - net		1	(100)	1	2	(50)
Interest Expense	18	20	(10)	53	60	(12)
Income Taxes	32	32		82	76	8
Net Income	$56	$54	4	$144	$129	12
The changes in the components of Net Income for the periods ended September 30, 2011 and 2010 were due to the following factors as provided in the table below.

	Three Months	Nine Months

Margin	$13	$68
Other operation and maintenance	(3)	(23)
Depreciation	(7)	(24)
Taxes, other than income	(3)	(6)
Other Income (Expense) - net	(1)	(1)
Interest Expense	3	7
Income Taxes		(6)
Total	$2	$15

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance resulted from higher steam expenses of $4 million and $24 million for the three and nine-month periods, resulting from scheduled maintenance outages at the Ghent and Green River plants, along with higher variable expenses from increased generation.

•
TC2 commenced dispatched in January 2011, resulting in a higher depreciation of $7 million and $19 million for the three and nine-month periods.  In addition, the E.W. Brown sulfur dioxide scrubber was placed in-service in June 2010 resulting in a $7 million increase for the nine-month period.

•	Higher pre-tax income resulted in higher income tax of $8 million for the nine-month period.

Outlook

KU expects higher retail revenues and lower financing costs in 2011 compared to 2010 due to the issuance in late 2010 of first mortgage bonds that KU used to repay higher cost debt, partially offset by higher depreciation.  Retail revenues are expected to increase as a result of the Kentucky rate case and recoveries associated with environmental investments.  Depreciation is expected to increase due to commencing dispatch of TC2 in January 2011 to serve customer demand.

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by KU for the periods ended September 30.

	2011 Three Months - Successor			2010 Three Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$419	$1	$420	$416		$416
Operating Expenses
Fuel	147		147	146		146
Energy purchases	25		25	42		42
Other operation and maintenance	14	76	90	10	$73	83
Depreciation	12	35	47	10	28	38
Taxes, other than income		5	5		2	2
Total Operating Expenses	198	116	314	208	103	311
Total	$221	$(115)	$106	$208	$(103)	$105

	2011 Nine Months - Successor			2010 Nine Months - Predecessor
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$1,191		$1,191	$1,146		$1,146
Operating Expenses
Fuel	401		401	391		391
Energy purchases	85		85	138		138
Other operation and maintenance	37	$237	274	26	$214	240
Depreciation	35	104	139	26	80	106
Taxes, other than income		14	14		8	8
Total Operating Expenses	558	355	913	581	302	883
Total	$633	$(355)	$278	$565	$(302)	$263

(a)	Represents amounts that are excluded from Margin.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins were higher by $13 million and $68 million during the three and nine months ended September 30, 2011, compared with the same periods in 2010.   The positive impact mainly resulted from a rate increase, which became effective in August 2010.

Other Operation and Maintenance

Changes in other operation and maintenance expense for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Steam maintenance (a)	$1	$15
Steam operations (b)	3	9
Fuel for generation (c)	2	5
Administrative and general	3	6
Other	(2)	(1)
Total	$7	$34

(a)	Primarily due to increased scope of scheduled outages including those at Ghent and Green River.
(b)	Variable expenses increased due to increased generation, the result of TC2 commencing dispatch in 2011.
(c)
Fuel handling costs are included in fuel for electric generation on the Statements of Income for the three and nine months ended September 30, 2010, and are in other operation and maintenance expense on the Statements of Income for the three and nine months ended September 30, 2011.

Depreciation

Changes in depreciation for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

TC2 (dispatch began in January 2011)	$7	$19
E.W. Brown sulfur dioxide scrubber (placed in-service in June 2010)		7
Other	2	7
Total	$9	$33

Interest Expense

Changes in interest expense for the periods ended September 30, 2011, compared with the same periods in 2010, were due to the following:

	Three Months	Nine Months

Interest rates (a)	$(5)	$(14)
Long-term debt balances (b)	2	5
Other	1	2
Total	$(2)	$(7)

(a)	Interest rates on the first mortgage bonds were lower than the rates on the loans from Fidelia Corporation, which were replaced.
(b)	KU's long-term debt principal balance was $169 million higher as of September 30, 2011 compared to 2010.

Income Taxes

There were no changes in income taxes for the three months ended September 30, 2011, compared with the same period in 2010. Changes in income taxes for the nine months ended September 30, 2011, compared with the same period in 2010, were due to:

Nine Months

Higher pre-tax book income	$8
Other	(2)
Total	$6

Financial Condition

Liquidity and Capital Resources

KU had the following at:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$94	$3

The $91 million increase in KU's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $352 million;
•	a net decrease in short-term debt of $10 million;
•	capital expenditures of $161 million; and
•	the payment of $88 million of common stock dividends.

KU's cash provided by operating activities increased by $52 million for the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to:

•
an increase in net income of $15 million adjusted for non-cash effects of $66 million (depreciation of $33 million, defined benefit plans - expense of $8 million and deferred income taxes and investment tax credits of $36 million, partially offset by other noncash items of $11 million) and

•
a decrease in fuel of $17 million, which was driven by higher volumes purchased in 2010 in preparation for the commercial operation of TC2 originally expected in mid-2010, along with an increase in fuel consumption due to the dispatch of TC2 beginning in January 2011; partially offset by

•	the timing of ECR collections of $28 million; and
•	an increase in discretionary defined benefit plan contributions of $29 million made in order to achieve KU's long-term funding requirements.

Credit Facilities

At September 30, 2011, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
			Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a) (c)	$400			$400
Letter of Credit Facility (b)	198		$198

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

(c)
In October 2011, KU amended its Syndicated Credit Facility.  The amendment included extending the expiration date from December 2014 to October 2016.  Under this facility KU continues to have the ability to make cash borrowings and to request the lenders to issue letters of credit.

The commitments under KU's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 19% of the total committed capacity available to KU.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $400 million at market-based rates (based on highly rated commercial paper issues).  At September 30, 2011, there was no balance outstanding. At December 31, 2010, $10 million was outstanding.  The interest rate for the period ended December 31, 2010 was 0.25%.

See Note 7 to the Financial Statements for further discussion of KU's credit facilities.

Long-term Debt Securities

At September 30, 2011, KU's tax-exempt revenue bonds that are in the form of auction rate securities and total $96 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the nine months ended September 30, 2011, the weighted-average rate on KU's auction rate bonds in total was 0.29%.

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

In September 2011, Moody's affirmed the issuer rating for KU.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2011.  At September 30, 2011, if KU's credit ratings had been below investment grade, the maximum amount that KU would have been required to post as additional collateral to counterparties was $13 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations.

Capital Expenditures

The table below shows KU's capital expenditure projections at September 30, 2011.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a)
Generating facilities	$67	$72	$60	$61	$79
Transmission and distribution facilities	105	119	150	143	139
Environmental (b)	139	440	554	564	428
Other	19	26	23	21	33
Total Construction Expenditures	$330	$657	$787	$789	$679

(a)	Construction expenditures include AFUDC, which is not expected to be significant for the years 2011 through 2015.
(b)
Includes approximately $500 million of currently estimable costs related to replacement generation units due to EPA regulations not recoverable through the ECR mechanism.  KU expects to recover these costs over a period equivalent to the related depreciable lives of the assets through base rates established by future rate cases.

KU's capital expenditure projections for the years 2011 through 2015 total approximately $3.2 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for KU's environmental projects related to new and anticipated EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements.  Certain environmental compliance costs incurred by KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

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

Commodity Price Risk

KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, KU is subject to commodity price risk for only a small portion of on-going business operations.  KU conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve its customers, and KU manages energy commodity risk using derivative instruments, including swaps and forward contracts.

The balances and changes in the net fair value of KU's commodity derivative contracts for the three and nine months ended September 30, 2011 and 2010 were not significant.

Interest Rate Risk

KU has issued debt to finance its operations, which exposes it to interest rate risk.  At September 30, 2011, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.  KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at September 30, 2011, would increase the fair value of its debt portfolio by $70 million.

KU had no interest rate hedges outstanding as of September 30, 2011.

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

Related Party Transactions

KU is not aware of any material ownership interest or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with KU. See Note 11 to the Financial Statements for additional information on related party transactions between KU and its affiliates.

Environmental Matters

Protection of the environment is a major priority for KU and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to KU's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures; or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc. and may impact the costs for their products or their demand for KU's services.  See "Business - Environmental Matters" in KU's 2011 Registration Statement and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 18 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: price risk management, regulatory mechanisms, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in KU's 2011 Registration Statement for a discussion of each critical accounting policy.

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in each Registrant's "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

PPL Corporation; PPL Energy Supply, LLC; PPL Electric Utilities Corporation; LG&E and KU Energy LLC; Louisville Gas and Electric Company; and Kentucky Utilities Company

(a)           Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2011, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

PPL Corporation

PPL acquired Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc ("WPD Midlands") on April 1, 2011.  These companies are included in PPL's 2011 financial statements as of the date of the acquisition, on a one-month lag.  On a pro forma basis, WPD Midlands would have accounted for approximately 22% of PPL's net income for both the three and nine months ended September 30, 2011.  WPD Midlands represented 21% and 27% of PPL's total assets and net assets at September 30, 2011.  The internal controls over financial reporting of WPD Midlands were excluded from a formal evaluation of effectiveness of PPL's disclosure controls and procedures.  This decision was based upon the significance of these companies to PPL, and the timing of integration efforts underway to transition WPD Midlands' processes, information technology systems and other components of internal control over financial reporting to the internal control structure of PPL.  PPL has expanded its consolidation and disclosure controls and procedures to include the acquired companies, and PPL continues to assess the current internal control over financial reporting at WPD Midlands.  Risks related to the increased account balances are partially mitigated by PPL's expanded controls and PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provides management additional time for review and analysis of WPD Midlands' results and their incorporation into PPL's consolidated financial statements.

(b)           Change in internal control over financial reporting.

PPL Corporation; PPL Energy Supply, LLC; PPL Electric Utilities Corporation; LG&E and KU Energy LLC; Louisville Gas and Electric Company; and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect the registrants' internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2010 Form 10-K and "Business - Legal Proceedings" in LKE's, LG&E's and KU's 2011 Registration Statements; and
•	Notes 5, 6 and 10 to the Financial Statements.

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

Although we completed the WPD Midlands acquisition with the expectation that it will result in various benefits, including a significant amount of cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize these cost-savings or other benefits.  Achieving the anticipated benefits, including cost savings, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend.  Events outside of our control, including but not limited to regulatory changes or developments in the U.K., could also adversely affect our ability to realize the anticipated benefits from the WPD Midlands acquisition.  Thus, the integration may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired businesses will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the acquisition will materialize.  In addition, we expect to incur additional costs and charges in connection with integrating the acquired businesses, including severance payments and other restructuring and transitional charges.  Additional unanticipated costs may also arise during the integration process.  The integration of the WPD (East Midlands) and WPD (West Midlands) businesses may place an additional burden on our management and internal resources, and the diversion of management's attention during the integration and restructuring process could have an adverse effect on our business, financial condition and expected operating results.

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

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Except as noted below for PPL Energy Supply, there have been no material changes in PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of each Registrant's 2010 Form 10-K or in "Risk Factors" in LKE's, LG&E's and KU's 2011 Registration Statements.

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  As a result, PPL Energy Supply is no longer subject to "Risks Related to International Regulated Segment."

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

4(a)	-
Supplemental Indenture No. 13, dated as of August 1, 2011, made and entered into by PPL Electric Utilities Corporation and The Bank of New York Mellon, as Trustee, under the Indenture dated as of August 1, 2001 (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 23, 2011)

4(b)	-
Supplemental Indenture No. 2, dated as of September 1, 2011, made and entered into by LG&E and KU Energy LLC and The Bank of New York Mellon, as Trustee, under the Indenture dated as of  November 1, 2010 (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 30, 2011)

4(c)	-
Registration Rights Agreement, dated September 29, 2011, between LG&E and KU Energy LLC and the Initial Purchasers (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 30, 2011)

10(a)	-
Amendment No. 1 to Credit Agreement, dated as of October 19, 2011, to Revolving Credit Agreement dated as of October 19, 2010 among PPL Energy Supply, LLC, the Lenders party thereto and Wells Fargo National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 25, 2011)

10(b)	-
Amendment No. 1 to Credit Agreement, dated as of October 19, 2011, to Revolving Credit Agreement dated as of December 31, 2010 among PPL Electric Utilities Corporation, the Lenders party thereto and Wells Fargo National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 25, 2011)

10(c)	-
Amendment No. 2 to Credit Agreement, dated as of October 19, 2011, to Revolving Credit Agreement dated as of November 1, 2010 among Louisville Gas and Electric Company, the Lenders party thereto and Wells Fargo National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 25, 2011)

10(d)	-
Amendment No. 2 to Credit Agreement, dated as of October 19, 2011, to Revolving Credit Agreement dated as of November 1, 2010 among Kentucky Utilities Company, the Lenders party thereto and Wells Fargo National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 25, 2011)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2011, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2011, furnished by the following officers for the following companies:

*32(a)	-	James H. Miller for PPL Corporation
*32(b)	-	Paul A. Farr for PPL Corporation
*32(c)	-	James H. Miller for PPL Energy Supply, LLC
*32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
*32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
*32(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation
*32(g)	-	Victor A. Staffieri for LG&E and KU Energy LLC
*32(h)	-	S. Bradford Rives for LG&E and KU Energy LLC
*32(i)	-	Victor A. Staffieri for Louisville Gas and Electric Company
*32(j)	-	S. Bradford Rives for Louisville Gas and Electric Company
*32(k)	-	Victor A. Staffieri for Kentucky Utilities Company
*32(l)	-	S. Bradford Rives for Kentucky Utilities Company

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company
101.SCH	-
XBRL Taxonomy Extension Schema for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-
XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-
XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-
XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: November 8, 2011	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: November 8, 2011	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and
Chief Accounting Officer

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: November 8, 2011	/s/ S. Bradford Rives
S. Bradford Rives Chief Financial Officer
(Principal Financial Officer)