Form 10-Q
period 2012-03-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2012-05-07
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $.01 par value, 580,021,834 shares outstanding at April 30, 2012.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2012.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2012.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2012.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

LKE - LG&E and KU Energy LLC (formerly E.ON U.S. LLC), a subsidiary of PPL and the parent of LG&E, KU and other subsidiaries.  PPL acquired E.ON U.S. LLC in November 2010 and changed the name to LG&E and KU Energy LLC.  Within the context of this document, references to LKE also relate to the consolidated entity.

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides services for LKE and its subsidiaries.  The subsidiary was acquired by PPL through the acquisition of LKE in November 2010.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

i

PPL WEM - PPL WEM Holdings plc (formerly WPD Investment Holdings Limited), an indirect, wholly owned U.K. subsidiary of PPL Global.  PPL WEM indirectly wholly owns both WPD (East Midlands) and WPD (West Midlands).

PPL WW - PPL WW Holdings Limited (formerly Western Power Distribution Holdings Limited), an indirect, wholly owned U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly wholly owns WPD (South Wales) and WPD (South West).

WPD - refers to PPL WW and PPL WEM and their subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.  The company (formerly Central Networks East plc) was acquired and renamed in April 2011.

WPD Midlands - refers to Central Networks, which was renamed after the acquisition.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electricity distribution utility company.

WPD (West Midlands) - Western Power Distribution (West Midlands) plc, a British regional electricity distribution utility company.  The company (formerly Central Networks West plc) was acquired and renamed in April 2011.

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-utility generating plants in western Kentucky until July 2009.  The subsidiary was acquired by PPL through the acquisition of LKE in November 2010.

Other terms and abbreviations

£ - British pound sterling.

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

2011 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2011.

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

Bcf - billion cubic feet.

Bluegrass CTs - three natural gas combustion turbines owned by Bluegrass Generation.  LG&E and KU entered into an Asset Purchase Agreement with Bluegrass Generation for the purchase of these combustion turbines, subject to certain conditions including receipt of applicable regulatory approvals and clearances.

Bluegrass Generation - Bluegrass Generation Company, L.L.C., an exempt wholesale electricity generator in LaGrange, Kentucky.

BREC - Big Rivers Electric Corporation, a power-generating rural electric cooperative in western Kentucky.

CAIR - the EPA's Clean Air Interstate Rule.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CPCN - Certificate of Public Convenience and Necessity.  Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of any plant, equipment, property or facility for furnishing of utility service to the public.

CSAPR - Cross-State Air Pollution Rule, the CSAPR implements Clean Air Act requirements concerning the transport of air pollution from power plants across state boundaries.  The CSAPR replaces the 2005 CAIR, which the U.S. Court of Appeals for the D.C. Circuit ordered the EPA to revise in 2008.  The court has granted a stay allowing CAIR to remain in place pending a ruling on the legal challenges to the CSAPR.

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

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

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

E.ON AG - a German corporation and the parent of E.ON UK plc, the former parent of Central Networks, and the indirect parent of E.ON US Investments Corp., the former parent of LKE.

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

Ironwood Acquisition - In April 2012, PPL Ironwood Holdings, LLC, an indirect, wholly owned subsidiary of PPL Energy Supply, completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, the Ironwood Facility.

Ironwood Facility - a natural gas-fired power plant in Lebanon, Pennsylvania with a summer rating of 657 MW.

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

NPDES - National Pollutant Discharge Elimination System.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.  Derivatives that qualify for this exception receive accrual accounting treatment.

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

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined nameplate capacities of 2,390 MW.

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

PP&E - property, plant and equipment.

Predecessor - refers to the LKE, LG&E and KU pre-acquisition activity covering the time period prior to November 1, 2010.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts.

RAV - regulatory asset value.  This term is also commonly known as RAB or regulatory asset base.

RECs - renewable energy credits.

Registrants - PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU, collectively.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

Rev. Proc(s). - Revenue Procedure(s), an official published statement by the IRS of a matter of procedural importance to both taxpayers and the IRS concerning administration of the tax laws.

v

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

Securities Act of 1933 - the Securities Act of 1933, 15 U.S. Code, Sections 77a-77aa, as amended.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

SMGT - Southern Montana Electric Generation & Transmission Cooperative, Inc., a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases using ammonia.

Successor - refers to the LKE, LG&E and KU post-acquisition activity covering the time period after October 31, 2010.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a net summer capacity of 732 MW.  LKE indirectly owns a 75% interest (consists of LG&E's 14.25% and KU's 60.75% interests) in TC2 or 549 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in each Registrant's 2011 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the length of scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases or other emissions and the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	market demand and prices for energy, capacity, transmission services, emission allowances, RECs and delivered fuel;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical, and nuclear decommissioning liabilities, and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	the profitability and liquidity, including access to capital markets and credit facilities, of the Registrants and their subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax, environmental, healthcare or pension-related legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases or other cost recovery filings by PPL Electric at the PUC or the FERC, by LG&E at the KPSC, by KU at the KPSC, VSCC, TRA or the FERC, or by WPD at Ofgem in the U.K.;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;

•	performance of new ventures; and
•
business dispositions or acquisitions and our ability to successfully operate such acquired businesses and realize expected benefits from business acquisitions, including PPL's 2011 acquisition of WPD Midlands and 2010 acquisition of LKE.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Registrants on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Registrants to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Utility	$1,714	$1,536
Unregulated retail electric and gas	223	147
Wholesale energy marketing
Realized	1,208	1,038
Unrealized economic activity (Note 14)	852	57
Net energy trading margins	8	11
Energy-related businesses	107	121
Total Operating Revenues	4,112	2,910

Operating Expenses
Operation
Fuel	424	475
Energy purchases
Realized	883	671
Unrealized economic activity (Note 14)	591	(18)
Other operation and maintenance	706	583
Depreciation	264	208
Taxes, other than income	91	73
Energy-related businesses	102	113
Total Operating Expenses	3,061	2,105

Operating Income	1,051	805

Other Income (Expense) - net	(17)	(5)

Other-Than-Temporary Impairments		1

Interest Expense	230	174

Income from Continuing Operations Before Income Taxes	804	625

Income Taxes	259	223

Income from Continuing Operations After Income Taxes	545	402

Income (Loss) from Discontinued Operations (net of income taxes)		3

Net Income	545	405

Net Income Attributable to Noncontrolling Interests	4	4

Net Income Attributable to PPL Corporation	$541	$401

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$541	$398
Income (Loss) from Discontinued Operations (net of income taxes)		3
Net Income	$541	$401

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Corporation Common Shareowners:
Basic	$0.93	$0.82
Diluted	$0.93	$0.82
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.93	$0.82
Diluted	$0.93	$0.82

Dividends Declared Per Share of Common Stock	$0.360	$0.350

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	579,041	484,138
Diluted	579,527	484,345

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2012	2011

Net income	$545	$405

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $2, $1	76	67
Available-for-sale securities, net of tax of ($28), ($12)	22	12
Qualifying derivatives, net of tax of ($62), ($32)	66	37
Equity investees' other comprehensive income (loss), net of tax of $2, $0	(4)	(1)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $5	(3)	(7)
Qualifying derivatives, net of tax of $87, $51	(122)	(69)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0		2
Defined benefit plans:
Prior service costs, net of tax of ($1), ($2)	3	3
Net actuarial loss, net of tax of ($4), ($4)	20	11
Total other comprehensive income (loss) attributable to PPL Corporation	58	55

Comprehensive income (loss)	603	460
Comprehensive income attributable to noncontrolling interests	4	4

Comprehensive income (loss) attributable to PPL Corporation	$599	$456

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$545	$405
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	264	208
Amortization	55	47
Defined benefit plans - expense	42	39
Deferred income taxes and investment tax credits	257	204
Unrealized (gains) losses on derivatives, and other hedging activities	(235)	(96)
Other	20	10
Change in current assets and current liabilities
Accounts receivable	32	(57)
Accounts payable	(99)	(112)
Unbilled revenues	59	199
Prepayments	(100)	(85)
Counterparty collateral	65	(195)
Taxes	66	10
Accrued interest	37	55
Other	(45)	(5)
Other operating activities
Defined benefit plans - funding	(208)	(438)
Other assets	(12)	(4)
Other liabilities	(15)	11
Net cash provided by operating activities	728	196
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(682)	(428)
Proceeds from the sale of certain non-core generation facilities		381
Purchases of nuclear plant decommissioning trust investments	(38)	(79)
Proceeds from the sale of nuclear plant decommissioning trust investments	34	75
Proceeds from the sale of other investments	16	163
Net (increase) decrease in restricted cash and cash equivalents	(22)	(7)
Other investing activities	(19)	(7)
Net cash provided by (used in) investing activities	(711)	98
Cash Flows from Financing Activities
Issuance of common stock	16	16
Payment of common stock dividends	(203)	(170)
Net increase (decrease) in short-term debt	93	187
Other financing activities	(30)	(20)
Net cash provided by (used in) financing activities	(124)	13
Effect of Exchange Rates on Cash and Cash Equivalents	8	13
Net Increase (Decrease) in Cash and Cash Equivalents	(99)	320
Cash and Cash Equivalents at Beginning of Period	1,202	925
Cash and Cash Equivalents at End of Period	$1,103	$1,245

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$1,103	$1,202
Short-term investments		16
Restricted cash and cash equivalents	172	152
Accounts receivable (less reserve: 2012, $69; 2011, $54)
Customer	723	742
Other	84	85
Unbilled revenues	774	830
Fuel, materials and supplies	669	654
Prepayments	261	160
Price risk management assets	3,230	2,548
Regulatory assets	15	9
Other current assets	31	28
Total Current Assets	7,062	6,426

Investments
Nuclear plant decommissioning trust funds	693	640
Other investments	75	78
Total Investments	768	718

Property, Plant and Equipment
Regulated utility plant	23,544	22,994
Less: accumulated depreciation - regulated utility plant	3,701	3,534
Regulated utility plant, net	19,843	19,460
Non-regulated property, plant and equipment
Generation	10,536	10,514
Nuclear fuel	718	658
Other	661	637
Less: accumulated depreciation - non-regulated property, plant and equipment	5,758	5,676
Non-regulated property, plant and equipment, net	6,157	6,133
Construction work in progress	1,706	1,673
Property, Plant and Equipment, net (a)	27,706	27,266
Other Noncurrent Assets
Regulatory assets	1,334	1,349
Goodwill	4,161	4,114
Other intangibles (a)	1,064	1,065
Price risk management assets	1,186	920
Other noncurrent assets	801	790
Total Other Noncurrent Assets	8,546	8,238

Total Assets	$44,082	$42,648

(a)
At March 31, 2012 and December 31, 2011, includes $417 million and $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$674	$578
Accounts payable	1,027	1,214
Taxes	132	65
Interest	326	287
Dividends	214	207
Price risk management liabilities	2,149	1,570
Regulatory liabilities	74	73
Other current liabilities	1,292	1,261
Total Current Liabilities	5,888	5,255

Long-term Debt	18,076	17,993

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,589	3,326
Investment tax credits	295	285
Price risk management liabilities	1,074	840
Accrued pension obligations	1,105	1,299
Asset retirement obligations	491	484
Regulatory liabilities	1,009	1,010
Other deferred credits and noncurrent liabilities	1,020	1,060
Total Deferred Credits and Other Noncurrent Liabilities	8,583	8,304

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid in capital	6,862	6,813
Earnings reinvested	5,129	4,797
Accumulated other comprehensive loss	(730)	(788)
Total PPL Corporation Shareowners' Common Equity	11,267	10,828
Noncontrolling Interests	268	268
Total Equity	11,535	11,096

Total Liabilities and Equity	$44,082	$42,648

(a)	780,000 shares authorized; 579,520 and 578,405 shares issued and outstanding at March 31, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	PPL Corporation Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096
Common stock issued (b)	1,115		32				32
Stock-based compensation (c)			17				17
Net income				541		4	545
Dividends, dividend equivalents
and distributions (d)				(209)		(4)	(213)
Other comprehensive
income (loss)					58		58
March 31, 2012	579,520	$6	$6,862	$5,129	$(730)	$268	$11,535

December 31, 2010	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478
Common stock issued (b)	1,227		40				40
Stock-based compensation (c)			(5)				(5)
Net income				401		4	405
Dividends, dividend equivalents
and distributions (d)				(171)		(4)	(175)
Other comprehensive
income (loss)					55		55
March 31, 2011	484,618	$5	$4,637	$4,312	$(424)	$268	$8,798

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)	Each period includes shares of common stock issued through various stock and incentive compensation plans.
(c)
The three months ended March 31, 2012 and 2011 include $29 million and $17 million of stock-based compensation expense related to new and existing unvested equity awards.  These periods also include the reclassification of $(12) million and $(22) million related primarily to the  reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(d)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2012	2011
Operating Revenues
Wholesale energy marketing
Realized	$1,208	$1,038
Unrealized economic activity (Note 14)	852	57
Wholesale energy marketing to affiliate	21	6
Unregulated retail electric and gas	224	147
Net energy trading margins	8	11
Energy-related businesses	96	110
Total Operating Revenues	2,409	1,369

Operating Expenses
Operation
Fuel	211	260
Energy purchases
Realized	659	314
Unrealized economic activity (Note 14)	591	(18)
Energy purchases from affiliate	1	1
Other operation and maintenance	255	245
Depreciation	64	59
Taxes, other than income	18	16
Energy-related businesses	92	108
Total Operating Expenses	1,891	985

Operating Income	518	384

Other Income (Expense) - net	5	14

Other-Than-Temporary Impairments		1

Interest Income from Affiliates		3

Interest Expense	37	47

Income from Continuing Operations Before Income Taxes	486	353

Income Taxes	177	142

Income from Continuing Operations After Income Taxes	309	211

Income (Loss) from Discontinued Operations (net of income taxes)		3

Net Income Attributable to PPL Energy Supply	$309	$214

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2012	2011

Net income	$309	$214

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($28), ($12)	22	12
Qualifying derivatives, net of tax of ($57), ($34)	56	50
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $5	(3)	(7)
Qualifying derivatives, net of tax of $93, $54	(139)	(79)
Equity investee's other comprehensive (income) loss, net of tax of $0, $0		2
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1)	1	1
Net actuarial loss, net of tax of $2, $0	5	1
Total other comprehensive income (loss) attributable to PPL Energy Supply	(58)	(20)

Comprehensive income (loss) attributable to PPL Energy Supply	$251	$194

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$309	$214
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	64	59
Amortization	38	33
Defined benefit plans - expense	10	9
Deferred income taxes and investment tax credits	161	105
Unrealized (gains) losses on derivatives, and other hedging activities	(260)	(105)
Other	17	13
Change in current assets and current liabilities
Accounts receivable	37	69
Accounts payable	(24)	(92)
Unbilled revenues	6	122
Fuel, materials and supplies	(51)	(17)
Prepayments	(7)	51
Taxes	(26)	42
Counterparty collateral	65	(195)
Accrued interest	23	25
Other	(26)	(12)
Other operating activities
Defined benefit plans - funding	(69)	(127)
Other assets	(12)	(3)
Other liabilities	(1)	11
Net cash provided by operating activities	254	202
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(199)	(127)
Proceeds from the sale of certain non-core generation facilities		381
Purchases of nuclear plant decommissioning trust investments	(38)	(79)
Proceeds from the sale of nuclear plant decommissioning trust investments	34	75
Net (increase) decrease in notes receivable from affiliates	198	(458)
Net (increase) decrease in restricted cash and cash equivalents	(19)	(5)
Other investing activities	(17)	(11)
Net cash provided by (used in) investing activities	(41)	(224)
Cash Flows from Financing Activities
Distributions to Member	(557)	(81)
Cash included in net assets of subsidiary distributed to Member		(325)
Net increase (decrease) in short-term debt	100	350
Net cash provided by (used in) financing activities	(457)	(56)
Net Increase (Decrease) in Cash and Cash Equivalents	(244)	(78)
Cash and Cash Equivalents at Beginning of Period	379	661
Cash and Cash Equivalents at End of Period	$135	$583

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$135	$379
Restricted cash and cash equivalents	164	145
Accounts receivable (less reserve: 2012, $26; 2011, $15)
Customer	134	169
Other	24	31
Accounts receivable from affiliates	93	89
Unbilled revenues	396	402
Note receivable from affiliate		198
Fuel, materials and supplies	347	298
Prepayments	21	14
Price risk management assets	3,222	2,527
Other current assets	14	11
Total Current Assets	4,550	4,263

Investments
Nuclear plant decommissioning trust funds	693	640
Other investments	45	40
Total Investments	738	680

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	10,544	10,517
Nuclear fuel	718	658
Other	251	245
Less: accumulated depreciation - non-regulated property, plant and equipment	5,651	5,573
Non-regulated property, plant and equipment, net	5,862	5,847
Construction work in progress	704	639
Property, Plant and Equipment, net (a)	6,566	6,486

Other Noncurrent Assets
Goodwill	86	86
Other intangibles (a)	387	386
Price risk management assets	1,149	896
Other noncurrent assets	390	382
Total Other Noncurrent Assets	2,012	1,750

Total Assets	$13,866	$13,179

(a)
At March 31, 2012 and December 31, 2011, includes $417 million and $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$500	$400
Accounts payable	427	472
Accounts payable to affiliates	19	14
Taxes	64	90
Interest	53	30
Price risk management liabilities	2,129	1,560
Counterparty collateral	213	148
Deferred income taxes	367	315
Other current liabilities	170	196
Total Current Liabilities	3,942	3,225

Long-term Debt	3,024	3,024

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,308	1,223
Investment tax credits	148	136
Price risk management liabilities	1,025	785
Accrued pension obligations	150	214
Asset retirement obligations	353	349
Other deferred credits and noncurrent liabilities	185	186
Total Deferred Credits and Other Noncurrent Liabilities	3,169	2,893

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,713	4,019
Noncontrolling interests	18	18
Total Equity	3,731	4,037

Total Liabilities and Equity	$13,866	$13,179

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

December 31, 2011	$4,019	$18	$4,037
Net income	309		309
Other comprehensive income (loss)	(58)		(58)
Distributions	(557)		(557)
March 31, 2012	$3,713	$18	$3,731

December 31, 2010	$4,491	$18	$4,509
Net income	214		214
Other comprehensive income (loss)	(20)		(20)
Distributions	(81)		(81)
Distribution of membership interest in PPL Global (a)	(1,288)		(1,288)
March 31, 2011	$3,316	$18	$3,334

(a)
In January 2011, PPL Energy Supply distributed its entire membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011, and no gains or losses were recognized on the distribution.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2012	2011
Operating Revenues
Retail electric	$457	$554
Electric revenue from affiliate	1	4
Total Operating Revenues	458	558

Operating Expenses
Operation
Energy purchases	153	251
Energy purchases from affiliate	21	6
Other operation and maintenance	140	130
Depreciation	39	33
Taxes, other than income	26	35
Total Operating Expenses	379	455

Operating Income	79	103

Other Income (Expense) - net	1

Interest Income from Affiliate	1

Interest Expense	24	24

Income Before Income Taxes	57	79

Income Taxes	20	23

Net Income (a)	37	56

Distributions on Preferred Securities	4	4

Net Income Available to PPL Corporation	$33	$52

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$37	$56
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	39	33
Amortization	4
Defined benefit plans - expense	9	4
Deferred income taxes and investment tax credits	58	(29)
Other	5	3
Change in current assets and current liabilities
Accounts receivable	(11)	(61)
Accounts payable	(25)	(52)
Unbilled revenues	23	33
Prepayments	(70)	17
Regulatory assets and liabilities		37
Taxes		27
Other	(1)	(17)
Other operating activities
Defined benefit plans- funding	(54)	(98)
Other assets		1
Other liabilities	(24)	(1)
Net cash provided by (used in) operating activities	(10)	(47)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(121)	(129)
Other investing activities	(1)	4
Net cash provided by (used in) investing activities	(122)	(125)

Cash Flows from Financing Activities
Common stock dividends to PPL	(35)	(18)
Dividends on preferred securities	(4)	(4)
Net cash provided by (used in) financing activities	(39)	(22)

Net Increase (Decrease) in Cash and Cash Equivalents	(171)	(194)
Cash and Cash Equivalents at Beginning of Period	320	204
Cash and Cash Equivalents at End of Period	$149	$10

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$149	$320
Accounts receivable (less reserve: 2012, $17; 2011, $17)
Customer	287	271
Other	8	9
Accounts receivable from affiliates	32	35
Unbilled revenues	75	98
Materials and supplies	39	42
Prepayments	148	78
Other current assets	32	30
Total Current Assets	770	883

Property, Plant and Equipment
Regulated utility plant	5,932	5,830
Less: accumulated depreciation - regulated utility plant	2,241	2,217
Regulated utility plant, net	3,691	3,613
Other, net	2	2
Construction work in progress	235	242
Property, Plant and Equipment, net	3,928	3,857

Other Noncurrent Assets
Regulatory assets	731	729
Intangibles	157	155
Other noncurrent assets	81	81
Total Other Noncurrent Assets	969	965

Total Assets	$5,667	$5,705

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$150	$171
Accounts payable to affiliates	61	64
Interest	19	24
Regulatory liabilities	53	53
Customer deposits and prepayments	16	39
Vacation	24	22
Other current liabilities	69	47
Total Current Liabilities	392	420

Long-term Debt	1,718	1,718

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,167	1,115
Investment tax credits	4	5
Accrued pension obligations	136	186
Regulatory liabilities	12	7
Other deferred credits and noncurrent liabilities	115	129
Total Deferred Credits and Other Noncurrent Liabilities	1,434	1,442

Commitments and Contingent Liabilities (Notes 6 and 10)

Shareowners' Equity
Preferred securities	250	250
Common stock - no par value (a)	364	364
Additional paid-in capital	979	979
Earnings reinvested	530	532
Total Equity	2,123	2,125

Total Liabilities and Equity	$5,667	$5,705
(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares	Preferred		Additional
	outstanding	securities	Common	paid-in	Earnings
	(a)	(b)	stock	capital	reinvested	Total

December 31, 2011	66,368	$250	$364	$979	$532	$2,125
Net income					37	37
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(35)	(35)
March 31, 2012	66,368	$250	$364	$979	$530	$2,123

December 31, 2010	66,368	$250	$364	$879	$451	$1,944
Net income					56	56
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(18)	(18)
March 31, 2011	66,368	$250	$364	$879	$485	$1,978

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In April 2012, PPL Electric gave notice that it had elected to redeem all of its outstanding preference stock on June 18, 2012. See Note 7 for additional information.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011

Operating Revenues	$705	$766

Operating Expenses
Operation
Fuel	213	215
Energy purchases	74	107
Other operation and maintenance	206	181
Depreciation	86	81
Taxes, other than income	11	9
Total Operating Expenses	590	593

Operating Income	115	173

Other Income (Expense) - net	(3)	(1)

Interest Expense	38	36

Income Before Income Taxes	74	136

Income Taxes	21	49

Net Income	$53	$87

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011

Net income	$53	$87

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Equity investee's other comprehensive income (loss), net
of tax of $2, $0	(4)	(1)
Reclassification to net income - (gains) losses, net of tax expense
(benefit):
Defined benefit plans:
Net actuarial loss, net of tax of $0, $0		(1)
Total other comprehensive income (loss)	(4)	(2)

Comprehensive income (loss)	$49	$85

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$53	$87
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	86	81
Amortization	7	7
Defined benefit plans - expense	10	12
Deferred income taxes and investment tax credits	32	120
Other	(1)	(10)
Change in current assets and current liabilities
Accounts receivable		13
Accounts payable	16	(22)
Accounts payable to affiliates	4	(1)
Unbilled revenues	29	39
Fuel, materials and supplies	29	43
Income tax receivable	(9)	(26)
Accrued interest	30	28
Other	(1)	(29)
Other operating activities
Defined benefit plans - funding	(58)	(153)
Other assets	(1)
Other liabilities	6	4
Net cash provided by operating activities	232	193
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(174)	(69)
Proceeds from the sale of other investments		163
Net (increase) decrease in notes receivable from affiliates	10	16
Net (increase) decrease in restricted cash and cash equivalents	2	(2)
Net cash provided by (used in) investing activities	(162)	108
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt		(163)
Debt issuance and credit facility costs		(1)
Distributions to member	(25)	(54)
Net cash provided by (used in) financing activities	(25)	(218)
Net Increase (Decrease) in Cash and Cash Equivalents	45	83
Cash and Cash Equivalents at Beginning of Period	59	11
Cash and Cash Equivalents at End of Period	$104	$94

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$104	$59
Accounts receivable (less reserve: 2012, $20; 2011, $17)
Customer	141	135
Other	9	14
Unbilled revenues	117	146
Fuel, materials and supplies	254	283
Prepayments	17	22
Notes receivable from affiliates	5	15
Income tax receivable	12	3
Deferred income taxes	72	17
Regulatory assets	15	9
Other current assets	1	3
Total Current Assets	747	706

Investments	24	31

Property, Plant and Equipment
Regulated utility plant	7,652	7,519
Less: accumulated depreciation - regulated utility plant	337	277
Regulated utility plant, net	7,315	7,242
Other, net	2	2
Construction work in progress	531	557
Property, Plant and Equipment, net	7,848	7,801

Other Noncurrent Assets
Regulatory assets	603	620
Goodwill	996	996
Other intangibles	302	314
Other noncurrent assets	106	108
Total Other Noncurrent Assets	2,007	2,038

Total Assets	$10,626	$10,576

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$195	$224
Accounts payable to affiliates	6	2
Customer deposits	45	45
Taxes	34	25
Regulatory liabilities	21	20
Interest	53	23
Salaries and benefits	47	64
Other current liabilities	32	30
Total Current Liabilities	433	433

Long-term Debt	4,074	4,073

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	501	413
Investment tax credits	143	144
Accrued pension obligations	310	359
Asset retirement obligations	117	116
Regulatory liabilities	997	1,003
Price risk management liabilities	49	55
Other deferred credits and noncurrent liabilities	237	239
Total Deferred Credits and Other Noncurrent Liabilities	2,354	2,329

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's Equity	3,765	3,741

Total Liabilities and Equity	$10,626	$10,576

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

December 31, 2011	$3,741
Net income	53
Distributions to member	(25)
Other comprehensive income (loss)	(4)
March 31, 2012	$3,765

December 31, 2010	$4,011
Net income	87
Distributions to member	(54)
Other comprehensive income (loss)	(2)
March 31, 2011	$4,042

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Retail and wholesale	$329	$371
Electric revenue from affiliate	24	27
Total Operating Revenues	353	398

Operating Expenses
Operation
Fuel	89	85
Energy purchases	69	99
Energy purchases from affiliate	4	11
Other operation and maintenance	98	90
Depreciation	38	36
Taxes, other than income	5	4
Total Operating Expenses	303	325

Operating Income	50	73

Other Income (Expense) - net	1	(1)

Interest Expense	11	11

Income Before Income Taxes	40	61

Income Taxes	15	22

Net Income (a)	$25	$39

(a)      Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$25	$39
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	38	36
Defined benefit plans - expense	4	5
Deferred income taxes and investment tax credits	16	13
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	(9)	9
Accounts payable	14	(13)
Accounts payable to affiliates	(10)	(5)
Unbilled revenues	16	23
Fuel, materials and supplies	19	40
Other	13	8
Other operating activities
Defined benefit plans - funding	(24)	(65)
Other liabilities	1	2
Net cash provided by operating activities	102	91
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(60)	(33)
Proceeds from the sale of other investments		163
Net (increase) decrease in restricted cash and cash equivalents	2	(2)
Net cash provided by (used in) investing activities	(58)	128
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		(12)
Net increase (decrease) in short-term debt		(163)
Debt issuance and credit facility costs		(1)
Payment of common stock dividends to parent	(15)	(17)
Net cash provided by (used in) financing activities	(15)	(193)
Net Increase (Decrease) in Cash and Cash Equivalents	29	26
Cash and Cash Equivalents at Beginning of Period	25	2
Cash and Cash Equivalents at End of Period	$54	$28

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$54	$25
Accounts receivable (less reserve: 2012, $2; 2011, $2)
Customer	64	62
Other	5	7
Unbilled revenues	49	65
Accounts receivable from affiliates	20	11
Fuel, materials and supplies	123	142
Prepayments	5	7
Income taxes receivable	3	4
Deferred income taxes	2	2
Regulatory assets	14	9
Other current assets	1
Total Current Assets	340	334

Property, Plant and Equipment
Regulated utility plant	3,027	2,956
Less: accumulated depreciation - regulated utility plant	144	116
Regulated utility plant, net	2,883	2,840
Construction work in progress	184	215
Property, Plant and Equipment, net	3,067	3,055

Other Noncurrent Assets
Regulatory assets	389	403
Goodwill	389	389
Other intangibles	160	166
Other noncurrent assets	38	40
Total Other Noncurrent Assets	976	998

Total Assets	$4,383	$4,387

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$97	$94
Accounts payable to affiliates	16	26
Customer deposits	22	22
Taxes	18	13
Regulatory liabilities	10	10
Interest	12	6
Salaries and benefits	12	13
Other current liabilities	19	15
Total Current Liabilities	206	199

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	492	475
Investment tax credits	42	43
Accrued pension obligations	72	95
Asset retirement obligations	55	55
Regulatory liabilities	473	478
Price risk management liabilities	49	55
Other deferred credits and noncurrent liabilities	110	113
Total Deferred Credits and Other Noncurrent Liabilities	1,293	1,314

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,278	1,278
Earnings reinvested	70	60
Total Equity	1,772	1,762

Total Liabilities and Equity	$4,383	$4,387

(a)      75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				25	25
Cash dividends declared on common stock				(15)	(15)
March 31, 2012	21,294	$424	$1,278	$70	$1,772

December 31, 2010	21,294	$424	$1,278	$19	$1,721
Net income				39	39
Cash dividends declared on common stock				(17)	(17)
March 31, 2011	21,294	$424	$1,278	$41	$1,743

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Retail and wholesale	$376	$395
Electric revenue from affiliate	4	11
Total Operating Revenues	380	406

Operating Expenses
Operation
Fuel	124	130
Energy purchases	5	8
Energy purchases from affiliate	24	27
Other operation and maintenance	95	84
Depreciation	48	45
Taxes, other than income	6	5
Total Operating Expenses	302	299

Operating Income	78	107

Other Income (Expense) - net	(1)	1

Interest Expense	17	18

Income Before Income Taxes	60	90

Income Taxes	22	32

Net Income	$38	$58

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011

Net income	$38	$58

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Equity investees' other comprehensive income (loss), net of
tax of $2, $0	(4)	(1)
Total other comprehensive income (loss)	(4)	(1)

Comprehensive income (loss)	$34	$57

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$38	$58
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	48	45
Defined benefit plans - expense	3	4
Deferred income taxes and investment tax credits	25	22
Other	6	(3)
Change in current assets and current liabilities
Accounts receivable	(7)	20
Accounts payable	10	3
Accounts payable to affiliates	3	(7)
Unbilled revenues	13	16
Fuel, materials and supplies	10	3
Other	16	13
Other operating activities
Defined benefit plans - funding	(17)	(44)
Other assets	(1)
Other liabilities	5	1
Net cash provided by operating activities	152	131
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(113)	(36)
Net cash provided by (used in) investing activities	(113)	(36)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		(10)
Payment of common stock dividends to parent	(24)	(31)
Net cash provided by (used in) financing activities	(24)	(41)
Net Increase (Decrease) in Cash and Cash Equivalents	15	54
Cash and Cash Equivalents at Beginning of Period	31	3
Cash and Cash Equivalents at End of Period	$46	$57

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$46	$31
Accounts receivable (less reserve: 2012, $2; 2011, $2)
Customer	77	73
Other	4	5
Unbilled revenues	68	81
Accounts receivable from affiliates	3
Fuel, materials and supplies	131	141
Prepayments	6	7
Income taxes receivable	4	5
Deferred income taxes	5	5
Regulatory assets	1
Other current assets	4	3
Total Current Assets	349	351

Investments	23	31

Property, Plant and Equipment
Regulated utility plant	4,625	4,563
Less: accumulated depreciation - regulated utility plant	193	161
Regulated utility plant, net	4,432	4,402
Construction work in progress	345	340
Property, Plant and Equipment, net	4,777	4,742

Other Noncurrent Assets
Regulatory assets	214	217
Goodwill	607	607
Other intangibles	142	148
Other noncurrent assets	61	60
Total Other Noncurrent Assets	1,024	1,032

Total Assets	$6,173	$6,156

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$88	$112
Accounts payable to affiliates	36	33
Customer deposits	23	23
Taxes	15	11
Interest	26	11
Regulatory liabilities	11	10
Salaries and benefits	10	14
Other current liabilities	14	14
Total Current Liabilities	223	228

Long-term Debt	1,842	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	508	484
Investment tax credits	101	101
Accrued pension obligations	70	83
Asset retirement obligations	62	61
Regulatory liabilities	524	525
Other deferred credits and noncurrent liabilities	88	87
Total Deferred Credits and Other Noncurrent Liabilities	1,353	1,341

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,348	2,348
Earnings reinvested	103	89
Accumulated other comprehensive income (loss)	(4)
Total Equity	2,755	2,745

Total Liabilities and Equity	$6,173	$6,156

(a)      80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common
	stock				Accumulated
	shares		Additional		other
	outstanding	Common	paid-in	Earnings	comprehensive
	(a)	stock	capital	reinvested	loss	Total

December 31, 2011	37,818	$308	$2,348	$89		$2,745
Net income				38		38
Cash dividends declared on common stock				(24)		(24)
Other comprehensive income (loss)					$(4)	(4)
March 31, 2012	37,818	$308	$2,348	$103	$(4)	$2,755

December 31, 2010	37,818	$308	$2,348	$35		$2,691
Net income				58		58
Cash dividends declared on common stock				(31)		(31)
Other comprehensive income (loss)					$(1)	(1)
March 31, 2011	37,818	$308	$2,348	$62	$(1)	$2,717

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

1.  Interim Financial Statements

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed financial statements are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2011 is derived from that Registrant's 2011 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2011 Form 10-K.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2012 financial statements.

(PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  Therefore, 2012 includes three months of operating results of WPD Midlands with no comparable amounts for the same period in 2011.  See Note 8 for additional information.

PPL consolidates WPD, including WPD Midlands, on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2011 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

PPL Electric's customers may choose an alternative supplier for their generation supply.  In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric continues to purchase certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers (including PPL Electric's affiliate, PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During the three months ended March 31, 2012, PPL Electric purchased $287 million of accounts receivable from unaffiliated third parties and $98 million from its affiliate, PPL EnergyPlus.  During the three months ended March 31, 2011, PPL Electric purchased $254 million of accounts receivable from unaffiliated third parties and $61 million from its affiliate, PPL EnergyPlus.

New Accounting Guidance Adopted (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair Value Measurements

Effective January 1, 2012, the Registrants prospectively adopted accounting guidance that was issued to clarify existing fair value measurement guidance as well as enhance fair value disclosures.  The additional disclosures required by this guidance include quantitative information about significant unobservable inputs used for Level 3 measurements, qualitative information about the sensitivity of recurring Level 3 measurements, information about any transfers between Level 1 and 2 of the fair value hierarchy, information about when the current use of a non-financial asset is different from the highest and best use, and the hierarchy classification for assets and liabilities whose fair value is disclosed only in the notes to the financial statements.

The adoption of this standard resulted in additional footnote disclosure but did not have a significant impact on the Registrants.  See Note 13 for additional disclosures required by this guidance.

Testing Goodwill for Impairment

Effective January 1, 2012, the Registrants prospectively adopted accounting guidance which allows an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of goodwill.  If, based on this assessment, the entity determines it is not more likely than not the fair value of a reporting unit is less than the carrying amount, the two-step goodwill impairment test is not necessary.  However, the first step of the impairment test is required if an entity concludes it is more likely than not the fair value of a reporting unit is less than the carrying amount based on the qualitative assessment.

The adoption of this standard did not have a significant impact on the Registrants.

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2011 Form 10-K for a discussion of reportable segments.  In 2012, the International Regulated segment was renamed the U.K. Regulated segment to more specifically reflect the focus of this segment.  Other than the name change, there were no other changes to this segment.  Since the acquisition of WPD Midlands occurred on April 1, 2011, the operating results of the U.K. Regulated segment are not comparable between 2012 and 2011.

Financial data for the segments are:
	Three Months Ended March 31,
	2012	2011
Income Statement Data
Revenues from external customers
Kentucky Regulated	$705	$766
U.K. Regulated	562	225
Pennsylvania Regulated	457	554
Supply (a)	2,388	1,365
Total	$4,112	$2,910

Intersegment electric revenues
Pennsylvania Regulated	$1	$4
Supply	21	6

Net Income Attributable to PPL
Kentucky Regulated	$42	$75
U.K. Regulated	165	55
Pennsylvania Regulated	33	52
Supply (a)	301	219
Total	$541	$401

	March 31,	December 31,
	2012	2011
Balance Sheet Data
Total Assets
Kentucky Regulated (b)	$10,225	$10,229
U.K. Regulated	13,779	13,364
Pennsylvania Regulated	5,600	5,610
Supply (b)	14,478	13,445
Total	$44,082	$42,648

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	A portion of the goodwill related to the 2010 LKE acquisition has been attributed to PPL's supply segment.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method.  In 2012 and 2011, these securities included stock options and performance units granted under incentive compensation plans.  Additionally, the Purchase Contracts associated with the Equity Units will be dilutive under the treasury stock method if the average VWAP of PPL's common stock for a certain period exceeds approximately $30.99 and $28.80, for the 2011 and 2010 Purchase Contracts.  The Purchase Contracts were excluded from the diluted EPS calculations for 2012 because they did not meet this criteria during the first quarter of 2012. The 2010 Purchase Contracts were excluded from the diluted EPS calculation for 2011 because they did not meet this criteria during the first quarter of 2011.  Subject to antidilution adjustments at March 31, 2012, the maximum number of shares issuable to settle the Purchase Contracts was 99,743,870 shares, including 86,552,565 shares that could be issued under standard provisions of the Purchase Contracts and 13,191,305 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.  In April 2012, PPL entered into forward sale agreements for PPL common stock.  See Note 7 for additional information.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the three months ended March 31 used in the EPS calculation are:

	2012		2011
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL		$541	$398
Less amounts allocated to participating securities		3	2
Income from continuing operations after income taxes available to PPL common shareowners		$538	$396

Income (loss) from discontinued operations (net of income taxes) available to PPL	$		$3

Net income attributable to PPL		$541	$401
Less amounts allocated to participating securities		3	2
Net income available to PPL common shareowners		$538	$399

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS		579,041	484,138
Add incremental non-participating securities:
Stock options and performance units		486	207
Weighted-average shares - Diluted EPS		579,527	484,345

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes		$0.93	$0.82
Net Income		$0.93	$0.82

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes		$0.93	$0.82
Net Income		$0.93	$0.82

During the three months ended March 31, 2012, PPL issued 276,582 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 279,945 and 558,019 shares of common stock related to its ESOP and DRIP.

For the three months ended March 31, the following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

(Shares in thousands)	2012	2011

Stock options	5,682	6,614
Performance units	195	6

5. Income Taxes

Reconciliations of income tax expense are:

(PPL)

	Three Months Ended March 31,
	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes
at statutory tax rate - 35%	$281	$219
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	24	25
State valuation allowance adjustments (a)		11
Impact of lower U.K. income tax rates	(21)	(8)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	2	(6)
Foreign tax reserve adjustments	3
Federal income tax credits	(4)	(5)
Amortization of investment tax credit	(2)	(3)
Depreciation not normalized (a)	(2)	(4)
State deferred tax rate change (c)	(11)
Net operating loss carryforward adjustment (d)	(6)
Other	(5)	(6)
Total increase (decrease)	(22)	4
Total income taxes from continuing operations	$259	$223

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL recorded state deferred income tax expense during the three months ended March 31, 2011 related to valuation allowances.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.  The placed in service deadline is extended to January 1, 2013 for property that exceeds $1 million, has a production period longer than one year and has a tax life of at least ten years.
(b)	During the three months ended March 31, 2011, PPL recorded a $7 million federal income tax benefit related to U.K. pension contributions.
(c)	During the three months ended March 31, 2012, PPL recorded an $11 million adjustment related to state deferred tax liabilities.
(d)	During the three months ended March 31, 2012, PPL recorded an adjustment to deferred taxes related to net operating loss carryforwards of LKE.

(PPL Energy Supply)

	Three Months Ended March 31,
	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes
at statutory tax rate - 35%	$170	$124
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	23	17
State valuation allowance adjustments (a)		6
Federal income tax credits	(4)	(5)
State deferred tax rate change (b)	(11)
Other	(1)
Total increase (decrease)	7	18
Total income taxes from continuing operations	$177	$142

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL Energy Supply recorded a $6 million state deferred income tax expense during the three months ended March 31, 2011 related to valuation allowances.

(b)	During the three months ended March 31, 2012, PPL Energy Supply recorded an $11 million adjustment related to state deferred tax liabilities.

(PPL Electric)

	Three Months Ended March 31,
	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$20	$28
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	4
Federal and state tax reserve adjustments	(1)	(2)
Federal and state income tax return adjustments (a)		(2)
Depreciation not normalized (a)	(1)	(3)
Other		(2)
Total increase (decrease)		(5)
Total income taxes	$20	$23

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.

(LKE)

	Three Months Ended March 31,
	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$26	$47
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	5
Net operating loss carryforward adjustment (a)	(6)
Other	(1)	(3)
Total increase (decrease)	(5)	2
Total income taxes	$21	$49

(a)
During the three months ended March 31, 2012, LKE recorded a prior period adjustment to deferred taxes related to net operating loss carryforwards.  The impact of this adjustment was not material to any previously reported financial statements, and is not expected to be material to the financial statements for the full year of 2012.

(LG&E)

	Three Months Ended March 31,
	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$14	$21
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	1	2
Amortization of investment tax credit	(1)	(1)
Other	1
Total increase (decrease)	1	1
Total income taxes	$15	$22

(KU)

	Three Months Ended March 31,
	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$21	$31
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	3
Other	(1)	(2)
Total increase (decrease)	1	1
Total income taxes	$22	$32

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2012	2011
PPL
Beginning of period	$145	$251
Additions based on tax positions of prior years	4
Reductions based on tax positions of prior years	(27)
Additions based on tax positions related to the current year	1
Reductions based on tax positions related to the current year		(1)
Lapse of applicable statutes of limitations	(2)	(2)
Effects of foreign currency translation		3
End of period	$121	$251

PPL Energy Supply
Beginning of period	$28	$183
Additions based on tax positions of prior years	4
Reductions based on tax positions of prior years	(1)
Derecognition (a)		(155)
End of period	$31	$28

PPL Electric
Beginning of period	$73	$62
Reductions based on tax positions of prior years	(26)
Additions based on tax positions related to the current year	1
Reductions based on tax positions related to the current year		(1)
Lapse of applicable statutes of limitations	(2)	(2)
End of period	$46	$59
(a)	Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits were insignificant for the three months ended March 31, 2012 and 2011.

At March 31, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are reasonably possible over the next 12 months.

	Increase	Decrease

PPL	$17	$111
PPL Energy Supply	1	31
PPL Electric	23	39

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

At March 31, the total unrecognized tax benefits and related effects that, if recognized, would decrease the effective tax rate were as follows.  The amounts for LKE, LG&E and KU were insignificant.

	2012	2011

PPL	$41	$181
PPL Energy Supply	14	12
PPL Electric	6	12

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for the Pennsylvania generation, transmission and distribution operations.  The same change was made for the Montana generation operations for 2009.

In August 2011, the IRS issued Rev. Procs. 2011-42 and 2011-43.  Rev. Proc. 2011-42 provides guidance regarding the use and evaluation of statistical samples and sampling estimates.  Rev. Proc. 2011-43 provides a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  If PPL adopts the safe harbor method of Rev. Proc. 2011-43, the amount of deductible versus capitalizable expenditures will likely be different from PPL's current method.  PPL does not believe any resulting adjustment to unrecognized tax benefits or income tax liabilities will have a significant impact on net income.

The IRS has not issued guidance to provide a safe harbor method for repair expenditures for generation property.  The IRS may assert and ultimately conclude that PPL's deduction for generation-related expenditures should be disallowed in whole or in part.  PPL believes that it has established an adequate liability for this issue.

Tax Litigation (PPL)

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claim for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit opinion.  In March 2012, the Third Circuit denied PPL's petition.  PPL is considering whether to file a petition for a writ of certiorari with the U.S. Supreme Court.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following table provides information about the regulatory assets and liabilities of cost-based rate regulated utility operations.

	PPL		PPL Electric
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$7	$6
Fuel adjustment clause	8	3
Total current regulatory assets	$15	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$605	$615	$273	$276
Taxes recoverable through future rates	293	289	293	289
Storm costs	149	154	30	31
Unamortized loss on debt	106	110	74	77
Interest rate swaps	62	69
Accumulated cost of removal of utility plant	59	53	59	53
Coal contracts (a)	9	11
AROs	21	18
Other	30	30	2	3
Total noncurrent regulatory assets	$1,334	$1,349	$731	$729

Current Regulatory Liabilities:
Generation supply charge	$35	$42	$35	$42
ECR	9	7
Gas supply clause	6	6
Transmission service charge	5	2	5	2
Transmission formula rate	7		7
Other	12	16	6	9
Total current regulatory liabilities	$74	$73	$53	$53

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$658	$651
Coal contracts (a)	170	180
Power purchase agreement - OVEC (a)	114	116
Net deferred tax assets	38	39
Act 129 compliance rider	12	7	$12	$7
Defined benefit plans	9	9
Other	8	8
Total noncurrent regulatory liabilities	$1,009	$1,010	$12	$7

	LKE		LG&E		KU
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$7	$6	$7	$6
Fuel adjustment clause	8	3	7	3	$1
Total current regulatory assets	$15	$9	$14	$9	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$332	$339	$220	$225	$112	$114
Storm costs	119	123	64	66	55	57
Unamortized loss on debt	32	33	20	21	12	12
Interest rate swaps	62	69	62	69
Coal contracts (a)	9	11	4	5	5	6
AROs	21	18	12	11	9	7
Other	28	27	7	6	21	21
Total noncurrent regulatory assets	$603	$620	$389	$403	$214	$217

Current Regulatory Liabilities:
ECR	$9	$7			$9	$7
Gas supply clause	6	6	$6	$6
Other	6	7	4	4	2	3
Total current regulatory liabilities	$21	$20	$10	$10	$11	$10

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$658	$651	$287	$286	$371	$365
Coal contracts (a)	170	180	73	78	97	102
Power purchase agreement - OVEC (a)	114	116	79	80	35	36
Net deferred tax assets	38	39	31	31	7	8
Defined benefit plans	9	9			9	9
Other	8	8	3	3	5	5
Total noncurrent regulatory liabilities	$997	$1,003	$473	$478	$524	$525

(a)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site.  LG&E will own a 22% undivided interest, and KU will own a 78% undivided interest in the new NGCC.  In addition, LG&E and KU also requested approval to purchase the Bluegrass CTs which are expected to provide up to 495 MW of peak generation supply.  LG&E will own a 69% undivided interest, and KU will own a 31% undivided interest in the purchased assets.  In November 2011, LG&E and KU filed an application with the FERC requesting approval to purchase the Bluegrass CTs.  In conjunction with these developments, in 2015, LG&E and KU anticipate retiring three coal-fired generating units at LG&E's Cane Run plant and also one coal-fired generating unit at KU's Tyrone plant and two at KU's Green River plant.  These generating units represent 797 MW of combined summer capacity.

LG&E and KU anticipate that the NGCC construction and the acquisition of the Bluegrass CTs could require up to $800 million (comprised of up to $300 million for LG&E and up to $500 million for KU) in capital costs including related transmission projects.  See Note 8 for additional information.  Formal requests for recovery of the costs associated with the NGCC construction and the acquisition of the Bluegrass CTs were not included in the CPCN filing with the KPSC but are expected to be included in future rate proceedings.  In May 2012, the KPSC issued an order approving the request to build the NGCC and purchase the Bluegrass CTs.  Also, on May 4, 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to implementation of satisfactory mitigation measures to address market-power concerns.  FERC approval of the proposed mitigation measures is required.  LG&E and KU are reviewing the order's conditions and their impact on the closing conditions under the Bluegrass CTs purchase contract, as well as other regulatory, operational and economic aspects of the transaction. PPL, LKE, LG&E and KU cannot currently predict the ultimate outcome of this matter.

Kentucky Acquisition Commitments

In connection with the September 2010 approval of PPL's acquisition of LKE, LG&E and KU agreed to implement the Acquisition Savings Sharing Deferral (ASSD) methodology whereby LG&E's and KU's adjusted jurisdictional revenues, expenses, and net operating income are calculated each year.  If LG&E's or KU's actual earned rate of return on common equity exceeds 10.75%, half of the excess amount will be deferred as a regulatory liability and ultimately returned to customers.  The first ASSD filing with the KPSC was made on March 30, 2012 based on the 2011 calendar year.  Based upon the actual earned rate of return on common equity for 2011 and the current estimates of the outcome of an ASSD filing in 2012, LG&E and KU have not recognized any impact of the ASSD in the financial statements.  The ASSD methodology for each of LG&E's and KU's utility operations will terminate on the earlier of the end of 2015 or the first day of the calendar year during which new base rates go into effect.

Pennsylvania Activities (PPL and PPL Electric)

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for this phase of the investigation focused primarily on default service issues. Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  In December 2011, the PUC issued a final order providing guidance to EDCs on the design of their next default service procurement plan filings.  In December 2011, the PUC also issued a tentative order proposing an intermediate work plan to address issues raised in the investigation.  In March 2012, the PUC entered a final order on the intermediate work plan.  In March 2012, the PUC Staff issued three possible models for the default service "end state" and the PUC held a hearing regarding those three models.  PPL Electric cannot predict the outcome of the investigation.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation authorizing the PUC to approve regulatory procedures and mechanisms to provide more timely recovery of a utility's costs.  In the first quarter of 2012, the Governor signed an amended version of the legislation (Act 11 of 2012), which became effective April 14, 2012.  The legislation authorizes the PUC to approve two specific ratemaking mechanisms -- a fully projected future test year and, subject to certain conditions, a distribution system improvements charge.  Such alternative ratemaking procedures and mechanisms are important to PPL Electric as it begins a period of significant increasing capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  The PUC staff has initiated a process to develop filing guidelines and a model tariff for the distribution system improvements charge.  No petition requesting permission to establish a distribution system improvements charge may be filed with the PUC before January 1, 2013.

Federal Matters (PPL and PPL Electric)

FERC Formula Rates

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.

In May 2010, PPL Electric initiated its formula rate 2010 Annual Update.  In November 2010, a group of municipal customers taking transmission service in PPL Electric's transmission zone filed a preliminary challenge to the update and, in December 2010, filed a formal challenge.  In August 2011, the FERC issued an order substantially rejecting the formal challenge and accepting PPL Electric's 2010 Annual Update.  The group of municipal customers filed a request for rehearing of that order.

In June 2011, PPL Electric initiated its formula rate 2011 Annual Update.  In October 2011, the group of municipal customers filed a preliminary challenge to the update and, in December 2011, filed a formal challenge.  PPL Electric filed a response to that formal challenge.  PPL Electric cannot predict the outcome of these two proceedings, which remain pending before the FERC.

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of $51 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at March 31, 2012 and December 31, 2011.  PPL Electric believes recoverability of this regulatory asset is probable based on FERC precedent in similar cases; however, it is reasonably possible that the FERC may limit the recovery of all or part of the claimed asset.

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

WPD has a $173 million liability recorded at March 31, 2012 compared with $170 million at December 31, 2011, calculated in accordance with Ofgem's accepted methodology, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology used to calculate the final line loss incentive/penalty for the DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology and in April 2012, WPD submitted further data as requested by Ofgem.  PPL cannot predict the outcome of this matter, but expects resolution to occur before the end of 2012.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants maintain credit facilities to enhance liquidity and provide credit support, and as a backstop to commercial paper programs, when necessary.  The following credit facilities were in place at:

	March 31, 2012					December 31, 2011
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backstop	Capacity	(a)	Backstop
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b)	Jan. 2013	£150	£110	n/a	£40	£111	n/a
WPD (South West)
Syndicated Credit Facility (c)	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility	Apr. 2016	300		£70	230		£70
WPD (West Midlands)
Syndicated Credit Facility	Apr. 2016	300		71	229		71
Uncommitted Credit Facilities		73		3	70		3
Total WPD Credit Facilities (d)		£1,068	£110	£144	£814	£111	£144

PPL Energy Supply (e)
Syndicated Credit Facility	Oct. 2016	$3,000		$634	$2,366		$541
Letter of Credit Facility	Mar. 2013	200	n/a	144	56	n/a	89
Total PPL Energy Supply
Credit Facilities		$3,200		$778	$2,422		$630

PPL Electric (e)
Syndicated Credit Facility (f)	Oct. 2016	$200		$1	$199		$1
Asset-backed Credit Facility (g)	July 2012	150		n/a	150		n/a
Total PPL Electric Credit Facilities		$350		$1	$349		$1

LG&E (e) (h)
Syndicated Credit Facility	Oct. 2016	$400			$400

KU (e) (h)
Syndicated Credit Facility	Oct. 2016	$400			$400
Letter of Credit Facility	Apr. 2014	198	n/a	$198		n/a	$198
Total KU Credit Facilities		$598		$198	$400		$198

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)	The borrowing outstanding at March 31, 2012 was a USD-denominated borrowing of $174 million, which equated to £110 million at the time of borrowing and bore interest at approximately 1.458%.

(c)
In January 2012, WPD (South West) entered into a new £245 million 5-year syndicated credit facility to replace its existing £210 million 3-year syndicated credit facility that was set to expire in July 2012.  Under the facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility and borrowings bear interest at

LIBOR-based rates plus a margin.  The credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facility.

(d)	At March 31, 2012, the unused capacity of the WPD credit facilities was approximately $1.3 billion.

(e)	All credit facilities at PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL on a consolidated basis for financial reporting purposes.

(f)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility to $300 million.

(g)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At March 31, 2012 and December 31, 2011, $260 million and $251 million of accounts receivable and $75 million and $98 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at March 31, 2012, the amount available for borrowing under the facility was limited to $82 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

(h)	All credit facilities at LG&E and KU also apply to LKE on a consolidated basis for financial reporting purposes.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At March 31, 2012, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2015, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at March 31, 2012.

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At March 31, 2012, PPL Energy Supply had $500 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.47%.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at March 31, 2012.

(PPL, LKE, LG&E and KU)

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances will be supported by LG&E and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at March 31, 2012.

(PPL Energy Supply, LKE, LG&E and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock. In conjunction with that offering, the underwriters exercised an option to purchase an additional 590,880 shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL's common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 590,880 shares of common stock.  Settlement of the subsequent forward sale agreements will occur in July 2013.  Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the forward counterparties shares of its common stock in exchange for cash proceeds per share equal to the forward sale price.  The forward sale price will be calculated based on an initial forward price of $27.02 per share reduced during the period the contracts are outstanding as specified in the forward sale agreements.  PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreements.

PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements.  PPL intends to use any net proceeds that it receives upon settlement to repay short-term debt obligations and for other general corporate purposes.

The forward sale agreements will be classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.

Also in April 2012, WPD (East Midlands) issued £100 million aggregate principal amount of 5.25% Senior Notes due 2023.  WPD (East Midlands) received proceeds of approximately £111 million, which equated to $178 million at the time of issuance, net of underwriting fees.  The net proceeds will be used for general corporate purposes.

(PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 for information on the transaction and the debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

(PPL and PPL Electric)

In April 2012, PPL Electric gave notice that it had elected to redeem all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share, on June 18, 2012.  The price to be paid for the redemption is the par value, without premium ($250 million in the aggregate).  The Preference Stock is reflected on PPL's Balance Sheets in "Noncontrolling Interests" and in "Preferred Securities" on PPL Electric's Balance Sheets at March 31, 2012 and December 31, 2011.

(PPL and LKE)

In April 2012, LKE filed a Form S-4 Registration Statement with the SEC, as required by a registration rights agreement entered into in connection with the issuance of senior notes in September 2011 in a transaction not registered under the Securities Act of 1933.  The Form S-4 relates to an offer to exchange the senior notes issued in September 2011, with similar but registered securities.  See Note 7 in PPL's and LKE's 2011 Form 10-K for additional information.

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

Distributions and Capital Contributions

(PPL)

In February 2012, PPL declared its quarterly common stock dividend, payable April 2, 2012, at 36.0 cents per share (equivalent to $1.44 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the three months ended March 31, 2012, the following distributions occurred:

	PPL Energy
	Supply	PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$557	$35	$25	$15	$24

(PPL, LKE, LG&E and KU)

In February 2012, LG&E and KU filed an application with the FERC seeking authorization to pay dividends in the future based on earnings reinvested balances, which would be calculated ignoring the impact of the accounting for the acquisition by PPL.  If approved, as of March 31, 2012, this would increase the balance available for dividends from LG&E by $809 million and KU by $1.4 billion.  LG&E and KU do not anticipate changing their dividend practices as a result of the filing.

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants periodically evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are periodically reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.

Acquisitions

Ironwood Acquisition (PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the operation of the Ironwood Facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.

At the date of acquisition, total future minimum lease payments to be made by PPL EnergyPlus to PPL Ironwood, LLC under the tolling agreement were $270 million.  These payments will continue to be made by PPL EnergyPlus to PPL Ironwood, LLC following the acquisition.  The tolling agreement obligation of PPL Ironwood, LLC will be recognized as a liability at fair value on the acquisition date.  This liability of PPL Ironwood, LLC, and the existing assets recognized by PPL

EnergyPlus (which represent PPL EnergyPlus' rights to and the related accounting for the tolling agreement), will eliminate in consolidation because PPL Ironwood, LLC is now a subsidiary of PPL Energy Supply as a result of the acquisition.  Any difference between these assets and the liability recorded will result in a gain or loss on the acquisition date.  PPL Energy Supply cannot estimate the amount of this gain or loss at this time.  See Note 11 in PPL's and PPL Energy Supply's 2011 Form 10-K for additional information on the tolling agreement.

The consideration paid for this acquisition, subject to working capital, net indebtedness and fair value adjustments, was as follows.

Aggregate enterprise consideration	$302
Less: estimated long-term debt outstanding assumed through consolidation (net of restricted cash reserves)	217
Cash consideration paid for equity interests (including estimated working capital adjustments)	$85

The estimated long-term debt outstanding assumed through consolidation consisted of $226 million of 8.857% senior secured bonds due 2025, plus $8 million of debt service reserve loans, net of $17 million of restricted cash reserves.

PPL Energy Supply has not completed its analysis of the allocation of the fair value of the acquired assets and liabilities assumed due to the timing of the closing of the transaction.  PPL Energy Supply cannot estimate at this time the amount of goodwill, if any, that will result from this acquisition.

Acquisition of WPD Midlands (PPL)

See Notes 1 and 10 in PPL's 2011 Form 10-K for information on PPL's April 1, 2011 acquisition of WPD Midlands.

Separation Benefits - U.K. Regulated Segment

In connection with the 2011 acquisition, PPL completed a reorganization designed to transition WPD Midlands from a functional structure to a regional structure requiring a smaller combined support structure, reducing duplication and implementing more efficient procedures.  More than 700 employees of WPD Midlands will have received separation benefits as a result of the reorganization by the end of 2012.

Separation benefits totaling $104 million, pre-tax, were associated with the reorganization, of which $93 million were recorded in the second half of 2011.  Additional severance compensation was recorded during the three months ended March 31, 2012, as shown in the table below.  The separation benefits are included in "Other operation and maintenance" on the Statement of Income.

The carrying amount of accrued severance was as follows.

Accrued severance at December 31, 2011	$21
Severance compensation	6
Severance paid	(8)
Accrued severance at March 31, 2012	$19

Pro forma Information

The pro forma operating revenues and net income attributable to PPL for the three months ended March 31, which includes WPD Midlands as if the acquisition had occurred January 1, 2010, are as follows.

2011

Operating Revenues - PPL consolidated pro forma	$3,215
Net Income Attributable to PPL - PPL consolidated pro forma	526

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and from the historical combined financial statements of WPD Midlands.  Income (loss) from discontinued operations (net of income taxes), which was not significant, was excluded from the pro forma amounts above.

The pro forma adjustments include adjustments to depreciation, net periodic pension costs, interest expense, nonrecurring adjustments and the related income tax effects.  Nonrecurring adjustments for the three months ended March 31 include the following pre-tax credits (expenses).

	Income Statement
	Line Item	2011

2011 Bridge Facility costs	Interest Expense	$(7)
Net hedge losses	Other Income (Expense) - net	(7)
Other acquisition-related costs (a)	Other Income (Expense) - net	(11)

(a)	Primarily includes advisory, accounting and legal fees.

Pending Bluegrass CTs Acquisition (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU entered into an Asset Purchase Agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million.  Pursuant to the Asset Purchase Agreement, LG&E and KU will jointly acquire the Bluegrass CTs as tenants in common, with LG&E as owner of a 69% undivided interest, and KU as owner of a 31% undivided interest, in the purchased assets.  In May 2012, the KPSC issued an order approving the purchase of the Bluegrass CTs.  Also, on May 4, 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to implementation of satisfactory mitigation measures to address market-power concerns.  FERC approval of the proposed mitigation measures is required.  LG&E and KU are reviewing the order's conditions and their impact on the closing conditions under the Bluegrass CTs purchase contract, as well as other regulatory, operational and economic aspects of the transaction.  Either party can terminate the Asset Purchase Agreement should the purchase transaction fail to occur by June 30, 2012.  PPL, LKE, LG&E and KU cannot currently predict the ultimate outcome of this matter.

Development

NGCC Construction (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU requested KPSC approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request to build the NGCC.  Subject to entering into contracting agreements, completing remaining permitting activities and building schedules, construction is expected to begin in 2012 and be completed during 2015.  The project, which includes building a natural gas supply pipeline, has an expected cost of approximately $580 million.

In conjunction with this request and to meet new, stricter federal EPA regulations, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer rating of 797 MW.  The Cane Run and Green River coal units are anticipated to remain operational until the replacement generation and associated transmission projects are completed.  See Note 6 for additional information.

Bell Bend COLA (PPL and PPL Energy Supply)

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $162 million through 2012 on the COLA and other permitting costs (including land costs) necessary for construction.  At March 31, 2012 and December 31, 2011, $137 million and $131 million of costs associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes it is probable that these costs are ultimately recoverable following NRC approval of the COLA either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.  PPL Bell Bend remains active in the DOE Federal loan guarantee application process.  See Note 8 in PPL's and PPL Energy Supply's 2011 Form 10-K for additional information.

Susquehanna-Roseland Transmission Line (PPL and PPL Electric)

PPL Electric has experienced delays in obtaining necessary National Park Service (NPS) approvals for the Susquehanna-Roseland transmission line and anticipates a delay of the line's in-service date to 2015.  In March 2012, the NPS announced that the route proposed by PPL Electric and PSE&G, previously approved by the Pennsylvania and New Jersey public utility commissions, is the preferred route for the line under the NPS's National Environmental Policy Act review.  The NPS has stated that it expects to issue its record of decision in October 2012.  An appeal of the New Jersey Board of Public Utilities approval of the line is pending before the New Jersey Superior Court Appellate Division.  PPL Electric cannot predict the ultimate outcome or timing of the NPS approval or any further legal challenges to the project.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.  See Note 8 in PPL's and PPL Electric's 2011 Form 10-K for additional information.

9.  Defined Benefits

(PPL, PPL Energy Supply and PPL Electric)

Prior to January 1, 2012, the majority of PPL's Montana and Pennsylvania employees were eligible for pension benefits under PPL Montana's cash balance pension plan or PPL's qualified and non-qualified non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans.  Effective January 1, 2012, these plans were closed to newly hired salaried employees.  Newly hired bargaining unit employees will continue to be eligible under these plans based on their collective bargaining agreements.  Salaried employees hired on or after January 1, 2012 will be eligible to participate in the new PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer matching.  The changes to the plans are not expected to have a significant near-term cost impact.

(PPL, PPL Energy Supply, LKE and LG&E)

Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the three months ended March 31.

					Other Postretirement
	Pension Benefits				Benefits
	U.S.		U.K.
	2012	2011	2012	2011	2012	2011
PPL
Service cost	$26	$24	$13	$5	$3	$3
Interest cost	56	55	84	39	8	8
Expected return on plan assets	(66)	(62)	(111)	(52)	(6)	(6)
Amortization of:
Transition obligation					1
Prior service cost	6	6	1	1
Actuarial (gain) loss	10	6	20	14	1	2
Net periodic defined benefit costs (credits)	$32	$29	$7	$7	$7	$7

PPL Energy Supply
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Amortization of:
Actuarial (gain) loss	1
Net periodic defined benefit costs (credits)	$2	$1

LKE
Service cost	$6	$6	$1	$1
Interest cost	17	17	2	3
Expected return on plan assets	(18)	(16)	(1)	(1)
Amortization of:
Prior service cost	1	1	1	1
Actuarial (gain) loss	5	5
Net periodic defined benefit costs (credits)	$11	$13	$3	$4

LG&E
Interest cost	$4	$4
Expected return on plan assets	(5)	(4)
Amortization of:
Prior service cost	1
Actuarial (gain) loss	3	3
Net periodic defined benefit costs (credits)	$3	$3

(PPL Energy Supply, PPL Electric, LG&E and KU)

In addition to the specific plans they sponsor, PPL Energy Supply and its subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Services allocated the following net periodic benefit costs to PPL Energy Supply and PPL

Electric and LKE allocated the following net periodic benefit costs to LG&E and KU, including amounts applied to accounts that are further distributed between capital and expense for the three months ended March 31.

	2012	2011

PPL Energy Supply	$10	$7
PPL Electric	8	6
LG&E	3	4
KU	4	6

Expected Cash Flows - U.K. Pension Plans

(PPL)

During the three months ended March 31, 2012, WPD adjusted its expected pension contributions for 2012 to $307 million from $161 million as disclosed in PPL's 2011 Form 10-K.  As of April 30, 2012, contributions of $186 million have been made.  The increased contributions are being made to prepay future contribution requirements to fund pension plan deficits.

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL and PPL Energy Supply)

In 2008, PPL EnergyPlus acquired the rights to an existing long-term tolling agreement associated with the output of the Ironwood Facility.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and supplies the natural gas necessary to operate the plant.  The tolling agreement extends through 2021.  In April 2012 an indirect, wholly owned subsidiary of PPL Energy Supply acquired the owner of the Ironwood Facility.  See Note 8 for information on the Ironwood Acquisition.

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  To date, PPL Electric has conducted 11 of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases ranging from five months to ten years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  In May 2012, PPL Electric filed a plan with the PUC to purchase its electric supply for default customers for the period June 2013 through May 2015.  The plan proposes to buy this electricity twice a year, beginning in April 2013.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Legal Matters

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

TC2 Construction (PPL, LKE, LG&E and KU)

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

(PPL and PPL Energy Supply)

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

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  Those unpaid amounts accrued interest at 10% per year.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.  In March 2010, the Montana Supreme Court substantially affirmed the 2008 Montana District Court decision.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition, and in February 2012 the U.S. Supreme Court issued a decision overturning the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  As a result, in the fourth quarter of 2011, PPL Montana reversed its total loss accrual of $89 million ($53 million after-tax) which had been recorded prior to the U.S. Supreme Court decision.  PPL Montana believes the U.S. Supreme Court decision resolves certain questions of liability in this case in favor of PPL Montana and leaves open for reconsideration by Montana courts, consistent with the findings of the U.S. Supreme Court, certain other questions.  In March 2012, the case was returned to the Montana Supreme Court and in April 2012 remanded to the Montana First Judicial District Court.  PPL Montana has concluded it is no longer probable, but it remains reasonably possible, that a loss has been incurred.  While unable to estimate a range of loss, PPL Montana believes that any such amount should not be material.

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana.  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.

The SMGT Contract provided for fixed volume purchases on a monthly basis at established prices.  Pursuant to a court order and subsequent stipulations entered into between the SMGT bankruptcy trustee and PPL EnergyPlus, since the date of its Chapter 11 filing through January 2012, SMGT continued to purchase electricity from PPL EnergyPlus at the price specified in the SMGT Contract, and made timely payments for such purchases, but at lower volumes than as prescribed in the SMGT Contract.  In January 2012, the trustee notified PPL EnergyPlus that SMGT would not purchase electricity under the SMGT Contract for the month of February.  In March 2012, the U.S. Bankruptcy Court for the District of Montana issued an order approving the request of the SMGT trustee and PPL EnergyPlus to terminate the SMGT Contract.  As a result, the SMGT

Contract was terminated effective April 1, 2012, allowing PPL EnergyPlus to resell the electricity previously contracted to SMGT under the SMGT Contract to other customers.

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $22 million at March 31, 2012, which has been fully reserved.  No assurance can be given as to the collectability of the receivable.

At this time, PPL Energy Supply cannot predict the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Regulatory Issues

(PPL, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.

Enactment of Financial Reform Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions that impose derivative transaction reporting requirements and require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act also provides that the U.S. Commodity Futures Trading Commission (CFTC) may impose collateral and margin requirements for over-the-counter derivative transactions, as well as capital requirements for certain entity classifications.  Final rules on major provisions in the Dodd-Frank Act are being established through rulemakings, and the CFTC generally has postponed implementation until the later of July 16, 2012 or when required key final rules are issued (e.g. definitional rules for "swap" and "swap dealer").  In April 2012, the CFTC approved the Final Rule (Final Rule) defining key terms such as "swap dealer."  The definition of swap dealer, among other things, provides a significantly higher de minimis threshold amount of annual derivative transactions in which a party must have engaged in order to be classified as a swap dealer than was provided for in the CFTC's proposed rule, and is an amount that would not currently result in the Registrants being deemed swap dealers.  There are numerous other provisions in the Final Rule, however, that the Registrants have not yet analyzed that could result in their being subject to the more onerous compliance requirements applicable to swap dealers.  Even if the Registrants are not ultimately subject to the compliance requirements applicable to swap dealers, the Dodd-Frank Act and its implementing regulations nevertheless will impose on them significant additional and potentially costly recordkeeping and reporting requirements.  Also, the Registrants could face significantly higher operating costs or may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  The Registrants will continue to evaluate the provisions of the Dodd-Frank Act and its implementing regulations.  At this time, the Registrants cannot predict the impact that the law or its implementing regulations will have on their businesses or operations, or the markets in which they transact business, but could incur material costs related to compliance with the Dodd-Frank Act.

New Jersey Capacity Legislation (PPL, PPL Energy Supply and PPL Electric)

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC:  S. No. 2381, 214th Leg. (N.J. 2011) (the Act).  To create incentives for the development of new, in-state electric generation facilities, the Act implements a "long-term capacity agreement pilot program (LCAPP)."  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to incent necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  In April 2011, the FERC issued an order granting in part and denying in part P3's complaint and ordering changes in PJM's capacity rules consistent with a significant portion of P3's requested changes.  Several parties have filed appeals of the FERC's order.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

In addition, in February 2011, PPL, and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  In October 2011, the court denied the BPU's motion to dismiss the proceeding and the litigation is moving forward.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered three electric utilities in Maryland to enter into long-term contracts to support the construction of new electric generating facilities in Maryland, specifically a 661 MW natural gas-fired combined-cycle generating facility to be owned by CPV Maryland, LLC.  PPL believes the intent and effect of the action by the MD PSC is to encourage the construction of new generation in Maryland even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The MD PSC action could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the order by the Commissioners of the MD PSC.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.

Although PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, PPL and PPL Energy Supply cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, PPL and PPL Energy Supply cannot estimate a range of reasonably possible losses, if any, related to this matter.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E and KU and PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In those orders, the FERC directed LG&E and KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E and KU, and PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In June 2011, FERC approved PPL's market-based rate update for the Eastern region and PPL's market-based rate update for the Western region.  Also, in June 2011, PPL filed its market-based rate update for the Southeast region, including LG&E and KU in addition to PPL EnergyPlus.  In June 2011, the FERC issued an order approving LG&E's and KU's request for a determination that they no longer be deemed to have market power in the BREC balancing area and removing restrictions on their market-based rate authority in such region.

Currently, a seller granted FERC market-based rate authority may enter into power contracts during an authorized time period.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, it may institute prospective action, but any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC in advance to review most, if not all, power contracts.  In June 2008, the U.S. Supreme Court reversed one of the decisions of the U.S. Court of Appeals for the Ninth Circuit, thereby upholding the higher standard of review for modifying contracts.  At this time, PPL, PPL Energy Supply,

PPL Electric, LKE, LG&E and KU cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on their businesses.

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

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.  Any regional reliability entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any, other than the amounts currently recorded.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.

Environmental Matters - Domestic

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operating certain facilities or operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

To comply with air emissions requirements and certain other environmental requirements as described below, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections total $3.1 billion for LG&E and KU and include $100 million for LG&E and $400 million for KU associated with approved ECR plans through 2013 to achieve emissions reductions and manage coal combustion residuals.  The projections also include $1.4 billion for LG&E and $900 million for KU associated with the recently approved 2011 ECR Plans for additional expenditures to comply with new clean air rules and manage coal combustion residuals and an additional $300 million for other environmental expenditures.  Such projections for PPL Energy Supply are $130 million.  Actual costs (including capital, allowance purchases and operational modifications) may be significantly lower or higher depending on the final requirements and market conditions.  Certain environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are subject to recovery through the ECR.

CSAPR (formerly Clean Air Transport Rule)

In July 2011, the EPA adopted the CSAPR, which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  The CSAPR replaces the EPA's previous CAIR which was invalidated by the U.S. Court of Appeals for the District of Columbia Circuit (the Court) in July 2008.  CAIR subsequently was effectively reinstated by the Court in December 2008, pending finalization of the Transport Rule.  Like CAIR and the proposed Transport Rule, the CSAPR only applies to PPL's fossil-fueled generating plants located in Kentucky and Pennsylvania.

The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The CSAPR establishes new sulfur dioxide emission allowance cap and trade programs that are completely independent of, and more stringent than, the current Acid Rain Program.  The CSAPR also establishes nitrogen oxides emission allowance cap and trade programs to replace the existing programs.  All trading is more restrictive than previously under CAIR.  The CSAPR provides for two-phased programs of sulfur dioxide and nitrogen oxide emissions reductions, with initial reductions in 2012 and more stringent reductions in 2014.

In December 2011, the Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In February, the EPA made revisions to the rule.  Oral argument on legal challenges to the CSAPR has been held, and a final decision on the validity of the rule is expected in 2012.

With respect to the Kentucky fossil-fueled generating plants, the stay of the CSAPR will initially only impact the unit dispatch order.  With the return of the CAIR and the Kentucky companies' significant number of sulfur dioxide allowances, those units will be dispatched with lower operating cost, but slightly higher sulfur dioxide and nitrogen oxide emissions.  However, a key component of the Court's final decision, even if the CSAPR is upheld, will be whether the ruling delays the implementation of the CSAPR by one year for both Phases I and II, or instead continues to require the significant sulfur dioxide and nitrogen oxide reductions associated with Phase II to begin in 2014.  LG&E's and KU's CSAPR compliance strategy is based on over-compliance during Phase I to generate allowances sufficient to cover the expected shortage during the first two years of Phase II (2014 and 2015) when additional pollution control equipment will be installed.  Should Phase I of the CSAPR be shortened to one year, it will be more difficult and costly to provide enough excess allowances in one year to meet the shortage projected for 2014 and 2015.

PPL Energy Supply's fossil-fueled generating plants can meet both the CAIR and the stayed CSAPR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet nitrogen oxide standards, under both the CAIR and the stayed CSAPR, PPL Energy Supply would need to buy allowances or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

In addition to the reductions in sulfur dioxide and nitrogen oxide emissions required under the CSAPR for the Pennsylvania and Kentucky plants, PPL's fossil-fueled generating plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.

In June 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to achieve attainment by 2017.  For areas in attainment or that are unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR or the CSAPR such as upgraded or new sulfur dioxide scrubbers at some of their plants or, in the case of LG&E and KU, upgraded or new sulfur dioxide scrubbers at the Mill Creek plant and retirement of the Cane Run, Green River, and Tyrone plants, will also be necessary to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the economic impact could be significant.

Mercury and Other Hazardous Air Pollutants

In May 2011, the EPA published a proposed regulation providing for stringent reductions of mercury and other hazardous air pollutants.  On February 16, 2012, the EPA published the final rule, known as the Mercury and Air Toxics Standards (MATS), with an effective date of April 16, 2012.  The rule is being challenged by industry groups and states.

The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  Based on their assessment of the need to install pollution control equipment to meet the provisions of the proposed rule, LG&E and KU filed requests with the KPSC for environmental cost recovery to facilitate moving forward with plans to install environmental controls including sorbent injection and fabric-filter baghouses to remove certain hazardous air pollutants.  Recovery of the cost of certain controls was granted by a KPSC order issued in December 2011.  The cost for these controls is reflected in the combined costs of $3.1 billion for LG&E and KU noted under "Air" above.  LG&E and KU have also filed requests with the KPSC for retirement of coal-fired generating units at the Cane Run, Green River, and Tyrone plants and replacement of those units with natural gas-fired generating units to be constructed or purchased.  With the publication of the final MATS rule, LG&E and KU are currently assessing whether changes in the final rule warrant revision of their approved compliance plans.

With respect to PPL Energy Supply's Pennsylvania plants, PPL believes that these plants may require installation of chemical additive systems, the cost of which is not expected to be material.  With respect to the PPL Montana plants, modifications to the current air pollution controls installed on Colstrip may be required, the cost of which also is not expected to be material.  For the Corette plant, additional controls are being evaluated, the cost of which could be significant.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS.

Regional Haze and Visibility

In January 2012, the EPA proposed limited approval of the Pennsylvania Regional Haze State Implementation Plan.  That proposed action would essentially approve PPL's analysis that further particulate controls at PPL Energy Supply's Pennsylvania plants are not warranted.  The limited approval does not address deficiencies of the state plan arising from the remand of the CAIR rule.  Previously, the EPA had determined that implementation of the CAIR requirements would meet regional haze BART (Best Available Retrofit Technology) requirements for sulfur dioxide and nitrogen oxides.  In December 2011, the EPA proposed that implementation of the CSAPR would also meet the BART.  The EPA is expected to make a final rule this year.  This is expected to address that deficiency.

In Montana, the EPA Region 8 is developing the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART state implementation plan at this time.  PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted.  PPL has also submitted data and a high-level analysis of various air emission control options to reduce air emissions related to the non-BART-affected emission sources of Colstrip Units 3 and 4 under the Reasonable Further Progress goals of the Regional Haze rules.  The analysis shows that any incremental reductions would not be cost effective and that further analysis is not warranted.

In March 2012, the EPA issued its draft Federal Implementation Plan (FIP) of the Regional Haze Rule for Montana.  The draft FIP identified no additional controls for Corette or Colstrip 3 and 4.  Under the draft FIP, Colstrip Units 1 and 2 would require additional controls (such as, SNCR, separated overfire air on the low nitrogen oxide burners, lime injection and additional scrubber vessels) to meet the proposed more stringent nitrogen oxide and sulfur dioxide limits.  The cost of these potential additional controls could be significant.  PPL Energy Supply is currently analyzing the draft FIP and assessing various courses of action.

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

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In addition, in August 2007, LG&E and KU received information requests for their Mill Creek, Trimble County, and Ghent plants, but have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received a notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent generating plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  KU has exchanged settlement proposals and other information with the EPA regarding imposition of additional permit limits and emission controls and anticipates continued settlement negotiations.  In addition, any settlement or future litigation could potentially encompass a September 2007 notice of violation alleging opacity violations at the plant.  Depending on the provisions of a final settlement or the results of litigation, if any, resolution of this matter could involve significant increased operating and capital expenditures.  PPL, LKE and KU cannot predict the final outcome of this matter, but currently do not expect such outcome to result in material losses above the respective amounts accrued by KU.

If PPL subsidiaries are found to have violated NSR regulations, PPL would, among other things, be required to meet permit limits reflecting Best Available Control Technology (BACT) for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired generating plants, and PPL is unable to predict whether such actions will be brought against any of PPL's plants.

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

Greenhouse Gas Legislation

While climate change legislation was considered prior to 2010, the outcome of the 2010 elections has halted the debate on such legislation.  The timing and elements of any future legislation addressing GHG emission reductions are uncertain at this time.  In the current Congress, legislation barring the EPA from regulating GHG emissions under the existing authority of the Clean Air Act has been passed by the U.S. House of Representatives.  Various bills providing for barring or delaying the EPA from regulating GHG emissions have been introduced in the U.S. Senate, but the prospects for passage of such legislation remain uncertain.  At the state level, the results of the 2010 elections in Pennsylvania reduced the likelihood of GHG legislation in the near term, and there are currently no prospects for such legislation in Kentucky or Montana.

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has the authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010 the EPA and the U.S. Department of Transportation issued light-duty vehicle emissions standards that apply to 2012 model year vehicles.  The EPA has also clarified that this standard, beginning in 2011, also authorizes regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase requires the BACT permit limits for GHGs.  The EPA has proposed guidance for conducting a BACT analysis for projects that trigger such a review.  In addition, in April 2012, the EPA proposed New Source Performance Standards (NSPS) for carbon dioxide emissions from new coal-fired generating units, combined-cycle natural gas units, and integrated gasification combined-cycle units.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a GHG emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilizing carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction by 2019 in carbon dioxide emissions from base levels.

Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced that would, if enacted, accelerate solar supply requirements and restrict eligible solar projects to those located in Pennsylvania.  PPL cannot predict at this time whether this legislation will be enacted.

Eleven Western states, including Montana and certain Canadian provinces, are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing GHG emission allocations, offsets, and reporting recommendations.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  To date the state has yet to issue a final plan.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the lower court and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In Comer v. Murphy Oil, the U.S. Court of Appeals for the Fifth Circuit declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Court of Appeals' ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the court granted defendants' motions to dismiss the state common law claims because plaintiffs had previously raised the same claims, plaintiffs lacked standing, plaintiff's claims were displaced by the Clean Air Act, and other grounds.  In April 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Fifth Circuit.  Additional litigation in federal and state courts over these issues is continuing.  PPL, LKE and KU cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

In 2011, PPL's power plants emitted approximately 74 million tons of carbon dioxide compared with 68 million tons in 2010.  The 2011 total reflects 36 million tons from PPL Generation and 38 million tons from LG&E's and KU's generating fleet.  All tons are U.S. short tons (2,000 lbs/ton).

Renewable Energy Legislation (PPL and PPL Energy Supply)

There has been interest in renewable energy legislation at both the state and federal levels.  At the federal level, House and Senate bills proposed in the 111th Congress would have imposed mandatory renewable energy supply and energy efficiency requirements in the 15% to 20% range by approximately 2020.  Earlier in 2011, there were discussions regarding a Clean Energy Standard (CES) that addressed not only renewables but also encouraged clean energy requirements (as yet to be defined).  At this time, neither the renewable energy debate nor the CES discussion is expected to gain momentum at the federal or state levels (beyond what is otherwise already required in Pennsylvania and Montana) in the near term.

PPL believes there are financial, regulatory and logistical uncertainties related to GHG reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their future competitive position, results of operation, cash flows and financial position of any GHG emissions, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation, and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  Specifically, hazardous waste regulation could accelerate retirements of coal-fired plants.  The second approach would regulate CCRs as a solid waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

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

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) that requests comments on selected documents that the EPA received during the comment period for the proposed regulations.  Comments were submitted on the NODA in November 2011.  In addition, the U.S. House of Representatives in October 2011 approved a bill to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and that would preclude the EPA from regulating CCRs under Subtitle C of the RCRA.  The bill has been introduced in the Senate and the prospect for passage of this legislation is uncertain.

In January 2012, a coalition of environmental groups filed a 60-day notice of intent to sue the EPA for failure to perform nondiscretionary duties under RCRA, which could require a hard deadline for EPA to issue strict CCR regulations.  In February 2012, a CCR recycling company also issued a 60-day notice of intent to sue the EPA over its timeliness in issuing CCR regulations, but that company requests that the EPA take a Subtitle D approach that would allow for continued recycling of CCRs.  The coalition filed its lawsuit in April 2012.  The EPA has indicated that they will issue another NODA later this spring to request comments on the extensive data that the EPA collected from coal-fired power plant operators as part of the EPA's Effluent Limitations Guideline rule modification process which the EPA wants to use in the CCR regulatory development process.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the economic impact could be significant.

Martins Creek Fly Ash Release (PPL and PPL Energy Supply)

In 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the plant's two 150 MW coal-fired generating units.  This resulted in ash being deposited onto adjacent roadways and fields, into a nearby creek and the Delaware River.  PPL determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

The PADEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the PADEP have settled this matter.  The settlement also required PPL to submit a report on the completed studies of possible natural resource damages.  PPL subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.  Subsequently, in August 2011 the PADEP submitted its National Resource Damage Assessment report to the court and to the interveners.  In December 2011, the interveners commented on the PADEP report and in February 2012 the PADEP and PPL filed separate responses with the court.  In March 2012, the court dismissed the interveners' case, but the interveners have appealed the dismissal to the Pennsylvania Supreme Court.  The settlement agreement for the Natural Resources Damage Claim has not yet been submitted for public comments, which is the next phase in the process of finalizing the claim.

Through March 31, 2012, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in material losses above the amounts currently recorded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL plants.  PPL has completed or is completing assessments of seepages or groundwater infiltration at various facilities and has completed or is working with agencies to implement abatement measures, where required.  A range of reasonably possible losses cannot currently be estimated.

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage due to seepage from wastewater ponds at Colstrip.  A settlement agreement was reached in July 2010 which would have resulted in a payment by PPL Montana, but certain of the plaintiffs later alleged the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011 the court granted the motion and ordered the settlement to be completed in 60 days.  The plaintiffs have appealed the October order to the Montana Supreme Court, and the court's decision is expected in the second half of 2012.  The settlement ordered by the district court is, therefore, not final and PPL and PPL Energy Supply cannot predict the outcome of the appeal, although PPL Montana's share of any final settlement in excess of amounts recorded is not expected to be significant.

Clean Water Act 316(b) (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating plants are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule in April 2011.  The industry and PPL reviewed the proposed rule and submitted comments.  The EPA is evaluating comments and meeting with industry groups to discuss options.  The final rule is expected to be issued in 2012.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms that are pulled through the plant's cooling water system.  A form of cost-benefit analysis is allowed for this second requirement.  This process involves a site-specific evaluation based on nine factors including impacts to energy delivery reliability and remaining useful life of the plant.  PPL, PPL Energy Supply, LKE, LG&E and KU will be unable to determine the exact impact until a final rule is issued, the required studies have been completed, and each state in which they operate has decided how to implement the rule.

Effluent Limitations Guidelines and Standards (PPL, PPL Energy Supply, LKE, LG&E and KU)

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  The EPA is expected to propose modifications to these regulations in 2012 and issue the final regulations in 2014.  PPL expects the revised guidelines and standards to be more stringent than the current standards especially for sulfur dioxide scrubber wastewater and ash basin discharges, which could result in more stringent discharge permit limits.  In the interim, PPL, PPL Energy Supply, LKE, LG&E and KU are each unable to predict whether the EPA and the states may impose more stringent limits on a case-by-case best professional judgment basis under existing authority as permits are renewed.

Other Issues (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standards related to arsenic.  In Pennsylvania, Montana and Kentucky, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits in NPDES permits for PPL's Pennsylvania, Montana and Kentucky plants.  Subsequently, the EPA developed a draft risk assessment for arsenic that increases the cancer risk exposure by more than 20 times, which would lower the current standard from 10 ppb to 0.1 ppb.  If the lower standard becomes effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the outcome of the draft risk assessment and what impact, if any, it would have on their plants, but the costs could be significant.

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxics Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  The EPA is planning to propose the revised regulations in late 2012 or 2013.  PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

PPL has signed a Consent Order and Agreement (the Brunner COA) with the PADEP under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  Debris at intake pumps can result in a unit trip or reduction in load, causing a sudden change in water temperature.  PPL has constructed a barrier to prevent debris from entering the river water intake area at a cost that was not material.

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

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to state court.  PPL, LKE, LG&E, and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

The EPA and the Army Corps of Engineers are working on a guidance document that will expand the federal government's interpretation of what constitutes "waters of the United States" (WOUS) subject to regulation under the Clean Water Act.  This change has the potential to affect generation and delivery operations, with the most significant effect being the potential elimination of the existing regulatory exemption for plant waste water treatment systems.  The costs that may be imposed as a result of any eventual expansion of this interpretation cannot reliably be estimated at this time.

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

PPL Electric, LG&E and KU are remediating or have completed the remediation of several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation.  These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU.  There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates, for which PPL Electric, LG&E and KU lack information on current site conditions and are therefore unable to predict what, if any, potential liability they may have.

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

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants.  PPL cannot estimate a range of reasonably possible losses, if any, related to these matters.

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

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional costs for the Registrants.

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At March 31, 2012, this maximum assessment was $44 million.  Effective April 1, 2012, this maximum assessment was increased to $48 million.

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

At March 31, 2012, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

Guarantees and Other Assurances

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries enter.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The table below details guarantees provided as of March 31, 2012.  The total recorded liability at March 31, 2012 and December 31, 2011 was $15 million and $14 million for PPL and $11 million for both periods for LKE.  Other than as noted in the descriptions for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at		Expiration
	March 31, 2012 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$295	(c)	2014 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	90	(d)	2015
Tax indemnification related to unconsolidated WPD affiliates	8	(e)	2012

PPL Energy Supply (f)
Letters of credit issued on behalf of affiliates	21	(g)	2012 - 2014
Retrospective premiums under nuclear insurance programs	44	(h)
Nuclear claims assessment under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(i)
Indemnifications for sales of assets	262	(j)	2012 - 2025
Indemnification to operators of jointly owned facilities	6	(k)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(l)	2018

PPL Electric (m)
Guarantee of inventory value	16	(n)	2016

LKE (m)
Indemnification of lease termination and other divestitures	301	(o)	2021 - 2023

LG&E and KU (p)
LG&E and KU guarantee of shortfall related to OVEC		(q)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
Prior to PPL's acquisition, WPD Midlands Holdings Limited had agreed to indemnify certain former directors of a Turkish entity, in which WPD Midlands Holdings Limited previously owned an interest, for any liabilities that may arise as a result of an investigation by Turkish tax authorities, and PPL WEM has received a cross-indemnity from E.ON AG with respect to these indemnification obligations.  Additionally, PPL subsidiaries agreed to provide indemnifications to subsidiaries of E.ON AG for certain liabilities relating to properties and assets owned by affiliates of E.ON AG that were transferred to WPD Midlands in connection with the acquisition.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.

(c)
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
(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At March 31, 2012, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(e)	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.
(f)	Other than the letters of credit, all guarantees of PPL Energy Supply, on a consolidated basis, also apply to PPL on a consolidated basis for financial reporting purposes.
(g)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(h)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" above for additional information.

(i)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" above for additional information.
(j)
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration dates noted are only for those cases in which the agreements provide for specific limits.  The indemnification provisions described below are in each case subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

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

Subsidiaries of PPL Energy Supply have agreed to provide indemnification to the purchasers of certain non-core generation facilities sold in March 2011 for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreements and for damages arising out of certain other matters relating to the facilities that were the subject of the transaction, including certain reduced capacity payments (if any) at one of the facilities in the event specified PJM rule changes are proposed and become effective.  The indemnification provisions for most representations and warranties expired in the first quarter of 2012.
(k)
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly owned facilities, the Keystone and Conemaugh generating plants.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating plants, based upon their ownership percentages.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The exposure shown reflects the PPL Energy Supply subsidiary's share of the maximum obligation.  The agreements do not have an expiration date.

(l)
A PPL Energy Supply subsidiary owned a one-third equity interest in Safe Harbor Water Power Corporation (Safe Harbor) that was sold in March 2011.  Beginning in 2008, PPL Energy Supply guaranteed one-third of any amounts payable with respect to certain senior notes issued by Safe Harbor.  Under the terms of the sale agreement, PPL Energy Supply continues to guarantee the portion of Safe Harbor's debt, but received a cross-indemnity from the purchaser, secured by a lien on the purchaser's stock of Safe Harbor, in the event PPL Energy Supply is required to make a payment under the guarantee.  Exposure noted reflects principal only.

(m)	All guarantees of PPL Electric and LKE, on a consolidated basis, also apply to PPL on a consolidated basis for financial reporting purposes.
(n)
PPL Electric entered into a contract with a third party logistics firm that provides inventory procurement and fulfillment services.  Under the contract, the logistics firm has title to the inventory purchased for PPL Electric's use.  Upon termination of the contract, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold by the logistics firm at the weighted-average cost at which the logistics firm purchased the inventory, thus protecting the logistics firm from reductions in the fair value of the inventory.

(o)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as non-excluded government fines and penalties fall outside the cumulative cap.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  Certain matters are currently under discussion among the parties, including one matter currently in arbitration and a further matter for which LKE is contesting the applicability of the indemnification requirement.  The matter in arbitration may be ruled upon during mid-2012, which may result in increases or decreases to the estimated liability LKE has currently recorded.  The ultimate outcome of both matters cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  No additional material loss is anticipated by reason of such indemnification.

(p)	All guarantees of LG&E and KU also apply to LKE on a consolidated basis for financial reporting purposes.
(q)
Pursuant to a power purchase agreement with OVEC, LG&E and KU are obligated to pay a demand charge which includes, among other charges, decommissioning costs, postretirement and post employment benefits.  The demand charge is expected to cover LG&E's and KU's shares of the cost of these items over the term of the contract.  However, in the event there is a shortfall in covering these costs, LG&E and KU are obligated to pay their share of the excess.  The maximum exposure and the expiration date of these potential obligations are not presently determinable.

The Registrants provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, no significant payments have been made with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.

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

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  See Note 10 for additional information on the solicitations.  PPL Electric's purchases from PPL EnergyPlus for the three months ended March 31, 2012 and 2011 totaled $22 million and $6 million.  The sales and purchases are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when the aggregate credit exposure with respect to electricity, capacity and other related products to be delivered by PPL EnergyPlus exceeds a contractual credit limit.  Based on the current credit rating and tangible net worth of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at March 31, 2012.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At March 31, 2012, PPL Energy Supply had a net credit exposure of $42 million to PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail native load.  When LG&E has excess generation capacity after serving its own retail native load and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail native load and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.  These transactions are reflected in the Statements of Income as "Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded at a price equal to the seller's fuel cost.  Savings realized from such intercompany transactions are shared equally between the two companies.  The volume of energy each company has to sell to the other is dependent on its native load needs and its available generation.

Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric, LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense:

	Three Months Ended
	March 31,
	2012	2011

PPL Energy Supply	$57	$50
PPL Electric	42	39
LKE	5	5

Intercompany Billings by LKS (LG&E and KU)

LKS provides LG&E and KU with a variety of centralized administrative, management and support services.  The cost of these services is directly charged to the company or, for general costs that cannot be directly attributed, charged based on predetermined allocation factors, including the following measures: number of customers, total assets, revenues, number of employees and/or other statistical information.  LKS charged the amounts in the table below, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense:

	Three Months Ended
	March 31,
	2012	2011

LG&E	$41	$33
KU	46	49

In addition, LG&E and KU provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary periodically holds revolving demand notes from certain affiliates.  At March 31, 2012, there were no balances outstanding.  At December 31, 2011, a note with PPL Energy Funding had an outstanding balance of $198 million, which was reflected in "Note receivable from affiliate" on the Balance Sheet.  Interest earned on these revolving facilities is included in "Interest Income from Affiliates" on the Statements of Income.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  For the three months ended March 31, 2012 and 2011, interest earned on borrowings was insignificant.

(LKE)

LKE maintains a $300 million revolving demand note with a PPL Energy Supply subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At March 31, 2012 and December 31, 2011, there was no balance outstanding.  Interest on the revolving demand note with the PPL Energy Supply subsidiary was not significant for 2012 and 2011.

After PPL's acquisition of LKE in November 2010, LKE held a note receivable from a PPL affiliate.  At March 31, 2012, $5 million was outstanding compared with $15 million at December 31, 2011.  The interest rates on the outstanding borrowings were 2.24% and 2.26% for the three months ended March 31, 2012 and 2011.  Interest income on this note was not significant for the three months ended March 31, 2012 and 2011.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At March 31, 2012 and December 31, 2011, there was no balance outstanding.  The interest rate for the three months ended March 31, 2012 was 0.41%.  Interest expense incurred on the money pool agreement with LKE and/or KU was not significant for the three months ended March 31, 2012 and 2011.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At March 31, 2012 and December 31, 2011, there was no balance outstanding.  The interest rate for the three months ended March 31, 2012 was 0.41%.  Interest expense incurred on the money pool agreement with LKE and/or LG&E was not significant for the three months ended March 31, 2012 and 2011.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and billed certain affiliates for their use.  This agreement was terminated in December 2011.  PPL Energy Supply was charged $10 million of this license fee for the three months ended March 31, 2011, which was included primarily in "Other operation and maintenance" on the Statement of Income.

Other (PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric, LG&E and KU, refer to Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" was:

	PPL		PPL Energy Supply
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Other Income
Earnings on securities in NDT funds	$8	$15	$8	$15
Interest income	1	2		1
AFUDC	2	1
Miscellaneous - Domestic	2	3	1	1
Total Other Income	13	21	9	17
Other Expense
Economic foreign currency exchange contracts (Note 14)	18	2
Charitable contributions	4	3	1
WPD Midlands acquisition-related costs (Note 8)		11
Net hedge losses associated with the 2011 Bridge Facility		7
Miscellaneous - Domestic	6	2	3	3
Miscellaneous - U.K.	2	1
Total Other Expense	30	26	4	3
Other Income (Expense) - net	$(17)	$(5)	$5	$14

The components of "Other Income (Expense) - net" for the three months ended March 31, 2012 and 2011 for PPL Electric, LKE, LG&E and KU are not significant.

13.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  At March 31, 2012, there were no transfers between Level 1 and Level 2.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,103	$1,103			$1,202	$1,202
Restricted cash and cash equivalents (a)	230	230			209	209
Price risk management assets:
Energy commodities	4,371	2	$4,336	$33	3,423	3	$3,390	$30
Interest rate swaps	3		3		3		3
Foreign currency contracts	5		5		18		18
Cross-currency swaps	37		34	3	24		20	4
Total price risk management assets	4,416	2	4,378	36	3,468	3	3,431	34

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
NDT funds:
Cash and cash equivalents	8	8			12	12
Equity securities
U.S. large-cap	329	228	101		292	202	90
U.S. mid/small-cap	133	98	35		117	87	30
Debt securities
U.S. Treasury	87	87			86	86
U.S. government sponsored agency	10		10		10		10
Municipality	84		84		83		83
Investment-grade corporate	38		38		38		38
Other	2		2		2		2
Receivables (payables), net	2		2			(3)	3
Total NDT funds	693	421	272		640	384	256
Auction rate securities (b)	24			24	24			24
Total assets	$6,466	$1,756	$4,650	$60	$5,543	$1,798	$3,687	$58

Liabilities
Price risk management liabilities:
Energy commodities	$3,154	$2	$3,138	$14	$2,345	$1	$2,327	$17
Interest rate swaps	54		54		63		63
Foreign currency contracts	13		13
Cross-currency swaps	2		2		2		2
Total price risk management liabilities	$3,223	$2	$3,207	$14	$2,410	$1	$2,392	$17

PPL Energy Supply
Assets
Cash and cash equivalents	$135	$135			$379	$379
Restricted cash and cash equivalents	164	164			145	145
Price risk management assets:
Energy commodities	4,371	2	$4,336	$33	3,423	3	$3,390	$30
Total price risk management assets	4,371	2	4,336	33	3,423	3	3,390	30
NDT funds:
Cash and cash equivalents	8	8			12	12
Equity securities
U.S. large-cap	329	228	101		292	202	90
U.S. mid/small-cap	133	98	35		117	87	30
Debt securities
U.S. Treasury	87	87			86	86
U.S. government sponsored agency	10		10		10		10
Municipality	84		84		83		83
Investment-grade corporate	38		38		38		38
Other	2		2		2		2
Receivables (payables), net	2		2			(3)	3
Total NDT funds	693	421	272		640	384	256
Auction rate securities (b)	19			19	19			19
Total assets	$5,382	$722	$4,608	$52	$4,606	$911	$3,646	$49

Liabilities
Price risk management liabilities:
Energy commodities	$3,154	$2	$3,138	$14	$2,345	$1	$2,327	$17
Total price risk management liabilities	$3,154	$2	$3,138	$14	$2,345	$1	$2,327	$17

PPL Electric
Assets
Cash and cash equivalents	$149	$149			$320	$320
Restricted cash and cash equivalents (c)	13	13			13	13
Total assets	$162	$162			$333	$333
LKE
Assets
Cash and cash equivalents	$104	$104		$59	$59
Restricted cash and cash equivalents (c)	27	27		29	29
Total assets	$131	$131		$88	$88

Liabilities
Price risk management liabilities:
Interest rate swaps (d)	$53		$53	$60		$60
Total liabilities	$53		$53	$60		$60

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LG&E
Assets
Cash and cash equivalents	$54	$54			$25	$25
Restricted cash and cash equivalents (c)	27	27			29	29
Total assets	$81	$81			$54	$54

Liabilities
Price risk management liabilities:
Interest rate swaps (d)	$53		$53		$60		$60
Total liabilities	$53		$53		$60		$60

KU
Assets
Cash and cash equivalents	$46	$46			$31	$31
Total assets	$46	$46			$31	$31

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)
Current portion is included in "Other current assets" on the Balance Sheets.  Such amounts were insignificant at March 31, 2012 and December 31, 2011.  Long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(d)	Current portion is included in "Other current liabilities" and long-term portion is included in "Price risk management liabilities" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the three months ended March 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012				2011
	Energy	Auction	Cross-		Energy	Auction
	Commodities,	Rate	Currency		Commodities,	Rate
	net	Securities	Swaps	Total	net	Securities	Total
PPL
Balance at beginning of period	$13	$24	$4	$41	$(3)	$25	$22
Total realized/unrealized gains (losses)
Included in earnings	18			18	1		1
Included in OCI (a)	2		2	4	1		1
Purchases					2		2
Sales					(3)		(3)
Settlements	(6)			(6)	22		22
Transfers out of Level 3	(8)		(3)	(11)	12		12
Balance at end of period	$19	$24	$3	$46	$32	$25	$57

PPL Energy Supply
Balance at beginning of period	$13	$19		$32	$(3)	$20	$17
Total realized/unrealized gains (losses)
Included in earnings	18			18	1		1
Included in OCI (a)	2			2	1		1
Purchases					2		2
Sales					(3)		(3)
Settlements	(6)			(6)	22		22
Transfers out of Level 3	(8)			(8)	12		12
Balance at end of period	$19	$19		$38	$32	$20	$52

(a)	"Energy Commodities" and "Cross-Currency Swaps" are included in "Qualifying derivatives" on the Statements of Comprehensive Income.

The significant unobservable inputs used in the fair value measurement of assets and liabilities classified as Level 3 for the three months ended March 31 are as follows:

	Quantitative Information about Level 3 Fair Value Measurements
	2012
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas contracts (b)	29	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	20% - 100% (69%)
Electric contracts (c)	(6)	Discounted cash flow	Basis price between delivery points	28% - 33% (28%)
Other contracts (d)	(4)	Discounted cash flow	Various	22% - 100% (65%)

Auction rate securities (e)	24	Discounted cash flow	Modeled from SIFMA Index	15% - 90% (66%)

Cross-currency swaps (f)	3	Discounted cash flow	Credit valuation adjustment	23% - 37% (32%)

PPL Energy Supply
Energy commodities
Retail natural gas contracts (b)	29	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	20% - 100% (69%)
Electric contracts (c)	(6)	Discounted cash flow	Basis price between delivery points	28% - 33% (28%)
Other contracts (d)	(4)	Discounted cash flow	Various	22% - 100% (65%)

Auction rate securities (e)	19	Discounted cash flow	Modeled from SIFMA Index	15% - 90% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
Retail natural gas contracts extend through 2017.  $15 million of the fair value is scheduled to deliver within the next 12 months.  As the price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)
Electric contracts extend through 2014.  $(3) million of the fair value is scheduled to deliver within the next 12 months.  As the price of electric increases/(decreases), the fair value of the contracts (decreases)/increases.

(d)
Other includes FTR and capacity contracts.  The models used to calculate the fair value of these contracts use historical settlement prices and extrapolation of observable forward curves.  Increases/(decreases) in the historical settled prices or forward prices will (decrease)/increase the fair value.

(e)
Auction rate securities have a weighted average contractual maturity of 24 years.  The model used to calculate fair value incorporates significant assumptions, including the assumptions that the auctions will continue to fail and that the securities will be held to maturity.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(f)
Cross-currency swaps extend through 2021.  The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three months ended March 31 are reported in the Statements of Income as follows:

	2012
	Energy Commodities, net
	Unregulated	Wholesale	Net Energy
	Retail Electric	Energy	Trading	Energy
	and Gas	Marketing	Margins	Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$16	$4	$(1)	$(1)
Change in unrealized gains (losses) relating to positions still held
at the reporting date	46	(18)	(1)	(5)

	2011
	Energy Commodities, net
	Unregulated	Wholesale	Net Energy
	Retail Electric	Energy	Trading	Energy
	and Gas	Marketing	Margins	Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$1	$1	$(5)	$4
Change in unrealized gains (losses) relating to positions still held
at the reporting date	1		(1)	19

(PPL and PPL Energy Supply)

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas, oil and emission allowance contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Level 2 contracts are valued using quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  These contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Contracts classified as Level 3 represent contracts for which delivery is at a location where pricing is unobservable or the delivery dates are beyond the dates for which independent quotes are available.  To measure the fair value of these contracts, PPL uses internally developed models that project forward prices.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2012 and 2011 were changes in the availability of market information and changes in the significance of the unobservable portion of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

(PPL, LKE and LG&E)

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps

To manage interest rate risk, PPL, LKE and LG&E use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  The primary reason for the transfers out of Level 3 for 2012 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Corporate Finance department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

(PPL and PPL Energy Supply)

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

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

The debt securities held by the NDT funds at March 31, 2012 have a weighted-average coupon of 4.44% and a weighted-average maturity of 8.30 years.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The exposure to realize losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach with inputs for the underlying structure and credit quality of each security; the present value of future interest payments, estimated based on forward rates of the SIFMA Index, and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and the impact of auction failures or redemption at par.  Auction rate securities are classified as Level 3 because the model used to calculate fair value incorporates significant assumptions.  Auction rate securities are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Financial Instruments Not Recorded at Fair Value (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Equity Units and long-term debt on the Balance Sheets and their estimated fair values are set forth below.  The fair values of these instruments were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates and are classified as Level 2.  The effect of third-party credit enhancements is not included in the fair value measurement.

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$175	$176	$198	$198
Long-term debt	18,076	19,837	17,993	19,392
PPL Energy Supply
Long-term debt	3,024	3,420	3,024	3,397
PPL Electric
Long-term debt	1,718	2,014	1,718	2,012
LKE
Long-term debt	4,074	4,338	4,073	4,306
LG&E
Long-term debt	1,112	1,168	1,112	1,164
KU
Long-term debt	1,842	2,017	1,842	2,000

(a)	Reflected in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

The carrying value of short-term debt, when outstanding, represents or approximates fair value due to the variable interest rates associated with the financial instruments and is classified as Level 2.  The carrying value of held-to-maturity, short-term investments at December 31, 2011 approximated fair value due to the liquid nature and short-term duration of these instruments.

Credit Concentration Associated with Financial Instruments

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Contracts are entered into with many entities for the purchase and sale of energy.  Many of these contracts qualify for NPNS and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 14 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At March 31, 2012, PPL had credit exposure of $3.6 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $954 million.  The top ten counterparties accounted for $460 million, or 48%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Energy Supply)

At March 31, 2012, PPL Energy Supply had credit exposure of $3.6 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $953 million.  The top ten counterparties accounted for $460 million, or 48%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Electric)

At March 31, 2012, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with PPL EnergyPlus).

(LKE, LG&E and KU)

At March 31, 2012, LKE's, LG&E's and KU's credit exposure was not significant.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market Risk

Market risk is the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument.  Forward contracts, futures contracts, options, swaps and structured deals, such as tolling agreements, are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

PPL is exposed to market risk from foreign currency exchange risk primarily associated with its investments in U.K. affiliates, as well as additional market risk from certain subsidiaries, as described below.

PPL Energy Supply is exposed to market risk from:

•
commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities (including full-requirement sales contracts) and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities;

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in NDT funds and defined benefit plans; and
•	foreign currency exchange rate risk associated with firm commitments in currencies other than the applicable functional currency.

PPL Electric is exposed to market and volumetric risks from PPL Electric's obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

By definition, the regulatory environments for PPL's other regulated entities, LKE (through its subsidiaries LG&E and KU) and WPD, significantly mitigate market risk.  LG&E's and KU's rates are set to permit the recovery of prudently incurred costs, including certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.  WPD does not have supply risks in the distribution business.

LG&E also utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on interest expense.  WPD utilizes over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from foreign currency exchange rates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance, including defaults on payments and energy commodity deliveries.

PPL is exposed to credit risk from interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers and financial institutions.

LG&E is exposed to credit risk from interest rate derivatives with financial institutions.

The majority of credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates.

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request the additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with financial instruments.

Master Netting Arrangements

Net derivative positions are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $213 million and $147 million at March 31, 2012 and December 31, 2011.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at March 31, 2012 and December 31, 2011.

PPL Energy Supply and PPL Electric had not posted any cash collateral under master netting arrangements at March 31, 2012 and December 31, 2011.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $27 million at March 31, 2012 and $29 million at December 31, 2011.

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

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedges and economic activity, as discussed below.

Cash Flow Hedges

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at March 31, 2012 range in maturity through 2016.  At March 31, 2012, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $341 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three months ended March 31, 2012 and 2011, such reclassifications were insignificant.

For the three months ended March 31, 2012 and 2011, after-tax hedge ineffectiveness associated with energy derivatives was insignificant.

Certain cash flow hedge positions were dedesignated during the three months ended March 31, 2012.  The fair value of the hedges at December 31, 2011 remained in AOCI because the original forecasted transaction is still expected to occur.  A pre-tax gain of $169 million, which represented the change in fair value of these positions during the three months ended March 31, 2012, was recorded as economic activity in "Wholesale energy marketing - Unrealized" on the Statement of Income.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at March 31, 2012 range in maturity through 2019.

Examples of economic activity include hedges on sales of baseload generation; certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying unregulated full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail electric and gas activities; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, the price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.

Unrealized activity associated with monetizing certain full-requirement sales contracts was also included in economic activity during the three months ended March 31, 2012 and 2011.

The net fair value of economic positions at March 31, 2012 and December 31, 2011 was a net asset (liability) of $816 million and $(63) million for PPL Energy Supply.  The unrealized gains (losses) for economic activity for the three months ended March 31 were as follows.

	2012	2011

PPL Energy Supply
Operating Revenues
Unregulated retail electric and gas	$10	$4
Wholesale energy marketing	852	57
Operating Expenses
Fuel	2	23
Energy purchases	(591)	18

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from hedges of baseload generation; certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS, from hedge ineffectiveness and dedesignations, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts in 2010.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment, from hedge ineffectiveness and from purchase contracts that no longer hedge the full-requirement sales contracts that were monetized in 2010.

(PPL and PPL Energy Supply)

Commodity Price Risk (Trading)

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

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its competitive baseload generation fleet, which includes 7,252 MW of nuclear, coal and hydroelectric generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, from competitive baseload generation and tolling arrangements that are included in the baseload portfolio based on current forecasted assumptions for 2012-2014.

2012 (a)	2013	2014

39,733	53,136	53,502

(a)	Represents expected sales for the balance of the current year.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at March 31, 2012.

	Derivative	Total Power	Fuel Purchases (c)
Year	Sales (a)	Sales (b)	Coal	Nuclear

2012 (d)	91%	95%	100%	100%
2013	75%	82%	97%	100%
2014 (e)	8%	13%	70%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)
Amount represents derivative (including contracts that qualify for NPNS) and non-derivative contracts.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the balance of the current year.
(e)	Volumes for derivative sales contracts that deliver in future periods total 1,635 GWh and 20.2 Bcf.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  PPL Energy Supply has also entered into contracts to financially hedge the physical sale of oil.  The following table presents the net volumes (in thousands of barrels) of derivative (sales)/purchase contracts used in support of these strategies at March 31, 2012.

	2012 (a)	2013	2014

Oil Swaps	162	285	240

(a)	Represents the balance of the current year.

Optimization of Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,256 MW of gas and oil-fired generation.  The following table presents the net volumes of derivative (sales)/purchase contracts used in support of this strategy at March 31, 2012.

	Units	2012 (a)	2013	2014 (b)

Net Power Sales	GWh	(2,076)	(408)
Net Fuel Purchases (c)	Bcf	16.9	2.6	(0.3)

(a)	Represents the balance of the current year.
(b)	Volumes for derivative contracts used in support of these strategies that deliver in future periods are insignificant.
(c)	Included in these volumes are non-options and exercised option contracts that converted to non-option derivative contracts. Volumes associated with option contracts are insignificant.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  The following table presents the volume of (sales)/purchase contracts, excluding FTRs, RECs, basis and capacity contracts, used in support of these activities at March 31, 2012.

	Units	2012 (a)	2013	2014

Energy sales contracts (b)	GWh	(10,945)	(6,612)	(3,261)
Related energy supply contracts (b)
Energy purchases	GWh	7,718	2,873	955
Volumetric hedges (c)	GWh	73	80	65
Generation supply	GWh	2,630	3,049	2,234
Retail gas sales contracts	Bcf	(11.4)	(6.0)	(1.8)
Retail gas purchase contracts	Bcf	11.2	5.8	1.7

(a)	Represents the balance of the current year.
(b)	Includes NPNS and contracts that are not derivatives, which receive accrual accounting.

(c)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Proprietary Trading Activity

At March 31, 2012, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that is included in the tables below, were insignificant.

Other Energy-Related Positions

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table represents the net volumes of derivative FTR and basis (sales)/purchase contracts at March 31, 2012.

	Units	2012 (a)	2013	2014

FTRs	GWh	7,207
Power Basis Positions (b)	GWh	(13,316)	(8,244)	(2,628)
Gas Basis Positions (b)	Bcf	7.1	(5.2)	(4.0)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are (677) GWh and (4.0) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts.  These contracts qualify for NPNS and receive accrual accounting.  PPL Energy Supply also sells and purchases capacity for proprietary trading purposes.  These contracts are marked to fair value through earnings.  The following table presents the net volumes of derivative capacity (sales)/purchase contracts at March 31, 2012.

	Units	2012 (a)	2013	2014 (b)

Capacity	MW-months	(7,102)	(3,366)	(2,578)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are 989 MW-months.

Interest Rate Risk

(PPL, PPL Energy Supply, LKE and LG&E)

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  Various financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of the debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges (PPL and PPL Energy Supply)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, outstanding interest rate swap contracts ranged in maturity through 2022 and had a notional value of $175 million at March 31, 2012.  PPL Energy Supply had no such interest rate swap contracts outstanding at March 31, 2012.

PPL WEM holds a notional position in cross-currency interest rate swaps totaling $960 million that mature through 2021 to hedge the interest payments and principal of its U.S. dollar-denominated senior notes.  Additionally, PPL WW holds a notional position in cross-currency interest rate swaps totaling $302 million that mature through 2028 to hedge the interest payments and principal of its U.S. dollar-denominated senior notes.

For the three months ended March 31, 2012 and 2011, hedge ineffectiveness associated with these interest rate derivatives was insignificant for PPL and PPL Energy Supply.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings once it is determined that the hedge transaction is probable of not occurring.  PPL and PPL Energy Supply had no such reclassifications for the three months ended March 31, 2012 and March 31, 2011.

At March 31, 2012, the accumulated net unrealized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(12) million for PPL.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges (PPL and PPL Energy Supply)

PPL and PPL Energy Supply are exposed to changes in the fair value of their debt portfolios.  To manage this risk, financial contracts may be entered into to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At March 31, 2012, PPL held contracts that range in maturity through 2047 and had a notional value of $99 million.  PPL Energy Supply did not hold any such contracts at March 31, 2012.  PPL and PPL Energy Supply did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or from hedges of debt issuances that no longer qualified as fair value hedges for the three months ended March 31, 2012 and 2011.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At March 31, 2012, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair values of these contracts were recorded as liabilities of $53 million and $60 million at March 31, 2012 and December 31, 2011 with equal offsetting amounts recorded as regulatory assets.

Foreign Currency Risk

(PPL and PPL Energy Supply)

PPL is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL and PPL Energy Supply may be exposed to foreign currency risk associated with firm commitments in currencies other than the applicable functional currency.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including net investments, firm commitments, recognized assets or liabilities and anticipated transactions.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

(PPL)

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at March 31, 2012 had a notional amount of £55 million (approximately $89 million based on contracted rates).  The settlement dates of these contracts range from June 2012 through September 2012.  The fair value of these contracts at March 31, 2012 and December 31, 2011 was insignificant and $7 million.  For the three months ended March 31, 2012 and 2011, PPL recognized insignificant amounts of net investment hedge gains and losses in the foreign currency translation adjustment component of AOCI.  At March 31, 2012, PPL included $17 million of accumulated net investment hedge gains, after tax, in the foreign currency translation adjustment component of AOCI, compared to $19 million of gains, after-tax, recorded by PPL at December 31, 2011.

Cash Flow Hedges

PPL held no foreign currency derivatives that qualified as cash flow hedges during the three months ended March 31, 2012 and 2011.

Fair Value Hedges

PPL held no foreign currency derivatives that qualified as fair value hedges during the three months ended March 31, 2012 and 2011.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge anticipated earnings denominated in GBP.  At March 31, 2012, the total exposure hedged by PPL was £761 million and the net fair value of these positions was an asset (liability) of $(9) million.  These contracts had termination dates ranging from April 2012 through September 2013.  Realized and unrealized gains and (losses) on these contracts are included in "Other Income (Expense) - net" on the Statements of Income and were $(18) million for the three months ended March 31, 2012.  At December 31, 2011, the total exposure hedged by PPL was £288 million and the net fair value of these positions was a net asset of $11 million.  Realized and unrealized gains and (losses) were insignificant for the three months ended March 31, 2011.

In anticipation of the repayment of a portion of the borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's April 2011 issuance of common stock and 2011 Equity Units and the issuance of senior notes by PPL WEM, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  The total notional amount of the contracts outstanding at March 31, 2011 was £2.1 billion (approximately $3.3 billion based on contracted rates).  Realized and unrealized gains and (losses) on these contracts are included in "Other Income (Expense) - net" on the Statement of Income.  PPL recorded $(7) million of pre-tax, net losses for the three months ended March 31, 2011.

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, other physical sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met, except for the change in fair value of LG&E's interest rate swaps which are recognized as regulatory assets.  See Note 6 for amounts recorded in regulatory assets at March 31, 2012 and December 31, 2011.

See Notes 1 and 19 in each Registrant's 2011 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$3	$1		$4	$3	$3		$5
Cross-currency swaps		2				2
Foreign currency
contracts	1		$4	13	7		$11
Commodity contracts	120		3,102	2,129	872	3	1,655	1,557
Total current	124	3	3,106	2,146	882	8	1,666	1,562
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps				49				55
Cross-currency swaps	37				24
Commodity contracts	48	1	1,101	1,024	42	2	854	783
Total noncurrent	85	1	1,101	1,073	66	2	854	838
Total derivatives	$209	$4	$4,207	$3,219	$948	$10	$2,520	$2,400

(a)	$816 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2012 and December 31, 2011.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $471 million and $527 million at March 31, 2012 and December 31, 2011.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $663 million and $695 million at March 31, 2011 and December 31, 2010.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets for the three months ended March 31.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	2012	2011	2012	2011

Interest rate swaps	Fixed rate debt	Interest expense	$	$1	$1	$10

				2012		2011
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2012	2011	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$3	$10	Interest expense	$(4)		$(3)	$(1)
Cross-currency swaps	12	(25)	Interest expense	(1)		3
			Other income
			(expense) - net	(19)		(13)
Commodity contracts	113	84	Wholesale energy
			marketing	272	$4	203	(9)
			Depreciation	1
			Energy purchases	(40)	(4)	(70)	1
Total	$128	$69		$209	$	$120	$(9)

Net Investment Hedges:
Foreign currency contracts	$(3)	$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2012	2011

Foreign currency contracts	Other income (expense) - net	$(18)	$(9)
Interest rate swaps	Interest expense	(2)	(2)
Commodity contracts	Unregulated retail electric and gas	22	1
	Wholesale energy marketing	1,343	45
	Net energy trading margins (a)	9	7
	Fuel	6	23
	Energy purchases	(1,070)	(55)
	Total	$290	$10

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	2012	2011

Interest rate swaps	Regulatory assets	$7	$2

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	$120		$3,102	$2,129	$872	$3	$1,655	$1,557
Total current	120		3,102	2,129	872	3	1,655	1,557
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	48	$1	1,101	1,024	42	2	854	783
Total noncurrent	48	1	1,101	1,024	42	2	854	783
Total derivatives	$168	$1	$4,203	$3,153	$914	$5	$2,509	$2,340

(a)	$816 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2012 and December 31, 2011.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $522 million and $605 million at March 31, 2012 and December 31, 2011.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $662 million and $733 million at March 31, 2011 and December 31, 2010.  At March 31, 2011, AOCI reflects the effect of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31.

				2012		2011
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2012	2011	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Commodity contracts	$113	$84	Wholesale energy
			marketing	$272	$4	$203	$(9)
			Energy purchases	(40)	(4)	(70)	1
Total	$113	$84		$232	$	$133	$(8)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2012	2011

Commodity contracts	Unregulated retail electric and gas	$22	$1
	Wholesale energy marketing	1,343	45
	Net energy trading margins (a)	9	7
	Fuel	6	23
	Energy purchases	(1,070)	(55)
	Total	$310	$21

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE and LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Other Current
Assets/Liabilities (a):
Interest rate swaps				$4				$5
Total current				4				5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				49				55
Total noncurrent				49				55
Total derivatives				$53				$60

(a)	Represents the location on the Balance Sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the three months ended March 31, 2012 and 2011.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2012	2011

Interest rate swaps	Interest expense	$(2)	$(2)
	Total	$(2)	$(2)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	2012	2011

Interest rate swaps	Regulatory assets	$7	$2

Credit Risk-Related Contingent Features (PPL, PPL Energy Supply, LKE and LG&E)

Certain derivative contracts contain credit risk-related contingent provisions which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE and LG&E, or certain of their subsidiaries.  Most of these provisions would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent provisions that require "adequate assurance" of performance be provided if the other party has reasonable grounds for insecurity regarding the performance of PPL's obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" provisions.

At March 31, 2012, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit contingent features and were in a net liability position is summarized as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit contingent provisions	$211	$168	$36	$36
Aggregate fair value of collateral posted on these derivative instruments	53	26	27	27
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	175	158	9	9

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill

(PPL)

The changes in the carrying amounts of goodwill by segment were:

	Kentucky Regulated	U.K. Regulated	Supply	Total
PPL
Balance at December 31, 2011 (a)	$662	$3,032	$420	$4,114
Effect of foreign currency exchange rates		47		47
Balance at March 31, 2012 (a)	$662	$3,079	$420	$4,161

(a)	There were no accumulated impairment losses related to goodwill.

16.  Asset Retirement Obligations

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

ARO at December 31, 2011	$497	$359	$118	$57	$61
Accretion expense	9	6	2	1	1
Changes in estimated cash flow or settlement date	2	2
Obligations settled	(4)	(4)
ARO at March 31, 2012	$504	$363	$120	$58	$62

Substantially all of the ARO balances are classified as noncurrent at March 31, 2012 and December 31, 2011.

(PPL, LKE, LG&E and KU)

Accretion and depreciation expense recorded by LG&E and KU is offset with a regulatory credit on the income statement, such that there is no earnings impact.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $298 million and $292 million at March 31, 2012 and December 31, 2011.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna plant.  The aggregate fair value of these assets was $693 million and $640 million at March 31, 2012 and December 31, 2011, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

17.  Available-for-Sale Securities

(PPL, PPL Energy Supply, LKE and LG&E)

Certain short-term investments and securities held by the NDT funds and auction rate securities are classified as available-for-sale.  Available-for-sale securities are carried on the Balance Sheet at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

(PPL and PPL Energy Supply)

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of available-for-sale securities.

	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$8			$8	$12			$12
Equity securities:
U.S. large-cap	177	$152		329	173	$119		292
U.S. mid/small-cap	69	64		133	67	50		117
Debt securities:
U.S. Treasury	79	8		87	76	10		86
U.S. government sponsored
agency	9	1		10	9	1		10
Municipality	81	4	$1	84	80	4	$1	83
Investment-grade corporate	35	3		38	35	3		38
Other	2			2	2			2
Receivables/payables, net	2			2
Total NDT funds	462	232	1	693	454	187	1	640
Auction rate securities	25		1	24	25		1	24
Total	$487	$232	$2	$717	$479	$187	$2	$664

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$8			$8	$12			$12
Equity securities:
U.S. large-cap	177	$152		329	173	$119		292
U.S. mid/small-cap	69	64		133	67	50		117
Debt securities:
U.S. Treasury	79	8		87	76	10		86
U.S. government sponsored
agency	9	1		10	9	1		10
Municipality	81	4	$1	84	80	4	$1	83
Investment-grade corporate	35	3		38	35	3		38
Other	2			2	2			2
Receivables/payables, net	2			2
Total NDT funds	462	232	1	693	454	187	1	640
Auction rate securities	20		1	19	20		1	19
Total	$482	$232	$2	$712	$474	$187	$2	$659
There were no securities with credit losses at March 31, 2012 and December 31, 2011.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2012.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$9	$77	$64	$81	$231
Fair value	9	80	70	86	245

PPL Energy Supply
Amortized cost	$9	$77	$64	$76	$226
Fair value	9	80	70	81	240

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the three months ended March 31.

	2012	2011
PPL
Proceeds from sales of NDT securities (a)	$34	$75
Other proceeds from sales		163
Gross realized gains (b)	6	17
Gross realized losses (b)	1	5

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$34	$75
Gross realized gains (b)	6	17
Gross realized losses (b)	1	5

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.

(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

(PPL, LKE and LG&E)

At December 31, 2010, LG&E held $163 million aggregate principal amount of tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  During the three months ended March 31, 2011, LG&E received $163 million for its investments in these bonds when they were remarketed to unaffiliated investors.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was not significant.

18.  New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Improving Disclosures about Offsetting Balance Sheet Items

Effective January 1, 2013, the Registrants will retrospectively adopt accounting guidance issued to enhance disclosures about financial instruments and derivative instruments that either (1) offset on the balance sheet or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet.

Upon adoption, the enhanced disclosure requirements are not expected to have a significant impact on the Registrants.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2011 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL and its business strategy, a summary of Net Income Attributable to PPL Corporation and a discussion of certain events related to PPL's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL's earnings, a review of results by reportable segment and a description of factors by segment expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile.

•	"Financial Condition - Risk Management" provides an explanation of PPL's risk management programs relating to market and credit risk.

Overview

Introduction

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale and retail energy primarily in the northeastern and northwestern portions of the U.S., delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K. and delivers natural gas to customers in Kentucky.

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

Business Strategy

PPL's overall strategy is to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations, and disciplined optimization of energy supply margins in its energy supply business while mitigating volatility in both cash flows and earnings.  In pursuing this strategy, PPL acquired LKE in November 2010 and WPD Midlands in April 2011.  These acquisitions have reduced PPL's overall business risk profile and reapportioned the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business and enhancing rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.

The increase in regulated assets is expected to provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive energy supply business where earnings and cash flows are subject to commodity market volatility.  The pro forma impacts of the acquisition of WPD Midlands on income from continuing operations (after income taxes) for the three months ended March 31 are as follows.

	2011
	Pro forma		Actual

Regulated	$310	59%	$201	48%
Competitive	216	41%	216	52%
	$526		$417

Note: Pro forma and actual amounts exclude non-recurring items identified in Note 8 to the Financial Statements.

Results for periods prior to the acquisition of WPD Midlands are not comparable with, or indicative of, results for periods subsequent to the acquisition.

With the purchase of WPD Midlands and the related growth of the portion of PPL's overall earnings translated from British pounds sterling, the related foreign currency risk is more substantial.  The U.K. subsidiaries also have currency exposure to the U.S. dollar associated with their U.S. dollar-denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

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

Financial and Operational Developments

Net Income Attributable to PPL Corporation

Net Income Attributable to PPL Corporation for the three months ended March 31, 2012, was $541 million compared to $401 million for the same period in 2011, an increase of 35%.  Net Income Attributable to PPL Corporation by segment was:

	Three Months Ended March 31,
	2012	2011

Kentucky Regulated	$42	$75
U.K. Regulated (a)	165	55
Pennsylvania Regulated	33	52
Supply	301	219
Net Income Attributable to PPL Corporation	$541	$401

EPS - basic	$0.93	$0.82
EPS - diluted	$0.93	$0.82

(a)
As a result of the WPD Midlands acquisition on April 1, 2011, the U.K. Regulated segment includes WPD Midlands' results for the three months ended March 31, 2012.  PPL consolidates WPD, including WPD Midlands, on a one-month lag.  Material intervening events are recognized in the current period financial statements; events that are significant but not material are disclosed.

The changes in Net Income Attributable to PPL Corporation from period to period were, in part, attributable to certain items that management considers special.  See "Results of Operations" for further discussion of the results of PPL's business segments, details of special items and analysis of the consolidated results of operations.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the operation of the Ironwood Facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 8 to the Financial Statements for additional information.

Equity Forward Contract

In April 2012 PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase an additional 590,880 shares of PPL common stock solely to cover over-allotments.  In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL's common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 590,880 shares of common stock.  Settlement of the subsequent forward sale agreements will occur in July 2013.

PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements.  PPL intends to use any net proceeds that it receives upon settlement to repay short-term debt obligations and for other general corporate purposes.

The forward sale agreements will be classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.  See "Financial Condition - Liquidity and Capital Resources - Long Term Debt and Equity Securities" for additional information.

Redemption of PPL Electric Preference Stock

In April 2012, PPL Electric gave notice that it had elected to redeem all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share, on June 18, 2012. The price to be paid for the redemption is the par value, without premium ($250 million in the aggregate).  The Preference Stock is reflected on PPL's Balance Sheets in "Noncontrolling Interests."

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana.  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.

The SMGT Contract provided for fixed volume purchases on a monthly basis at established prices.  Pursuant to a court order and subsequent stipulations entered into between the SMGT bankruptcy trustee and PPL EnergyPlus, since the date of its Chapter 11 filing through January 2012, SMGT continued to purchase electricity from PPL EnergyPlus at the price specified in the SMGT Contract, and made timely payments for such purchases, but at lower volumes than as prescribed in the SMGT Contract.  In January 2012, the trustee notified PPL EnergyPlus that SMGT would not purchase electricity under the SMGT Contract for the month of February.  In March 2012, the U.S. Bankruptcy Court for the District of Montana issued an order approving the request of the SMGT bankruptcy trustee and PPL EnergyPlus to terminate the SMGT Contract.  As a result, the SMGT Contract was terminated effective April 1, 2012, allowing PPL EnergyPlus to resell the electricity previously contracted to SMGT under the SMGT Contract to other customers.

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $22 million at March 31, 2012, which has been fully reserved.  No assurance can be given as to the collectability of the receivable.

At this time, PPL Energy Supply cannot predict the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Tax Litigation

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claim for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit opinion.  In March 2012, the Third Circuit denied PPL's petition.  PPL is considering whether to file a petition for a writ of certiorari with the U.S. Supreme Court.

Pending Bluegrass CTs Acquisition and NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site.  In conjunction with this request and to meet new, stricter EPA regulations, LG&E and KU anticipate retiring six older coal-fired electric generating units.  These units are located at the Cane Run, Green River and Tyrone plants, which have a combined summer rating of 797 MW.  LG&E and KU also requested approval to purchase the Bluegrass CTs, which are expected to provide up to 495 MW of peak generation supply.  In November 2011, LG&E and KU filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.

LG&E and KU anticipate that the NGCC construction and the acquisition of the Bluegrass CTs could require up to $800 million (comprised of up to $300 million for LG&E and up to $500 million for KU) in capital costs including related transmission projects. Formal requests for recovery of the costs associated with the NGCC construction and the acquisition of the Bluegrass CTs were not included in the CPCN filing with the KPSC but are expected to be included in future rate proceedings.  In May 2012, the KPSC issued an order approving the request to build the NGCC and purchase the Bluegrass CTs.  Also, on May 4, 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to implementation of satisfactory mitigation measures to address market-power concerns.  FERC approval of the proposed mitigation measures is required.  LG&E and KU are reviewing the order's conditions and their impact on the closing conditions under the Bluegrass CTs purchase contract, as well as other regulatory, operational and economic aspects of the transaction.  See Notes 6 and 8 to the Financial Statements for additional information.

Regional Transmission Line Expansion Plan

PPL Electric has experienced delays in obtaining necessary National Park Service (NPS) approvals for the Susquehanna-Roseland transmission line and anticipates a delay of the line's in-service date to 2015.  In March 2012, the NPS announced that the route proposed by PPL Electric and PSE&G, previously approved by the Pennsylvania and New Jersey public utility commissions, is the preferred route for the line under the NPS's National Environmental Policy Act review.  The NPS has stated that it expects to issue its record of decision in October 2012.  An appeal of the New Jersey Board of Public Utilities approval of the line is pending before the New Jersey Superior Court Appellate Division.  PPL Electric cannot predict the ultimate outcome or timing of the NPS approval or any further legal challenges to the project.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of further delay to its scheduled in-service date for the new line.  See Note 8 in PPL's 2011 Form 10-K for additional information.

Ofgem Review of Line Loss Calculation

WPD has a $173 million liability recorded at March 31, 2012 compared with $170 million at December 31, 2011, calculated in accordance with Ofgem's accepted methodology, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology used to calculate the final line loss incentive/penalty for the DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology and in April 2012 WPD submitted further data as requested by Ofgem.  PPL cannot predict the outcome of this matter, but expects resolution to occur before the end of 2012.

Results of Operations

The following discussion provides a review of results by reportable segment and a description of factors by segment expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

On April 1, 2011, PPL completed its acquisition of WPD Midlands.  As a result, the results of operations of WPD Midlands are included in PPL's results for the three months ended March 31, 2012, with no comparable amounts for the same period in 2011.  When discussing PPL's results of operations for 2012 compared with 2011, the results of WPD Midlands are isolated for purposes of comparability.  WPD Midlands' results are included within the U.K. Regulated segment (formerly the International Regulated segment, renamed in 2012).  See Note 8 to the Financial Statements for additional information regarding the acquisition.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

Segment Results

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's results from the operation of regulated electricity generation, transmission and distribution assets, primarily in Kentucky, as well as in Virginia and Tennessee.  This segment also includes LKE's results from the regulated distribution and sale of natural gas in Kentucky.

Net Income Attributable to PPL Corporation includes the following results:

	Three Months Ended March 31,
	2012	2011	% Change

Utility revenues	$705	$766	(8)
Fuel and energy purchases	287	322	(11)
Other operation and maintenance	206	181	14
Depreciation	86	81	6
Taxes, other than income	11	9	22
Total operating expenses	590	593	(1)
Other Income (Expense) - net	(3)	(1)	200
Interest Expense (a)	55	54	2
Income Taxes	15	43	(65)
Net Income Attributable to PPL Corporation	$42	$75	(44)

(a)	Includes allocated interest expense of $17 million in 2012 and $18 million in 2011 related to the 2010 Equity Units and interest rate swaps.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the following factors, which are adjusted for certain items that management considers special.  See additional detail of these special items in the table below.

Kentucky Gross Margins	$(28)
Other operation and maintenance	(22)
Depreciation	(4)
Taxes, other than income	(2)
Other Income (Expense) - net	(2)
Interest Expense	(1)
Income Taxes	22
Special Items, after-tax	4
Total	$(33)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Higher other operation and maintenance expense due to $11 million of higher steam maintenance costs primarily resulting from an increased scope of scheduled plant outages, a $6 million credit to establish a regulatory asset recorded in the first quarter of 2011 related to 2009 storm costs and $3 million of higher storm restoration and vegetation management costs.

•	Lower income taxes primarily due to the change in pre-tax income.

The following after-tax amounts, which management considers special items, also impacted the Kentucky Regulated segment's results.

	Income Statement	Three Months Ended March 31,
	Line Item	2012	2011

Special items gains (losses), net of tax (expense) benefit:
LKE acquisition-related adjustments:
Net operating loss carryforward and other tax related adjustments	Income Taxes and Other O&M	$4
Total		$4

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by higher operation and maintenance expense and higher depreciation, which are expected to be partially offset by higher margins.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

U.K. Regulated Segment

The U.K. Regulated segment consists primarily of the electric distribution operations of WPD in the U.K.

Net Income Attributable to PPL Corporation includes the following results:

	Three Months Ended March 31,
	2012	2011	% Change

Utility revenues	$228	$216	6
Energy-related businesses	10	9	11
Total operating revenues	238	225	6
Other operation and maintenance	55	42	31
Depreciation	31	30	3
Taxes, other than income	14	13	8
Energy-related businesses	5	4	25
Total operating expenses	105	89	18
Other Income (Expense) - net	(21)	(1)	2,000
Interest Expense (a)	47	40	18
Income Taxes	19	21	(10)
WPD Midlands, after-tax (b)	123		n/a
WPD Midlands acquisition-related costs, net of tax	(4)	(19)	(79)
Net Income Attributable to PPL Corporation	$165	$55	200

(a)	2012 includes allocated interest expense of $12 million related to the 2011 Equity Units.
(b)
Represents the operations of WPD Midlands for the three months ended March 31, 2012 including revenue from external customers of $324 million (pre-tax).  This amount excludes acquisition-related costs incurred by WPD Midlands.

The changes in the components of the U.K. Regulated segment's results between these periods were due to the following factors, which are adjusted for certain items that management considers special.  See additional detail of these special items in the table below.  The amounts for PPL WW are presented on a constant U.K. foreign currency exchange rate basis in order to isolate the impact of the change in the exchange rate.

PPL WW
Utility revenues	$15
Other operation and maintenance	(10)
Interest expense	4
Other	(2)
Income taxes	(2)
WPD Midlands, after-tax	124
U.S.
Interest expense and other	(18)
Income taxes	(3)
Special items	2
Total	$110

PPL WW

•
Higher utility revenues due to $36 million from a price increase in April 2011, partially offset by $13 million from lower volumes resulting from the downturn in the economy and weather, and $7 million of lower regulatory recovery due to a charge to income from an estimated over-recovery position in 2012, compared to a credit to income in 2011.

•	Higher other operation and maintenance expense due to $5 million of higher pension expense resulting from higher amortization of prior period actuarial losses.
U.S.

•	Higher U.S. interest expense and other due to $12 million of higher interest expense as a result of the 2011 Equity Units issued to finance the WPD Midlands acquisition.

The following after-tax amounts, which management considers special items, also impacted the U.K. Regulated segment's results.

	Income Statement	Three Months Ended March 31,
	Line Item	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Foreign currency-related economic hedges, net of tax of $7, $1 (a)	Other Income-net	$(14)	$(1)
WPD Midlands acquisition-related adjustments:
2011 Bridge Facility costs, net of tax of $0, $2 (b)	Interest Expense		(5)
Net hedge losses, net of tax of $0, $3 (c)	Other Income-net		(4)
Separation benefits, net of tax of $2, $0 (d)	Other O&M	(4)
Other acquisition-related costs, net of tax of $0, $1 (e)	Other Income-net		(10)
Total		$(18)	$(20)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)	Represents amortization of fees incurred in connection with establishing the 2011 Bridge Facility.
(c)	Primarily represents unrealized losses on foreign currency economic hedges associated with the repayment of the 2011 Bridge Facility.
(d)
Represents severance compensation expense for employees separating from the WPD Midlands companies as a result of a reorganization to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).

(e)	Represents advisory, accounting and legal fees.

Outlook

Excluding special items, PPL projects higher segment earnings in 2012 compared with 2011, primarily driven by four additional months of earnings from the WPD Midlands businesses and higher electricity delivery revenue.  Partially offsetting these positive earnings drivers are higher income taxes, higher operation and maintenance expense, higher depreciation, higher financing costs and a less favorable currency exchange rate.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Net Income Attributable to PPL Corporation includes the following results:

	Three Months Ended March 31,
	2012	2011	% Change
Operating revenues
External	$457	$554	(18)
Intersegment	1	4	(75)
Total operating revenues	458	558	(18)
Energy purchases
External	153	251	(39)
Intersegment	21	6	250
Other operation and maintenance	140	130	8
Depreciation	39	33	18
Taxes, other than income	26	35	(26)
Total operating expenses	379	455	(17)
Other Income (Expense) - net	2		n/a
Interest Expense	24	24
Income Taxes	20	23	(13)
Net Income	37	56	(34)
Net Income Attributable to Noncontrolling Interests	4	4
Net Income Attributable to PPL Corporation	$33	$52	(37)

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the following factors.

Pennsylvania gross delivery margins	$(13)
Other operation and maintenance	(6)
Depreciation	(6)
Other	3
Income Taxes	3
Total	$(19)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance expense due to $3 million of higher payroll related costs, $3 million of higher support group costs and $2 million of higher vegetation management costs, partially offset by $5 million of lower PUC reportable storm costs.

•
Higher depreciation expense due to a $5 million depreciation impact from PP&E additions, primarily related to the ongoing efforts to maintain and enhance the reliability of the delivery system, including the replacement of aging infrastructure.

•
Lower income taxes primarily due to lower pre-tax income, which reduced income taxes by $9 million, partially offset by $4 million of benefits recorded in 2011 related to Pennsylvania Department of Revenue interpretive guidance on bonus depreciation.

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by higher operation and maintenance expense, higher depreciation, and lower distribution revenue, which are expected to be partially offset by higher transmission revenue and lower financing costs.

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million.  The PUC's review of the distribution rate increase is expected to take about nine months.  The proposed distribution revenue rate increase would result in a 2.9% increase over PPL Electric's present rates and would be effective January 1, 2013.  PPL Electric cannot predict the outcome of this proceeding.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Supply Segment

The Supply segment primarily consists of the energy marketing and trading activities, as well as the competitive generation and development operations of PPL Energy Supply.

Net Income Attributable to PPL Corporation includes the following results:

	Three Months Ended March 31,
	2012	2011	% Change
Energy revenues
External (a)	$2,290	$1,253	83
Intersegment	21	6	250
Energy-related businesses	98	112	(13)
Total operating revenues	2,409	1,371	76
Fuel and energy purchases
External (a)	1,458	555	163
Intersegment	1	1
Other operation and maintenance	248	233	6
Depreciation	72	64	13
Taxes, other than income	18	16	13
Energy-related businesses	97	109	(11)
Total operating expenses	1,894	978	94
Other Income (Expense) - net	5	15	(67)
Other-Than-Temporary Impairments		1	(100)
Interest Expense	48	49	(2)
Income Taxes	171	142	20
Income (Loss) from Discontinued Operations		3	(100)
Net Income Attributable to PPL Corporation	$301	$219	37

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the following factors, which are adjusted for certain items that management considers special.  See additional detail of these special items in the table below.

Unregulated gross energy margins	$(87)
Other operation and maintenance	(11)
Depreciation	(8)
Other Income (Expense) - net	(10)
Other	(2)
Income Taxes	65
Discontinued operations, after-tax - excluding certain revenues and expenses included in margins	3
Special items, after-tax	132
Total	$82

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance expense due to $6 million of higher costs at the Susquehanna plant due to a combination of higher payroll-related costs, contractor costs and timing of projects, and $4 million of higher expenses at PPL EnergyPlus due primarily to payroll-related costs.

•	Higher depreciation expense due to the depreciation impact of higher PP&E additions.

•	Lower other income (expense) primarily due to $6 million of lower NDT fund earnings.

•
Lower income taxes due to lower pre-tax income which reduced income taxes by $41 million, an $11 million benefit from a state tax rate adjustment recorded in 2012, and $11 million of Pennsylvania net operating loss valuation allowances recorded in 2011, driven primarily by the impact of bonus depreciation.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's results.

	Income Statement	Three Months Ended March 31,
	Line Item	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Adjusted energy-related economic activity, net, net of tax of ($102), ($12)	(a)	$150	$17
Impairments:
Emission allowances, net of tax of $0, $0	Other O&M		(1)
Renewable energy credits, net of tax of $0, $1	Other O&M		(2)
Adjustments - nuclear decommissioning trust investments, net of tax of ($1), ($1)	Other Income-net	1	1
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, ($1)	Disc. Operations		(1)
Other:
Counterparty bankruptcy, net of tax of $5, $0 (b)	Other O&M	(6)
Ash basin leak remediation adjustment, net of tax of ($1), $0	Other O&M	1
Total		$146	$14

(a)	See "Reconciliation of Economic Activity" below.
(b)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  PPL EnergyPlus recorded an allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Unregulated retail electric and gas	$10	$4
Wholesale energy marketing	852	57
Operating Expenses
Fuel	2	23
Energy Purchases	(591)	18
Energy-related economic activity (a)	273	102
Option premiums (b)		5
Adjusted energy-related economic activity	273	107
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010	21	78
Adjusted energy-related economic activity, net, pre-tax	$252	$29

Adjusted energy-related economic activity, net, after-tax	$150	$17

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statements of Income.

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011.  The decrease is primarily driven by lower energy margins as a result of lower energy and capacity prices and higher fuel costs, higher operation and maintenance expense and higher depreciation, which are expected to be partially offset by higher baseload generation.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as three non-GAAP financial measures:  "Kentucky Gross Margins," "Pennsylvania Gross Delivery Margins" and "Unregulated Gross Energy Margins."  These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL believes that these measures provide additional criteria to make investment decisions.  These performance measures are used, in conjunction with other information, internally by senior management and the Board of Directors to manage the Kentucky Regulated, Pennsylvania Regulated and Supply segment operations, analyze each respective segment's actual results compared with budget and, in certain cases, to measure certain corporate financial goals used in determining variable compensation.

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

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance" expense, which is primarily Act 129 costs, and in "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's electric delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues, which include operating revenues associated with certain Supply segment businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain Supply segment businesses that are classified as discontinued operations.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Operating Income" to PPL's three non-GAAP financial measures for the three months ended March 31.

	2012						2011
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$705	$457		$552	(c)	$1,714	$766	$554		$216	(c)	$1,536
PLR intersegment utility
revenue (expense) (d)		(21)	$21					(6)	$6
Unregulated retail
electric and gas			214	9	(g)	223			143	4		147
Wholesale energy marketing
Realized			1,204	4	(e)	1,208			1,022	16	(e)	1,038
Unrealized economic
activity				852	(f)	852				57	(f)	57
Net energy trading margins			8			8			11			11
Energy-related businesses				107		107				121		121
Total Operating Revenues	705	436	1,447	1,524		4,112	766	548	1,182	414		2,910

Operating Expenses
Fuel	213		214	(3)	(g)	424	215		284	(24)	(g)	475
Energy purchases
Realized	74	153	636	20	(e)	883	107	251	227	86	(e)	671
Unrealized economic
activity				591	(f)	591				(18)	(f)	(18)
Other operation and
maintenance	22	22	4	658		706	21	18	4	540		583
Depreciation	13			251		264	12			196		208
Taxes, other than income		25	8	58		91		33	7	33		73
Energy-related businesses				102		102				113		113
Intercompany eliminations		(1)	1					(4)	1	3
Total Operating Expenses	322	199	863	1,677		3,061	355	298	523	929		2,105
Discontinued operations									12	(12)	(h)
Total	$383	$237	$584	$(153)		$1,051	$411	$250	$671	$(527)		$805

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three months ended March 31, 2012, includes a net pre-tax loss of $21 million related to the monetization of certain full-requirement sales contracts.  The three months ended March 31, 2011 includes a net pre-tax gain of $5 million related to the amortization of option premiums and a net pre-tax loss of $78 million related to the monetization of certain full-requirement sales contracts.

(f)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(g)	Includes economic activity as described in "Commodity price risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.
(h)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL's three non-GAAP financial measures for the three months ended March 31, as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	2012	2011	Change

Kentucky Gross Margins	$383	$411	$(28)

PA Gross Delivery Margins by Component
Distribution	$189	$208	$(19)
Transmission	48	42	6
Total	$237	$250	$(13)

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$489	$578	$(89)
Western U.S.	87	82	5
Net energy trading	8	11	(3)
Total	$584	$671	$(87)

Kentucky Gross Margins

Lower Kentucky gross margins due to $23 million of lower retail electric margins as volumes were impacted by unseasonably mild weather in the first quarter of 2012 as total heating degree days decreased by 26%.

Pennsylvania Gross Delivery Margins

Distribution

Margins decreased as weather had an unfavorable impact of $16 million on base distribution revenues.

Transmission

Margins increased primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

The changes in Eastern U.S. non-trading margins for the three months were:

Baseload energy and capacity (a)	$(82)
Margins on the intermediate and peaking units (b)	(22)
Impact of non-core generation facilities sold in the first quarter of 2011	(12)
Higher nuclear fuel prices	(5)
Full-requirement sales contracts	(5)
Gas optimization and storage	(5)
Margins from retail electric business	7
Net coal and hydroelectric unit availability (c)	10
Nuclear generation volume (d)	25
$(89)

(a)	Energy prices and capacity prices were lower in 2012.
(b)	Capacity prices were lower in 2012.
(c)	Coal unit availability was higher in 2012 compared to 2011, however, volumes were lower as a result of economic reductions.
(d)	Volumes were higher due to an unplanned outage in March 2011 and an uprate in the third quarter of 2011.

Western U.S.

Non-trading margins were $13 million higher due to higher net wholesale prices, partially offset by $7 million of lower wholesale volumes.

Utility Revenues

The increase (decrease) in utility revenues was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011
Domestic:
PPL Electric (a)
Transmission rate base	$6
Revenue related to delivery
Price	14
Volume (b)	(28)
Revenue related to PLR energy supply (c)	(89)
Total PPL Electric	(97)
LKE
Price (d)	10
Volume (e)	(78)
Other	7
Total LKE	(61)
Total Domestic	(158)

Three Months Ended
March 31, 2012 vs. March 31, 2011
U.K.:
PPL WW
Price (f)	36
Volume (g)	(13)
Recovery of allowed revenues (h)	(7)
Other	(4)
Total PPL WW	12
WPD Midlands (i)	324
Total U.K.	336
Total	$178

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	Unseasonably mild weather had a $16 million unfavorable impact on volume.
(c)
These changes in revenue had a minimal impact on earnings as the cost of supplying this energy as a PLR is passed through to the customer with no additional mark-up.  These revenues are offset primarily with energy purchases in "Pennsylvania Gross Delivery Margins."

(d)
Primarily due to an increase in the price of recoverable fuel costs.  This change in revenue had a minimal impact on earnings as this revenue is offset primarily with fuel costs in "Kentucky Gross Margins."

(e)	Primarily due to lower volumes resulting from unseasonably mild weather. This change in revenue is partially offset by a reduction in fuel costs and energy purchases in "Kentucky Gross Margins."
(f)	Due to a price increase effective April 1, 2011.
(g)	Primarily due to the downturn in the economy and weather.
(h)	Primarily due to an estimated over-recovery position in 2012, compared to a credit to income in 2011.
(i)	There are no comparable amounts in the 2011 period as WPD Midlands was acquired in April 2011.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Domestic:
Uncollectible accounts (a)	$14
Susquehanna nuclear plant costs	6
Stock based compensation	8
Pension and other postretirement benefit costs	5
LKE steam maintenance plant costs (b)	11
LKE storm costs (c)	6
Other	6
U.K.:
PPL WW (d)	10
WPD Midlands (e)	57
Total	$123

(a)	In October 2011, SMGT filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. This increase primarily reflects an $11 million increase to a reserve on unpaid amounts.
(b)	Increase primarily due to steam maintenance costs, resulting from an increased scope of scheduled outages.
(c)	A $6 million credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs.
(d)	Increase includes $5 million of higher pension expenses resulting from the amortization of prior period actuarial losses.
(e)	There are no comparable amounts in the 2011 period as WPD Midlands was acquired in April 2011.

Depreciation

The increase (decrease) in depreciation expense was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Additions to PP&E	$20
WPD Midlands (a)	36
Total	$56

(a)	There are no comparable amounts in the 2011 period as WPD Midlands was acquired in April 2011.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Pennsylvania gross receipts tax (a)	$(7)
WPD Midlands (b)	22
Other	3
Total	$18

(a)	Primarily due to a decrease in taxable electric revenues. This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins."
(b)	There are no comparable amounts in the 2011 period as WPD Midlands was acquired in April 2011.

Other Income (Expense) - net

The $12 million decrease in other income (expense) - net for the three months ended March 31, 2012 compared with the same period in 2011 was primarily due to:

•	a $7 million decrease in earnings on securities in NDT funds;
•	a $16 million increase in a loss from economic foreign currency exchange contracts; partially offset by
•	a $7 million loss from foreign currency forward contracts in 2011 that hedged the anticipated repayment of borrowings under the 2011 Bridge Facility; and
•	$11 million of WPD Midlands acquisition-related costs recorded in 2011.

See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Interest rates (excluding 2011 Equity Units) (a)	$(11)
Debt balances (excluding 2011 Equity Units)	4
WPD Midlands (b)	56
2011 Bridge Facility costs related to the acquisition of WPD Midlands	(7)
2011 Equity Units (c)	12
Hedging activities	9
Other	(7)
Total	$56

(a)	Lower average long-term interest rates due to a weighted average rate of 4.75% for the three months ended March 31, 2012 compared with a rate of 5.03% for the same period in 2011.
(b)	There are no comparable amounts in the 2011 period as WPD Midlands was acquired in April 2011.
(c)	Interest related to the issuance in April 2011 to support the WPD Midlands acquisition.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Higher pre-tax book income	$7
State valuation allowance adjustments (a)	(11)
Federal and state tax return adjustments	3
U.S. income tax on foreign earnings net of foreign tax credit (b)	8
Net operating loss carryforward adjustment (c)	(6)
Depreciation not normalized (a)	2
WPD Midlands (d)	34
State deferred tax rate change (e)	(11)
Intercompany interest on WPD financing entities	6
Other	4
Total	$36

(a)
In February 2011 the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL recorded an $11 million state deferred income tax expense during the three months ended March 31, 2011 related to valuation allowances.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.  The placed in service deadline is extended to January 1, 2013 for property that exceeds $1 million, has a production period longer than one year and has a tax life of at least 10 years.

(b)	During the three months ended March 31, 2011, PPL recorded a $7 million federal income tax benefit related to U.K. pension contributions.
(c)	During the three months ended March 31, 2012, PPL recorded an adjustment to deferred taxes related to net operating loss carryforwards of LKE.
(d)	There are no comparable amounts in the 2011 period as WPD Midlands was acquired in April 2011.
(e)	During the three months ended March 31, 2012, PPL recorded an $11 million adjustment related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$1,103	$1,202
Short-term investments		16
	$1,103	$1,218
Short-term debt	$674	$578

At March 31, 2012, $501 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2011 Form 10-K for additional information on undistributed earnings of WPD.

The $99 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	$682 million of capital expenditures; and
•	the payment of $203 million of common stock dividends; partially offset by
•	$728 million of cash provided by operating activities; and
•	a net increase in short-term debt of $93 million.

PPL's cash provided by operating activities increased $532 million for the three months ended March 31, 2012 compared with the same period in 2011.  The increase was primarily due to:

•      cash from components of working capital of $238 million, primarily related to changes in counterparty collateral;
•      lower defined benefit plan contributions of $223 million; and
•	operating cash provided by WPD Midlands of $150 million.

Credit Facilities

At March 31, 2012, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

PPL Energy Supply Credit Facilities	$3,200		$778	$2,422
PPL Electric Credit Facilities (a)	350		1	349
LG&E Credit Facility	400			400
KU Credit Facilities	598		198	400
Total Domestic Credit Facilities (b)	$4,548		$977	$3,571

PPL WW Credit Facility	£150	£110	n/a	£40
WPD (South West) Credit Facility (c)	245		n/a	245
WPD (East Midlands) Credit Facility	300		£70	230
WPD (West Midlands) Credit Facility	300		71	229
Total WPD Credit Facilities (d)	£995	£110	£141	£744

(a)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility from $200 million to $300 million.

Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At March 31, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was limited to $82 million.
(b)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

(c)
In January 2012, WPD (South West) entered into a new £245 million syndicated credit facility to replace its existing £210 million syndicated credit facility.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility, and borrowings bear interest at LIBOR-based rates plus a margin.  The facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facility.

(d)
At March 31, 2012, the unused capacity of WPD's committed credit facilities was approximately $1.2 billion.  The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 16% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At March 31, 2012, PPL Energy Supply had $500 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.47%.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at March 31, 2012.

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances will be supported by LG&E and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at March 31, 2012.

Long-term Debt and Equity Securities

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase an additional 590,880 shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL's common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 590,880 shares of common stock.  Settlement of the subsequent forward sale agreements will occur in July 2013.  Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the forward counterparties shares of its common stock in exchange for cash proceeds per share equal to the forward sale price.  The forward sale price will be calculated based on an initial forward price of $27.02 per share reduced during the period the contracts are outstanding as specified in the forward sale agreements.  PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreements.

PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements.  PPL intends to use any net proceeds that it receives upon settlement to repay short-term debt obligations and for other general corporate purposes.

The forward sale agreements will be classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.

Also in April 2012, WPD (East Midlands) issued £100 million aggregate principal amount of 5.25% Senior Notes due 2023.  WPD (East Midlands) received proceeds of approximately £111 million, which equated to $178 million at the time of issuance, net of underwriting fees.  The net proceeds will be used for general corporate purposes.

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 to the Financial Statements for information on the transaction and the debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

In April 2012, PPL Electric gave notice that it had elected to redeem all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share, on June 18, 2012.  The price to be paid for the redemption is the par value, without premium ($250 million in the aggregate).  The Preference Stock is reflected on PPL's Balance Sheets in "Noncontrolling Interests" as of March 31, 2012 and December 31, 2011.

In April 2012, LKE filed a Form S-4 Registration Statement with the SEC, as required by a registration rights agreement entered into in connection with the issuance of senior notes in September 2011, in a transaction not registered under the Securities Act of 1933.  The Form S-4 relates to an offer to exchange the senior notes issued in September 2011, with similar but registered securities.  See Note 7 in PPL's and LKE's 2011 Form 10-K for additional information.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Common Stock Dividends

In February 2012, PPL declared its quarterly common stock dividend, payable April 2, 2012, at 36.0 cents per share (equivalent to $1.44 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

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

As a result of the passage of the Dodd-Frank Act, PPL is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL's ratings, but without stating what ratings have been assigned to PPL or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL and its subsidiaries and their respective securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is hereby explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to PPL and its subsidiaries.

In January 2012, S&P affirmed its rating and revised its outlook to stable from positive for PPL Montana's Pass Through Certificates due 2020.

In February 2012, Fitch assigned ratings to the two newly established commercial paper programs for LG&E and KU.

In March 2012, Moody's affirmed the following ratings:
•	the long-term ratings of the First Mortgage Bonds for LG&E and KU;
•	the issuer ratings for LG&E and KU; and
•	the bank loan ratings for LG&E and KU.

Also in March 2012, Moody's and S&P each assigned short-term ratings to the two newly established commercial paper programs for LG&E and KU.

Following the announcement of the then-pending acquisition of AES Ironwood, L.L.C. in February 2012, the rating agencies took the following actions:

In March 2012, Moody's placed AES Ironwood, L.L.C.'s senior secured bonds under review for possible ratings upgrade.

In April 2012, S&P affirmed the rating of AES Ironwood, L.L.C.'s senior secured bonds.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2012.  At March 31, 2012, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to prepay or post an additional $527 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2011 Form 10-K.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic positions at March 31, 2012 and December 31, 2011 was a net asset of $816 million and a net liability of $63 million.  The change in fair value is largely attributable to the dedesignation of cash flow hedges that are now classified as economic hedges.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2019.

The following table sets forth the change in net fair value of PPL's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$1,082	$947
Contracts realized or otherwise settled during the period	(279)	(43)
Fair value of new contracts entered into during the period (a)	(1)	(16)
Other changes in fair value	413	109
Fair value of contracts outstanding at the end of the period	$1,215	$997

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at March 31, 2012, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$854	$349	$(17)	$10	$1,196
Prices based on significant unobservable inputs	10	5	4		19
Fair value of contracts outstanding at the end of the period	$864	$354	$(13)	$10	$1,215

PPL sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.  In connection with its bankruptcy proceedings, a significant counterparty, SMGT, had been purchasing lower volumes of electricity than prescribed in the contract and effective April 1, 2012 the contract was terminated.  At this time, PPL Energy Supply cannot predict the prices or other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of this contract.  See Note 10 to the Financial Statements for additional information.

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts mature at various times through 2016.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$(4)	$4
Contracts realized or otherwise settled during the period		2
Fair value of new contracts entered into during the period (a)	6	3
Other changes in fair value		(2)
Fair value of contracts outstanding at the end of the period	$2	$7

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

Unrealized losses of approximately $5 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2012, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$(8)	$8	$2		$2
Fair value of contracts outstanding at the end of the period	$(8)	$8	$2		$2

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

	Trading VaR		Non-Trading VaR
	Three Months	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$7	$6
Average for the Period	2	3	8	5
High	2	6	9	7
Low	1	1	7	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2012.

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

At March 31, 2012, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and U.K. debt portfolios.  PPL estimated that a 10% decrease in interest rates at March 31, 2012 would increase the fair value of its debt portfolio by $620 million.

At March 31, 2012, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$175		$(4)
Cross-currency swaps (d)	1,262	$35	(185)
Fair value hedges
Interest rate swaps (e)	99	3
Economic hedges
Interest rate swaps (f)	179	(54)	(4)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at March 31, 2012 mature in 2022.

(d)
PPL WEM, through PPL, and PPL WW use cross-currency swaps to hedge the interest payments and principal of their U.S. dollar-denominated senior notes.  The maturity dates of positions outstanding at March 31, 2012 range from May 2016 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.

(e)
PPL utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at March 31, 2012 mature in 2047.

(f)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These   risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at March 31, 2012 mature through 2033.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

At March 31, 2012, PPL had the following foreign currency hedges outstanding:
			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£55	$1	$(9)
Economic hedges (c)	761	(9)	(112)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at March 31, 2012, have termination dates ranging from April 2012 through September 2013.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At March 31, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At March 31, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $48 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2011 Form 10-K for additional information.

Foreign Currency Translation

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation gain of $76 million for the three months ended March 31, 2012, which primarily reflected a $141 million increase to PP&E offset by an increase of $65 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $67 million for the three months ended March 31, 2011, which primarily reflected a $158 million increase to PP&E offset by an increase of $91 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply, PPL Electric, LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

See Note 8 to the Financial Statements for information on the April 2012 Ironwood Acquisition.

See Note 10 to the Financial Statements in PPL's 2011 Form 10-K and Note 8 to the Financial Statements for information on PPL's April 2011 acquisition of WPD Midlands.

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

Protection of the environment is a priority for PPL and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to PPL's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc., and may impact the cost for their products or their demand for PPL's services.  See "Item 1. Business - Environmental Matters" in PPL's 2011 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2011 Form 10-K for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2011 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Energy Supply and its business strategy, a summary of Net Income Attributable to PPL Energy Supply and a discussion of certain events related to PPL Energy Supply's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

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

Business Strategy

PPL Energy Supply's overall strategy is to achieve disciplined optimization of energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its unregulated generation and marketing portfolio.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

To manage financing costs and access to credit markets, a key objective of PPL Energy Supply's business is to maintain a strong credit profile.  PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position.  In addition, PPL Energy Supply has financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Energy Supply

	Three Months Ended March 31,
	2012	2011	% Change

Net Income Attributable to PPL Energy Supply	$309	$214	44

See "Results of Operations" for a discussion and analysis of PPL Energy Supply's earnings.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition from a subsidiary of the AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the operation of the Ironwood Facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.

See Note 8 to the Financial Statements for additional information.

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana.  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.

The SMGT Contract provided for fixed volume purchases on a monthly basis at established prices.  Pursuant to a court order and subsequent stipulations entered into between the SMGT bankruptcy trustee and PPL EnergyPlus, since the date of its Chapter 11 filing through January 2012, SMGT continued to purchase electricity from PPL EnergyPlus at the price specified in the SMGT Contract, and made timely payments for such purchases, but at lower volumes than as prescribed in the SMGT Contract.  In January 2012, the trustee notified PPL EnergyPlus that SMGT would not purchase electricity under the SMGT Contract for the month of February.  In March 2012, the U.S. Bankruptcy Court for the District of Montana issued an order approving the request of the SMGT bankruptcy trustee and PPL EnergyPlus to terminate the SMGT Contract.  As a result, the SMGT Contract was terminated effective April 1, 2012, allowing PPL EnergyPlus to resell the electricity previously contracted to SMGT under the SMGT Contract to other customers.

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $22 million at March 31, 2012, which has been fully reserved.  No assurance can be given as to the collectability of the receivable.

At this time, PPL Energy Supply cannot predict the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Results of Operations

The following discussion provides a summary of PPL Energy Supply's earnings and a description of factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

	Three Months Ended March 31,
	2012	2011

Net Income Attributable to PPL Energy Supply	$309	$214

The changes in the components of Net Income Attributable to PPL Energy Supply between these periods were due to the following factors, which are adjusted for certain items that management considers special.  See additional detail of these special items in the tables below.

Unregulated gross energy margins	$(87)
Other operation and maintenance	(6)
Depreciation	(5)
Other Income (Expense) - net	(9)
Interest Expense	9
Other	(1)
Income Taxes	59
Discontinued operations, after-tax - excluding certain revenues and expenses included in margins	3
Special items, after-tax	132
Total	$95

•	See "Statement of Income Analysis - Unregulated Gross Energy Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance expense due to $6 million of higher costs at the Susquehanna plant due to a combination of higher payroll-related costs, contractor costs and timing of projects and $4 million of higher expenses at PPL EnergyPlus due primarily to payroll-related costs and $2 million higher allocated support group costs, partially offset by $9 million of trademark royalties with an affiliate in 2011 for which the agreement was terminated December 31, 2011.

•	Higher depreciation expense due to the depreciation impact of higher PP&E additions.

•	Lower other income (expense) primarily due to $6 million of lower NDT fund earnings.

•
Lower interest expense due to $5 million of lower interest rates due primarily to the redemption of 7.00% Senior Unsecured Notes in July 2011 and $3 million of lower average short-term and long-term debt balances.

•
Lower income taxes due to lower pre-tax income which reduced income taxes by $41 million, an $11 million benefit from a state tax rate adjustment recorded in 2012, and $6 million of Pennsylvania net operating loss valuation allowances recorded in 2011, driven primarily by the impact of bonus depreciation.

The following after-tax amounts, which management considers special items, also impacted the results.

	Income Statement	Three Months Ended March 31,
	Line Item	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Adjusted energy-related economic activity, net, net of tax of ($102), ($12)	(a)	$150	$17
Impairments:
Emission allowances, net of tax of $0, $0	Other O&M		(1)
Renewable energy credits, net of tax of $0, $1	Other O&M		(2)
Adjustments - nuclear decommissioning trust investments, net of tax of ($1), ($1)	Other Income-net	1	1
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, ($1)	Disc. Operations		(1)
Other:
Counterparty bankruptcy, net of tax of $5, $0 (b)	Other O&M	(6)
Ash basin leak remediation adjustment, net of tax of ($1), $0	Other O&M	1
Total		$146	$14

(a)	See "Reconciliation of Economic Activity" below.
(b)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  PPL EnergyPlus recorded an allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Unregulated retail electric and gas	$10	$4
Wholesale energy marketing	852	57
Operating Expenses
Fuel	2	23
Energy Purchases	(591)	18
Energy-related economic activity (a)	273	102
Option premiums (b)		5
Adjusted energy-related economic activity	273	107
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010	21	78
Adjusted energy-related economic activity, net, pre-tax	$252	$29

Adjusted energy-related economic activity, net, after-tax	$150	$17

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statements of Income.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2012 compared with 2011.  The decrease is primarily driven by lower energy margins as a result of lower energy and capacity prices and higher fuel costs, higher operation and maintenance expense and higher depreciation, which are expected to be partially offset by higher baseload generation.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Energy Supply's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues, which include operating revenues associated with certain PPL Energy Supply businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain PPL Energy Supply businesses that are classified as discontinued operations.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Energy Supply's operations, analyze actual results compared with budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply for the three months ended March 31.

	2012				2011
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$1,204	$4	(c)	$1,208	$1,022	$16	(c)	$1,038
Unrealized economic activity		852	(d)	852		57	(d)	57
Wholesale energy marketing
to affiliate	21			21	6			6
Unregulated retail electric and gas	214	10		224	143	4		147
Net energy trading margins	8			8	11			11
Energy-related businesses		96		96		110		110
Total Operating Revenues	1,447	962		2,409	1,182	187		1,369

Operating Expenses
Fuel	214	(3)	(e)	211	284	(24)	(e)	260
Energy purchases
Realized	636	23	(c)	659	227	87	(c)	314
Unrealized economic activity		591	(d)	591		(18)	(d)	(18)
Energy purchases from affiliate	1			1	1			1
Other operation and maintenance	4	251		255	4	241		245
Depreciation		64		64		59		59
Taxes, other than income	8	10		18	7	9		16
Energy-related businesses		92		92		108		108
Total Operating Expenses	863	1,028		1,891	523	462		985
Discontinued Operations					12	(12)	(f)
Total	$584	$(66)		$518	$671	$(287)		$384
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three months ended March 31, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" includes a net pre-tax loss of $21 million related to the monetization of certain full-requirement sales contracts.  The three months ended March 31, 2011 includes a net pre-tax gain of $5 million related to the amortization of option premiums and a net pre-tax loss of $78 million related to the monetization of certain full-requirement sales contracts.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(e)	Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.
(f)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

Unregulated Gross Energy Margins are generated through PPL Energy Supply's competitive non-trading and trading activities.  PPL Energy Supply's non-trading energy business is managed on a geographic basis that is aligned with its generation fleet.  The following table shows PPL Energy Supply's non-GAAP financial measure, Unregulated Gross Energy Margins, for the three months ended March 31, as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	2012	2011	Change

Non-trading
Eastern U.S.	$489	$578	$(89)
Western U.S.	87	82	5
Net energy trading	8	11	(3)
Total	$584	$671	$(87)

Unregulated Gross Energy Margins

Eastern U.S.

The changes in Eastern U.S. non-trading margins for the three months were:

Baseload energy and capacity (a)	$(82)
Margins on the intermediate and peaking units (b)	(22)
Impact of non-core generation facilities sold in the first quarter of 2011	(12)
Higher nuclear fuel prices	(5)
Full-requirement sales contracts	(5)
Gas optimization and storage	(5)
Margins from retail electric business	7
Net coal and hydroelectric unit availability (c)	10
Nuclear generation volume (d)	25
$(89)

(a)	Energy prices and capacity prices were lower in 2012.
(b)	Capacity prices were lower in 2012.
(c)	Coal unit availability was higher in 2012 compared to 2011, however, volumes were lower as a result of economic reductions.
(d)	Volumes were higher due to an unplanned outage in March 2011 and an uprate in the third quarter of 2011.

Western U.S.

Non-trading margins were $13 million higher due to higher net wholesale prices, partially offset by $7 million of lower wholesale volumes.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense was due to:
Three Months Ended
March 31, 2012 vs. March 31, 2011

Uncollectible accounts (a)	$11
Susquehanna nuclear plant costs	6
Trademark royalties (b)	(9)
Other	2
Total	$10

(a)	In October 2011, SMGT filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. This increase primarily reflects an $11 million increase to a reserve on unpaid amounts.
(b)	In 2011, PPL Energy Supply was charged trademark royalties by an affiliate. The agreement was terminated December 31, 2011.

Depreciation

Depreciation increased by $5 million for the three months ended March 31, 2012 compared with the same period in 2011, primarily due to PP&E additions.

Other Income (Expense) - net

The decrease of $9 million in other income (expense) - net for the three months ended March 31, 2012 compared with the same period in 2011 was primarily due to a $7 million decrease in earnings on securities in NDT funds.

See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Interest rates (a)	$(5)
Debt balances (b)	(3)
Other	(2)
Total	$(10)

(a)	Lower average long-term interest rates due to a weighted average rate of 5.88% for the three months ended March 31, 2012 compared with a rate of 6.24% for the same period in 2011.
(b)
PPL Energy Supply's average short-term debt balance was $200 million lower and its average long-term debt balance was $252 million lower for the three months ended March 31, 2012, compared with the same period in 2011.  The lower short-term debt balance was primarily due to the repayment of $700 million in bank loans in 2011 partially offset by a $500 million balance of commercial paper in 2012.  The lower long-term debt balance was primarily due to the redemption of $250 million in Senior Unsecured Notes in July 2011.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Higher pre-tax book income	$52
State valuation allowance adjustments (a)	(6)
State deferred tax rate change (b)	(11)
Total	$35

(a)
In February 2011 the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL Energy Supply recorded a $6 million state deferred income tax expense during the three months ended March 31, 2011 related to valuation allowances.

(b)	During the three months ended March 31, 2012, PPL recorded an $11 million adjustment related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$135	$379
Short-term debt	$500	$400

The $244 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	distributions to Member of $557 million; and
•	$199 million of capital expenditures; partially offset by
•	$254 million of cash provided by operating activities;
•	a net decrease of $198 million in notes receivable from affiliates; and
•	a net increase in short-term debt of $100 million.

PPL Energy Supply's cash provided by operating activities increased by $52 million for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to a $58 million decrease in defined benefit plan funding.

Credit Facilities

At March 31, 2012, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

				Letters of
				Credit Issued
				and
	Committed			Commercial	Unused
	Capacity	Borrowed		Paper Backstop	Capacity

Syndicated Credit Facility	$3,000	$		$634	$2,366
Letter of Credit Facility	200		n/a	144	56
Total PPL Energy Supply Credit Facilities (a)	$3,200	$		$778	$2,422

(a)
The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Long-term Debt

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 to the Financial Statements for information on the transaction and the debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

Commercial Paper

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At March 31, 2012, PPL Energy Supply had $500 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.47%.

Rating Agency Actions

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

As a result of the passage of the Dodd-Frank Act, PPL Energy Supply is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Energy Supply's ratings, but without stating what ratings have been assigned to PPL Energy Supply or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL Energy Supply and its subsidiaries and their respective securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to PPL Energy Supply and its subsidiaries.

In January 2012, S&P affirmed its rating and revised its outlook to stable from positive for PPL Montana's Pass Through Certificates due 2020.

Following the announcement of the then-pending acquisition of AES Ironwood, L.L.C. in February 2012, the rating agencies took the following actions:

In March 2012, Moody's placed AES Ironwood, L.L.C.'s senior secured bonds under review for possible ratings upgrade.

In April 2012, S&P affirmed the rating of AES Ironwood, L.L.C.'s senior secured bonds.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2012.  At March 31, 2012, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to prepay or post an additional $425 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2011 Form 10-K.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's generation assets, full-requirement sales contracts and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic positions at March 31, 2012 and December 31, 2011 was a net asset of $816 million and a net liability of $63 million.  The change in fair value is largely attributable to the dedesignation of cash flow hedges that are now classified as economic hedges.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2019.

The following table sets forth the changes in net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$1,082	$958
Contracts realized or otherwise settled during the period	(279)	(52)
Fair value of new contracts entered into during the period (a)	(1)	(17)
Other changes in fair value	413	109
Fair value of contracts outstanding at the end of the period	$1,215	$998

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2012, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$854	$349	$(17)	$10	$1,196
Prices based on significant unobservable inputs	10	5	4		19
Fair value of contracts outstanding at the end of the period	$864	$354	$(13)	$10	$1,215

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.  In connection with its bankruptcy proceedings, a significant counterparty, SMGT, had been purchasing lower volumes of electricity than prescribed in the contract and effective April 1, 2012 the contract was terminated.  At this time, PPL Energy Supply cannot predict the prices or other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of this contract.  See Note 10 to the Financial Statements for additional information.

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts mature at various times through 2016.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$(4)	$4
Contracts realized or otherwise settled during the period		2
Fair value of new contracts entered into during the period (a)	6	3
Other changes in fair value		(2)
Fair value of contracts outstanding at the end of the period	$2	$7

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

Unrealized losses of approximately $5 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2012, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$(8)	$8	$2		$2
Fair value of contracts outstanding at the end of the period	$(8)	$8	$2		$2

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

	Trading VaR		Non-Trading VaR
	Three Months	Twelve Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$7	$6
Average for the Period	2	3	8	5
High	2	6	9	7
Low	1	1	7	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2012.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at March 31, 2012.

At March 31, 2012, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at March 31, 2012 would increase the fair value of its debt portfolio by $49 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At March 31, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At March 31, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $48 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2011 Form 10-K for additional information.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities, including the April 2012 Ironwood Acquisition.

Environmental Matters

Protection of the environment is a priority for PPL Energy Supply and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc., and may impact the cost for their products or their demand for PPL Energy Supply's services.  See "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2011 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2011 Form 10-K for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2011 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Electric and its business strategy, a summary of Net Income Available to PPL Corporation and a discussion of certain events related to PPL Electric's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

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

Timely recovery of costs to maintain and enhance the reliability of its delivery system including the replacement of aging distribution assets is required in order to maintain strong cash flows and a strong credit profile.  Traditionally, such cost recovery would be pursued through periodic base rate case proceedings with the PUC.  As such costs continue to increase, more frequent rate case proceedings may be required or an alternative rate-making process would need to be implemented in order to achieve more timely recovery.  See "Regulatory Matters - Pennsylvania Activities - Legislation - Regulatory Procedures and Mechanisms" in Note 6 to the Financial Statements for information on Pennsylvania's new alternative rate-making mechanism.

Transmission costs are recovered through a FERC Formula Rate mechanism which is updated annually for costs incurred and assets placed in service.  Accordingly, increased costs including the replacement of aging transmission assets and the PJM-approved Regional Transmission Line Expansion Plan are recovered on a timely basis.

Financial and Operational Developments

Net Income Available to PPL Corporation

	Three Months Ended March 31,
	2012	2011	% Change

Net Income Available to PPL Corporation	$33	$52	(37)

See "Results of Operations" for a discussion and analysis of PPL Electric's earnings.

Redemption of Preference Stock

In April 2012, PPL Electric gave notice that it had elected to redeem all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share, on June 18, 2012.  The price to be paid for the redemption is the par value, without premium ($250 million in the aggregate).  The Preference Stock is reflected on PPL Electric's Balance Sheets in "Preferred securities."

Regional Transmission Line Expansion Plan

PPL Electric has experienced delays in obtaining necessary National Park Service (NPS) approvals for the Susquehanna-Roseland transmission line and anticipates a delay of the line's in-service date to 2015.  In March 2012, the NPS announced that the route proposed by PPL Electric and PSE&G, previously approved by the Pennsylvania and New Jersey public utility commissions, is the preferred route for the line under the NPS's National Environmental Policy Act review.  The NPS has stated that it expects to issue its record of decision in October 2012.  An appeal of the New Jersey Board of Public Utilities approval of the line is pending before the New Jersey Superior Court Appellate Division.  PPL Electric cannot predict the ultimate outcome or timing of the NPS approval or any further legal challenges to the project.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.  See Note 8 in PPL Electric's 2011 Form 10-K for additional information.

Results of Operations

The following discussion provides a summary of PPL Electric's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

	Three Months Ended March 31,
	2012	2011

Net Income Available to PPL Corporation	$33	$52

The changes in the components of Net Income Available to PPL Corporation between these periods were due to the following factors.

Pennsylvania gross delivery margins	$(13)
Other operation and maintenance	(6)
Depreciation	(6)
Other	3
Income Taxes	3
Total	$(19)

•	See "Statement of Income Analysis - Pennsylvania Gross Delivery Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance expense due to $3 million of higher payroll related costs, $3 million of higher support group costs and $2 million of higher vegetation management costs, partially offset by $5 million of lower PUC reportable storm costs.

•
Higher depreciation expense due to a $5 million depreciation impact from PP&E additions, primarily related to the ongoing efforts to maintain and enhance the reliability of the delivery system, including the replacement of aging infrastructure.

•
Lower income taxes primarily due to lower pre-tax income, which reduced income taxes by $9 million, partially offset by $4 million of benefits recorded in 2011 related to Pennsylvania Department of Revenue interpretive guidance on bonus depreciation.

Outlook

Excluding special items, PPL Electric projects lower earnings in 2012 compared with 2011, primarily driven by higher operation and maintenance expense, higher depreciation and lower distribution revenue, which are expected to be partially offset by higher transmission revenue and lower financing costs.

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million.  The PUC's review of the distribution rate increase is expected to take about nine months.  The proposed distribution revenue rate increase would result in a 2.9% increase over PPL Electric's present rates and would be effective January 1, 2013.  PPL Electric cannot predict the outcome of this proceeding.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Electric's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Energy purchases from affiliate," "Other operation and maintenance" expense, which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Electric's operations and analyze actual results to budget.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric for the three months ended March 31.

	2012			2011
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$457		$457	$554		$554
Electric revenue from affiliate	1		1	4		4
Total Operating Revenues	458		458	558		558

Operating Expenses
Energy purchases	153		153	251		251
Energy purchases from affiliate	21		21	6		6
Other operation and maintenance	22	$118	140	18	$112	130
Depreciation		39	39		33	33
Taxes, other than income	25	1	26	33	2	35
Total Operating Expenses	221	158	379	308	147	455
Total	$237	$(158)	$79	$250	$(147)	$103

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended March 31, as well as the change between periods.  The factors that gave rise to the change are described below the table.

	Three Months
	2012	2011	Change

PA Gross Delivery Margins by Component
Distribution	$189	$208	$(19)
Transmission	48	42	6
Total	$237	$250	$(13)

Distribution

Margins decreased as weather had an unfavorable impact of $16 million on base distribution revenues.

Transmission

Margins increased primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Other Operation and Maintenance

The increase/(decrease) in other operation and maintenance expense was due to:
Three Months Ended
March 31, 2012 vs. March 31, 2011

Payroll-related costs	$3
Vegetation management	2
Uncollectible accounts	2
Allocation of certain corporate support group costs	3
PUC-reportable storm costs, net of insurance recovery	(5)
Other	5
Total	$10

Depreciation

Depreciation increased by $6 million for the three months ended March 31, 2012 compared with the same period in 2011, primarily due to PP&E additions related to PPL Electric's ongoing efforts to ensure the reliability of its delivery system and replace aging infrastructure.

Taxes, Other Than Income

Taxes, other than income decreased by $9 million during the three months ended March 31, 2012 compared with the same period in 2011, primarily due to a decrease in gross receipts tax from a decline in taxable electric revenues.  This tax is included in "Pennsylvania Gross Delivery Margins."

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Lower pre-tax book income	$(9)
Federal and state tax reserve adjustments	1
Federal and state tax return adjustments (a)	2
Depreciation not normalized (a)	2
Other	1
Total	$(3)

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$149	$320

The $171 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$121 million of capital expenditures; and
•	the payment of $35 million of common stock dividends to PPL.

PPL Electric's cash used in operating activities improved by $37 million for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to a $44 million decrease in defined benefit plan funding.

Credit Facilities

At March 31, 2012, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

Syndicated Credit Facility (a)	$200		$1	$199
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$350		$1	$349

(a)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility to $300 million.

The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At March 31, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under this facility was limited to $82 million.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at March 31, 2012.

Equity Securities

In April 2012, PPL Electric gave notice that it had elected to redeem all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share, on June 18, 2012.  The price to be paid for the redemption is the par value, without premium ($250 million in the aggregate).  The Preference Stock is reflected on PPL Electric's Balance Sheets in "Preferred securities" at March 31, 2012 and December 31, 2011.

Rating Agency Actions

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

As a result of the passage of the Dodd-Frank Act, PPL Electric is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Electric's ratings, but without stating what ratings have been assigned to PPL Electric or its securities.  The ratings assigned by the rating agencies to PPL Electric and its respective securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

The rating agencies did not take any actions related to PPL Electric in 2012.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2011 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential annual exposure to increased interest expense, based on a 10% increase in interest rates, at March 31, 2012.  PPL Electric estimated that a 10% decrease in interest rates at March 31, 2012 would increase the fair value of its debt portfolio by $93 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2011 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Protection of the environment is a priority for PPL Electric and a significant element of its business activities.  See "Item 1. Business - Environmental Matters" in PPL Electric's 2011 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes, regulatory assets and liabilities and revenue recognition - unbilled revenue.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2011 Form 10-K for a discussion of each critical accounting policy.

LG&E AND KU ENERGY LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with LKE's Condensed Consolidated Financial Statements and the accompanying Notes and with LKE's 2011 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LKE and its business strategy, a summary of Net Income and a discussion of certain events related to LKE's results of operations and financial condition.

•
"Results of Operations" provides a summary of LKE's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LKE's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

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

A key objective for LKE is to maintain a strong credit profile through managing financing costs and access to credit markets.  LKE continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

	Three Months Ended March 31,
	2012	2011	% Change

Net Income	$53	$87	(39)

See "Results of Operations" for a discussion and analysis of LKE's earnings.

Registered Debt Exchange Offer by LKE

In April 2012, LKE filed a Form S-4 Registration Statement with the SEC, as required by a registration rights agreement entered into in connection with the issuance of senior notes in September 2011 in a transaction not registered under the Securities Act of 1933.  The Form S-4 relates to an offer to exchange the senior notes issued in September 2011 for similar but registered securities.  See Note 7 to the Financial Statements for additional information.

Commercial Paper

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances will be supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at March 31, 2012.  See Note 7 to the Financial Statements for additional information.

Pending Bluegrass CTs Acquisition and NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site.  In conjunction with this request and to meet new, stricter EPA regulations, LG&E and KU anticipate retiring six older coal-fired electric generating units.  These units are located at the Cane Run, Green River and Tyrone plants, which have a combined summer rating of 797 MW.  LG&E and KU also requested approval to purchase the Bluegrass CTs, which are expected to provide up to 495 MW of peak generation supply.  In November 2011, LG&E and KU filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.

LG&E and KU anticipate that the NGCC construction and the acquisition of the Bluegrass CTs could require up to $800 million (comprised of up to $300 million for LG&E and up to $500 million for KU) in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC construction and the acquisition of the Bluegrass CTs were not included in the CPCN filing with the KPSC but are expected to be included in future rate proceedings.  In May 2012, the KPSC issued an order approving the request to build the NGCC and purchase the Bluegrass CTs.  Also, on May 4, 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to implementation of satisfactory mitigation measures to address market-power concerns.  FERC approval of the proposed mitigation measures is required.  LG&E and KU are reviewing the order's conditions and their impact on the closing conditions under the Bluegrass CTs purchase contract, as well as other regulatory, operational and economic aspects of the transaction.  See Notes 6 and 8 to the Financial Statements for additional information.

Results of Operations

The following discussion provides a summary of LKE's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LKE's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

	Three Months Ended March 31,
	2012	2011

Net Income	$53	$87

The changes in the components of Net Income between these periods were due to the following factors, which are adjusted for certain items that management considers special.  See additional detail of these special items in the table below.

Margin	$(28)
Other operation and maintenance	(22)
Depreciation	(4)
Taxes, other than income	(2)
Other Income (Expense) - net	(2)
Interest Expense	(2)
Income Taxes	22
Special Items, after-tax	4
Total	$(34)

•	See "Statement of Income Analysis - Margin - Changes in Non-GAAP Financial Measures" for an explanation of margin.

•
Higher other operation and maintenance expense due to $11 million of higher steam maintenance costs primarily resulting from an increased scope of scheduled plant outages, a $6 million credit to establish a regulatory asset recorded in the first quarter of 2011 related to 2009 storm costs and $3 million of higher storm restoration and vegetation management costs.

•	Lower income taxes primarily due to the change in pre-tax income.

The following after-tax amounts, which management considers special items, also impacted earnings:

	Income Statement	Three Months Ended March 31,
	Line Item	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Acquisition-related adjustments:
Net operating loss carryforward and other tax related adjustments	Income Taxes and Other O&M	$4
Total		$4

Outlook

Excluding special items, LKE projects lower earnings in 2012 compared with 2011, as margin increases are not expected to offset operating expense increases, including depreciation.  Actual results will be dependent on the effects of the economy and the impact of weather on retail sales among other variables.  As a result of the stay out provision established in the settlement of the PPL-LKE acquisition, LKE is generally unable to implement an increase in base rates for its two regulated utilities in Kentucky before January 1, 2013.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LKE's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by LKE for the three months ended March 31.

	2012			2011
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$705		$705	$766		$766
Operating Expenses
Fuel	213		213	215		215
Energy purchases	74		74	107		107
Other operation and maintenance	22	$184	206	21	$160	181
Depreciation	13	73	86	12	69	81
Taxes, other than income		11	11		9	9
Total Operating Expenses	322	268	590	355	238	593
Total	$383	$(268)	$115	$411	$(238)	$173

(a)	Represents amounts excluded from Margin.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $28 million during the three months ended March 31, 2012, compared with the same period in 2011.  The negative impact mainly resulted from $23 million of lower retail electric margins as volumes were impacted by unseasonably mild weather in the first quarter of 2012.  The total heating degree days decreased by 26% compared to the same period in 2011.

The $61 million decrease in revenues resulted from a negative volume variance, largely due to a decrease in retail sales volumes of $61 million and a decrease in off-system sales volumes to third-parties of $14 million.  This decrease was offset by a positive fuel price variance of $14 million, due to increased recoverable fuel expenses.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Steam maintenance (a)	$11
Distribution maintenance (b)	8
Other	6
Total	$25

(a)	Steam maintenance costs increased $11 million, primarily resulting from an increased scope of scheduled outages.
(b)	A $6 million credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs. Storm restoration and vegetation management costs increased $3 million.

Depreciation

Depreciation increased by $5 million for the three months ended March 31, 2012 compared with the same period in 2011, primarily due to PP&E additions.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Lower pre-tax book income	$(24)
Net operating loss carryforward adjustment (a)	(6)
Other	2
Total	$(28)

(a)	In the first quarter of 2012, LKE recorded a prior period adjustment to deferred taxes related to net operating losses.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$104	$59

The $45 million increase in LKE's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $232 million, partially offset by
•	capital expenditures of $174 million and
•	the payment of $25 million of distributions to PPL.

LKE's cash provided by operating activities increased by $39 million for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to:

•	a decrease in cash outflows of $95 million due to a reduction in discretionary defined benefit plan contributions;
•
a net decrease in accounts receivable and accounts payable of $25 million due to an increase in the customer receivable balance in 2012 resulting from increased revenues in 2012 following unseasonably mild weather in December 2011 and the timing of cash receipts and payments, including a decrease of $11 million due to lower revenues and corresponding natural gas purchases and a decrease of $8 million in natural gas purchases for electric generation due to a $12 million volume variance, partially offset by a $4 million decrease in price;

•
an increase in cash inflows related to income tax receivable of $17 million primarily due to LKE recording a $52 million receivable for a capital loss carryover in 2011, partially offset by a payment of $40 million received in 2011; and

•	a decrease in cash outflows related to accrued taxes of $17 million primarily due to the timing of property tax payments; partially offset by
•
a decrease in net income adjusted for non-cash effects of $110 million (deferred income taxes and investment tax credits of $88 million, net income of $34 million and defined benefit plans - expense of $2 million, partially offset by depreciation of $5 million and other noncash items of $9 million) and

•
an increase in cash outflows related to inventory of $14 million, which was primarily driven by a $7 million lesser decline in gas storage volumes in 2012 as compared with 2011 and a $4 million increase in coal inventory in 2012 as compared with a $5 million decrease in 2011 resulting from lower coal-fired generation, which was a result of the mild winter weather.

Credit Facilities

At March 31, 2012, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Supply	$300			$300
LG&E Syndicated Credit Facility	400			400
KU Credit Facilities	598		$198	400
Total Credit Facilities (a)	$1,298		$198	$1,100

(a)
The commitments under LKE's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 10% of the total committed capacity; however, the PPL affiliate provides a commitment of approximately 23% of the total facilities listed above.

See Note 7 to the Financial Statements for further discussion of LKE's credit facilities and long-term debt securities.

Rating Agency Actions

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

The rating agencies took the following actions related to LKE and its subsidiaries:

In February 2012, Fitch assigned ratings to the two newly established commercial paper programs for LG&E and KU.

In March 2012, Moody's affirmed the following ratings:
•	the long-term ratings of the First Mortgage Bonds for LG&E and KU;
•	the issuer ratings for LG&E and KU; and
•	the bank loan ratings for LG&E and KU.

Also in March 2012, Moody's and S&P each assigned short-term ratings to the two newly established commercial paper programs for LG&E and KU.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or its subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2012.  At March 31, 2012, if LKE's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that LKE would have been required to post as additional collateral to counterparties was $95 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

Risk Management

Market Risk

LKE is exposed to market risk from equity instruments, interest rate instruments and commodity instruments, as discussed below.  However, regulatory cost recovery mechanisms significantly mitigate those risks.  See Notes 13 and 14 to the Financial Statements for information about LKE's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LKE conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

LKE and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  LKE utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under LKE's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LKE's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2012, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at March 31, 2012, would increase the fair value of its debt portfolio by $122 million.

At March 31, 2012, LKE had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(54)	$(4)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at March 31, 2012 mature through 2033.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's and LKE's 2011 Form 10-K for additional information.

Related Party Transactions

LKE is not aware of any material ownership interest or operating responsibility by senior management of LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with LKE.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

Protection of the environment is a major priority for LKE and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LKE's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures; or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc. and may impact the costs for their products or their demand for LKE's services.  See "Item 1. Business - Environmental Matters" in LKE's 2011 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in LKE's 2011 Form 10-K for a discussion of each critical accounting policy.

LOUISVILLE GAS AND ELECTRIC COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with LG&E's Condensed Financial Statements and the accompanying Notes and with LG&E's 2011 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LG&E and its business strategy, a summary of Net Income and a discussion of certain events related to LG&E's results of operations and financial condition.

•
"Results of Operations" provides a summary of LG&E's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

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

A key objective for LG&E is to maintain a strong credit profile through managing financing costs and access to credit markets.  LG&E continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

	Three Months Ended March 31,
	2012	2011	% Change

Net Income	$25	$39	(36)

See "Results of Operations" for a discussion and analysis of LG&E's earnings.

Commercial Paper

In February 2012, LG&E established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs.  Commercial paper issuances will be supported by LG&E's Syndicated Credit Facilities.  LG&E had no commercial paper outstanding at March 31, 2012.  See Note 7 to the Financial Statements for additional information.

Pending Bluegrass CTs Acquisition and NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site.  In conjunction with this request and to meet new, stricter EPA regulations, LG&E anticipates retiring three older coal-fired electric generating units, located at the Cane Run plant, which have a combined summer rating of 563 MW.  LG&E and KU also requested approval to purchase the Bluegrass CTs, which are expected to provide up to 495 MW of peak generation supply.  In November 2011, LG&E and KU filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.

LG&E anticipates that its share of the NGCC construction and the acquisition of the Bluegrass CTs could require up to $300 million in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC construction and the acquisition of the Bluegrass CTs were not included in the CPCN filing with the KPSC but are expected to be included in future rate proceedings.  In May 2012, the KPSC issued an order approving the request to build the NGCC and purchase the Bluegrass CTs.  Also, on May 4, 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to implementation of satisfactory mitigation measures to address market-power concerns.  FERC approval of the proposed mitigation measures is required.  LG&E is reviewing the order's conditions and their impact on the closing conditions under the Bluegrass CTs purchase contract, as well as other regulatory, operational and economic aspects of the transaction.  See Notes 6 and 8 to the Financial Statements for additional information.
Results of Operations

The following discussion provides a summary of LG&E's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

	Three Months Ended March 31,
	2012	2011

Net Income	$25	$39

The changes in the components of Net Income between these periods were due to the following factors.

Margin	$(12)
Other operation and maintenance	(8)
Depreciation	(2)
Taxes, other than income	(1)
Other Income (Expense) - net	2
Income Taxes	7
Total	$(14)

•	See "Statement of Income Analysis - Margin - Changes in Non-GAAP Financial Measures" for an explanation of margin.

•	Higher other operation and maintenance due to $8 million of higher steam maintenance costs primarily resulting from an increased scope of scheduled plant outages.

•	Lower income taxes primarily due to the change in pre-tax income.

Outlook

LG&E projects lower earnings in 2012 compared with 2011, as margin increases are not expected to offset operating expense increases, including depreciation.  Actual results will be dependent on the effects of the economy and the impact of weather on retail sales among other variables.  As a result of the stay out provision established in the settlement of the PPL-LKE acquisition, LG&E is generally unable to implement an increase in base rates before January 1, 2013.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LG&E's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by LG&E for the three months ended March 31.

	2012			2011
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$353		$353	$398		$398
Operating Expenses
Fuel	89		89	85		85
Energy purchases	73		73	110		110
Other operation and maintenance	10	$88	98	10	$80	90
Depreciation	1	37	38	1	35	36
Taxes, other than income		5	5		4	4
Total Operating Expenses	173	130	303	206	119	325
Total	$180	$(130)	$50	$192	$(119)	$73

(a)	Represents amounts excluded from Margin.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $12 million during the three months ended March 31, 2012, compared with the same period in 2011.  The negative impact mainly resulted from $6 million of lower retail electric margins as volumes were impacted by unseasonably mild weather in the first quarter of 2012.  The total heating degree days decreased by 28% compared to the same period in 2011.

The $45 million decrease in revenues resulted from a negative volume variance, largely due to a decrease in retail sales volumes of $40 million and a decrease in off-system sales volumes to third-parties of $13 million.  This decrease was partially offset by a positive fuel price variance of $12 million, due to increased recoverable fuel expenses.

Other Operation and Maintenance

Other operation and maintenance increased by $8 million for the three months ended March 31, 2012 compared with the same period in 2011, due to higher steam maintenance costs of $8 million, primarily resulting from an increased scope of scheduled outages.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Lower pre-tax book income	$(8)
Other	1
Total	$(7)

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$54	$25

The $29 million increase in LG&E's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $102 million;
•	capital expenditures of $60 million; and
•	the payment of $15 million of common stock dividends.

LG&E's cash provided by operating activities increased by $11 million for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to:

•	a decrease in cash outflows of $41 million due to a reduction in discretionary defined benefit plan contributions and
•
a net decrease in accounts receivable and accounts payable of $9 million due to the timing of cash receipts and payments, including a decrease of $11 million due to lower revenues and corresponding natural gas purchases and a decrease of $8 million in natural gas purchases for electric generation due to a $12 million volume variance, partially offset by a $4 million decrease in price, partially offset by

•
an increase in cash outflows related to inventory of $21 million, which was primarily driven by a $7 million lesser decline in gas storage volumes in 2012 as compared with 2011 and a $14 million increase in coal inventory in 2012 as compared with a $1 million decrease in 2011 resulting from lower coal-fired generation, which was a result of the mild winter weather and

•
a decrease in net income adjusted for non-cash effects of $10 million (net income of $14 million and defined benefit plans - expense of $1 million, partially offset by deferred income taxes and investment tax credits of $3 million and depreciation of $2 million).

Credit Facilities

At March 31, 2012, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a)	$400			$400

(a)
The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At March 31, 2012 and December 31, 2011, there was no balance outstanding.

See Note 7 to the Financial Statements for further discussion of LG&E's credit facilities.

Rating Agency Actions

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

As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, LG&E is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to LG&E's ratings, but without stating what ratings have been assigned to LG&E's securities.  The ratings assigned by the rating agencies to LG&E and its securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to LG&E:

In February 2012, Fitch assigned ratings to LG&E's newly established commercial paper program.

In March 2012, Moody's affirmed the following ratings:
•	the long-term ratings of the First Mortgage Bonds for LG&E;
•	the issuer ratings for LG&E; and
•	the bank loan ratings for LG&E.

Also in March 2012, Moody's and S&P each assigned short-term ratings to LG&E's newly established commercial paper programs.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2012.  At March 31, 2012, if LG&E's credit ratings had been below investment grade, the maximum amount that LG&E would have been required to post as additional collateral to counterparties was $66 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

Risk Management

Market Risk

LG&E is exposed to market risk from equity instruments, interest rate instruments and commodity instruments, as discussed below.  However, regulatory cost recovery mechanisms significantly mitigate those risks.  See Notes 13 and 14 to the Financial Statements for information about LG&E's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk

LG&E's rates are set by a regulatory commission and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E is subject to commodity price risk for only a small portion of on-going business operations.  LG&E conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

LG&E has issued debt to finance its operations, which exposes it to interest rate risk.  LG&E utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under LG&E's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LG&E's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2012, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at March 31, 2012, would increase the fair value of its debt portfolio by $27 million.

At March 31, 2012, LG&E had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(54)	$(4)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LG&E is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets and liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at March 31, 2012 mature through 2033.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's and LG&E's 2011 Form 10-K for additional information.

Related Party Transactions

LG&E is not aware of any material ownership interest or operating responsibility by senior management of LG&E in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with LG&E.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

Protection of the environment is a major priority for LG&E and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LG&E's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures; or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc. and may impact the costs for their products or their demand for LG&E's services.  See "Item 1. Business - Environmental Matters" in LG&E's 2011 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in LG&E's 2011 Form 10-K for a discussion of each critical accounting policy.

KENTUCKY UTILITIES COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with KU's Condensed Financial Statements and the accompanying Notes and with KU's 2011 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of KU and its business strategy, a summary of Net Income and a discussion of certain events related to KU's results of operations and financial condition.

•
"Results of Operations" provides a summary of KU's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on KU's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

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

A key objective for KU is to maintain a strong credit profile through managing financing costs and access to credit markets.  KU continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

	Three Months Ended March 31,
	2012	2011	% Change

Net Income	$38	$58	(34)

See "Results of Operations" for a discussion and analysis of KU's earnings.

Commercial Paper

In February 2012, KU established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs.  Commercial paper issuances will be supported by KU's Syndicated Credit Facilities.  KU had no commercial paper outstanding at March 31, 2012.  See Note 7 to the Financial Statements for additional information.

Pending Bluegrass CTs Acquisition and NGCC Construction

In September 2011, KU and LG&E filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site.  In conjunction with this request and to meet new, stricter EPA regulations, KU anticipates retiring three older coal-fired electric generating units.  These units are located at the Green River and Tyrone plants, which have a combined summer rating of 234 MW.  KU and LG&E also requested approval to purchase the Bluegrass CTs, which are expected to provide up to 495 MW of peak generation supply.  In November 2011, LG&E and KU filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.

KU anticipates that its share of the NGCC construction and the acquisition of the Bluegrass CTs could require up to $500 million in capital costs including related transmission projects.  Formal requests for recovery of the costs associated with the NGCC construction and the acquisition of the Bluegrass CTs were not included in the CPCN filing with the KPSC but are expected to be included in future rate proceedings.  In May 2012, the KPSC issued an order approving the request to build the NGCC and purchase the Bluegrass CTs.  Also, on May 4, 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to implementation of satisfactory mitigation measures to address market-power concerns.  FERC approval of the proposed mitigation measures is required.  KU is reviewing the order's conditions and their impact on the closing conditions under the Bluegrass CTs purchase contract, as well as other regulatory, operational and economic aspects of the transaction.  See Notes 6 and 8 to the Financial Statements for additional information.

Results of Operations

The following discussion provides a summary of KU's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on KU's Statements of Income, comparing the three months ended March 31, 2012 with the same period in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

	Three Months Ended March 31,
	2012	2011

Net Income	$38	$58

The changes in the components of Net Income between these periods were due to the following factors.

Margin	$(16)
Other operation and maintenance	(10)
Depreciation	(2)
Taxes, other than income	(1)
Other Income (Expense) - net	(2)
Interest Expense	1
Income Taxes	10
Total	$(20)

•	See "Statement of Income Analysis - Margin - Changes in Non-GAAP Financial Measures" for an explanation of margin.

•
Higher other operation and maintenance due to a $6 million credit to establish a regulatory asset recorded in the first quarter of 2011 related to 2009 storm costs, $3 million of higher steam maintenance costs primarily resulting from an increased scope of scheduled plant outages and $2 million of higher storm restoration and vegetation management costs.

•	Lower income taxes primarily due to the change in pre-tax income.

Outlook

KU projects lower earnings in 2012 compared with 2011, as margin increases are not expected to offset operating expense increases, including depreciation.  Actual results will be dependent on the effects of the economy and the impact of weather on retail sales among other variables.  As a result of the stay out provision established in the settlement of the PPL-LKE acquisition, KU is generally unable to implement an increase in base rates in Kentucky before January 1, 2013.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in KU's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margin" as defined by KU for the three months ended March 31.

	2012			2011
			Operating			Operating
	Margin	Other (a)	Income (b)	Margin	Other (a)	Income (b)

Operating Revenues	$380		$380	$406		$406
Operating Expenses
Fuel	124		124	130		130
Energy purchases	29		29	35		35
Other operation and maintenance	12	$83	95	11	$73	84
Depreciation	12	36	48	11	34	45
Taxes, other than income		6	6		5	5
Total Operating Expenses	177	125	302	187	112	299
Total	$203	$(125)	$78	$219	$(112)	$107

(a)	Represents amounts excluded from Margin.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $16 million during the three months ended March 31, 2012, compared with the same period in 2011.  The negative impact mainly resulted from $16 million of lower retail electric margins as volumes were impacted by unseasonably mild weather in the first quarter of 2012.  The total heating degree days decreased by 23% compared to the same period in 2011.

The $26 million decrease in revenues resulted from a negative volume variance, largely due to a decrease in retail sales volumes of $21 million and a decrease in off-system sales volumes to third-parties of $1 million.  This decrease was offset by a positive fuel price variance of $2 million, due to increased recoverable fuel expenses.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Distribution maintenance (a)	$8
Other	3
Total	$11

(a)	A $6 million credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs. Storm restoration and vegetation management costs increased $2 million.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months Ended
March 31, 2012 vs. March 31, 2011

Lower pre-tax book income	$(12)
Other	2
Total	$(10)

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

KU had the following at:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$46	$31

The $15 million increase in KU's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $152 million, partially offset by
•	capital expenditures of $113 million and
•	the payment of $24 million of common stock dividends.

KU's cash provided by operating activities increased by $21 million for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to:

•	a decrease in cash outflows of $27 million due to a reduction in discretionary defined benefit plan contributions;
•	a decrease in cash outflows related to accounts payable to affiliates of $10 million due to the timing of cash payments; and
•
a decrease in cash outflows related to inventory of $7 million, which was driven primarily by decreases in volumes in 2012 and 2011, which was attributed to reduced shipments after the winter seasonal build-up, and a decrease in price per ton of coal; partially offset by

•
a net increase in accounts receivable and accounts payable of $20 million due to an increase in the customer receivable balance in 2012 resulting from increased revenues in 2012 following unseasonably mild weather in December 2011 and the timing of cash receipts and payments, including a $12 million collection in 2011 on 2010 tax settlements with LKE.

Credit Facilities

At March 31, 2012, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a)	$400			$400
Letter of Credit Facility	198		$198

(a)
The commitments under KU's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 19% of the total committed capacity available to KU.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At March 31, 2012 and December 31, 2011, there was no balance outstanding.

See Note 7 to the Financial Statements for further discussion of KU's credit facilities.

Rating Agency Actions

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

As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, KU is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to KU's ratings, but without stating what ratings have been assigned to KU's securities.  The ratings assigned by the rating agencies to KU and its securities may be found, without charge, on each of the respective rating agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to KU:

In February 2012, Fitch assigned ratings to KU's newly established commercial paper program.

In March 2012, Moody's affirmed the following ratings:
•	the long-term ratings of the First Mortgage Bonds for KU;
•	the issuer ratings for KU; and
•	the bank loan ratings for KU.

Also in March 2012, Moody's and S&P each assigned short-term ratings to KU's newly established commercial paper programs.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2012.  At March 31, 2012, if KU's credit ratings had been below investment grade, the maximum amount that KU would have been required to post as additional collateral to counterparties was $29 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations.

Risk Management

Market Risk

KU is exposed to market risk from equity instruments, interest rate instruments and commodity instruments, as discussed below.  However, regulatory cost recovery mechanisms significantly mitigate those risks.  See Notes 13 and 14 to the Financial Statements for information about KU's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk

KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, KU is subject to commodity price risk for only a small portion of on-going business operations.  KU conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve KU's or LG&E's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

KU has issued debt to finance its operations, which exposes it to interest rate risk.  At March 31, 2012, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at March 31, 2012, would increase the fair value of its debt portfolio by $72 million.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's and KU's 2011 Form 10-K for additional information.

Related Party Transactions

KU is not aware of any material ownership interest or operating responsibility by senior management of KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with KU.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

Protection of the environment is a major priority for KU and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to KU's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or forfeitures; or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc. and may impact the costs for their products or their demand for KU's services.  See "Item 1. Business - Environmental Matters" in KU's 2011 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in KU's 2011 Form 10-K for a discussion of each critical accounting policy.

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in each Registrant's "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

(a)           Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2012, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)           Change in internal controls over financial reporting.

PPL Corporation

As reported in the 2011 Form 10-K, PPL's principal executive officer and principal financial officer concluded that a recent systems migration related to the WPD Midlands acquisition created a material change to its internal control over financial reporting.  Specifically, on December 1, 2011 the use of legacy information technology systems at WPD Midlands was discontinued and the related data, processes and internal controls were migrated to the systems, processes and controls currently in place at PPL WW.

Risks related to the system migration were partially mitigated by PPL's expanded internal control over financial reporting that were implemented subsequent to the acquisition and PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provided management additional time for review and analysis of WPD Midlands' results and their incorporation into PPL's consolidated financial statements.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2011 Form 10-K; and
•	Notes 5, 6 and 10 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes in the Registrant's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2011 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

*4(a)	-	Amendment No. 6 to PPL Amended and Restated Employee Stock Ownership Plan, dated January 18, 2012
4(b)	-	Final Terms of WPD East Midlands £100,000,000 5.25% Notes due 2023 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2012)
[_]10(a)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. Farr and Gabbard (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

*[_]10(b)	-	Form of Change in Control Severance Protection Agreement as adopted March 5, 2012
*[_]10(c)	-	Change in Control Severance Protection Agreement, effective as of March 5, 2012, entered into between PPL Corporation and Gregory N. Dudkin
10(d)	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(e)	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

*10(f)	-
Commitment Increase Agreement, dated as of April 20, 2012, entered into by and among PPL Electric Utilities Corporation, the Lenders who are increasing their Commitments, the JLA Issuing Banks, who are consenting to the increase in Fronting Sublimit, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender

10(g)	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(h)	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charge

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2012, filed by the following officers for the following companies:

*31(a)	-	PPL Corporation's principal executive officer
*31(b)	-	PPL Corporation's principal financial officer
*31(c)	-	PPL Energy Supply, LLC's principal executive officer
*31(d)	-	Energy Supply, LLC's principal financial officer
*31(e)	-	PPL Electric Utilities Corporation's principal executive officer
*31(f)	-	PPL Electric Utilities Corporation's principal financial officer
*31(g)	-	LG&E and KU Energy LLC's principal executive officer

*31(h)	-	LG&E and KU Energy LLC's principal financial officer
*31(i)	-	Louisville Gas and Electric Company's principal executive officer
*31(j)	-	Louisville Gas and Electric Company's principal financial officer
*31(k)	-	Kentucky Utilities Company's principal executive officer
*31(l)	-	Kentucky Utilities Company's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2012, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer
*32(b)	-	PPL Corporation's principal financial officer
*32(c)	-	PPL Energy Supply, LLC's principal executive officer
*32(d)	-	Energy Supply, LLC's principal financial officer
*32(e)	-	PPL Electric Utilities Corporation's principal executive officer
*32(f)	-	PPL Electric Utilities Corporation's principal financial officer
*32(g)	-	LG&E and KU Energy LLC's principal executive officer
*32(h)	-	LG&E and KU Energy LLC's principal financial officer
*32(i)	-	Louisville Gas and Electric Company's principal executive officer
*32(j)	-	Louisville Gas and Electric Company's principal financial officer
*32(k)	-	Kentucky Utilities Company's principal executive officer
*32(l)	-	Kentucky Utilities Company's principal financial officer

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company
101.SCH	-
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: May 7, 2012	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: May 7, 2012	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: May 7, 2012	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)