Form 10-Q
period 2012-06-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2012-08-08
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 580,736,054 shares outstanding at July 31, 2012.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2012.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2012.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2012.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

Unless otherwise specified, references within this Report, individually, to PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which are consolidated into such Registrants in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

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

i

PPL Montour - PPL Montour, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

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

Bcf - billion cubic feet.

Bluegrass CTs - three natural gas combustion turbines owned by Bluegrass Generation.  In 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of these combustion turbines, subject to certain conditions including receipt of applicable regulatory approvals and clearances.  In June 2012, LG&E and KU terminated the asset purchase agreement.

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

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2010.

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

v

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

Securities Act of 1933 - the Securities Act of 1933, 15 U.S. Code, Sections 77a-77aa, as amended.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

SMGT - Southern Montana Electric Generation & Transmission Cooperative, Inc., a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus that was terminated effective April 1, 2012.

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

Utilization Factor - a measure reflecting the percentage of electricity actually generated by plants compared with the electricity the plants could produce at full capacity when available.

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

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the length and cost of scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	expansion of alternative sources of electricity generation;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	market demand and prices for energy, capacity, transmission services, emission allowances, RECs and delivered fuel;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
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

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•
the outcome of any rate cases or other cost recovery filings by PPL Electric at the PUC or the FERC, by LG&E at the KPSC or the FERC, by KU at the KPSC, VSCC, TRA or the FERC, or by WPD at Ofgem in the U.K.;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenues
Utility	$1,605	$1,484	$3,319	$3,020
Unregulated retail electric and gas	179	181	402	328
Wholesale energy marketing
Realized	1,083	732	2,291	1,770
Unrealized economic activity (Note 14)	(458)	(44)	394	13
Net energy trading margins	10	10	18	21
Energy-related businesses	130	126	237	247
Total Operating Revenues	2,549	2,489	6,661	5,399

Operating Expenses
Operation
Fuel	411	414	835	889
Energy purchases
Realized	787	434	1,670	1,105
Unrealized economic activity (Note 14)	(442)	(109)	149	(127)
Other operation and maintenance	739	723	1,445	1,306
Depreciation	271	237	535	445
Taxes, other than income	87	75	178	148
Energy-related businesses	124	120	226	233
Total Operating Expenses	1,977	1,894	5,038	3,999

Operating Income	572	595	1,623	1,400

Other Income (Expense) - net	30	(34)	13	(39)

Other-Than-Temporary Impairments	1		1	1

Interest Expense	236	264	466	438

Income from Continuing Operations Before Income Taxes	365	297	1,169	922

Income Taxes	88	96	347	319

Income from Continuing Operations After Income Taxes	277	201	822	603

Income (Loss) from Discontinued Operations (net of income taxes)	(6)	(1)	(6)	2

Net Income	271	200	816	605

Net Income Attributable to Noncontrolling Interests		4	4	8

Net Income Attributable to PPL Corporation	$271	$196	$812	$597

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$277	$197	$818	$595
Income (Loss) from Discontinued Operations (net of income taxes)	(6)	(1)	(6)	2
Net Income	$271	$196	$812	$597

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Corporation Common Shareowners:
Basic	$0.47	$0.35	$1.40	$1.13
Diluted	$0.47	$0.35	$1.40	$1.13
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.46	$0.35	$1.39	$1.14
Diluted	$0.46	$0.35	$1.39	$1.14

Dividends Declared Per Share of Common Stock	$0.36	$0.35	$0.72	$0.70

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	579,881	561,652	579,462	522,897
Diluted	580,593	562,019	580,062	523,184

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$271	$200	$816	$605

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of ($2), $0, $0, $1	(179)	93	(103)	160
Available-for-sale securities, net of tax of $8, ($1), ($20), ($13)	(7)	1	15	13
Qualifying derivatives, net of tax of $7, $21, ($55), ($11)	2	(30)	68	7
Equity investees' other comprehensive income (loss), net of
tax of $0, $0, $2, $0	1		(3)	(1)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $28, $0, $28, $0	(85)		(85)
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $1, $0, $3, $5	(1)	(1)	(4)	(8)
Qualifying derivatives, net of tax of $84, $55, $171, $106	(140)	(89)	(262)	(158)
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0, $0		1		3
Defined benefit plans:
Prior service costs, net of tax of ($2), ($1), ($3), ($3)	2	2	5	5
Net actuarial loss, net of tax of ($7), ($6), ($11), ($10)	17	12	37	23
Total other comprehensive income (loss) attributable to PPL
Corporation	(390)	(11)	(332)	44

Comprehensive income (loss)	(119)	189	484	649
Comprehensive income attributable to noncontrolling interests		4	4	8

Comprehensive income (loss) attributable to PPL Corporation	$(119)	$185	$480	$641

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$816	$605
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	535	446
Amortization	88	126
Defined benefit plans - expense	84	71
Deferred income taxes and investment tax credits	364	337
Unrealized (gains) losses on derivatives, and other hedging activities	(209)	(165)
Other	25	67
Change in current assets and current liabilities
Accounts receivable	21	(36)
Accounts payable	(126)	(60)
Unbilled revenues	72	194
Prepayments	(97)	111
Counterparty collateral	57	(258)
Taxes	29	(63)
Accrued interest	(87)	(9)
Other	(71)	36
Other operating activities
Defined benefit plans - funding	(493)	(550)
Other assets	(16)	(42)
Other liabilities	(45)	4
Net cash provided by operating activities	947	814
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,309)	(1,003)
Proceeds from the sale of certain non-core generation facilities		381
Ironwood Acquisition, net of cash acquired	(84)
Acquisition of WPD Midlands		(5,763)
Purchases of nuclear plant decommissioning trust investments	(85)	(107)
Proceeds from the sale of nuclear plant decommissioning trust investments	79	100
Proceeds from the sale of other investments	21	163
Net (increase) decrease in restricted cash and cash equivalents	54	(22)
Other investing activities	(29)	(48)
Net cash provided by (used in) investing activities	(1,353)	(6,299)
Cash Flows from Financing Activities
Issuance of long-term debt	575	4,350
Issuance of common stock	35	2,266
Payment of common stock dividends	(413)	(340)
Redemption of preference stock of a subsidiary	(250)
Net increase (decrease) in short-term debt	311	(321)
Other financing activities	(67)	(108)
Net cash provided by (used in) financing activities	191	5,847
Effect of Exchange Rates on Cash and Cash Equivalents	(6)	(18)
Net Increase (Decrease) in Cash and Cash Equivalents	(221)	344
Cash and Cash Equivalents at Beginning of Period	1,202	925
Cash and Cash Equivalents at End of Period	$981	$1,269

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$981	$1,202
Short-term investments		16
Restricted cash and cash equivalents	101	152
Accounts receivable (less reserve: 2012, $64; 2011, $54)
Customer	750	736
Other	63	91
Unbilled revenues	754	830
Fuel, materials and supplies	719	654
Prepayments	252	160
Price risk management assets	2,483	2,548
Regulatory assets	17	9
Other current assets	31	28
Total Current Assets	6,151	6,426

Investments
Nuclear plant decommissioning trust funds	681	640
Other investments	68	78
Total Investments	749	718

Property, Plant and Equipment
Regulated utility plant	23,584	22,994
Less: accumulated depreciation - regulated utility plant	3,813	3,534
Regulated utility plant, net	19,771	19,460
Non-regulated property, plant and equipment
Generation	11,182	10,514
Nuclear fuel	524	457
Other	674	637
Less: accumulated depreciation - non-regulated property, plant and equipment	5,762	5,676
Non-regulated property, plant and equipment, net	6,618	5,932
Construction work in progress	1,880	1,874
Property, Plant and Equipment, net (a)	28,269	27,266
Other Noncurrent Assets
Regulatory assets	1,335	1,349
Goodwill	4,036	4,114
Other intangibles (a)	909	1,065
Price risk management assets	1,112	920
Other noncurrent assets	947	790
Total Other Noncurrent Assets	8,339	8,238

Total Assets	$43,508	$42,648

(a)
Both June 30, 2012 and December 31, 2011 include $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$889	$578
Long-term debt due within one year	12
Accounts payable	1,037	1,214
Taxes	94	65
Interest	201	287
Dividends	210	207
Price risk management liabilities	1,595	1,570
Regulatory liabilities	58	73
Other current liabilities	1,222	1,261
Total Current Liabilities	5,318	5,255

Long-term Debt	18,698	17,993

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,638	3,326
Investment tax credits	305	285
Price risk management liabilities	1,016	840
Accrued pension obligations	1,093	1,313
Asset retirement obligations	497	484
Regulatory liabilities	1,003	1,010
Other deferred credits and noncurrent liabilities	960	1,046
Total Deferred Credits and Other Noncurrent Liabilities	8,512	8,304

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	6,886	6,813
Earnings reinvested	5,190	4,797
Accumulated other comprehensive loss	(1,120)	(788)
Total PPL Corporation Shareowners' Common Equity	10,962	10,828
Noncontrolling Interests	18	268
Total Equity	10,980	11,096

Total Liabilities and Equity	$43,508	$42,648

(a)	780,000 shares authorized; 580,213 and 578,405 shares issued and outstanding at June 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Corporation Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

March 31, 2012	579,520	$6	$6,862	$5,129	$(730)	$268	$11,535
Common stock issued (b)	693		18				18
Stock-based compensation (c)			6				6
Net income				271			271
Dividends, dividend equivalents,
redemptions and distributions (e)				(210)		(250)	(460)
Other comprehensive
income (loss)					(390)		(390)
June 30, 2012	580,213	$6	$6,886	$5,190	$(1,120)	$18	$10,980

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096
Common stock issued (b)	1,808		50				50
Stock-based compensation (c)			23				23
Net income				812		4	816
Dividends, dividend equivalents,
redemptions and distributions (e)				(419)		(254)	(673)
Other comprehensive
income (loss)					(332)		(332)
June 30, 2012	580,213	$6	$6,886	$5,190	$(1,120)	$18	$10,980

March 31, 2011	484,618	$5	$4,637	$4,312	$(424)	$268	$8,798
Common stock issued (b)	92,647	1	2,273				2,274
Purchase Contracts (d)			(141)				(141)
Stock-based compensation (c)			5				5
Net income				196		4	200
Dividends, dividend equivalents
and distributions (e)				(202)		(4)	(206)
Other comprehensive
income (loss)					(11)		(11)
June 30, 2011	577,265	$6	$6,774	$4,306	$(435)	$268	$10,919

December 31, 2010	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478
Common stock issued (b)	93,874	1	2,312				2,313
Purchase Contracts (d)			(141)				(141)
Stock-based compensation (c)			1				1
Net income				597		8	605
Dividends, dividend equivalents
and distributions (e)				(373)		(8)	(381)
Other comprehensive
income (loss)					44		44
June 30, 2011	577,265	$6	$6,774	$4,306	$(435)	$268	$10,919

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)	Each period includes shares of common stock issued through various stock and incentive compensation plans. The 2011 periods include the April issuance of 92 million shares of common stock.
(c)
The three and six months ended June 30, 2012 include $6 million and $35 million and the three and six months ended June 30, 2011 include $5 million and $22 million of stock-based compensation expense related to new and existing unvested equity awards.  The six months ended June 30, 2012 and 2011 include $(12) million and $(21) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(d)	The 2011 periods include $123 million for the 2011 Purchase Contracts and $18 million of related fees and expenses, net of tax.
(e)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests.  In June 2012, PPL Electric redeemed all of its outstanding preference stock at par value, $250 million in the aggregate.  See Note 7 for additional information.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenues
Wholesale energy marketing
Realized	$1,083	$732	$2,291	$1,770
Unrealized economic activity (Note 14)	(458)	(44)	394	13
Wholesale energy marketing to affiliate	17	4	38	10
Unregulated retail electric and gas	180	181	404	328
Net energy trading margins	10	10	18	21
Energy-related businesses	112	114	208	224
Total Operating Revenues	944	997	3,353	2,366

Operating Expenses
Operation
Fuel	196	208	407	468
Energy purchases
Realized	635	226	1,294	540
Unrealized economic activity (Note 14)	(442)	(109)	149	(127)
Energy purchases from affiliate		1	1	2
Other operation and maintenance	294	288	549	533
Depreciation	69	60	133	119
Taxes, other than income	17	16	35	32
Energy-related businesses	109	112	201	220
Total Operating Expenses	878	802	2,769	1,787

Operating Income	66	195	584	579

Other Income (Expense) - net	5	4	10	18

Other-Than-Temporary Impairments	1		1	1

Interest Income from Affiliates	1	1	1	4

Interest Expense	43	51	80	98

Income from Continuing Operations Before Income Taxes	28	149	514	502

Income Taxes	9	59	186	201

Income from Continuing Operations After Income Taxes	19	90	328	301

Income (Loss) from Discontinued Operations (net of income taxes)		(1)		2

Net Income Attributable to PPL Energy Supply	$19	$89	$328	$303

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$19	$89	$328	$303

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Available-for-sale securities, net of tax of $8, ($1), ($20), ($13)	(7)	1	15	13
Qualifying derivatives, net of tax of $5, $13, ($52), ($21)	(9)	(21)	47	29
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $1, $0, $3, $5	(1)	(1)	(4)	(8)
Qualifying derivatives, net of tax of $75, $49, $168, $103	(108)	(68)	(247)	(147)
Equity investee's other comprehensive (income) loss, net of
tax of $0, $0, $0, $0		1		3
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($1), ($2)	2	1	3	2
Net actuarial loss, net of tax of ($2), ($1), $0, ($1)	1	1	6	2
Total other comprehensive income (loss) attributable to
PPL Energy Supply	(122)	(86)	(180)	(106)

Comprehensive income (loss) attributable to PPL Energy Supply	$(103)	$3	$148	$197

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$328	$303
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	133	120
Amortization	57	50
Defined benefit plans - expense	22	17
Deferred income taxes and investment tax credits	165	186
Unrealized (gains) losses on derivatives, and other hedging activities	(216)	(163)
Other	28	29
Change in current assets and current liabilities
Accounts receivable	(2)	57
Accounts payable	(57)	(104)
Unbilled revenues	61	126
Fuel, materials and supplies	(74)	(26)
Taxes	(58)	31
Counterparty collateral	57	(258)
Other	(40)	(43)
Other operating activities
Defined benefit plans - funding	(69)	(137)
Other assets	(19)	(25)
Other liabilities	(8)	25
Net cash provided by operating activities	308	188
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(316)	(324)
Proceeds from the sale of certain non-core generation facilities		381
Ironwood Acquisition, net of cash acquired	(84)
Purchases of nuclear plant decommissioning trust investments	(85)	(107)
Proceeds from the sale of nuclear plant decommissioning trust investments	79	100
Net (increase) decrease in notes receivable from affiliates	198	(37)
Net (increase) decrease in restricted cash and cash equivalents	57	(14)
Other investing activities	(22)	(35)
Net cash provided by (used in) investing activities	(173)	(36)
Cash Flows from Financing Activities
Contributions from member	472	168
Distributions to member	(657)	(134)
Cash included in net assets of subsidiary distributed to member		(325)
Net increase (decrease) in short-term debt	120	(100)
Other financing activities	(3)
Net cash provided by (used in) financing activities	(68)	(391)
Net Increase (Decrease) in Cash and Cash Equivalents	67	(239)
Cash and Cash Equivalents at Beginning of Period	379	661
Cash and Cash Equivalents at End of Period	$446	$422

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$446	$379
Restricted cash and cash equivalents	93	145
Accounts receivable (less reserve: 2012, $23; 2011, $15)
Customer	181	169
Other	22	31
Accounts receivable from affiliates	89	89
Unbilled revenues	341	402
Note receivable from affiliate		198
Fuel, materials and supplies	372	298
Prepayments	44	14
Price risk management assets	2,471	2,527
Other current assets	12	11
Total Current Assets	4,071	4,263

Investments
Nuclear plant decommissioning trust funds	681	640
Other investments	42	40
Total Investments	723	680

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,191	10,517
Nuclear fuel	524	457
Other	253	245
Less: accumulated depreciation - non-regulated property, plant and equipment	5,649	5,573
Non-regulated property, plant and equipment, net	6,319	5,646
Construction work in progress	810	840
Property, Plant and Equipment, net (a)	7,129	6,486

Other Noncurrent Assets
Goodwill	86	86
Other intangibles (a)	244	386
Price risk management assets	1,035	896
Other noncurrent assets	387	382
Total Other Noncurrent Assets	1,752	1,750

Total Assets	$13,675	$13,179
(a)
Both June 30, 2012 and December 31, 2011 include $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$520	$400
Long-term debt due within one year	12
Accounts payable	428	472
Accounts payable to affiliates	5	14
Taxes	32	90
Interest	31	30
Price risk management liabilities	1,570	1,560
Counterparty collateral	205	148
Deferred income taxes	296	315
Other current liabilities	209	196
Total Current Liabilities	3,308	3,225

Long-term Debt	3,267	3,024

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,286	1,223
Investment tax credits	159	136
Price risk management liabilities	958	785
Accrued pension obligations	156	214
Asset retirement obligations	359	349
Other deferred credits and noncurrent liabilities	182	186
Total Deferred Credits and Other Noncurrent Liabilities	3,100	2,893

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,982	4,019
Noncontrolling interests	18	18
Total Equity	4,000	4,037

Total Liabilities and Equity	$13,675	$13,179

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

March 31, 2012	$3,713	$18	$3,731
Net income	19		19
Other comprehensive income (loss)	(122)		(122)
Contributions from member	472		472
Distributions	(100)		(100)
June 30, 2012	$3,982	$18	$4,000

December 31, 2011	$4,019	$18	$4,037
Net income	328		328
Other comprehensive income (loss)	(180)		(180)
Contributions from member	472		472
Distributions	(657)		(657)
June 30, 2012	$3,982	$18	$4,000

March 31, 2011	$3,316	$18	$3,334
Net income	89		89
Other comprehensive income (loss)	(86)		(86)
Contributions from member	168		168
Distributions	(53)		(53)
June 30, 2011	$3,434	$18	$3,452

December 31, 2010	$4,491	$18	$4,509
Net income	303		303
Other comprehensive income (loss)	(106)		(106)
Contributions from member	168		168
Distributions	(134)		(134)
Distribution of membership interest in PPL Global (a)	(1,288)		(1,288)
June 30, 2011	$3,434	$18	$3,452

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenues
Retail electric	$403	$436	$860	$990
Electric revenue from affiliate	1	4	2	8
Total Operating Revenues	404	440	862	998

Operating Expenses
Operation
Energy purchases	120	169	273	420
Energy purchases from affiliate	17	4	38	10
Other operation and maintenance	143	126	283	256
Depreciation	39	37	78	70
Taxes, other than income	22	22	48	57
Total Operating Expenses	341	358	720	813

Operating Income	63	82	142	185

Other Income (Expense) - net	1	1	3	1

Interest Expense	24	24	48	48

Income Before Income Taxes	40	59	97	138

Income Taxes	11	19	31	42

Net Income (a)	29	40	66	96

Distributions on Preference Stock		4	4	8

Net Income Available to PPL Corporation	$29	$36	$62	$88

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$66	$96
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	78	70
Amortization	9
Defined benefit plans - expense	11	9
Deferred income taxes and investment tax credits	59	(19)
Other	5	2
Change in current assets and current liabilities
Accounts receivable	19	(48)
Accounts payable	(37)	(75)
Unbilled revenues	11	47
Prepayments	(18)	38
Regulatory assets and liabilities	(12)	63
Taxes		10
Other	(11)	(16)
Other operating activities
Defined benefit plans - funding	(54)	(102)
Other assets	2	(7)
Other liabilities	(27)	(5)
Net cash provided by (used in) operating activities	101	63

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(256)	(244)
Other investing activities	(1)	4
Net cash provided by (used in) investing activities	(257)	(240)

Cash Flows from Financing Activities
Redemption of preference stock	(250)
Payment of common stock dividends to parent	(56)	(52)
Net increase (decrease) in note payable to affiliate		37
Net increase (decrease) in short-term debt	195
Distributions on preference stock	(8)	(8)
Net cash provided by (used in) financing activities	(119)	(23)

Net Increase (Decrease) in Cash and Cash Equivalents	(275)	(200)
Cash and Cash Equivalents at Beginning of Period	320	204
Cash and Cash Equivalents at End of Period	$45	$4

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$45	$320
Accounts receivable (less reserve: 2012, $18; 2011, $17)
Customer	261	271
Other	6	9
Accounts receivable from affiliates	30	35
Unbilled revenues	87	98
Materials and supplies	38	42
Prepayments	96	78
Other current assets	29	30
Total Current Assets	592	883

Property, Plant and Equipment
Regulated utility plant	6,024	5,830
Less: accumulated depreciation - regulated utility plant	2,269	2,217
Regulated utility plant, net	3,755	3,613
Other, net	2	2
Construction work in progress	262	242
Property, Plant and Equipment, net	4,019	3,857

Other Noncurrent Assets
Regulatory assets	734	729
Intangibles	161	155
Other noncurrent assets	80	81
Total Other Noncurrent Assets	975	965

Total Assets	$5,586	$5,705

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$195
Accounts payable	154	$171
Accounts payable to affiliates	49	64
Interest	23	24
Regulatory liabilities	42	53
Customer deposits and prepayments	29	39
Vacation	23	22
Other current liabilities	39	47
Total Current Liabilities	554	420

Long-term Debt	1,718	1,718

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,168	1,115
Investment tax credits	4	5
Accrued pension obligations	139	186
Regulatory liabilities	9	7
Other deferred credits and noncurrent liabilities	113	129
Total Deferred Credits and Other Noncurrent Liabilities	1,433	1,442

Commitments and Contingent Liabilities (Notes 6 and 10)

Shareowners' Equity
Preference stock		250
Common stock - no par value (a)	364	364
Additional paid-in capital	979	979
Earnings reinvested	538	532
Total Equity	1,881	2,125

Total Liabilities and Equity	$5,586	$5,705

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares				Additional
	outstanding	Preference		Common	paid-in	Earnings
	(a)	stock		stock	capital	reinvested	Total

March 31, 2012	66,368		$250	$364	$979	$530	$2,123
Net income						29	29
Redemption of preference stock (b)			(250)				(250)
Cash dividends declared on common stock						(21)	(21)
June 30, 2012	66,368	$		$364	$979	$538	$1,881

December 31, 2011	66,368		$250	$364	$979	$532	$2,125
Net income						66	66
Redemption of preference stock (b)			(250)				(250)
Cash dividends declared on preference stock						(4)	(4)
Cash dividends declared on common stock						(56)	(56)
June 30, 2012	66,368	$		$364	$979	$538	$1,881

March 31, 2011	66,368		$250	$364	$879	$485	$1,978
Net income						40	40
Cash dividends declared on preference stock						(4)	(4)
Cash dividends declared on common stock						(34)	(34)
June 30, 2011	66,368		$250	$364	$879	$487	$1,980

December 31, 2010	66,368		$250	$364	$879	$451	$1,944
Net income						96	96
Cash dividends declared on preference stock						(8)	(8)
Cash dividends declared on common stock						(52)	(52)
June 30, 2011	66,368		$250	$364	$879	$487	$1,980

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In June 2012, PPL Electric redeemed all of its outstanding preference stock. See Note 7 for additional information.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating Revenues	$658	$638	$1,363	$1,404

Operating Expenses
Operation
Fuel	215	206	428	421
Energy purchases	34	40	108	147
Other operation and maintenance	197	198	403	379
Depreciation	86	84	172	165
Taxes, other than income	12	9	23	18
Total Operating Expenses	544	537	1,134	1,130

Operating Income	114	101	229	274

Other Income (Expense) - net	(7)		(10)	(1)

Interest Expense	37	36	75	72

Income from Continuing Operations Before Income Taxes	70	65	144	201

Income Taxes	20	24	41	73

Income from Continuing Operations After Income Taxes	50	41	103	128

Income (Loss) from Discontinued Operations (net of income taxes)	(6)		(6)

Net Income (a)	$44	$41	$97	$128

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$97	$128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	172	165
Amortization	14	13
Defined benefit plans - expense	20	25
Deferred income taxes and investment tax credits	56	146
Other	(2)	(15)
Change in current assets and current liabilities
Accounts receivable	(11)	17
Accounts payable	17	(20)
Unbilled revenues	1	38
Fuel, materials and supplies	1	42
Income tax receivable	2	40
Taxes	33	(6)
Other	(8)	(18)
Other operating activities
Defined benefit plans - funding	(62)	(157)
Other assets		(1)
Other liabilities	24	10
Net cash provided by operating activities	354	407
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(324)	(180)
Proceeds from the sale of other investments		163
Net (increase) decrease in notes receivable from affiliates	3	(29)
Net (increase) decrease in restricted cash and cash equivalents	(2)	(4)
Net cash provided by (used in) investing activities	(323)	(50)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt		(163)
Debt issuance and credit facility costs	(1)	(3)
Distributions to member	(60)	(146)
Net cash provided by (used in) financing activities	(61)	(312)
Net Increase (Decrease) in Cash and Cash Equivalents	(30)	45
Cash and Cash Equivalents at Beginning of Period	59	11
Cash and Cash Equivalents at End of Period	$29	$56

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$29	$59
Accounts receivable (less reserve: 2012, $19; 2011, $17)
Customer	145	129
Other	13	20
Unbilled revenues	145	146
Fuel, materials and supplies	281	283
Prepayments	28	22
Notes receivable from affiliates	12	15
Income taxes receivable	1	3
Deferred income taxes	104	17
Regulatory assets	17	9
Other current assets	4	3
Total Current Assets	779	706

Investments	21	31

Property, Plant and Equipment
Regulated utility plant	7,758	7,519
Less: accumulated depreciation - regulated utility plant	397	277
Regulated utility plant, net	7,361	7,242
Other, net	2	2
Construction work in progress	574	557
Property, Plant and Equipment, net	7,937	7,801

Other Noncurrent Assets
Regulatory assets	601	620
Goodwill	996	996
Other intangibles	290	314
Other noncurrent assets	113	108
Total Other Noncurrent Assets	2,000	2,038

Total Assets	$10,737	$10,576

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$214	$224
Accounts payable to affiliates	2	2
Customer deposits	47	45
Taxes	58	25
Regulatory liabilities	16	20
Interest	22	23
Salaries and benefits	51	59
Other current liabilities	45	35
Total Current Liabilities	455	433

Long-term Debt	4,074	4,073

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	563	413
Investment tax credits	141	144
Accrued pension obligations	313	359
Asset retirement obligations	118	116
Regulatory liabilities	994	1,003
Price risk management liabilities	57	55
Other deferred credits and noncurrent liabilities	248	239
Total Deferred Credits and Other Noncurrent Liabilities	2,434	2,329

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	3,774	3,741

Total Liabilities and Equity	$10,737	$10,576

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

March 31, 2012	$3,765
Net income	44
Distributions to member	(35)
June 30, 2012	$3,774

December 31, 2011	$3,741
Net income	97
Distributions to member	(60)
Other comprehensive income (loss)	(4)
June 30, 2012	$3,774

March 31, 2011	$4,042
Net income	41
Distributions to member	(92)
June 30, 2011	$3,991

December 31, 2010	$4,011
Net income	128
Distributions to member	(146)
Other comprehensive income (loss)	(2)
June 30, 2011	$3,991

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenues
Retail and wholesale	$286	$280	$615	$651
Electric revenue from affiliate	18	17	42	44
Total Operating Revenues	304	297	657	695

Operating Expenses
Operation
Fuel	92	82	181	167
Energy purchases	23	32	92	131
Energy purchases from affiliate	2	7	6	18
Other operation and maintenance	92	91	190	181
Depreciation	38	37	76	73
Taxes, other than income	6	5	11	9
Total Operating Expenses	253	254	556	579

Operating Income	51	43	101	116

Other Income (Expense) - net	(1)	1

Interest Expense	10	12	21	23

Income Before Income Taxes	40	32	80	93

Income Taxes	14	12	29	34

Net Income (a)	$26	$20	$51	$59

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$51	$59
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	76	73
Amortization	6	6
Defined benefit plans - expense	9	11
Deferred income taxes and investment tax credits	28	27
Other	(6)
Change in current assets and current liabilities
Accounts receivable	(11)	24
Accounts payable	11	(11)
Accounts payable to affiliates	(10)	(7)
Unbilled revenues	6	27
Fuel, materials and supplies	6	41
Other	19	(9)
Other operating activities
Defined benefit plans - funding	(25)	(67)
Other assets	(1)
Other liabilities	1	3
Net cash provided by operating activities	160	177
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(120)	(79)
Proceeds from the sale of other investments		163
Net (increase) decrease in notes receivable from affiliates	(6)
Net (increase) decrease in restricted cash and cash equivalents	(2)	(4)
Net cash provided by (used in) investing activities	(128)	80
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		(12)
Net increase (decrease) in short-term debt		(163)
Debt issuance and credit facility costs	(1)	(1)
Payment of common stock dividends to parent	(31)	(42)
Net cash provided by (used in) financing activities	(32)	(218)
Net Increase (Decrease) in Cash and Cash Equivalents		39
Cash and Cash Equivalents at Beginning of Period	25	2
Cash and Cash Equivalents at End of Period	$25	$41

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$25	$25
Accounts receivable (less reserve: 2012, $2; 2011, $2)
Customer	64	60
Other	6	9
Unbilled revenues	59	65
Accounts receivable from affiliates	21	11
Fuel, materials and supplies	136	142
Prepayments	10	7
Notes receivable from affiliates	6
Income taxes receivable		4
Deferred income taxes	2	2
Regulatory assets	13	9
Other current assets	1
Total Current Assets	343	334

Property, Plant and Equipment
Regulated utility plant	3,077	2,956
Less: accumulated depreciation - regulated utility plant	168	116
Regulated utility plant, net	2,909	2,840
Construction work in progress	182	215
Property, Plant and Equipment, net	3,091	3,055

Other Noncurrent Assets
Regulatory assets	391	403
Goodwill	389	389
Other intangibles	155	166
Other noncurrent assets	42	40
Total Other Noncurrent Assets	977	998

Total Assets	$4,411	$4,387

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$93	$94
Accounts payable to affiliates	16	26
Customer deposits	23	22
Taxes	28	13
Regulatory liabilities	7	10
Interest	6	6
Salaries and benefits	13	14
Other current liabilities	20	14
Total Current Liabilities	206	199

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	506	475
Investment tax credits	41	43
Accrued pension obligations	71	95
Asset retirement obligations	55	55
Regulatory liabilities	472	478
Price risk management liabilities	57	55
Other deferred credits and noncurrent liabilities	109	113
Total Deferred Credits and Other Noncurrent Liabilities	1,311	1,314

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,278	1,278
Earnings reinvested	80	60
Total Equity	1,782	1,762

Total Liabilities and Equity	$4,411	$4,387

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

March 31, 2012	21,294	$424	$1,278	$70	$1,772
Net income				26	26
Cash dividends declared on common stock				(16)	(16)
June 30, 2012	21,294	$424	$1,278	$80	$1,782

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				51	51
Cash dividends declared on common stock				(31)	(31)
June 30, 2012	21,294	$424	$1,278	$80	$1,782

March 31, 2011	21,294	$424	$1,278	$41	$1,743
Net income				20	20
Cash dividends declared on common stock				(25)	(25)
June 30, 2011	21,294	$424	$1,278	$36	$1,738

December 31, 2010	21,294	$424	$1,278	$19	$1,721
Net income				59	59
Cash dividends declared on common stock				(42)	(42)
June 30, 2011	21,294	$424	$1,278	$36	$1,738

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenues
Retail and wholesale	$372	$358	$748	$753
Electric revenue from affiliate	2	7	6	18
Total Operating Revenues	374	365	754	771

Operating Expenses
Operation
Fuel	123	124	247	254
Energy purchases	11	8	16	16
Energy purchases from affiliate	18	17	42	44
Other operation and maintenance	98	100	193	184
Depreciation	48	47	96	92
Taxes, other than income	6	4	12	9
Total Operating Expenses	304	300	606	599

Operating Income	70	65	148	172

Other Income (Expense) - net	(5)		(6)	1

Interest Expense	17	17	34	35

Income Before Income Taxes	48	48	108	138

Income Taxes	18	18	40	50

Net Income (a)	$30	$30	$68	$88

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$68	$88
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	96	92
Amortization	7	6
Defined benefit plans - expense	5	7
Deferred income taxes and investment tax credits	53	49
Other		(10)
Change in current assets and current liabilities
Accounts receivable	(24)	15
Accounts payable	12	2
Accounts payable to affiliates	1	(19)
Unbilled revenues	(5)	11
Fuel, materials and supplies	(3)	1
Other	15	(15)
Other operating activities
Defined benefit plans - funding	(18)	(45)
Other assets		(1)
Other liabilities	10	4
Net cash provided by operating activities	217	185
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(203)	(101)
Net cash provided by (used in) investing activities	(203)	(101)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	6	(10)
Debt issuance and credit facility costs		(2)
Payment of common stock dividends to parent	(48)	(68)
Net cash provided by (used in) financing activities	(42)	(80)
Net Increase (Decrease) in Cash and Cash Equivalents	(28)	4
Cash and Cash Equivalents at Beginning of Period	31	3
Cash and Cash Equivalents at End of Period	$3	$7

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$3	$31
Accounts receivable (less reserve: 2012, $2; 2011, $2)
Customer	81	69
Other	7	9
Unbilled revenues	86	81
Accounts receivable from affiliates	15
Fuel, materials and supplies	145	141
Prepayments	11	7
Income taxes receivable	1	5
Deferred income taxes	5	5
Regulatory assets	4
Other current assets	5	3
Total Current Assets	363	351

Investments	20	31

Property, Plant and Equipment
Regulated utility plant	4,681	4,563
Less: accumulated depreciation - regulated utility plant	229	161
Regulated utility plant, net	4,452	4,402
Construction work in progress	390	340
Property, Plant and Equipment, net	4,842	4,742

Other Noncurrent Assets
Regulatory assets	210	217
Goodwill	607	607
Other intangibles	135	148
Other noncurrent assets	60	60
Total Other Noncurrent Assets	1,012	1,032

Total Assets	$6,237	$6,156

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Notes payable with affiliates	$6
Accounts payable	111	$112
Accounts payable to affiliates	35	33
Customer deposits	24	23
Taxes	23	11
Regulatory liabilities	9	10
Interest	10	11
Salaries and benefits	13	15
Other current liabilities	20	13
Total Current Liabilities	251	228

Long-term Debt	1,842	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	537	484
Investment tax credits	100	101
Accrued pension obligations	71	83
Asset retirement obligations	63	61
Regulatory liabilities	522	525
Other deferred credits and noncurrent liabilities	90	87
Total Deferred Credits and Other Noncurrent Liabilities	1,383	1,341

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,348	2,348
Accumulated other comprehensive income (loss)	(4)
Earnings reinvested	109	89
Total Equity	2,761	2,745

Total Liabilities and Equity	$6,237	$6,156

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

March 31, 2012	37,818	$308	$2,348	$103	$(4)	$2,755
Net income				30		30
Cash dividends declared on common stock				(24)		(24)
June 30, 2012	37,818	$308	$2,348	$109	$(4)	$2,761

December 31, 2011	37,818	$308	$2,348	$89		$2,745
Net income				68		68
Cash dividends declared on common stock				(48)		(48)
Other comprehensive income (loss)					$(4)	(4)
June 30, 2012	37,818	$308	$2,348	$109	$(4)	$2,761

March 31, 2011	37,818	$308	$2,348	$62	$(1)	$2,717
Net income				30		30
Cash dividends declared on common stock				(37)		(37)
June 30, 2011	37,818	$308	$2,348	$55	$(1)	$2,710

December 31, 2010	37,818	$308	$2,348	$35		$2,691
Net income				88		88
Cash dividends declared on common stock				(68)		(68)
Other comprehensive income (loss)					$(1)	(1)
June 30, 2011	37,818	$308	$2,348	$55	$(1)	$2,710

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2011 is derived from that Registrant's 2011 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2011 Form 10-K.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012, or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2012 financial statements.

(PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  PPL consolidates WPD, including WPD Midlands, on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.  Therefore, the periods ended June 30, 2012 include three and six months of WPD Midlands' results, compared with two months for the same periods in 2011.  See Note 8 for additional information on the acquisition.

(PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 for additional information.

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2011 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

PPL Electric's customers may choose an alternative supplier for their generation supply.  In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric continues to purchase certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers (including PPL Electric's affiliate, PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During the three and six months ended June 30, 2012, PPL Electric purchased $184 million and $422 million of accounts receivable from unaffiliated third parties and $74 million and $156 million from its affiliate, PPL EnergyPlus.  During the three and six months ended June 30, 2011, PPL Electric purchased $198 million and $452 million of accounts receivable from unaffiliated third parties and $59 million and $120 million from its affiliate, PPL EnergyPlus.

New Accounting Guidance Adopted (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair Value Measurements

Effective January 1, 2012, the Registrants prospectively adopted accounting guidance that was issued to clarify existing fair value measurement guidance and to enhance fair value disclosures.  The additional disclosures required by this guidance include quantitative information about significant unobservable inputs used for Level 3 measurements, qualitative information about the sensitivity of recurring Level 3 measurements, information about any transfers between Levels 1 and 2 of the fair value hierarchy, information about when the current use of a non-financial asset is different from the highest and best use, and the fair value hierarchy classification for assets and liabilities whose fair value is disclosed only in the notes to the financial statements.

The adoption of this standard resulted in additional footnote disclosures but did not have a significant impact on the Registrants.  See Note 13 for additional disclosures required by this guidance.

Testing Goodwill for Impairment

Effective January 1, 2012, the Registrants prospectively adopted accounting guidance which allows an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of goodwill.  If, based on this assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step goodwill impairment test is not necessary.  However, the first step of the impairment test is required if an entity concludes it is more likely than not the fair value of a reporting unit is less than the carrying amount based on the qualitative assessment.

The adoption of this standard did not have a significant impact on the Registrants.

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2011 Form 10-K for a discussion of reportable segments.  In 2012, the International Regulated segment was renamed the U.K. Regulated segment to more specifically reflect the focus of this segment.  Other than the name change, there were no other changes to this segment.  Because the acquisition of WPD Midlands occurred on April 1, 2011, and PPL consolidates WPD Midlands on a one-month lag, the operating results of the U.K. Regulated segment are not comparable between 2012 and 2011.

Financial data for the segments for the periods ended June 30 are:

	Three Months		Six Months
	2012	2011	2012	2011
Income Statement Data
Revenues from external customers
Kentucky Regulated	$658	$638	$1,363	$1,404
U.K. Regulated	557	420	1,119	645
Pennsylvania Regulated	403	436	860	990
Supply (a)	931	995	3,319	2,360
Total	$2,549	$2,489	$6,661	$5,399

Intersegment electric revenues
Pennsylvania Regulated	$1	$4	$2	$8
Supply	17	4	38	10

Net Income Attributable to PPL
Kentucky Regulated	$34	$31	$76	$106
U.K. Regulated	196	38	361	93
Pennsylvania Regulated	29	36	62	88
Supply (a)	12	91	313	310
Total	$271	$196	$812	$597

	June 30,	December 31,
	2012	2011
Balance Sheet Data
Assets
Kentucky Regulated	$10,288	$10,229
U.K. Regulated	13,445	13,364
Pennsylvania Regulated	5,532	5,610
Supply	14,243	13,445
Total assets	$43,508	$42,648

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method.  In 2012 and 2011, these securities included stock options and performance units granted under incentive compensation plans and the Purchase Contracts associated with Equity Units.  In 2012, these securities also included the PPL common stock forward sale agreements.  See Note 7 for additional information on the forward sale agreements.

The forward sale agreements were dilutive under the treasury stock method for the three and six months ended June 30, 2012 because the average stock price of PPL's common shares exceeded the forward sale price indicated in the forward sale agreements.

The Purchase Contracts will be dilutive under the treasury stock method if the average VWAP of PPL common stock for a certain period exceeds approximately $30.99 and $28.80, for the 2011 and 2010 Purchase Contracts.  The Purchase Contracts were excluded from the diluted EPS calculations for 2012 and 2011 because they did not meet this criterion during the three and six months ended June 30, 2012 and 2011.  Subject to antidilution adjustments at June 30, 2012, the maximum number of shares issuable to settle the Purchase Contracts was 97.8 million shares, including 86.5 million shares that could be issued under standard provisions of the Purchase Contracts and 11.3 million shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2012	2011	2012	2011
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$277	$197	$818	$595
Less amounts allocated to participating securities	2	1	5	3
Income from continuing operations after income taxes available to PPL
common shareowners	$275	$196	$813	$592

Income (loss) from discontinued operations (net of income taxes) available
to PPL	$(6)	$(1)	$(6)	$2

Net income attributable to PPL	$271	$196	$812	$597
Less amounts allocated to participating securities	2	1	5	3
Net income available to PPL common shareowners	$269	$195	$807	$594

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	579,881	561,652	579,462	522,897
Add incremental non-participating securities:
Stock options and performance units	444	367	465	287
Forward sale agreements	268		135
Weighted-average shares - Diluted EPS	580,593	562,019	580,062	523,184

	Three Months		Six Months
	2012	2011	2012	2011
Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.47	$0.35	$1.40	$1.13
Income (loss) from discontinued operations (net of income taxes)	(0.01)		(0.01)	0.01
Net Income	$0.46	$0.35	$1.39	$1.14

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.47	$0.35	$1.40	$1.13
Income (loss) from discontinued operations (net of income taxes)	(0.01)		(0.01)	0.01
Net Income	$0.46	$0.35	$1.39	$1.14

For the periods ended June 30, 2012, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows:

(Shares in thousands)	Three Months	Six Months

Stock-based compensation plans (a)	76	353
ESOP		280
DRIP	617	1,175

(a)	Includes stock option exercises, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended June 30, the following options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
(Shares in thousands)	2012	2011	2012	2011

Stock options	6,250	5,045	5,966	5,829
Performance units	34	1	115	4

5.  Income Taxes

Reconciliations of income tax expense for the periods ended June 30 are:

(PPL)

	Three Months		Six Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$128	$104	$409	$323
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	14	32	39
State valuation allowance adjustments (a)				11
Impact of lower U.K. income tax rates (b)	(24)	(11)	(45)	(19)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	(1)	(11)	1	(17)
Federal and state tax reserve adjustments	(4)	(2)	(5)	(3)
Foreign tax reserve adjustments (d)	(8)		(5)
Federal income tax credits	(3)	(2)	(7)	(7)
Amortization of investment tax credit	(3)	(1)	(5)	(4)
Depreciation not normalized (a)	(2)	(2)	(4)	(6)
State deferred tax rate change (e)			(11)
Net operating loss carryforward adjustments (f)	(3)		(9)
Nondeductible acquisition-related costs (g)		8		8
Other	1	(1)	(4)	(6)
Total increase (decrease)	(40)	(8)	(62)	(4)
Total income taxes from continuing operations	$88	$96	$347	$319

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL recorded state deferred income tax expense during the six months ended June 30, 2011 related to valuation allowances.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in service deadline is extended to January 1, 2013 for property that exceeds $1 million, has a production period longer than one year and has a tax life of at least ten years.
(b)	The U.K. Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.

The U.K. Finance Act of 2010, enacted in July 2010, reduced the U.K. statutory income tax rate from 28% to 27% effective April 1, 2011.
(c)	During the three and six months ended June 30, 2011, PPL recorded a $7 million and $14 million federal income tax benefit related to U.K. pension contributions.
(d)	During the three and six months ended June 30, 2012, PPL recorded a tax benefit following resolution of a U.K. tax issue related to interest expense.
(e)	During the six months ended June 30, 2012, PPL recorded an adjustment related to state deferred tax liabilities.
(f)	During the three and six months ended June 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(g)	During the three and six months ended June 30, 2011, PPL recorded non-deductible acquisition-related costs (primarily the U.K. stamp duty tax) associated with its acquisition of WPD Midlands.

PPL has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended June 30, 2012 by $13 million ($0.02 per share, basic and diluted).

In July 2012, the U.K. Finance Act of 2012 (the Act) was enacted.  The Act reduced the U.K.'s statutory income tax rate from 25% to 24%, effective April 1, 2012 and from 24% to 23%, effective April 1, 2013.  As a result of these changes, PPL expects to record a deferred tax benefit in the range of $65 million to $75 million in the third quarter of 2012.

(PPL Energy Supply)

	Three Months		Six Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$10	$52	$180	$176
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	1	10	24	27
State valuation allowance adjustments (a)				6
Federal income tax credits	(2)	(1)	(6)	(6)
State deferred tax rate change (b)			(11)
Other		(2)	(1)	(2)
Total increase (decrease)	(1)	7	6	25
Total income taxes from continuing operations	$9	$59	$186	$201

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL Energy Supply recorded state deferred income tax expense during the six months ended June 30, 2011 related to valuation allowances.

(b)	During the six months ended June 30, 2012, PPL Energy Supply recorded an adjustment related to state deferred tax liabilities.

(PPL Electric)

	Three Months		Six Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$14	$21	$34	$48
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	5	7
Federal and state tax reserve adjustments	(2)	(2)	(3)	(4)
Federal and state income tax return adjustments (a)				(2)
Depreciation not normalized (a)	(3)	(2)	(4)	(5)
Other	(1)	(1)	(1)	(2)
Total increase (decrease)	(3)	(2)	(3)	(6)
Total income taxes	$11	$19	$31	$42

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

(LKE)

	Three Months		Six Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$25	$23	$50	$70
Increase (decrease) due to:
State income taxes, net of federal income tax benefit		2	2	7
Amortization of investment tax credit	(1)	(1)	(3)	(3)
Net operating loss carryforward adjustments (a)	(3)		(9)
Other	(1)		1	(1)
Total increase (decrease)	(5)	1	(9)	3
Total income taxes from continuing operations	$20	$24	$41	$73

(a)
During the three and six months ended June 30, 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.  The impact of these adjustments was not material to any previously reported financial statements, and is not expected to be material to the financial statements for the full year of 2012.

(LG&E)

	Three Months		Six Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$14	$11	$28	$33
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	1	1	3	3
Other	(1)		(2)	(2)
Total increase (decrease)		1	1	1
Total income taxes	$14	$12	$29	$34

(KU)

	Three Months		Six Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$17	$17	$38	$48
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	4	4
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	1	1	2	2
Total income taxes	$18	$18	$40	$50

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits for the periods ended June 30 were as follows.

	Three Months		Six Months
	2012	2011	2012	2011
PPL
Beginning of period	$121	$251	$145	$251
Additions based on tax positions of prior years		1	4	1
Reductions based on tax positions of prior years	(4)		(31)
Additions based on tax positions related to the current year			1
Reductions based on tax positions related to the current year	(2)	(1)	(2)	(2)
Lapse of applicable statutes of limitations	(2)	(3)	(4)	(5)
Effects of foreign currency translation		2		5
End of period	$113	$250	$113	$250

PPL Energy Supply
Beginning of period	$31	$28	$28	$183
Additions based on tax positions of prior years			4
Reductions based on tax positions of prior years			(1)
Derecognize unrecognized tax benefits (a)				(155)
End of period	$31	$28	$31	$28

	Three Months		Six Months
	2012	2011	2012	2011
PPL Electric
Beginning of period	$46	$59	$73	$62
Reductions based on tax positions of prior years	(1)		(27)
Additions based on tax positions related to the current year			1
Reductions based on tax positions related to the current year				(1)
Lapse of applicable statutes of limitations	(2)	(3)	(4)	(5)
End of period	$43	$56	$43	$56

(a)
Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 9 in PPL Energy Supply's 2011 Form 10-K for additional information on the distribution.

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$21	$106
PPL Energy Supply	1	31
PPL Electric	22	38

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

	2012	2011

PPL	$36	$185
PPL Energy Supply	14	12
PPL Electric	5	10

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for the Pennsylvania generation, transmission and distribution operations.  The same change was made for the Montana generation operations for 2009.

In August 2011, the IRS issued Rev. Procs. 2011-42 and 2011-43.  Rev. Proc. 2011-42 provides guidance regarding the use and evaluation of statistical samples and sampling estimates.  Rev. Proc. 2011-43 provides a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL will adopt the safe harbor method with the filing of its 2011 federal income tax return, expected to occur in the third quarter of 2012.  The adoption of the safe harbor method is not expected to result in a material change to income tax expense.

The IRS has not issued guidance to provide a safe harbor method for repair expenditures for generation property.  The IRS may assert and ultimately conclude that PPL's deduction for generation-related expenditures should be disallowed in whole or in part.  PPL believes that it has established an adequate reserve for this contingency.

Tax Litigation (PPL)

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claim for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$7	$6
Fuel adjustment clause	10	3
Total current regulatory assets	$17	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$595	$615	$270	$276
Taxes recoverable through future rates	297	289	297	289
Storm costs	148	154	32	31
Unamortized loss on debt	103	110	71	77
Interest rate swaps	71	69
Accumulated cost of removal of utility plant	62	53	62	53
Coal contracts (a)	7	11
AROs	23	18
Other	29	30	2	3
Total noncurrent regulatory assets	$1,335	$1,349	$734	$729

Current Regulatory Liabilities:
Generation supply charge	$21	$42	$21	$42
ECR	9	7
Gas supply clause	5	6
Transmission service charge	4	2	4	2
Transmission formula rate	7		7
Universal service rider	7		7
Other	5	16	3	9
Total current regulatory liabilities	$58	$73	$42	$53

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$666	$651
Coal contracts (a)	161	180
Power purchase agreement - OVEC (a)	112	116
Net deferred tax assets	37	39
Act 129 compliance rider	9	7	$9	$7
Defined benefit plans	10	9
Other	8	8
Total noncurrent regulatory liabilities	$1,003	$1,010	$9	$7

	LKE		LG&E		KU
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$7	$6	$7	$6
Fuel adjustment clause	10	3	6	3	$4
Total current regulatory assets	$17	$9	$13	$9	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$325	$339	$215	$225	$110	$114
Storm costs	116	123	63	66	53	57
Unamortized loss on debt	32	33	21	21	11	12
Interest rate swaps	71	69	71	69
Coal contracts (a)	7	11	3	5	4	6
AROs	23	18	12	11	11	7
Other	27	27	6	6	21	21
Total noncurrent regulatory assets	$601	$620	$391	$403	$210	$217

Current Regulatory Liabilities:
ECR	$9	$7			$9	$7
Gas supply clause	5	6	$5	$6
Other	2	7	2	4		3
Total current regulatory liabilities	$16	$20	$7	$10	$9	$10

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$666	$651	$291	$286	$375	$365
Coal contracts (a)	161	180	70	78	91	102
Power purchase agreement - OVEC (a)	112	116	78	80	34	36
Net deferred tax assets	37	39	30	31	7	8
Defined benefit plans	10	9			10	9
Other	8	8	3	3	5	5
Total noncurrent regulatory liabilities	$994	$1,003	$472	$478	$522	$525

(a)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request to build the NGCC.  LG&E will own a 22% undivided interest, and KU will own a 78% undivided interest in the new NGCC.  A formal request for recovery of the costs associated with the NGCC construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate proceedings.  See Note 8 for additional information.

In conjunction with this construction and to meet new, stricter EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring three coal-fired generating units at LG&E's Cane Run plant, one coal-fired generating unit at KU's Tyrone plant and two coal-fired generating units at KU's Green River plant.  These generating units represent 797 MW of combined summer capacity.

The CPCN application also requested approval to purchase the Bluegrass CTs.  The May 2012 KPSC approval included authority to complete the Bluegrass CT acquisition.  In November 2011, LG&E and KU filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.  In May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the purchase contract for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the Bluegrass contract termination and potential future generation capacity options.  See Note 8 for additional information.

Kentucky Acquisition Commitments

In connection with the September 2010 approval of PPL's acquisition of LKE, LG&E and KU agreed to implement the Acquisition Savings Sharing Deferral (ASSD) methodology whereby LG&E's and KU's adjusted jurisdictional revenues, expenses, and net operating income are calculated each year.  If LG&E's or KU's actual earned rate of return on common equity exceeds 10.75%, half of the excess amount will be deferred as a regulatory liability and ultimately returned to customers.  The first ASSD filing with the KPSC was made on March 30, 2012 based on the 2011 calendar year.  On July 2, 2012, the KPSC issued an order approving the calculations contained in the 2011 ASSD filing and determined that such calculations produced no deferral amounts for the purpose of establishing regulatory liabilities and are proper and in accordance with the settlement agreement.  The ASSD methodology for each of LG&E's and KU's utility operations will terminate on the earlier of the end of 2015 or the first day of the calendar year during which new base rates go into effect, currently expected to be 2013.  Therefore, due to the timing of the current rate case in Kentucky, no further ASSD filings are expected.

Rate Case Proceedings

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  The proposed base rate increases would result in electric rate increases of 6.9% at LG&E and 6.5% at KU and a gas rate increase of 7.0% at LG&E and would be effective in January 2013.  LG&E's and KU's applications include requests for authorized returns-on-equity at LG&E and KU of 11% each.  A hearing on these matters is expected to be scheduled during the fourth quarter of 2012.  LG&E and KU cannot predict the outcome of these proceedings.

Pennsylvania Activities (PPL and PPL Electric)

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for this phase of the investigation focused primarily on default service issues.  Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  In December 2011, the PUC issued a final order providing guidance to EDCs on the design of their next default service procurement plan filings.  In December 2011, the PUC also issued a tentative order proposing an intermediate work plan to address issues raised in the investigation.  In March 2012, the PUC entered a final order on the intermediate work plan.  In March 2012, the PUC Staff issued three possible models for the default service "end state" and the PUC held a hearing regarding those three models.  PPL Electric cannot predict the outcome of the investigation or its impact on PPL Electric's financial condition or results of operation.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation authorizing the PUC to approve regulatory procedures and mechanisms to provide more timely recovery of a utility's costs.  In the first quarter of 2012, the Governor signed an amended version of the legislation (Act 11 of 2012), which became effective April 14, 2012.  The legislation authorizes the PUC to approve two specific ratemaking mechanisms -- a fully projected future test year and, subject to certain conditions, a distribution system improvements charge.  Such alternative ratemaking procedures and mechanisms are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  The PUC staff has initiated a process to develop filing guidelines and a model tariff for the distribution system improvements charge.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11 of 2012.  No petition requesting permission to establish a distribution system improvements charge may be filed with the PUC before January 1, 2013.

Rate Case Proceeding

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million.  The proposed distribution revenue rate increase would result in a 2.9% increase over PPL Electric's total rates at the time of filing and be effective January 1, 2013.  PPL Electric's application includes a request for an authorized return on equity of 11.25%.   Hearings on this matter are scheduled during August 2012 and a decision is expected in the fourth quarter of 2012.  PPL Electric cannot predict the outcome of this proceeding.

ACT 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are exposed to significant penalties.

Under Act 129, EDCs must file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced overall electricity consumption of 1.0% by May 2011 and 3.0% by May 2013 and reduced peak demand of 4.5% for the 100 hours of highest demand by May 2013 (which will be measured during the June 2012 through September 2012 period).  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  To date, PPL Electric has met the 2011 requirement, subject to the PUC's verification.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2012 and adopt additional reductions if the benefits of the program exceed the costs.  In March 2012, the PUC began the process of designing Phase II of the EE&C program.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program with consumption reduction targets for each EDC.  PPL Electric's reduction target is 2.1%.  The PUC did not establish any demand reduction targets for the Phase II program.  EDCs must file Phase II plans with the PUC by November 1, 2012.

Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of the load unless otherwise approved by the PUC.  The DSP will be able to recover the costs associated with a competitive procurement plan.

The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric continues to procure power for its PLR obligations under that plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.   PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposes a process to obtain supply for its default service customers and it proposes a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  The PUC has assigned PPL Electric's plan to an Administrative Law Judge for hearings and a recommended decision.  The PUC is expected to rule on the plan in 2013.

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

In May 2011, PPL Electric initiated its formula rate 2011 Annual Update.  In October 2011, the group of municipal customers filed a preliminary challenge to the update and, in December 2011, filed a formal challenge.  In January 2012, PPL Electric filed a response to that formal challenge.

In May 2012, PPL Electric initiated its formula rate 2012 Annual Update which currently is in the 180-day review and challenge period.  PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of approximately $50 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at June 30, 2012 and December 31, 2011.  In May 2012, the FERC issued an order approving PPL Electric's request effective June 1, 2012.

U. K. Activities (PPL)

Ofgem Review of Line Loss Calculation

WPD has a $167 million liability recorded at June 30, 2012 compared with $170 million at December 31, 2011, calculated in accordance with Ofgem's accepted methodology, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology.  In July 2012, Ofgem issued a consultation paper regarding certain aspects of the preferred methodology as it relates to the DPCR4 line loss incentive/penalty and a proposal to delay the target date for making a final decision until April 2013 together with a proposal to remove the line loss incentive/penalty for DPCR5.  PPL cannot predict the outcome of this matter.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants maintain credit facilities to enhance liquidity, provide credit support, and provide a backstop to commercial paper programs.  The following credit facilities were in place at:

	June 30, 2012					December 31, 2011
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backstop	Capacity	(a)	Backstop
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b)	Jan. 2013	£150	£110	n/a	£40	£111	n/a
WPD (South West)
Syndicated Credit Facility (c)	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility	Apr. 2016	300			300		£70
WPD (West Midlands)
Syndicated Credit Facility	Apr. 2016	300			300		71
Uncommitted Credit Facilities		84		£4	80		3
Total WPD Credit Facilities (d)		£1,079	£110	£4	£965	£111	£144

PPL Energy Supply (e)
Syndicated Credit Facility	Oct. 2016	$3,000		$662	$2,338		$541
Letter of Credit Facility	Mar. 2013	200	n/a	128	72	n/a	89
Total PPL Energy Supply
Credit Facilities		$3,200		$790	$2,410		$630

	June 30, 2012					December 31, 2011
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backstop	Capacity	(a)	Backstop
PPL Electric (e)
Syndicated Credit Facility (f)	Oct. 2016	$300		$196	$104		$1
Asset-backed Credit Facility (g)	July 2012	150		n/a	150		n/a
Total PPL Electric Credit Facilities		$450		$196	$254		$1

LG&E (e) (h)
Syndicated Credit Facility	Oct. 2016	$400			$400

KU (e) (h)
Syndicated Credit Facility	Oct. 2016	$400			$400
Letter of Credit Facility	Apr. 2014	198	n/a	$198		n/a	$198
Total KU Credit Facilities		$598		$198	$400		$198

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)	The borrowing outstanding at June 30, 2012 was a USD-denominated borrowing of $174 million, which equated to £110 million at the time of borrowing and bore interest at approximately 1.458%.

(c)
In January 2012, WPD (South West) entered into a new £245 million 5-year syndicated credit facility to replace the previous £210 million 3-year syndicated credit facility that was set to expire in July 2012.  Under the facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility and borrowings bear interest at LIBOR-based rates plus a margin.  The credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facility.

(d)	At June 30, 2012, the U.S. dollar equivalent of unused capacity under WPD's credit facilities was approximately $1.5 billion.

(e)	All credit facilities at PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL on a consolidated basis for financial reporting purposes.

(f)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility from $200 million.

(g)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At June 30, 2012 and December 31, 2011, $237 million and $251 million of accounts receivable and $87 million and $98 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at June 30, 2012, the amount available for borrowing under the facility was limited to $87 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2012, PPL Electric and the subsidiary extended this agreement to September 2012 and reduced the capacity to $100 million.

(h)	All credit facilities at LG&E and KU also apply to LKE on a consolidated basis for financial reporting purposes.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At June 30, 2012, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2016, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at June 30, 2012.

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At June 30, 2012, PPL Energy Supply had $520 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.48%.

In July 2012, PPL Energy Supply entered into uncommitted letter of credit facilities with available capacity of $75 million and $100 million, respectively, which expire in July 2014 and 2015.  Both facilities contain a financial covenant requiring PPL Energy Supply's debt to capitalization not to exceed 65%, as calculated in accordance with the agreements.  PPL Energy Supply will pay customary fees for letters of credit issued under these facilities.

(PPL and PPL Electric)

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At June 30, 2012, PPL Electric had $195 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.49%.

(PPL, LKE, LG&E and KU)

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at June 30, 2012.

(PPL Energy Supply, LKE, LG&E and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock. In conjunction with that offering, the underwriters exercised an option to purchase an additional 591 thousand shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 591 thousand shares of PPL common stock.  Settlement of the subsequent forward sale agreements will occur in July 2013.  Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the forward counterparties shares of its common stock in exchange for cash proceeds per share equal to the forward sale price.  The forward sale price will be calculated based on an initial forward price of $27.02 per share reduced during the period the contracts are outstanding as specified in the forward sale agreements.  PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreements.

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

In April 2012, WPD (East Midlands) issued £100 million aggregate principal amount of 5.25% Senior Notes due 2023.  WPD (East Midlands) received proceeds of approximately £111 million, which equated to $178 million at the time of issuance, net of underwriting fees.  The net proceeds were used for general corporate purposes.

In June 2012, PPL Capital Funding issued $400 million of 4.20% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $396 million, net of a discount and underwriting fees, that will be used for general corporate purposes.

In July 2012, PPL Capital Funding gave notice of its election to redeem at par on August 14, 2012, together with interest accrued to the redemption date, the entire $99 million outstanding principal amount of its 6.85% Senior Notes due 2047.

See Note 7 in PPL's 2011 Form 10-K for information on the 2011 Bridge Facility, 2011 Equity Units and the April 2011 issuance of common stock.

(PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 for information on the transaction and the debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

(PPL and PPL Electric)

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Noncontrolling Interests" on PPL's Balance Sheet and in "Preference stock" on PPL Electric's Balance Sheet.

(PPL and LKE)

In June 2012, LKE completed an exchange of all its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.  See Note 7 in PPL's and LKE's 2011 Form 10-K for additional information.

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

Distributions and Capital Contributions

(PPL)

In May 2012, PPL declared its quarterly common stock dividend, payable July 2, 2012, at 36.0 cents per share (equivalent to $1.44 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the six months ended June 30, 2012, the following distributions and capital contributions occurred:

	PPL Energy
	Supply	PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$657	$56	$60	$31	$48
Capital contributions received from parent/member	472

(PPL, LKE, LG&E and KU)

Since the payment of dividends from jurisdictional public utilities is governed by the Federal Power Act, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL.  In May 2012, FERC approved the petitions; however, each utility's adjusted equity ratio must equal or exceed 30% of total capitalization in order to pay dividends.  LG&E and KU do not intend to change their dividend practices as a result of this order.

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

Acquisitions

Ironwood Acquisition (PPL and PPL Energy Supply)

On April 13, 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the operation of the Ironwood Facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  See Note 11 in PPL's and PPL Energy Supply's 2011 Form 10-K for additional information on the tolling agreement.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.

The consideration paid for this acquisition, subject to finalization of working capital, net indebtedness and fair value adjustments, was as follows.

Aggregate enterprise consideration	$326
Less: Estimated fair value of long-term debt outstanding assumed through consolidation (a)	258
Plus: Restricted cash debt service reserves	17
Cash consideration paid for equity interests (including estimated working capital adjustments)	$85

(a)
The estimated long-term debt assumed through consolidation consisted of $226 million aggregate principal amount of 8.857% senior secured bonds to be fully repaid by 2025, plus $8 million of debt service reserve loans, and a $24 million estimated fair value adjustment.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the major classes of assets acquired and liabilities assumed through consolidation, and the effective settlement of the tolling agreement through consolidation.

PP&E	$505
Long-term debt (current and noncurrent) (a)	(258)
Tolling agreement assets eliminated (b)	(170)
Other net assets	8
Net identifiable assets acquired (c)	$85

(a)	Represents non-cash activity excluded from the Statement of Cash Flows for the six months ended June 30, 2012.

(b)
Represents PPL EnergyPlus' existing assets, primarily an intangible asset, which represented PPL EnergyPlus' rights to and the related accounting for the tolling agreement with PPL Ironwood, LLC prior to the acquisition.  On the acquisition date, PPL Ironwood, LLC recorded a liability, recognized at estimated fair value, for its obligation to PPL EnergyPlus.  The tolling agreement assets of PPL EnergyPlus and the tolling agreement liability of PPL Ironwood, LLC eliminate in consolidation for PPL and PPL Energy Supply as a result of the acquisition, and therefore the agreement is considered effectively settled.  Any difference between the tolling agreement assets and liability will result in a gain or loss on the effective settlement of the agreement.  That amount is currently estimated to be insignificant.

(c)	Goodwill is currently estimated to be insignificant.

At the date of acquisition, total future minimum lease payments to be made by PPL EnergyPlus to PPL Ironwood, LLC under the tolling agreement were $270 million.  These payments, which were included in the total minimum lease payments disclosed in Note 11 of PPL's and PPL Energy Supply's 2011 Form 10-K, will continue to be made by PPL EnergyPlus to PPL Ironwood, LLC following the acquisition, but will eliminate in consolidation.

In addition, Note 20 of PPL's and PPL Energy Supply's 2011 Form 10-K included annual forecasted amortization expense of $15 million for each of the years 2012 through 2016 related to the PPL EnergyPlus tolling agreement intangible asset.  This amortization will eliminate in consolidation for PPL and PPL Energy Supply as PPL Ironwood, LLC is now a subsidiary of PPL Energy Supply as a result of the acquisition.

The purchase price allocation is preliminary and could change in subsequent periods.  The preliminary purchase price allocation was based on PPL Energy Supply's best estimates using information obtained as of the reporting date.  Any changes to the purchase price allocation that result in material changes to the consolidated financial results will be adjusted retrospectively.  The final purchase price allocation is expected to be completed by the end of 2012.  The items pending finalization include, but are not limited to, the valuation of PP&E, long-term debt, certain contractual liabilities, including the tolling agreement, the resulting gain (loss) and goodwill.

Acquisition of WPD Midlands (PPL)

See Notes 1 and 10 in PPL's 2011 Form 10-K for information on PPL's April 1, 2011 acquisition of WPD Midlands.

Separation Benefits - U.K. Regulated Segment

In connection with the 2011 acquisition, PPL completed a reorganization designed to transition WPD Midlands from a functional operating structure to a regional operating structure requiring a smaller combined support structure, reducing duplication and implementing more efficient procedures.  More than 700 employees of WPD Midlands will have received separation benefits as a result of the reorganization by the end of 2012.

Separation benefits totaling $104 million, pre-tax, were associated with the reorganization, of which $93 million was recorded in the second half of 2011.  Additional severance compensation was recorded during the three and six months ended June 30, 2012, as shown in the table below.  The additional severance compensation is included in "Other operation and maintenance" on the Statement of Income.

The changes in the carrying amounts of accrued severance for the periods ended June 30, 2012 was as follows:

	Three Months	Six Months

Accrued severance at the beginning of period	$19	$21
Severance compensation	4	10
Severance paid	(15)	(23)
Accrued severance at the end of period	$8	$8

In addition, during the second quarter of 2011, WPD recognized $6 million of separation costs associated with the dismissal of eight senior executives of WPD Midlands, which is included in "Other operation and maintenance" on the Statements of Income and were not part of the reorganization discussed above.  Of these costs, $2 million relates to early retirement deficiency costs payable under applicable pension plans and $4 million relates to severance compensation.

Pro forma Information

The pro forma operating revenues and net income attributable to PPL for the periods ended June 30, 2011, which includes WPD Midlands as if the acquisition had occurred January 1, 2010, are as follows.

	Three Months	Six Months

Operating Revenues - PPL consolidated pro forma	$2,587	$5,802
Net Income Attributable to PPL - PPL consolidated pro forma	288	814

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and from the historical combined financial statements of WPD Midlands.  Income (loss) from discontinued operations (net of income taxes), which was not significant, was excluded from the pro forma amounts above.

The pro forma adjustments include adjustments to depreciation, net periodic pension costs, interest expense, nonrecurring adjustments and the related income tax effects.  Nonrecurring adjustments for the periods ended June 30, 2011 include the following pre-tax credits (expenses):

	Income Statement
	Line Item	Three Months	Six Months

2011 Bridge Facility costs	Interest Expense	$(36)	$(43)
Foreign currency loss on 2011 Bridge Facility	Other Income (Expense) - net	(58)	(58)
Net hedge gains associated with the 2011 Bridge Facility	Other Income (Expense) - net	63	56
Hedge ineffectiveness	Interest Expense	(12)	(12)
U.K. stamp duty tax	Other Income (Expense) - net	(21)	(21)
Other acquisition-related adjustments	(a)	(42)	(52)

(a)
Primarily includes advisory, accounting and legal fees recorded to "Other Income (Expense) - net" and certain separation benefits recognized during the second quarter of 2011 as noted above recorded in "Other operation and maintenance" on the Statement of Income.

Terminated Bluegrass CTs Acquisition (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the Bluegrass contract termination and potential future generation capacity options.

Development

NGCC Construction (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  Subject to finalizing contracting agreements and permitting activities, construction is expected to begin in 2012 and be completed during 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million ($130 million for LG&E and $470 million for KU).

In conjunction with this construction and to meet new, stricter federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.  The Cane Run and Green River coal units are anticipated to remain operational until the NGCC generation and associated transmission project is completed.  See Note 6 for additional information.

(PPL and PPL Energy Supply)

Bell Bend COLA

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $162 million through 2012 on the COLA and other permitting costs (including land costs) necessary for construction.  At June 30, 2012 and December 31, 2011, $142 million and $131 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.  PPL Bell Bend remains active in the DOE loan guarantee application process.  See Note 8 in PPL's and PPL Energy Supply's 2011 Form 10-K for additional information.

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

At June 30, 2012, PPL Electric's estimated share of the project cost has increased to $560 million from approximately $500 million at December 31, 2011, mainly due to increased material costs.  In July 2012, PPL Electric began pre-construction activities including tree and vegetation removal from the transmission line's right of way and construction of access roads.

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

(PPL, PPL Energy Supply, LKE and LG&E)

Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Service cost	$26	$23	$14	$12	$52	$47	$27	$17
Interest cost	54	54	85	73	110	109	169	112
Expected return on plan assets	(64)	(61)	(114)	(88)	(130)	(123)	(225)	(140)
Amortization of:
Prior service cost	6	6	1	1	12	12	2	2
Actuarial (gain) loss	11	8	20	15	21	14	40	29
Net periodic defined benefit
costs (credits) prior to
termination benefits	33	30	6	13	65	59	13	20
Termination benefits				2				2
Net periodic defined benefit
costs (credits)	$33	$30	$6	$15	$65	$59	$13	$22

PPL Energy Supply
Service cost	$2	$1			$3	$2
Interest cost	2	2			4	4
Expected return on plan assets	(3)	(2)			(5)	(4)
Amortization of:
Actuarial (gain) loss		1			1	1
Net periodic defined benefit
costs (credits)	$1	$2			$3	$3

	Pension Benefits
	Three Months		Six Months
	2012	2011	2012	2011

LKE
Service cost	$5	$6	$11	$12
Interest cost	15	17	32	34
Expected return on plan assets	(17)	(16)	(35)	(32)
Amortization of:
Prior service cost	1	1	2	2
Actuarial (gain) loss	6	6	11	11
Net periodic defined benefit
costs (credits)	$10	$14	$21	$27

LG&E
Service cost	$1	$1	$1	$1
Interest cost	3	3	7	7
Expected return on plan assets	(4)	(5)	(9)	(9)
Amortization of:
Prior service cost		1	1	1
Actuarial (gain) loss	2	3	5	6
Net periodic defined benefit
costs (credits)	$2	$3	$5	$6

	Other Postretirement Benefits
	Three Months		Six Months
	2012	2011	2012	2011

PPL
Service cost	$3	$3	$6	$6
Interest cost	8	8	16	16
Expected return on plan assets	(5)	(5)	(11)	(11)
Amortization of:
Transition obligation		1	1	1
Actuarial (gain) loss	1	1	2	3
Net periodic defined benefit costs (credits)	$7	$8	$14	$15

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	5
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of:
Transition obligation	1	1	1	1
Prior service cost	1		2	1
Actuarial (gain) loss	(1)		(1)
Net periodic defined benefit costs (credits)	$3	$3	$6	$7

(PPL Energy Supply, PPL Electric, LG&E and KU)

In addition to the specific plans they sponsor, PPL Energy Supply subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  For the periods ended June 30, PPL Services allocated the following net periodic benefit costs to PPL Energy Supply subsidiaries and PPL Electric, and LKE allocated the following net periodic benefit costs to LG&E and KU, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months		Six Months
	2012	2011	2012	2011

PPL Energy Supply	$9	$8	$19	$15
PPL Electric	7	6	15	12
LG&E	3	4	6	8
KU	5	5	9	11

Expected Cash Flows - U.K. Pension Plans

(PPL)

At June 30, 2012, WPD's expected pension contributions for 2012 are $323 million compared with $161 million as disclosed in PPL's 2011 Form 10-K.  During the six months ended June 30, 2012, contributions of $275 million were made.  The additional contributions are being made to prepay future contribution requirements to fund pension plan deficits.

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

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  To date, PPL Electric has conducted 12 of its 14 planned competitive solicitations.  The solicitations include a mix of short-term and long-term purchases ranging from five months to ten years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  In May 2012, PPL Electric filed a plan with the PUC to purchase its electric supply for default customers for the period June 2013 through May 2015.  The plan proposes to buy this electricity twice a year, beginning in April 2013.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Legal Matters

(PPL, PPL Energy Supply, PPL Electric LKE, LG&E and KU)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

TC2 Construction (PPL, LKE, LG&E and KU)

In June 2006, LG&E and KU, as well as the Indiana Municipal Power Agency and Illinois Municipal Electric Agency (collectively, TC2 Owners), entered into a construction contract regarding the TC2 project.  The contract is generally in the form of a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  The contract price and its components are subject to a number of potential adjustments which may increase or decrease the ultimate construction price.  During 2009 and 2010, the TC2 Owners received contractual notices from the TC2 construction contractor asserting historical force majeure and excusable event claims for a number of adjustments to the contract price, construction schedule, commercial operations date, liquidated damages or other relevant provisions.  In September 2010, the TC2 Owners and the construction contractor agreed to a settlement to resolve the force majeure and excusable event claims occurring through July 2010 under the TC2 construction contract, which settlement provided for a limited, negotiated extension of the contractual commercial operations date and/or relief from liquidated damage calculations.  With limited exceptions, the TC2 Owners took care, custody and control of TC2 in January 2011.  Pursuant to certain amendments to the construction agreement, the contractor has made and may be required to make additional modifications to the combustion system to allow operation of TC2 on all specified fuels categories.  The provisions of the construction agreement relating to liquidated damages were also amended.  In September 2011, the TC2 Owners and the construction contractor entered into subsequent adjustments to the construction agreement addressing, among other matters, certain historical change order, labor rate and prior liquidated damages amounts.  The remaining issues, plus certain potential warranty matters, are still under discussion with the contractor.  PPL, LKE, LG&E and KU cannot currently predict the outcome of this matter or the potential impact on the capital costs of this project.

WKE Indemnification (PPL and LKE)

See footnote (o) to the table in "Guarantees and Other Assurances" in this Note 10 for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

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
In March 2012, the case was returned to the Montana Supreme Court and in April 2012 remanded to the Montana First Judicial District Court.  Further proceedings have not yet been scheduled by the District Court.  PPL Montana has concluded it is no longer probable, but it remains reasonably possible, that a loss has been incurred.  While unable to estimate a range of loss, PPL Montana believes that any such amount should not be material.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $22 million at June 30, 2012, which has been fully reserved.  No assurance can be given as to the collectability of the receivable.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Notice of Intent to Sue Colstrip Owners

On July 30, 2012, PPL Montana received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station (Notice) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC).  The Notice was also addressed to the Owner or Managing Agent of Colstrip, and to the other Colstrip co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwest Energy and Pacificorp.  The Notice alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements.  The Notice states that Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of Sierra Club's and MEIC's costs of litigation and attorney's fees.  PPL is evaluating the allegations set forth in the Notice and cannot at this time predict the outcome of this matter.

Regulatory Issues

(PPL, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.

Enactment of Financial Reform Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions that impose derivative transaction reporting requirements and require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act also provides that the U.S. Commodity Futures Trading Commission (CFTC) may impose collateral and margin requirements for over-the-counter derivative transactions, as well as capital requirements for certain entity classifications.  Final rules on major provisions in the Dodd-Frank Act are being established through rulemakings.  The rulemakings are scheduled to become effective at different times following effectiveness of the definitional rule for the term "swap".  In July 2012, the CFTC approved the rule defining swap, which will become effective 60 days after publication of the rule in the Federal Register.  Additionally, in April 2012, the CFTC approved the Final Rule (Final Rule) defining key terms such as "swap dealer."  The definition of swap dealer, among other things, provides a significantly higher de minimis threshold amount of annual derivative transactions in which a party must have engaged in order to be classified as a swap dealer than was provided for in the CFTC's proposed rule, and is an amount that would not currently result in the Registrants being deemed swap dealers.  There are numerous other provisions in the Final Rule, however, that the Registrants have not yet analyzed that could result in their being subject to the more onerous compliance requirements applicable to swap dealers.  Even if the Registrants are not ultimately subject to the compliance requirements applicable to swap dealers, the Dodd-Frank Act and its implementing regulations nevertheless will impose on them significant additional and potentially costly recordkeeping and reporting requirements.  Also, the Registrants could face significantly higher operating costs or may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  The Registrants will continue to evaluate the provisions of the Dodd-Frank Act and its implementing regulations.  At this time, the Registrants cannot predict the impact that the law or its implementing regulations will have on their businesses or operations, or the markets in which they transact business, but could incur material costs related to compliance with the Dodd-Frank Act.

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

In addition, in February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  In October 2011, the court denied the BPU's motion to dismiss the proceeding and the litigation is continuing.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

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

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the order by the Commissioners of the MD PSC.  In August 2012, the court denied the MD PSC and CPV Maryland, LLC motions to dismiss the proceeding and the litigation is continuing.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  At June 30, 2012, there were two remaining claims against PPL Energy Supply totaling $73 million.  In July 2012, PPL Montana and the City of Tacoma, one of the parties claiming refunds at FERC, reached a settlement whereby PPL Montana would pay $75 thousand to resolve the City of Tacoma's $23 million claim, $9 million of which represents interest.  The settlement does not resolve the remaining claim.

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

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E and KU and PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In June 2011, FERC approved PPL's market-based rate update for the Eastern region and PPL's market-based rate update for the Western region.  Also, in June 2011, PPL filed its market-based rate update for the Southeast region, including LG&E and KU in addition to PPL EnergyPlus.  In June 2011, the FERC issued an order approving LG&E's and KU's request for a determination that they no longer be deemed to have market power in the BREC balancing area and removing restrictions on their market-based rate authority in such region.

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

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any, other than the amounts currently recorded.

Environmental Matters - Domestic

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operating certain facilities or operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost impact of these permits and rules.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

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

The CSAPR is meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The CSAPR establishes new sulfur dioxide and nitrogen oxide emission allowance cap and trade programs that are more restrictive than previously under CAIR.  The CSAPR provides for two-phased programs of sulfur dioxide and nitrogen oxide emissions reductions, with initial reductions in 2012 and more stringent reductions in 2014.

In December 2011, the Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In February 2012, the EPA made revisions to the rule.  Oral arguments on legal challenges to the CSAPR were held, and a final decision on the validity of the rule is expected in 2012.

With respect to the Kentucky fossil-fueled generating plants, the stay of the CSAPR will initially only impact the unit dispatch order.  With the return of the CAIR and the Kentucky companies' significant number of sulfur dioxide allowances, those units will be dispatched with lower operating cost, but slightly higher sulfur dioxide and nitrogen oxide emissions.  However, a key component of the Court's final decision, even if the CSAPR is upheld, will be whether the ruling delays the implementation of the CSAPR by one year for both Phases I and II, or instead continues to require the significant sulfur dioxide and nitrogen oxide reductions associated with Phase II to begin in 2014.  LG&E's and KU's CSAPR compliance strategy is based on over-compliance during Phase I to generate allowances sufficient to cover the expected shortage during the first two years of Phase II (2014 and 2015) when additional pollution control equipment will be installed.  Should Phase I of the CSAPR be shortened to one year, it will be more difficult and costly to provide enough excess allowances in one year to meet the shortage projected for 2014 and 2015.  LG&E and KU have the ability to recover emission allowance expense through the ECR mechanism; however, actual recovery is subject to the outcome of future review proceedings by the KPSC.

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

National Ambient Air Quality Standards

In addition to the reductions in sulfur dioxide and nitrogen oxide emissions required under the CSAPR for its Pennsylvania and Kentucky plants, PPL's fossil-fueled generating plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to achieve attainment by 2017.  For areas that are in attainment or are unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  In June 2012, the EPA proposed a rule that strengthens the particulate standards.  The EPA expects that states would identify initial non-attainment areas by the end of 2014 and have until 2020 to achieve attainment status for those areas.  States could request an extension to 2025 to comply with the rule.  Until the rule is finalized, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict which of their facilities may be located in a non-attainment area and what measures would be required to meet attainment status.

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

Mercury and Other Hazardous Air Pollutants

In May 2011, the EPA published a proposed regulation providing for stringent reductions of mercury and other hazardous air pollutants.  In February 2012, the EPA published the final rule, known as the Mercury and Air Toxics Standards (MATS), with an effective date of April 16, 2012.  The rule is being challenged by industry groups and states.

The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  Based on their assessment of the need to install pollution control equipment to meet the provisions of the proposed rule, LG&E and KU filed requests with the KPSC for environmental cost recovery to facilitate moving forward with plans to install environmental controls including chemical additive and fabric-filter baghouses to remove certain hazardous air pollutants.  Recovery of the cost of certain controls was granted by the KPSC order issued in December 2011.  See Note 6 for information on LG&E's and KU's anticipated retirement of certain coal-fired electric generating units in response to this and other environmental regulation.  With the publication of the final MATS rule, LG&E and KU are currently assessing whether changes in the final rule warrant revision of their approved compliance plans.

With respect to PPL Energy Supply's Pennsylvania plants, PPL believes that these plants may require installation of chemical additive systems, the cost of which is not expected to be significant.  With respect to the PPL Montana plants, modifications to the current air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, additional controls are being evaluated, the cost of which could be significant.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS.

Regional Haze and Visibility

In January 2012, the EPA proposed limited approval of the Pennsylvania regional haze state implementation plan (SIP).  That proposal would essentially approve PPL's analysis that further particulate controls at PPL Energy Supply's Pennsylvania plants are not warranted.  The limited approval does not address deficiencies of the state plan arising from the remand of the CAIR rule.  Previously, the EPA had determined that implementation of the CAIR requirements would meet regional haze BART (Best Available Retrofit Technology) requirements for sulfur dioxide and nitrogen oxides.  In 2012, the EPA finalized a rule providing that implementation of the CSAPR would also meet the BART.  This rule also addresses the Pennsylvania SIP deficiency arising from the CAIR remand; however the rule is expected to be challenged by environmental groups.

In Montana, the EPA Region 8 is developing the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART SIP at this time.  PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted.  PPL has also submitted data and a high-level analysis of various air emission control options to reduce air emissions related to the non-BART-affected emission sources of Colstrip Units 3 and 4 under the rules.  The analysis shows that any incremental reductions would not be cost effective and that further analysis is not warranted.

In March 2012, the EPA issued its draft Federal Implementation Plan (FIP) of the regional haze rule for Montana.  The draft FIP identified no additional controls for Corette or Colstrip 3 and 4 but proposed a tighter particulate matter (PM) limit for Corette.  Under the draft FIP, Colstrip Units 1 and 2 would require additional controls to meet the proposed more stringent nitrogen oxide and sulfur dioxide limits.  PPL Energy Supply filed comments to the EPA's proposed FIP in June 2012 opposing the nitrogen oxide and sulfur dioxide limits for Colstrip based upon the installation of an SNCR and spare scrubber vessel and the PM limit for Corette.  The final FIP is expected in 2012.  The cost of these potential additional controls could be significant depending on the final outcome of this rulemaking.

LG&E and KU also submitted analyses of the visibility impacts of their Kentucky BART-eligible sources to the Kentucky Division for Air Quality (KDAQ).  Only LG&E's Mill Creek plant was determined to have a significant regional haze impact.  The KDAQ has submitted a regional haze SIP to the EPA which requires the Mill Creek plant to reduce its sulfuric acid mist emissions from Units 3 and 4.  After approval of the Kentucky SIP by the EPA and revision of the Mill Creek plant's Title V air permit, LG&E intends to install sorbent injection controls at the plant to reduce sulfuric acid mist emissions.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May 2012, PPL Montana received an information request regarding projects undertaken during the Spring 2012 maintenance outage at Colstrip Unit 1.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In addition, in August 2007, LG&E and KU received information requests for their Mill Creek, Trimble County, and Ghent plants, but have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received a notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  KU has exchanged settlement proposals and other information with the EPA regarding imposition of additional permit limits and emission controls and anticipates continued settlement negotiations.  In addition, any settlement or future litigation could potentially encompass a September 2007 notice of violation alleging opacity violations at the plant.  Depending on the provisions of a final settlement or the results of litigation, if any, resolution of this matter could involve significant increased operating and capital expenditures.  PPL, LKE and KU cannot predict the final outcome of this matter, but currently do not expect such outcome to result in material losses above the respective amounts accrued by KU.

If PPL subsidiaries are found to have violated NSR regulations, PPL, PPL Energy Supply, LKE, LG&E and KU would, among other things, be required to meet permit limits reflecting Best Available Control Technology (BACT) for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired generating plants, and PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict whether such actions will be brought against any of their plants.  See "Legal Matters" above for information on a notice of intent to sue received in July 2012 by PPL Montana and the other owners of Colstrip.

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an Order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which were incorporated into a final revised permit issued by the KDAQ in January 2010.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on the capital costs of this project, if any.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has the authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued light-duty vehicle emissions standards that apply to 2012 model year vehicles.  The EPA has also clarified that this standard, beginning in 2011, also authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase requires the BACT permit limits for GHGs.  These rules were challenged, and in June 2012 the U.S. Court of Appeals for the D.C. Circuit upheld the EPA's regulations.

In addition, in April 2012, the EPA proposed New Source Performance Standards for carbon dioxide emissions from new coal-fired generating units, combined-cycle natural gas units, and integrated gasification combined-cycle units.  The proposal would require new coal plants to achieve the same stringent limitations on carbon-dioxide emissions as the best performing new gas plants.  There presently is no commercially available technology to allow new coal plants to achieve these limitations and, as a result, the EPA's proposal would effectively preclude construction of new coal-fired generation in the future.

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

Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced that would, if enacted, accelerate solar supply requirements and restrict eligible solar projects to those located in Pennsylvania.  PPL and PPL Energy Supply cannot predict at this time whether this legislation will be enacted.

Eleven western states and certain Canadian provinces established the Western Climate Initiative (WCI) in 2003.  The WCI established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and developed GHG emission allocations, offsets, and reporting recommendations.  Montana was once a partner in the WCI, but by 2011 had withdrawn, along with several other western states.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  To date, the state has yet to issue a final plan.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the lower court and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil, the U.S. Court of Appeals for the Fifth Circuit declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Court of Appeals' ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the court granted defendants' motions to dismiss the state common law claims because plaintiffs had previously raised the same claims, plaintiffs lacked standing, plaintiff's claims were displaced by the Clean Air Act, and other grounds.  In April 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Fifth Circuit.  Additional litigation in federal and state courts over these issues is continuing.  PPL, LKE and KU cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation (PPL, PPL Energy Supply, LKE, LG&E and KU)

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

PPL and PPL Energy Supply believe there are financial, regulatory and logistical uncertainties related to GHG reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL and PPL Energy Supply can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would materially increase costs and result in early retirements of many coal-fired plants as it would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

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

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) that requests comments on selected documents that the EPA received during the comment period for the proposed regulations.  In addition, the U.S. House of Representatives in October 2011 approved a bill to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and to preclude the EPA from regulating CCRs under Subtitle C of the RCRA.  The bill has been introduced in the Senate, and the prospect for passage of this legislation is uncertain.

In January 2012, a coalition of environmental groups filed a 60-day notice of intent to sue the EPA for failure to perform nondiscretionary duties under RCRA, which could require a deadline for EPA to issue strict CCR regulations.  In February 2012, a CCR recycling company also issued a 60-day notice of intent to sue the EPA over its timeliness in issuing CCR regulations, but that company requested that the EPA take a Subtitle D approach that would allow for continued recycling of CCRs.  The coalition filed its lawsuit in April 2012.  The EPA has indicated that it will issue another NODA later in 2012 to request comments on the extensive data that the EPA collected from coal-fired power plant operators as part of the EPA's

Effluent Limitations Guideline rule modification process which the EPA wants to use in the CCR regulatory development process.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the economic impact could be material, if regulated as a hazardous waste.

Martins Creek Fly Ash Release (PPL and PPL Energy Supply)

In 2005, approximately 100 million gallons of water containing fly ash was released from a disposal basin at the Martins Creek plant used in connection with the operation of the plant's two 150 MW coal-fired generating units.  This resulted in ash being deposited onto adjacent roadways and fields, into a nearby creek and the Delaware River.  PPL determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

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

Through June 30, 2012, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in significant losses above the amounts currently recorded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL, PPL Energy Supply, LKE, LG&E and KU plants.  PPL, PPL Energy Supply, LKE, LG&E and KU have completed or are completing assessments of seepages or groundwater infiltration at various facilities and have completed or are working with agencies to implement abatement measures, where required.  A range of reasonably possible losses cannot currently be estimated.

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage due to seepage from plant wastewater ponds.  A settlement agreement was reached in July 2010, which would have resulted in a payment by PPL Montana, but certain of the plaintiffs later argued the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011, the court granted the motion and ordered the settlement to be completed in 60 days.  The plaintiffs appealed the October 2011 order to the Montana Supreme Court, and the court's decision is expected in the second half of 2012.  Therefore, the settlement ordered by the district court is not final.  PPL and PPL Energy Supply cannot predict the outcome of the appeal, although PPL Montana's share of any final settlement is not expected to be significant.

Clean Water Act 316(b) (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating plants are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule in April 2011.  The industry and PPL reviewed the proposed rule and submitted comments.  The EPA is evaluating comments and meeting with industry groups to discuss options.  Two NODAs have been issued on the rule that indicate the EPA may be willing to amend the rule based on certain industry group comments and the EPA's comment period on the NODAs has ended.  The final rule is expected to be issued in 2013.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms that are pulled through the plant's cooling water system.  A form of cost-benefit analysis is allowed for this second requirement.  This process involves a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot reasonably estimate a range of reasonably possible costs, if any, until a final rule is issued, the required studies have been completed, and each state in which they operate has decided how to implement the rule.

Effluent Limitations Guidelines and Standards (PPL, PPL Energy Supply, LKE, LG&E and KU)

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  The EPA is expected to issue the final regulations in 2014.  PPL, PPL Energy Supply, LKE, LG&E and KU expect the revised guidelines and standards to be more stringent than the current standards especially for sulfur dioxide scrubber wastewater and ash basin discharges, which could result in more stringent discharge permit limits.  In the interim, states may impose more stringent limits on a case-by-case basis under existing authority as permits are renewed.  PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

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

A PPL Energy Supply subsidiary signed a Consent Order and Agreement (COA) with the PADEP in July 2008 under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  Debris at intake pumps can result in a unit trip or reduction in load, causing a sudden change in water temperature.  A barrier has been constructed to prevent debris from entering the river water intake area at a cost that was not significant.

PPL Energy Supply's subsidiary has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the PADEP.  The subsidiary and the PADEP have now concluded that a barrier method to exclude fish is not workable.  In June 2012, a new COA (the Brunner COA) was signed that allows the subsidiary to study a change in cooling tower operational methods that may keep fish from entering the channel.  Should this approach fail, the Brunner COA requires a retrofit of impingement control technology at the intakes to the cooling towers.

In March 2012, the subsidiary received a draft NPDES permit (renewed) for the Brunner Island plant from the PADEP. This permit includes new water quality-based limits for the scrubber wastewater plant.  Some of these limits may not be achievable with the existing treatment system.  Several agencies and environmental groups commented on the draft permit, raising issues that must be resolved in order to obtain a final permit for the plant.  PPL Energy Supply cannot predict the outcome of the final resolution of the permit issues at this time or what impact, if any, they would have on this facility, but the costs could be significant.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court.  PPL, LKE, LG&E, and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

The EPA and the Army Corps of Engineers are working on a guidance document that will expand the federal government's interpretation of what constitutes "waters of the United States" subject to regulation under the Clean Water Act.  This change has the potential to affect generation and delivery operations, with the most significant effect being the potential elimination of the existing regulatory exemption for plant waste water treatment systems.  The costs that may be imposed on the Registrants as a result of any eventual expansion of this interpretation cannot reliably be estimated at this time.

Superfund and Other Remediation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric.  However, should the EPA require different or additional measures in the future, or should PPL Electric's share of costs at multi-party sites increase substantially more than currently expected, the costs could be significant.

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

Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which PPL Electric, LG&E and KU currently lack information, the costs of remediation and other liabilities could be material.  PPL, PPL Electric, LKE, LG&E and KU are unable to estimate a range of reasonably possible losses, if any, related to these matters.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants.  PPL, PPL Electric, LKE, LG&E and KU cannot estimate a range of reasonably possible losses, if any, related to these matters.

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations, and undertake similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant impact on their operations.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for the Registrants.

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At June 30, 2012, this maximum assessment was $48 million.

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

Employee Relations (PPL, LKE and KU)

In July 2012, KU and the IBEW Local 2100 ratified a three-year labor agreement containing a 2.5% wage increase through July 2013, a subsequent 2.5% wage increase for July 2013 through July 2014 and a wage reopener for July 2014.  The agreement covers approximately 70 employees.

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

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The table below details guarantees provided at June 30, 2012.  The total recorded liability at June 30, 2012 and December 31, 2011, was $24 million and $14 million for PPL and $20 million and $11 million for LKE.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."

	Exposure at		Expiration
	June 30, 2012 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$290	(c)	2014 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	89	(d)	2015
Tax indemnification related to unconsolidated WPD affiliates		(e)

PPL Energy Supply (f)
Letters of credit issued on behalf of affiliates	21	(g)	2012 - 2014
Retrospective premiums under nuclear insurance programs	48	(h)
Nuclear claims assessment under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(i)
Indemnifications for sales of assets	262	(j)	2012 - 2025
Indemnification to operators of jointly owned facilities	6	(k)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(l)	2018

PPL Electric (m)
Guarantee of inventory value	19	(n)	2016

LKE (m)
Indemnification of lease termination and other divestitures	301	(o)	2021 - 2023

LG&E and KU (p)
LG&E and KU guarantee of shortfall related to OVEC		(q)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
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

(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At June 30, 2012, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(e)
Two WPD unconsolidated affiliates were refinanced during 2005.  Under the terms of the refinancing, WPD indemnified the lender against certain tax and other liabilities.  These indemnifications expired in the second quarter of 2012.

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

(l)
A PPL Energy Supply subsidiary owned a one-third equity interest in Safe Harbor Water Power Corporation (Safe Harbor) that was sold in March 2011.  Beginning in 2008, PPL Energy Supply guaranteed one-third of any amounts payable with respect to certain senior notes issued by Safe Harbor.  Under the terms of the sale agreement, PPL Energy Supply continues to guarantee the portion of Safe Harbor's debt, but received a cross-indemnity from the purchaser, secured by a lien on the purchaser's stock of Safe Harbor, in the event PPL Energy Supply is required to make a payment under the guarantee.  The exposure noted reflects principal only.

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

(o)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as non-excluded government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In July 2012, LKE's indemnitee filed a judicial action in the Henderson Circuit Court, seeking to vacate the arbitration decision.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including the legal status of the court's review of the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  For the three and six months ended June 30, 2012, LKE has adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax or $0.01 per share, basic and diluted, for PPL), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  No additional material loss is anticipated by reason of such indemnifications.

(p)	All guarantees of LG&E and KU also apply to PPL and LKE on a consolidated basis for financial reporting purposes.
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

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  See Note 10 for additional information on the solicitations.  PPL Electric's purchases from PPL EnergyPlus totaled $16 million and $38 million for the three and six months ended June 30, 2012 and $4 million and $10 million during the same periods in 2011.  The sales and purchases are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when the aggregate credit exposure with respect to electricity, capacity and other related products to be delivered by PPL EnergyPlus exceeds a contractual credit limit.  Based on the current credit rating and tangible net worth of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at June 30, 2012.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At June 30, 2012, PPL Energy Supply had a net credit exposure of $38 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

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

Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts for the periods ended June 30, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense:

	Three Months		Six Months
	2012	2011	2012	2011

PPL Energy Supply	$53	$44	$110	$94
PPL Electric	39	35	81	74
LKE	3	4	8	9

Intercompany Billings by LKS (LG&E and KU)

LKS provides LG&E and KU with a variety of centralized administrative, management and support services.  The cost of these services is directly charged to the company or, for general costs that cannot be directly attributed, charged based on predetermined allocation factors, including the following measures: number of customers, total assets, revenues, number of employees and/or other statistical information.  LKS charged the amounts in the table below for the periods ended June 30, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense:

	Three Months		Six Months
	2012	2011	2012	2011

LG&E	$40	$50	$81	$83
KU	35	55	81	104

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary periodically holds revolving demand notes from certain affiliates.  At June 30, 2012, there were no balances outstanding.  At December 31, 2011, a note with PPL Energy Funding had an outstanding balance of $198 million with an interest rate of 3.77% that was reflected in "Note receivable from affiliate" on the Balance Sheet.  Interest earned on these revolving facilities is included in "Interest Income from Affiliates" on the Statements of Income.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  Interest earned on borrowings was insignificant for the three and six months ended June 30, 2012 and 2011.

(LKE)

LKE maintains a $300 million revolving demand note with a PPL Energy Supply subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At June 30, 2012 and December 31, 2011, there were no balances outstanding.  Interest expense incurred on the revolving demand note with the PPL Energy Supply subsidiary was not significant for the three and six months ended June 30, 2012 and 2011.

After PPL's acquisition of LKE in November 2010, LKE held a note receivable from a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  At June 30, 2012 and December 31, 2011, $12 million and $15 million were outstanding and were reflected in "Notes receivable from affiliates" on the Balance Sheets.  The interest rates on loans are based on the PPL affiliate's credit rating and are currently equal to one-month LIBOR plus a spread.  The interest rates on the outstanding borrowings at June 30, 2012 and December 31, 2011 were 2.24% and 2.27%.  Interest income on the note receivable was not significant for the three and six months ended June 30, 2012 and 2011.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At June 30, 2012 and December 31, 2011, LG&E had no payable balance outstanding, but at June 30, 2012, LG&E had a $6 million receivable balance outstanding, which was reflected in "Notes receivable from affiliates" on the Balance Sheet.  The interest rate on the outstanding receivable at June 30, 2012 was 0.48%.  Interest expense incurred on the money pool agreement with LKE and/or KU was not significant for the three and six months ended June 30, 2012 and 2011.  Interest income on the money pool agreement with LKE and/or KU was not significant for the three and six months ended June 30, 2012.  There was no interest income on the money pool agreement with LKE and/or KU for the three and six months ended June 30, 2011.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At June 30, 2012, $6 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  At December 31, 2011, there was no balance outstanding.  The interest rate on the outstanding borrowings at June 30, 2012 was 0.48%.  Interest expense incurred on the money pool agreement with LKE and/or LG&E was not significant for the three and six months ended June 30, 2012 and 2011.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and billed certain affiliates for their use under a licensing agreement.  This agreement was terminated in December 2011.  PPL Energy Supply was charged $10 million and $20 million of license fees for the three and six months ended June 30, 2011.  These charges are primarily included in "Other operation and maintenance" on the Statement of Income.

Intercompany Insurance (PPL Electric)

PPL Power Insurance Ltd. (PPL Power Insurance) is a subsidiary of PPL that provides insurance coverage to PPL and its subsidiaries for property damage, general/public liability and workers' compensation.

Due to damages resulting from several PUC-reportable storms that occurred in May 2011, PPL Electric exceeded its deductible for the 2011 policy year.  Probable recoveries on insurance claims with PPL Power Insurance of $15 million were recorded during the three and six months ended June 30, 2011, of which $9 million was included in "Other operation and maintenance" on the Statement of Income, and the remainder was recorded in PP&E on the Balance Sheet.

Other (PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric, LG&E and KU, refer to Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the periods ended June 30 was:

	Three Months		Six Months
	2012	2011	2012	2011
PPL
Other Income
Earnings on securities in NDT funds	$4	$3	$12	$18
Interest income	2	2	3	4
AFUDC	3	2	5	3
Net hedge gains associated with the 2011 Bridge Facility (a)		62		55
Equity earnings (losses) from unconsolidated affiliates	(4)		(6)
Miscellaneous - Domestic	3	4	5	7
Miscellaneous - U.K.	2	1	2	1
Total Other Income	10	74	21	88
Other Expense
Economic foreign currency exchange contracts (Note 14)	(25)	(2)	(7)
Charitable contributions	2	2	6	5
WPD Midlands acquisition-related costs (Note 8)		26		36
Foreign currency loss on 2011 Bridge Facility (b)		58		58
U.K. stamp duty tax		21		21
Miscellaneous - Domestic	4	1	8	4
Miscellaneous - U.K.	(1)	2	1	3
Total Other Expense	(20)	108	8	127
Other Income (Expense) - net	$30	$(34)	$13	$(39)

PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$4	$3	$12	$18
Interest income	1	2	1	2
Miscellaneous	1	1	2	3
Total Other Income	6	6	15	23
Other Expense
Charitable contributions			1
Miscellaneous	1	2	4	5
Total Other Expense	1	2	5	5
Other Income (Expense) - net	$5	$4	$10	$18

(a)	Represents a gain on foreign currency contracts that hedged the repayment of the 2011 Bridge Facility borrowing.
(b)	Represents a foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing.

"Other Income (Expense) - net" for the three and six months ended June 30, 2012 and 2011 for PPL Electric is primarily AFUDC.  "Other Income (Expense) - net" for the three and six months ended June 30, 2012 for LKE and KU is primarily equity losses from an unconsolidated affiliate.  The components of "Other Income (Expense) - net" for the three and six months ended June 30, 2012 and 2011 for LG&E are not significant.

13.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and six months ended June 30, 2012, there were no transfers between Level 1 and Level 2.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$981	$981			$1,202	$1,202
Restricted cash and cash equivalents (a)	176	176			209	209
Price risk management assets:
Energy commodities	3,506	3	$3,459	$44	3,423	3	$3,390	$30
Interest rate swaps					3		3
Foreign currency contracts	19		19		18		18
Cross-currency swaps	70		60	10	24		20	4
Total price risk management assets	3,595	3	3,538	54	3,468	3	3,431	34
NDT funds:
Cash and cash equivalents	14	14			12	12
Equity securities
U.S. large-cap	317	219	98		292	202	90
U.S. mid/small-cap	127	94	33		117	87	30
Debt securities
U.S. Treasury	96	96			86	86
U.S. government sponsored agency	10		10		10		10
Municipality	81		81		83		83
Investment-grade corporate	35		35		38		38
Other	2		2		2		2
Receivables (payables), net	(1)	(4)	3			(3)	3
Total NDT funds	681	419	262		640	384	256
Auction rate securities (b)	18		3	15	24			24
Total assets	$5,451	$1,579	$3,803	$69	$5,543	$1,798	$3,687	$58

Liabilities
Price risk management liabilities:
Energy commodities	$2,528	$3	$2,515	$10	$2,345	$1	$2,327	$17
Interest rate swaps	77		77		63		63
Foreign currency contracts	4		4
Cross-currency swaps	2		2		2		2
Total price risk management liabilities	$2,611	$3	$2,598	$10	$2,410	$1	$2,392	$17

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Energy Supply
Assets
Cash and cash equivalents	$446	$446			$379	$379
Restricted cash and cash equivalents (a)	110	110			145	145
Price risk management assets:
Energy commodities	3,506	3	$3,459	$44	3,423	3	$3,390	$30
Total price risk management assets	3,506	3	3,459	44	3,423	3	3,390	30
NDT funds:
Cash and cash equivalents	14	14			12	12
Equity securities
U.S. large-cap	317	219	98		292	202	90
U.S. mid/small-cap	127	94	33		117	87	30
Debt securities
U.S. Treasury	96	96			86	86
U.S. government sponsored agency	10		10		10		10
Municipality	81		81		83		83
Investment-grade corporate	35		35		38		38
Other	2		2		2		2
Receivables (payables), net	(1)	(4)	3			(3)	3
Total NDT funds	681	419	262		640	384	256
Auction rate securities (b)	15		3	12	19			19
Total assets	$4,758	$978	$3,724	$56	$4,606	$911	$3,646	$49

Liabilities
Price risk management liabilities:
Energy commodities	$2,528	$3	$2,515	$10	$2,345	$1	$2,327	$17
Total price risk management liabilities	$2,528	$3	$2,515	$10	$2,345	$1	$2,327	$17

PPL Electric
Assets
Cash and cash equivalents	$45	$45			$320	$320
Restricted cash and cash equivalents (c)	13	13			13	13
Total assets	$58	$58			$333	$333

LKE
Assets
Cash and cash equivalents	$29	$29		$59	$59
Restricted cash and cash equivalents (c)	31	31		29	29
Total assets	$60	$60		$88	$88

Liabilities
Price risk management liabilities:
Interest rate swaps (d)	$62		$62	$60		$60
Total liabilities	$62		$62	$60		$60

LG&E
Assets
Cash and cash equivalents	$25	$25		$25	$25
Restricted cash and cash equivalents (c)	31	31		29	29
Total assets	$56	$56		$54	$54

Liabilities
Price risk management liabilities:
Interest rate swaps (d)	$62		$62	$60		$60
Total liabilities	$62		$62	$60		$60

KU
Assets
Cash and cash equivalents	$3	$3		$31	$31
Total assets	$3	$3		$31	$31
(a)	Current portion is included in "Restricted cash and cash equivalents" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Current portion is included in "Other current liabilities" and the long-term portion is included in "Price risk management liabilities" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Six Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$19	$24	$3	$46	$13	$24	$4	$41
Total realized/unrealized
gains (losses)
Included in earnings	(2)		(1)	(3)	16		(1)	15
Included in OCI (a)	(1)	(1)	8	6	1	(1)	10	10
Sales		(5)		(5)		(5)		(5)
Settlements	(5)			(5)	(11)			(11)
Transfers into Level 3	14			14	14			14
Transfers out of Level 3	9	(3)		6	1	(3)	(3)	(5)
Balance at end of period	$34	$15	$10	$59	$34	$15	$10	$59

PPL Energy Supply
Balance at beginning of
period	$19	$19		$38	$13	$19		$32
Total realized/unrealized
gains (losses)
Included in earnings	(2)			(2)	16			16
Included in OCI (a)	(1)	(1)		(2)	1	(1)
Sales		(3)		(3)		(3)		(3)
Settlements	(5)			(5)	(11)			(11)
Transfers into Level 3	14			14	14			14
Transfers out of Level 3	9	(3)		6	1	(3)		(2)
Balance at end of period	$34	$12		$46	$34	$12		$46

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2011 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months			Six Months
	Energy	Auction		Energy	Auction
	Commodities,	Rate		Commodities,	Rate
	net	Securities	Total	net	Securities	Total
PPL
Balance at beginning of period	$32	$25	$57	$(3)	$25	$22
Total realized/unrealized gains (losses)
Included in earnings	(5)		(5)	(4)		(4)
Included in OCI (a)	3		3	4		4
Purchases				2		2
Sales	(1)		(1)	(4)		(4)
Settlements	3		3	25		25
Transfers out of Level 3	(6)		(6)	6		6
Balance at end of period	$26	$25	$51	$26	$25	$51

PPL Energy Supply
Balance at beginning of period	$32	$20	$52	$(3)	$20	$17
Total realized/unrealized gains (losses)
Included in earnings	(5)		(5)	(4)		(4)
Included in OCI (a)	3		3	4		4
Purchases				2		2
Sales	(1)		(1)	(4)		(4)
Settlements	3		3	25		25
Transfers out of Level 3	(6)		(6)	6		6
Balance at end of period	$26	$20	$46	$26	$20	$46

(a)	"Energy Commodities, net" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in the fair value measurement of assets and liabilities classified as Level 3 at June 30, 2012 are as follows:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	30	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	20% - 100% (69%)
Power sales contracts (c)	(7)	Discounted cash flow	Basis price between delivery points	24% - 61% (25%)

Full-requirement sales contracts (d)	11	Discounted cash flow	Customer migration	13% - 80% (34%)

Auction rate securities (e)	15	Discounted cash flow	Modeled from SIFMA Index	54% - 80% (65%)

Cross-currency swaps (f)	10	Discounted cash flow	Credit valuation adjustment	25% - 37% (32%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	30	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	20% - 100% (69%)
Power sales contracts (c)	(7)	Discounted cash flow	Basis price between delivery points	24% - 61% (25%)

Full-requirement sales contracts (d)	11	Discounted cash flow	Customer migration	13% - 80% (34%)

Auction rate securities (e)	12	Discounted cash flow	Modeled from SIFMA Index	61% - 80% (66%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
Retail natural gas sales contracts extend through 2017.  $14 million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)
Power sales contracts extend through 2017.  $(4) million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of basis increases/(decreases), the fair value of the contracts (decreases)/increases.

(d)
Full-requirement sales contracts extend through 2013.  $11 million of the fair value is scheduled to deliver within the next 12 months. As customer migration increases/(decreases), the fair value of the contracts decreases/(increases).

(e)
Auction rate securities have a weighted average contractual maturity of 26 years.  The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA index increase/(decrease), the fair value of the securities increases/(decreases).

(f)
Cross-currency swaps extend through 2021.  The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended June 30 are reported in the Statements of Income as follows:

	Three Months
									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases		Interest Expense
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Total gains (losses) included in earnings	$2	$4	$(6)	$(5)	$1	$2	$1	$(6)	$(1)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	49	4	(12)	(7)	1		1	(2)

PPL Energy Supply
Total gains (losses) included in earnings	$2	$4	$(6)	$(5)	$1	$2	$1	$(6)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	49	4	(12)	(7)	1		1	(2)

	Six Months
									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases		Interest Expense
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Total gains (losses) included in earnings	$18	$5	$(2)	$(4)		$(3)		$(2)	$(1)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	39	5	(13)	(6)	$1		$1	17

PPL Energy Supply
Total gains (losses) included in earnings	$18	$5	$(2)	$(4)		$(3)		$(2)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	39	5	(13)	(6)	$1		$1	17

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Level 2 contracts are valued using quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  These contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a full-requirement sales contract that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  The fair value of contracts classified as Level 3 has been calculated using PPL proprietary models which include significant unobservable inputs such as delivery at a location where pricing is unobservable, assumptions for customer migration or delivery dates that are beyond the dates for which independent quotes are available.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE and LG&E)

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

The debt securities held by the NDT funds at June 30, 2012 have a weighted-average coupon of 4.22% and a weighted-average maturity of 8.3 years.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The exposure to realize losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.  The primary reason for the transfer out of Level 3 in 2012 was the change in the significance of the present value of future interest payments as maturity dates approach.

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

Financial Instruments Not Recorded at Fair Value (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Equity Units and long-term debt on the Balance Sheets and their estimated fair values are set forth below.  The fair values of these instruments were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants.  These instruments are classified as Level 2.  The effect of third-party credit enhancements is not included in the fair value measurement.

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$152	$154	$198	$198
Long-term debt	18,710	20,402	17,993	19,392
PPL Energy Supply
Long-term debt	3,279	3,663	3,024	3,397
PPL Electric
Long-term debt	1,718	2,020	1,718	2,012
LKE
Long-term debt	4,074	4,333	4,073	4,306
LG&E
Long-term debt	1,112	1,166	1,112	1,164
KU
Long-term debt	1,842	2,004	1,842	2,000

(a)	Reflected in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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

(PPL)

At June 30, 2012, PPL had credit exposure of $2.9 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $843 million.  The top ten counterparties accounted for $429 million, or 51%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Energy Supply)

At June 30, 2012, PPL Energy Supply had credit exposure of $2.9 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $842 million.  The top ten counterparties accounted for $429 million, or 51%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.  See Note 11 for information regarding the related party credit exposure.

(PPL Electric)

At June 30, 2012, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with PPL EnergyPlus).

(LKE, LG&E and KU)

At June 30, 2012, LKE's, LG&E's and KU's credit exposure was not significant.

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

Market Risk

Market risk is the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument.  Forward contracts, futures contracts, options, swaps and structured transactions or arrangements, such as tolling agreements, are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

The table below summarizes the market risks that affect PPL and its subsidiaries.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU
Commodity price risk (including basis and
volumetric risk)	X	X	M	M	M	M
Interest rate risk:
Debt issuances	X	X	M	M	M	M
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Equity securities price risk:
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Future stock transactions	X
Foreign currency risk - WPD investment	X

X	= PPL and PPL Energy Supply actively mitigate market risks through their risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

Commodity price risk

•
PPL Energy Supply is exposed to commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities (including full-requirement sales contracts) and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities;

•
PPL Electric is exposed to market and volumetric risks from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to market risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers; and

•
LG&E's and KU's rates include certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from foreign currency exchange rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt.

•
PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans.  Additionally, PPL Energy Supply is exposed to interest rate risk associated with debt securities held by the NDT.

Equity securities price risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with equity securities held by defined benefit plans.  Additionally, PPL Energy Supply is exposed to equity securities price risk in the NDT funds.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in U.K. affiliates.

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

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $205 million and $147 million at June 30, 2012 and December 31, 2011.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at June 30, 2012 and December 31, 2011.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $31 million and $29 million at June 30, 2012 and December 31, 2011.

PPL Energy Supply and PPL Electric had not posted any cash collateral under master netting arrangements at June 30, 2012 and December 31, 2011.

Commodity Price Risk (Non-trading)

(PPL and PPL Energy Supply)

Commodity price risk, including basis and volumetric risk, is among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their competitive generation assets, as well as the extent of their marketing and proprietary trading activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedges and economic activity, as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at June 30, 2012 range in maturity through 2016.  At June 30, 2012, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $260 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three and six months ended June 30, 2012 and 2011, such reclassifications were insignificant.

For the three and six months ended June 30, 2012, hedge ineffectiveness associated with energy derivatives was insignificant.  For the three and six months ended June 30, 2011, hedge ineffectiveness associated with energy derivatives resulted in after-tax gains (losses) of $(10) million and $(14) million.

Certain cash flow hedge positions were dedesignated during the six months ended June 30, 2012.  The fair value of the hedges at December 31, 2011 remained in AOCI because the original forecasted transaction is still expected to occur.  Pre-tax gains (losses) of $123 million, representing the change in fair value of the remaining positions during the six months ended June 30, 2012, were recorded as economic activity in "Wholesale energy marketing - Unrealized" on the Statement of Income.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at June 30, 2012 range in maturity through 2019.

Examples of economic activity include hedges on sales of baseload generation; dedesignations as discussed in "Cash Flow Hedges" above; certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying unregulated full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail electric and natural gas activities; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.

Unrealized activity associated with monetizing certain full-requirement sales contracts was also included in economic activity during the three and six months ended June 30, 2012 and 2011.

The net fair value of economic positions at June 30, 2012 and December 31, 2011 was a net asset (liability) of $796 million and $(63) million for PPL Energy Supply.  The unrealized gains (losses) for economic activity for the periods ended June 30 were as follows.

	Three Months		Six Months
	2012	2011	2012	2011
PPL Energy Supply
Operating Revenues
Unregulated retail electric and gas	$(12)	$1	$(2)	$5
Wholesale energy marketing	(458)	(44)	394	13
Operating Expenses
Fuel	(16)	(11)	(14)	12
Energy purchases	442	109	(149)	127

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from hedges of baseload generation; certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS, from hedge ineffectiveness and dedesignations, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts in 2010.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment, from hedge ineffectiveness, and from purchase contracts that no longer hedge the full-requirement sales contracts that were monetized in 2010.

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

Commodity Volumetric Activity

PPL Energy Supply currently employs four primary strategies to maximize the value of its wholesale energy portfolio.  As further discussed below, these strategies include the sales of competitive baseload generation, optimization of competitive intermediate and peaking generation, marketing activities, and proprietary trading activities.  The tables within this section present the volumes of PPL Energy Supply's derivative activity, excluding those that qualify for NPNS, unless otherwise noted.

Sales of Competitive Baseload Generation

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

2012 (a)	2013	2014

25,889	49,602	52,358

(a)	Represents expected sales for the balance of the current year.

The following table presents the percentage of expected competitive baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at June 30, 2012.

	Derivative	Total Power	Fuel Purchases (c)
Year	Sales (a)	Sales (b)	Coal	Nuclear

2012 (d)	94%	97%	108%	100%
2013	90%	94%	106%	100%
2014 (e)	21%	25%	71%	100%

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

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the balance of the current year.
(e)	Volumes for derivative sales contracts that deliver in future periods total 1,737 GWh and 2.0 Bcf.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  PPL Energy Supply has also entered into contracts to financially hedge the physical sale of oil.  The following table presents the net volumes (in thousands of barrels) of derivative (sales)/purchase contracts and contracts that qualify for NPNS used in support of these strategies at June 30, 2012.

	2012 (a)	2013	2014

Oil Swaps	68	393	240

(a)	Represents the balance of the current year.

Optimization of Competitive Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,256 MW of natural gas and oil-fired generation.  The following table presents the net volumes of derivative (sales)/purchase contracts used in support of this strategy at June 30, 2012.

	Units	2012 (a)	2013	2014

Net Power Sales (b)	GWh	(2,188)	(408)
Net Fuel Purchases (b)(c)	Bcf	25.5	2.6	(0.3)

(a)	Represents the balance of the current year.
(b)	Volumes for derivative contracts used in support of these strategies that deliver in future periods are insignificant.
(c)	Included in these volumes are non-options and exercised option contracts that converted to non-option derivative contracts. Volumes associated with option contracts are insignificant.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  The following table presents the volume of (sales)/purchase contracts, excluding FTRs, RECs, basis and capacity contracts, used in support of these activities at June 30, 2012.

	Units	2012 (a)	2013	2014

Energy sales contracts (b)	GWh	(9,905)	(9,387)	(4,306)
Related energy supply contracts (b)
Energy purchases	GWh	6,904	5,196	1,916
Volumetric hedges (c)	GWh	212	270	74
Generation supply	GWh	1,703	3,049	2,234
Retail natural gas sales contracts	Bcf	(8.4)	(8.0)	(2.3)
Retail natural gas purchase contracts	Bcf	8.4	8.0	2.3

(a)	Represents the balance of the current year.
(b)	Includes NPNS and contracts that are not derivatives, which receive accrual accounting.
(c)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Proprietary Trading Activity

At June 30, 2012, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that are included in the tables below, were insignificant.

Other Energy-Related Positions

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table represents the net volumes of derivative FTR and basis (sales)/purchase contracts at June 30, 2012.

	Units	2012 (a)	2013	2014

FTRs	GWh	24,818	19,308	232
Power Basis Positions (b)	GWh	(8,034)	(8,244)	(2,628)
Gas Basis Positions (b)	Bcf	11.7	(4.9)	(5.2)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are (677) GWh and (5.5) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts.  PPL Energy Supply also sells and purchases capacity for proprietary trading purposes.  The following table presents the net volumes of derivative capacity (sales)/purchase contracts at June 30, 2012.

	Units	2012 (a)	2013	2014

Capacity (b)	MW-months	(6,184)	(7,075)	(2,786)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are 989 MW-months.

Interest Rate Risk

(PPL, PPL Energy Supply, LKE and LG&E)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  Various financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of the debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges (PPL and PPL Energy Supply)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, outstanding interest rate swap contracts range in maturity through 2023 and had a notional amount of $300 million at June 30, 2012.  PPL Energy Supply had no such interest rate swap contracts outstanding at June 30, 2012.

PPL, on behalf of PPL WEM, holds a notional position in cross-currency interest rate swaps totaling $960 million that mature through 2021 to hedge the interest payments and principal of its U.S. dollar-denominated senior notes.  Additionally, PPL WW holds a notional position in cross-currency interest rate swaps totaling $302 million that mature through 2028 to hedge the interest payments and principal of its U.S. dollar-denominated senior notes.

For the three and six months ended June 30, 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant for PPL and PPL Energy Supply.  For the three and six months ended June 30, 2011, hedge ineffectiveness associated with interest rate derivatives was an after-tax gain (loss) of $(9) million for PPL, which included a gain (loss) of $(4) million attributable to certain interest rate swaps that failed hedge effectiveness testing during the second quarter of 2011.  For the three and six months ended June 30, 2011, hedge ineffectiveness associated with interest rate derivatives was insignificant for PPL Energy Supply.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL and PPL Energy Supply had no such reclassifications for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(12) million for PPL.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges (PPL and PPL Energy Supply)

PPL and PPL Energy Supply are exposed to changes in the fair value of their debt portfolios.  To manage this risk, financial contracts may be entered into to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At June 30, 2012, PPL held contracts that range in maturity through 2047 and had a notional value of $99 million.  In July 2012, these contracts were canceled without penalties by the counterparties.  PPL Energy Supply did not hold any such contracts at June 30, 2012.  PPL and PPL Energy Supply did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or from hedges of debt issuances that no longer qualified as fair value hedges for the three and six months ended June 30, 2012 and 2011.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At June 30, 2012, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair values of these contracts were recorded as liabilities of $62 million and $60 million at June 30, 2012 and December 31, 2011 with equal offsetting amounts recorded as regulatory assets.

Foreign Currency Risk (PPL)

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at June 30, 2012 had a notional amount of £96 million (approximately $153 million based on contracted rates).  The settlement dates of these contracts range from September 2012 through June 2013.  The net fair value of these contracts at June 30, 2012 was insignificant and at December 31, 2011 was an asset (liability) of $7 million.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into a GBP intercompany loan payable with a PPL WEM subsidiary that has a GBP functional currency.  The loan qualifies as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loan for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of AOCI.  At June 30, 2012, the intercompany loan outstanding was £28 million (approximately $43 million based on spot rates).

For the three and six months ended June 30, 2012 and 2011, PPL recognized insignificant amounts of net investment hedge gains and losses in the foreign currency translation adjustment component of AOCI.  At June 30, 2012, PPL included $19 million of accumulated net investment hedge gains (losses), after tax, in the foreign currency translation adjustment component of AOCI, compared to $19 million of gains (losses), after-tax, recorded by PPL at December 31, 2011.

Cash Flow Hedges

PPL held no foreign currency derivatives that qualified as cash flow hedges during the three and six months ended June 30, 2012 and 2011.

Fair Value Hedges

PPL held no foreign currency derivatives that qualified as fair value hedges during the three and six months ended June 30, 2012 and 2011.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At June 30, 2012, the total exposure hedged by PPL was approximately £1 billion and the net fair value of these positions was an asset (liability) of $12 million.  These contracts had termination dates ranging from July 2012 through June 2014.  Realized and unrealized gains (losses) on these contracts are included in "Other Income (Expense) - net" on the Statements of Income and were $25 million and $7 million for the three and six months ended June 30, 2012.  At December 31, 2011, the total exposure hedged by PPL was £288 million and the net fair value of these positions was an asset (liability) of $11 million.  Realized and unrealized gains (losses) were insignificant for the three and six months ended June 30, 2011.

In anticipation of the repayment of a portion of the borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's April 2011 issuance of common stock and 2011 Equity Units and the issuance of senior notes by PPL WEM, PPL entered into forward contracts to purchase GBP to economically hedge the foreign currency exchange rate risk related to the repayment.  These contracts were settled in April 2011.  Realized and unrealized gains (losses) on these contracts are included in "Other Income (Expense) - net" on the Statement of Income.  PPL recorded $62 million and $55 million of pre-tax, net gains (losses) for the three and six months ended June 30, 2011.

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, other physical sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met, except for the change in fair value of LG&E's interest rate swaps that are recognized as regulatory assets.  See Note 6 for amounts recorded in regulatory assets at June 30, 2012 and December 31, 2011.

See Notes 1 and 19 in each Registrant's 2011 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps		$15		$5	$3	$3		$5
Cross-currency swaps	$1	2				2
Foreign currency
contracts	3		$8	3	7		$11
Commodity contracts	91		2,380	1,570	872	3	1,655	1,557
Total current	95	17	2,388	1,578	882	8	1,666	1,562
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps				57				55
Cross-currency swaps	69				24
Foreign currency
contracts			8	1
Commodity contracts	34	1	1,001	957	42	2	854	783
Total noncurrent	103	1	1,009	1,015	66	2	854	838
Total derivatives	$198	$18	$3,397	$2,593	$948	$10	$2,520	$2,400

(a)	$455 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2012 and December 31, 2011.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $333 million and $527 million at June 30, 2012 and December 31, 2011.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $544 million and $695 million at June 30, 2011 and December 31, 2010.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets for the periods ended June 30, 2012.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense	$1	$1	$1	$2

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(25)	$(22)	Interest expense	$(5)		$(9)
Cross-currency swaps	34	46	Interest expense			(1)
			Other income
			(expense) - net	47		28
Commodity contracts	(14)	99	Wholesale energy
			marketing	227	$(5)	499	$(1)
			Depreciation			1
			Energy purchases	(45)	1	(85)	(3)
Total	$(5)	$123		$224	$(4)	$433	$(4)

Net Investment Hedges:
Foreign currency contracts	$2	$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$25	$7
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated retail electric and gas	1	23
	Wholesale energy marketing	33	1,376
	Net energy trading margins (a)	13	22
	Fuel	(12)	(6)
	Energy purchases	(11)	(1,081)
	Total	$47	$337

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(9)	$(3)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense	$1	$2	$8	$18

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(9)	$1	Interest expense	$(3)	$(12)	$(6)	$(13)
Cross-currency swaps	(8)	(33)	Interest expense			3
			Other income
			(expense) - net	30		17
Commodity contracts	(34)	50	Wholesale energy
			marketing	164	(14)	367	(22)
			Energy purchases	(47)		(117)	1
Total	$(51)	$18		$144	$(26)	$264	$(34)

Net Investment Hedges:
Foreign currency contracts		$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$64	$55
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Utility	(3)	(2)
	Unregulated retail electric and gas	4	5
	Wholesale energy marketing	(71)	(26)
	Net energy trading margins (a)	4	11
	Fuel	(8)	15
	Energy purchases	91	36
	Total	$79	$90

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets	$(3)	$(1)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	$91		$2,380	$1,570	$872	$3	$1,655	$1,557
Total current	91		2,380	1,570	872	3	1,655	1,557
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	34	$1	1,001	957	42	2	854	783
Total noncurrent	34	1	1,001	957	42	2	854	783
Total derivatives	$125	$1	$3,381	$2,527	$914	$5	$2,509	$2,340

(a)	$455 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2012 and December 31, 2011.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $405 million and $605 million at June 30, 2012 and December 31, 2011.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $573 million and $733 million at June 30, 2011 and December 31, 2010.  At June 30, 2011, AOCI reflects the effect of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the six months ended June 30, 2012.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts	$(14)	$99	marketing	$227	$(5)	$499	$(1)
			Depreciation	1		1
			Energy purchases	(45)	1	(85)	(3)
Total	$(14)	$99		$183	$(4)	$415	$(4)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Commodity contracts	Unregulated retail electric and gas	$1	$23
	Wholesale energy marketing	33	1,376
	Net energy trading margins (a)	13	22
	Fuel	(12)	(6)
	Energy purchases	(11)	(1,081)
	Total	$24	$334

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.
The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts	$(34)	$50	marketing	$164	$(14)	$367	$(22)
			Energy purchases	(47)		(117)	1
Total	$(34)	$50		$117	$(14)	$250	$(21)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Commodity contracts	Unregulated retail electric and gas	$4	$5
	Wholesale energy marketing	(71)	(26)
	Net energy trading margins (a)	4	11
	Fuel	(8)	15
	Energy purchases	91	36
	Total	$20	$41

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE and LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Other Current
Assets/Liabilities (a):
Interest rate swaps				$5				$5
Total current				5				5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				57				55
Total noncurrent				57				55
Total derivatives				$62				$60

(a)	Represents the location on the Balance Sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended June 30, 2012.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets	$(9)	$(3)

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended June 30, 2011.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)
Commodity contracts	Operating revenues - retail and wholesale (a)	(3)	(2)
	Total	$(5)	$(6)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets	$(3)	$(1)

(a)	Amounts are included in "Operating Revenues" for LKE.

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

At June 30, 2012, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit contingent provisions	$211	$167	$40	$40
Aggregate fair value of collateral posted on these derivative instruments	34	3	31	31
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	186	172	9	9

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the six months ended June 30, 2012 was primarily due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2011	$497	$359	$118	$57	$61
Accretion expense	17	13	3	1	2
Changes in estimated cash flow or settlement date	2	2
Obligations settled	(6)	(5)	(1)	(1)
Balance at June 30, 2012	$510	$369	$120	$57	$63

Substantially all of the ARO balances are classified as noncurrent at June 30, 2012 and December 31, 2011.

(PPL, LKE, LG&E and KU)

Accretion and depreciation expense recorded by LG&E and KU is offset with a regulatory credit on the income statement, such that there is no earnings impact.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $304 million and $292 million at June 30, 2012 and December 31, 2011.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the PPL Susquehanna nuclear plant.  The aggregate fair value of these assets was $681 million and $640 million at June 30, 2012 and December 31, 2011, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

17.  Available-for-Sale Securities

(PPL, PPL Energy Supply, LKE and LG&E)

Certain short-term investments, securities held by the NDT funds and auction rate securities are classified as available-for-sale.  Available-for-sale securities are carried on the Balance Sheets at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

(PPL and PPL Energy Supply)

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI, and the fair value of available-for-sale securities.

	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$14			$14	$12			$12
Equity securities:
U.S. large-cap	178	$139		317	173	$119		292
U.S. mid/small-cap	69	58		127	67	50		117
Debt securities:
U.S. Treasury	86	10		96	76	10		86
U.S. government sponsored
agency	9	1		10	9	1		10
Municipality	77	5	$1	81	80	4	$1	83
Investment-grade corporate	32	3		35	35	3		38
Other	2			2	2			2
Receivables/payables, net	(1)			(1)
Total NDT funds	466	216	1	681	454	187	1	640
Auction rate securities	20		2	18	25		1	24
Total	$486	$216	$3	$699	$479	$187	$2	$664

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$14			$14	$12			$12
Equity securities:
U.S. large-cap	178	$139		317	173	$119		292
U.S. mid/small-cap	69	58		127	67	50		117
Debt securities:
U.S. Treasury	86	10		96	76	10		86
U.S. government sponsored
agency	9	1		10	9	1		10
Municipality	77	5	$1	81	80	4	$1	83
Investment-grade corporate	32	3		35	35	3		38
Other	2			2	2			2
Receivables/payables, net	(1)			(1)
Total NDT funds	466	216	1	681	454	187	1	640
Auction rate securities	17		2	15	20		1	19
Total	$483	$216	$3	$696	$474	$187	$2	$659

There were no securities with credit losses at June 30, 2012 and December 31, 2011.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2012.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$5	$84	$61	$76	$226
Fair value	5	87	67	83	242

PPL Energy Supply
Amortized cost	$5	$84	$61	$73	$223
Fair value	5	87	67	80	239

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended June 30.
	Three Months		Six Months
	2012	2011	2012	2011
PPL
Proceeds from sales of NDT securities (a)	$45	$25	$79	$100
Other proceeds from sales	5		5	163
Gross realized gains (b)	8	6	13	23
Gross realized losses (b)	5	6	6	11

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$45	$25	$79	$100
Other proceeds from sales	3		3
Gross realized gains (b)	8	6	13	23
Gross realized losses (b)	5	6	6	11

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

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

Testing Indefinite-Lived Intangible Assets for Impairment

Effective January 1, 2013, the Registrants will prospectively adopt accounting guidance that allows an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of an indefinite-lived intangible asset.  If, based on this assessment, the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds the carrying amount, the fair value of that asset does not need to be calculated.  If the entity concludes otherwise, a quantitative impairment test must be performed by determining the fair value of the asset and comparing it with the carrying value.  The entity would record an impairment charge, if necessary.

Upon adoption, this guidance is not expected to have a significant impact on the Registrants.

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

•
"Results of Operations" provides a summary of PPL's earnings, a review of results by reportable segment and a description of factors by segment expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL's risk management programs relating to market and credit risk.

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

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Global ● Engages in the regulated operations of electricity distribution businesses in the U.K.	PPL Energy Supply*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	LKE*

PPL EnergyPlus ● Performs marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana	LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity in Kentucky, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity primarily in Kentucky

U.K. Regulated Segment	Supply Segment	Pennsylvania Regulated Segment	Kentucky Regulated Segment

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

The increase in regulated assets is expected to provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive energy supply business where earnings and cash flows are subject to commodity market volatility.  Results for periods prior to the acquisition of WPD Midlands are not comparable with, or indicative of, results for periods subsequent to the acquisition.  The pro forma impacts of the acquisition of WPD Midlands on income from continuing operations (after income taxes) attributable to PPL for the six months ended June 30 are as follows.

	2011
	Pro forma		Actual

Regulated	$506	62%	$387	56%
Competitive	308	38%	308	44%
	$814		$695

Note: Pro forma and actual amounts exclude non-recurring items identified in Note 8 to the Financial Statements.

With the acquisition of WPD Midlands and the related growth of the portion of PPL's overall earnings translated from British pounds sterling, the related foreign currency risk is more substantial.  The U.K. subsidiaries also have currency exposure to the U.S. dollar associated with their U.S. dollar-denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

PPL's strategy for its competitive energy supply business is to optimize the value from its competitive generation and marketing portfolio.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

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

Financial and Operational Developments

Net Income Attributable to PPL Corporation

Net Income Attributable to PPL Corporation for the three and six months ended June 30, 2012 was $271 million and $812 million compared to $196 million and $597 million for the same periods in 2011 representing a 38% and 36% increase over 2011.  Net Income Attributable to PPL Corporation for the periods ended June 30 by segment was:

	Three Months		Six Months
	2012	2011	2012	2011

Kentucky Regulated	$34	$31	$76	$106
U.K. Regulated (a)	196	38	361	93
Pennsylvania Regulated	29	36	62	88
Supply	12	91	313	310
Net Income Attributable to PPL Corporation	$271	$196	$812	$597

EPS - basic	$0.46	$0.35	$1.39	$1.14
EPS - diluted	$0.46	$0.35	$1.39	$1.14

(a)
WPD Midlands was acquired on April 1, 2011 and its results are recorded on a one-month lag.  Therefore, the 2012 periods include three and six months of WPD Midlands' results while the 2011 periods both include two months of WPD Midlands' results.

The changes in Net Income Attributable to PPL Corporation from period to period were, in part, attributable to certain items that management considers special.  See "Results of Operations" for further discussion of the results of PPL's business segments, details of special items and analysis of the consolidated results of operations.

Economic and Market Conditions

Unregulated gross energy margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, fuel transportation costs and other costs.  Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development.  As a result of these factors, PPL Energy Supply has experienced a shift in the dispatching of its competitive generation from coal-fired to combined-cycle gas-fired generation as illustrated in the following table:

	Average Utilization Factors (a)
	2009 - 2011	2012
Pennsylvania coal plants	90%	63%
Montana coal plants	83%	50%
Combined-cycle gas plants	64%	96%

(a)	All periods reflect the six months ending June 30.

This reduction in coal-fired generation output has resulted in a surplus of coal inventory at certain of PPL Energy Supply's Pennsylvania coal plants.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $12 million during the six months ended June 30, 2012 to reduce its 2012 contracted coal deliveries.  Because coal purchases may also exceed expected fuel needs for 2013, PPL Energy Supply continues to manage its coal inventory to mitigate the financial impact and physical implications of an oversupply, including, but not limited to, contract modifications to reduce 2013 coal deliveries.

In addition, current economic and commodity market conditions indicate a lower value of unhedged future energy margins (primarily in 2014 and forward years) compared to the hedged energy margins in 2012.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, as well as its hedging strategies.

PPL's businesses are also subject to extensive federal, state and local environmental laws, rules and regulations.  Although PPL Energy Supply's competitive generation assets are well positioned to meet these requirements, certain regulated generation assets at LG&E and KU will require substantial capital investment.  See Note 15 to the Financial Statements in PPL's 2011 Form 10-K for additional information on these requirements.  These requirements have resulted in LKE's anticipation of retiring six coal-fired units by 2015.  See Notes 6 and 8 to the Financial Statements for additional information regarding the anticipated retirement of these units as well as certain regulatory approvals to build a NGCC facility.

In light of these economic and market conditions, as well as current and projected environmental regulatory requirements, PPL considered whether certain of its generating assets were impaired, and determined that no impairment charges were required at June 30, 2012.  PPL is unable to predict whether future environmental requirements or market conditions will result in impairment charges or additional retirements.

PPL and its subsidiaries may also be impacted in future periods by the uncertainty in the worldwide financial and credit markets partially caused by the European sovereign debt crisis.  In addition, PPL may be impacted by reductions in the credit ratings of financial institutions and evolving regulations in the financial sector.  Collectively, these factors could reduce availability or restrict PPL and its subsidiaries' ability to maintain sufficient levels of liquidity, reduce capital market activities, change collateral posting requirements and increase the associated costs to PPL and its subsidiaries.

PPL cannot predict the future impact that these economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008,

PPL EnergyPlus has supplied natural gas for the operation of the Ironwood Facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 8 to the Financial Statements for additional information.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $22 million at June 30, 2012, which has been fully reserved.  No assurance can be given as to the collectability of the receivable.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Tax Litigation

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claim for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed its petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.

Terminated Bluegrass CTs Acquisition

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also, in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the Bluegrass contract termination and potential future generation capacity options.

NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  Subject to finalizing contracting agreements and permitting activities, construction is expected to begin in 2012 and be completed during 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, stricter federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.  The Cane Run and Green River coal units are anticipated to remain operational until the NGCC generation and associated transmission project is completed.

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

At June 30, 2012, PPL Electric's estimated share of the project cost has increased to $560 million from approximately $500 million at December 31, 2011, primarily due to increased material costs.  In July 2012, PPL Electric began pre-construction activities including tree and vegetation removal from the transmission line's right of way and construction of access roads.  See Note 8 in PPL's  2011 Form 10-K for additional information.

FERC Formula Rates

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of approximately $50 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at June 30, 2012 and December 31, 2011.  In May 2012, the FERC issued an order approving PPL Electric's request effective June 1, 2012.

U.K. Tax Rate Change

In July 2012, the U.K. Finance Act 2012 (the Act) was enacted.  The Act reduced the U.K.'s statutory income tax rate from 25% to 24%, effective April 1, 2012 and from 24% to 23%, effective April 1, 2013.  As a result of these changes, PPL expects to record a deferred tax benefit in the range of $65 million to $75 million in the third quarter of 2012.

Ofgem Review of Line Loss Calculation

WPD has a $167 million liability recorded at June 30, 2012 compared with $170 million at December 31, 2011, calculated in accordance with Ofgem's accepted methodology, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology.  In July 2012, Ofgem issued a consultation paper regarding certain aspects of the preferred methodology as it relates to the DPCR4 line loss incentive/penalty and a proposal to delay the target date for making a final decision until April 2013 together with a proposal to remove the line loss incentive/penalty for DPCR5.  PPL cannot predict the outcome of this matter.

Equity Forward Contract

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase an additional 591 thousand shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL's common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 591 thousand shares of PPL common stock.  Settlement of the subsequent forward sale agreements will occur in July 2013.

PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements.  PPL intends to use any net proceeds that it receives upon settlement to repay short-term debt obligations and for other general corporate purposes.

The forward sale agreements will be classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.  See Note 7 to the Financial Statements for additional information.

Redemption of PPL Electric Preference Stock

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Noncontrolling Interests" on PPL's Balance Sheet.

Results of Operations

The following discussion provides a review of results by reportable segment and a description of factors by segment expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

On April 1, 2011, PPL, through its subsidiary PPL WEM, completed its acquisition of WPD Midlands.  As PPL consolidates WPD Midlands on a one-month lag, consistent with its accounting policy on consolidation of foreign subsidiaries, two months of WPD Midlands' results of operations are included in PPL's results for the 2011 periods.  When discussing PPL's results of operations for 2012 compared with 2011, the results of WPD Midlands (which includes PPL WEM for this purpose) are isolated for purposes of comparability.  WPD Midlands' results are included within the U.K. Regulated segment (formerly the International Regulated segment, renamed in 2012).  See Note 8 to the Financial Statements for additional information regarding the acquisition.

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

Net Income Attributable to PPL Corporation for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change

Utility revenues	$658	$638	3	$1,363	$1,404	(3)
Fuel	215	206	4	428	421	2
Energy purchases	34	40	(15)	108	147	(27)
Other operation and maintenance	197	198	(1)	403	379	6
Depreciation	86	84	2	172	165	4
Taxes, other than income	12	9	33	23	18	28
Total operating expenses	544	537	1	1,134	1,130
Other Income (Expense) - net	(7)		n/a	(10)	(1)	900
Interest Expense (a)	54	54		109	108	1
Income Taxes	13	16	(19)	28	59	(53)
Income (Loss) from Discontinued Operations	(6)		n/a	(6)		n/a
Net Income Attributable to PPL Corporation	$34	$31	10	$76	$106	(28)

(a)
Includes allocated interest expense of $17 million and $34 million for the three and six months ended June 30, 2012 and $17 million and $35 million for the three and six months ended June 30, 2011 related to the 2010 Equity Units and interest rate swaps.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in gross margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

Kentucky gross margins	$12	$(16)
Other operation and maintenance	4	(17)
Depreciation	(1)	(5)
Taxes, other than income	(3)	(5)
Other Income (Expense) - net	(7)	(9)
Other		(2)
Income Taxes	3	25
Special items, after-tax	(5)	(1)
Total	$3	$(30)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Higher other operation and maintenance for the six-month period, primarily due to $11 million of higher steam maintenance costs resulting from an increased scope of scheduled plant outages.  Also, a $6 million credit was recorded in 2011 to establish a regulatory asset related to 2009 storm costs.

•	Lower other income (expense) - net for the three and six-month periods, primarily due to equity losses from an unconsolidated affiliate.

•	Lower income taxes for the six-month period, primarily due to the change in pre-tax income.

The following after-tax amounts, which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2012	2011	2012	2011

Special items gains (losses), net of tax (expense) benefit:
LKE acquisition-related adjustments:
Net operating loss carryforward and other tax related adjustments	Income Taxes and Other O&M			$4
Other:
LKE discontinued operations, net of tax of $4, $0, $4, $0 (a)	Disc. Operations	$(5)		(5)
Total		$(5)		$(1)

(a)	Represents an adjustment to an indemnification liability.

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by higher operation and maintenance expenses, which are expected to be partially offset by higher margins.

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  The proposed base rate increases would result in electric rate increases of 6.9% at LG&E and 6.5% at KU and a gas rate increase of 7.0% at LG&E and would be effective in January 2013.  LG&E's and KU's applications include requests for authorized returns-on-equity at LG&E and KU of 11% each.  A hearing on these matters is expected to be scheduled during the fourth quarter of 2012.  LG&E and KU cannot predict the outcome of these proceedings.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

U.K. Regulated Segment

The U.K. Regulated segment consists primarily of the electric distribution operations of WPD in the U.K.

Net Income Attributable to PPL Corporation for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change

Utility revenues	$209	$203	3	$437	$419	4
Energy-related businesses	8	10	(20)	18	19	(5)
Total operating revenues	217	213	2	455	438	4
Other operation and maintenance	52	49	6	107	91	18
Depreciation	33	32	3	64	62	3
Taxes, other than income	12	13	(8)	26	26
Energy-related businesses	6	4	50	11	8	38
Total operating expenses	103	98	5	208	187	11
Other Income (Expense) - net	31	5	520	10	3	233
Interest Expense (a)	46	58	(21)	93	98	(5)
Income Taxes	21	8	163	40	28	43
WPD Midlands, net of tax (b)	118	65	82	241	65	271
WPD Midlands acquisition-related
adjustments, net of tax		(81)	(100)	(4)	(100)	(96)
Net Income Attributable to PPL Corporation	$196	$38	416	$361	$93	288

(a)
Includes allocated interest expense of $11 million and $23 million for the three and six months ended June 30, 2012 and $14 million for both the three and six months ended June 30, 2011, related primarily to the 2011 Equity Units.

(b)
2012 represents the operations of WPD Midlands for the three and six months ended June 30, 2012 and 2011 represents the operations of WPD Midlands for the period from the April 1, 2011 acquisition date through June 30, 2011, recorded on a one month lag.  These amounts exclude acquisition-related adjustments.  WPD Midlands' revenue from external customers was $340 million and $664 million for the three and six months ended June 30, 2012 and $207 million in the same periods of 2011.

The changes in the components of the U.K. Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for certain items that management considers special.  See additional detail of these special items in the table below.  The amounts for PPL WW and WPD Midlands are presented on a constant U.K. foreign currency exchange rate basis in order to isolate the impact of the change in the exchange rate.

	Three Months	Six Months

PPL WW
Utility revenues	$12	$26
Other operation and maintenance	(9)	(19)
Interest expense	8	11
Other	1	(2)
Income taxes	6	4
WPD Midlands, after-tax	56	184
U.S.
Interest expense	3	(13)
Other	(1)
Income taxes	(11)	(14)
Foreign currency exchange rates, after-tax (a)	(3)	(7)
Special items, after-tax	96	98
Total	$158	$268

(a)	Includes the effect of realized gains/(losses) on earnings hedges.

PPL WW

•
Higher utility revenues for the three-month period due to the April 1, 2011 and 2012 price increases which resulted in $19 million of higher utility revenues, partially offset by $4 million of lower regulatory recovery due to a 2012 charge to income for the over-recovery of revenues from customers, compared to a credit to income in 2011.

Higher utility revenues for the six-month period due to the April 1, 2011 and 2012 price increases which resulted in $55 million of higher utility revenues, partially offset by $15 million of lower volumes due primarily to a downturn in the economy and weather and $11 million of lower regulatory recovery due to a 2012 charge to income for the over-recovery of revenues from customers, compared to a credit to income in 2011.

•
Higher other operation and maintenance expense for the three-month period due to $5 million of higher pension expense resulting from an increase in amortization of actuarial losses and $4 million of higher network maintenance expense.

Higher other operation and maintenance expense for the six-month period due to $10 million of higher pension expense resulting from an increase in amortization of actuarial losses and $6 million of higher network maintenance expense.

•	Lower interest expense for the three and six-month periods primarily due to lower interest expense on index-linked notes.

•	Lower income taxes for the three and six-month periods due to $7 million and $5 million of favorable adjustments related to uncertain tax positions.

U.S.

•	Higher interest expense for the six-month period primarily due to $13 million of higher interest expense associated with the 2011 Equity Units issued to finance the WPD Midlands acquisition.

•	Higher income taxes for the three and six-month periods due to a $7 million and $14 million of tax benefits recorded in 2011 as a result of U.K. pension plan contributions.

The following after-tax amounts, which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2012	2011	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Foreign currency-related economic hedges, net of tax of ($8), ($1), ($1), $0 (a)	Other Income-net	$16	$1	$2
WPD Midlands acquisition-related adjustments:
2011 Bridge Facility costs, net of tax of $0, $11, $0, $13 (b)	Interest Expense		(25)		$(30)
Foreign currency loss on 2011 Bridge Facility, net of tax of $0, $19, $0, $19 (c)	Other Income-net		(39)		(39)
Net hedge gains, net of tax of $0, ($20), $0, ($17) (c)	Other Income-net		43		39
Hedge ineffectiveness, net of tax of $0, $3, $0, $3 (d)	Interest Expense		(9)		(9)
U.K. stamp duty tax, net of tax of $0, $0, $0, $0 (e)	Other Income-net		(21)		(21)
Separation benefits, net of tax of $0, $2, $2, $2	Other O&M	(4)	(4)	(8)	(4)
Other acquisition-related adjustments, net of tax of ($1), $10, ($1), $10	(f)	4	(26)	4	(36)
Total		$16	$(80)	$(2)	$(100)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)	Represents fees incurred in connection with establishing the 2011 Bridge Facility.
(c)
Represents the foreign currency loss on the repayment of the 2011 Bridge Facility, including a pre-tax foreign currency loss of $15 million associated with proceeds received on the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011 that were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility.  The foreign currency risk was economically hedged with forward contracts to purchase GBP, which resulted in pre-tax gains of $63 million and $56 million for the three and six-month periods.  See Note 14 to the Financial Statements for additional information.

(d)
Represents a combination of ineffectiveness associated with closed out interest rate swaps and a charge recorded as a result of certain interest rate swaps failing hedge effectiveness testing.  See Note 14 to the Financial Statements for additional information.

(e)	Tax on the transfer of ownership of property in the U.K. which is not tax deductible for income tax purposes.
(f)	2011 primarily represents advisory, accounting and legal fees which are reflected in "Other Income (Expense) - net" on the Statements of Income.

Outlook

Excluding special items, PPL projects higher segment earnings in 2012 compared with 2011, primarily driven by four additional months of earnings from the Midlands businesses and higher electricity delivery revenue. Partially offsetting these positive earnings drivers are higher income taxes, higher operation and maintenance expense, higher depreciation, higher financing costs and a less favorable currency exchange rate.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Net Income Attributable to PPL Corporation for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Operating revenues
External	$403	$436	(8)	$860	$990	(13)
Intersegment	1	4	(75)	2	8	(75)
Total operating revenues	404	440	(8)	862	998	(14)
Energy purchases
External	120	169	(29)	273	420	(35)
Intersegment	17	4	325	38	10	280
Other operation and maintenance	143	126	13	283	256	11
Depreciation	39	37	5	78	70	11
Taxes, other than income	22	22		48	57	(16)
Total operating expenses	341	358	(5)	720	813	(11)
Other Income (Expense) - net	1	1		3	1	200
Interest Expense	24	24		48	48
Income Taxes	11	19	(42)	31	42	(26)
Net Income	29	40	(28)	66	96	(31)
Net Income Attributable to Noncontrolling Interests		4	(100)	4	8	(50)
Net Income Attributable to PPL Corporation	$29	$36	(19)	$62	$88	(30)

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in gross delivery margins.

	Three Months	Six Months

Pennsylvania gross delivery margins	$3	$(10)
Other operation and maintenance	(19)	(25)
Depreciation	(2)	(8)
Other	(1)	2
Income Taxes	8	11
Noncontrolling Interests	4	4
Total	$(7)	$(26)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance expense for the three-month period, primarily due to $6 million of higher payroll and benefit related costs, $6 million of higher vegetation management costs and $3 million of higher corporate service costs.

Higher other operation and maintenance expense for the six-month period, primarily due to $8 million of higher payroll and benefit related costs, $8 million of higher vegetation management costs and $5 million of higher corporate service costs.

•
Higher depreciation expense for the six-month period, primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system, and replace aging infrastructure.

•	Lower income taxes for the three and six-month periods, primarily due to the change in pre-tax income, which reduced income taxes by $7 million and $16 million.

•	Lower noncontrolling interests for the three and six-month periods due to the preference stock redemption in June 2012.

Outlook

PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by higher operation and maintenance expense, higher depreciation and lower distribution revenue, which are expected to be partially offset by higher transmission revenue, lower financing costs, and lower income taxes.

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million.  The proposed distribution revenue rate increase would result in a 2.9% increase over PPL Electric's total rates at the time of filing and be effective January 1, 2013.  PPL Electric's application includes a request for an authorized return-on-equity of 11.25%.  Hearings on this matter are scheduled during August 2012 and a decision is expected in the fourth quarter of 2012.  PPL Electric cannot predict the outcome of this proceeding.

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

Net Income Attributable to PPL Corporation for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Energy revenues
External (a)	$816	$879	(7)	$3,106	$2,132	46
Intersegment	17	4	325	38	10	280
Energy-related businesses	115	116	(1)	213	228	(7)
Total operating revenues	948	999	(5)	3,357	2,370	42
Fuel (a)	196	208	(6)	407	468	(13)
Energy purchases
External (a)	191	116	65	1,438	411	250
Intersegment			n/a	1	1
Other operation and maintenance	287	283	1	535	516	4
Depreciation	76	64	19	148	128	16
Taxes, other than income	17	15	13	35	31	13
Energy-related businesses	113	116	(3)	210	225	(7)
Total operating expenses	880	802	10	2,774	1,780	56
Other Income (Expense) - net	4	4		9	19	(53)
Other-Than-Temporary Impairments	1		n/a	1	1
Interest Expense	53	51	4	101	100	1
Income Taxes	6	58	(90)	177	200	(12)
Income (Loss) from Discontinued Operations		(1)	(100)		2	(100)
Net Income Attributable to PPL Corporation	$12	$91	(87)	$313	$310	1

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the following factors, which reflect reclassifications for items included in unregulated gross energy margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

Unregulated gross energy margins		$(87)
Other operation and maintenance	$(8)	(19)
Depreciation	(12)	(20)
Other Income (Expense) - net	(2)	(12)
Other	(4)	(6)
Income Taxes	8	73
Discontinued operations, after-tax		3
Special items, after-tax	(61)	71
Total	$(79)	$3

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance expense for the three and six-month periods in part due to $11 million and $17 million of higher costs at PPL Susquehanna, including refueling outage costs, payroll-related costs and timing of projects.

•	Higher depreciation expense for the three and six-month periods due to the impact of PP&E additions.

•	Lower other income (expense) - net for the six-month period primarily due to lower earnings on securities in the NDT funds.

•
Lower income taxes for the three and six-month periods primarily due to lower pre-tax income, which reduced income taxes by $5 million and $46 million.  The six-month period was also lower due to an $11 million deferred tax benefit from a state tax rate adjustment recorded in 2012 and $11 million of Pennsylvania net operating loss valuation allowance adjustments which negatively impacted 2011, driven primarily by the impact of bonus depreciation.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2012	2011	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Adjusted energy-related economic activity, net, net of tax of $23, $2, ($79), ($10)	(a)	$(32)	$(3)	$118	$14
Impairments:
Emission allowances, net of tax of $0, $0, $0, $1	Other O&M				(1)
Renewable energy credits, net of tax of $0, $0, $0, $2	Other O&M				(2)
Adjustments - nuclear decommissioning trust investments, net of tax of ($1), $0, ($2), ($1)	Other Income-net			1	1
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, $1, $0, $0	Disc. Operations		(2)		(3)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $0, $1	Interest Expense		(1)		(1)
Litigation settlement - spent nuclear fuel storage, net of tax of $0, ($21), $0, ($21) (b)	Fuel		29		29
Counterparty bankruptcy, net of tax of $0, $0, $5, $0 (c)	Other O&M			(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(d)	1		1
Ash basin leak remediation adjustment, net of tax of $0, $0, ($1), $0	Other O&M			1
Coal contract modification payments, net of tax of $5, $0, $5, $0 (e)	Fuel	(7)		(7)
Total		$(38)	$23	$108	$37

(a)	See "Reconciliation of Economic Activity" below.
(b)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits to fuel expense to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  This special item represents amounts recorded in 2011 to cover the costs incurred from 1998 through September 2009.

(c)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

(d)	Recorded in "Wholesale energy marketing - Realized" on the Statement of Income.
(e)
As a result of lower electricity and natural gas prices, coal unit runtimes have decreased.  Contract modification payments were incurred to reduce the contracted coal quantities scheduled for delivery.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended June 30, from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months		Six Months
	2012	2011	2012	2011
Operating Revenues
Unregulated retail electric and gas	$(12)	$1	$(2)	$5
Wholesale energy marketing	(458)	(44)	394	13
Operating Expenses
Fuel	(16)	(11)	(14)	12
Energy Purchases	442	109	(149)	127
Energy-related economic activity (a)	(44)	55	229	157
Option premiums (b)	1	6	1	11
Adjusted energy-related economic activity	(43)	61	230	168
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010	12	66	33	144
Adjusted energy-related economic activity, net, pre-tax	$(55)	$(5)	$197	$24

Adjusted energy-related economic activity, net, after-tax	$(32)	$(3)	$118	$14

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statements of Income.

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by lower energy margins as a result of lower energy and capacity prices, higher fuel costs, higher operation and maintenance expense, and higher depreciation.  See "Overview" for a discussion on economic and market conditions.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

PPL's three non-GAAP financial measures include:

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  As a result, this measure represents the net revenues from the Kentucky Regulated segment's operations.

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

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues, which include operating revenues associated with certain Supply segment businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain Supply segment businesses that are classified as discontinued operations.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this adjusted energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to PPL's three non-GAAP financial measures for the periods ended June 30.

	2012 Three Months						2011 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$658	$403		$544	(c)	$1,605	$639	$436		$409	(c)	$1,484
PLR intersegment utility
revenue (expense) (d)		(17)	$17					(4)	$4
Unregulated retail
electric and gas			192	(13)		179			180	1		181
Wholesale energy marketing
Realized			1,075	8	(f)	1,083			716	16	(f)	732
Unrealized economic
activity				(458)	(g)	(458)				(44)	(g)	(44)
Net energy trading margins			10			10			10			10
Energy-related businesses				130		130				126		126
Total Operating Revenues	658	386	1,294	211		2,549	639	432	910	508		2,489

Operating Expenses
Fuel	215		170	26	(e)	411	206		250	(42)	(e)	414
Energy purchases
Realized	34	120	617	16	(f)	787	40	169	150	75	(f)	434
Unrealized economic
activity				(442)	(g)	(442)				(109)	(g)	(109)
Other operation and
maintenance	24	26	7	682		739	21	29	9	664		723
Depreciation	13			258		271	12			225		237
Taxes, other than income		20	7	60		87		20	7	48		75
Energy-related businesses				124		124				120		120
Intercompany eliminations		(1)		1				(4)	1	3
Total Operating Expenses	286	165	801	725		1,977	279	214	417	984		1,894
Total	$372	$221	$493	$(514)		$572	$360	$218	$493	$(476)		$595
	2012 Six Months						2011 Six Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$1,363	$860		$1,096	(c)	$3,319	$1,404	$990		$626	(c)	$3,020
PLR intersegment utility
revenue (expense) (d)		(38)	$38					(10)	$10
Unregulated retail
electric and gas			406	(4)		402			323	5		328
Wholesale energy marketing
Realized			2,279	12	(f)	2,291			1,738	32	(f)	1,770
Unrealized economic
activity				394	(g)	394				13	(g)	13
Net energy trading margins			18			18			21			21
Energy-related businesses				237		237				247		247
Total Operating Revenues	1,363	822	2,741	1,735		6,661	1,404	980	2,092	923		5,399

Operating Expenses
Fuel	428		385	22	(e)	835	421		534	(66)	(e)	889
Energy purchases
Realized	108	273	1,251	38	(f)	1,670	147	420	377	161	(f)	1,105
Unrealized economic
activity				149	(g)	149				(127)	(g)	(127)
Other operation and
maintenance	46	49	11	1,339		1,445	41	47	13	1,205		1,306
Depreciation	26			509		535	24			421		445
Taxes, other than income		44	16	118		178		53	14	81		148
Energy-related businesses				226		226				233		233
Intercompany eliminations		(2)	1	1				(8)	2	6
Total Operating Expenses	608	364	1,664	2,402		5,038	633	512	940	1,914		3,999
Discontinued operations									12	(12)	(h)
Total	$755	$458	$1,077	$(667)		$1,623	$771	$468	$1,164	$(1,003)		$1,400

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and six months ended June 30, 2012, includes a pre-tax loss of $12 million related to coal contract modification payments.  The three and six months ended June 30, 2011 includes a pre-tax credit of $50 million for the spent nuclear fuel litigation settlement.

(f)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and six months ended June 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $12 million and $33 related to the monetization of certain full-requirement sales contracts and net pre-tax gains of $1 million and $1 million related to the amortization of option premiums.  The three and six months ended June 30, 2011 include net pre-tax losses of $66 million and $144 million related to the monetization of certain full-requirement sales contracts and net pre-tax gains of $6 million and $11 million related to the amortization of option premiums.

(g)
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

	Three Months				Six Months
	2012	2011	Change		2012	2011	Change

Kentucky Gross Margins	$372	$360		$12	$755	$771	$(16)

PA Gross Delivery Margins by Component
Distribution	$170	$173		$(3)	$359	$381	$(22)
Transmission	51	45		6	99	87	12
Total	$221	$218		$3	$458	$468	$(10)

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$407	$395		$12	$896	$972	$(76)
Western U.S.	76	88		(12)	163	171	(8)
Net energy trading	10	10			18	21	(3)
Total	$493	$493	$		$1,077	$1,164	$(87)

Kentucky Gross Margins

Margins increased for the three-month period ended June 30, 2012, compared with 2011, due to $12 million of higher retail margins, as volumes were impacted by increases in production levels at some of LKE's larger industrial customers and warmer weather during the three months ended June 30, 2012.  Total cooling degree days increased 9% compared to the same period in 2011.

Margins decreased for the six-month period ended June 30, 2012, compared with 2011, primarily due to $13 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012, and $3 million of lower wholesale margins, as volumes were impacted by lower market prices.  Total heating degree days decreased 24% compared to the same period in 2011.

Pennsylvania Gross Delivery Margins

Distribution

Margins decreased for the three and six month periods ended June 30, 2012, compared with 2011, due primarily to the effects of weather.

Transmission

Margins increased for the three and six month periods ended June 30, 2012, compared with 2011, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

The changes in non-trading margins for the periods ended June 30, 2012 compared with 2011 were due to:

	Three Months	Six Months

Baseload energy and capacity prices (a)	$(51)	$(137)
Intermediate and peaking energy and capacity (b)	(5)	(26)
Full-requirement sales contracts	(9)	(14)
Impact of non-core generation facilities sold in the first quarter of 2011		(12)
Ironwood Acquisition which eliminates tolling expense (c)	13	13
Net coal and hydroelectric unit availability (d)	9	19
Nuclear generation volume (e)	57	82
Other	(2)	(1)
	$12	$(76)

(a)	Energy prices and capacity prices were lower in both periods of 2012.
(b)	Capacity prices were lower in both periods of 2012.
(c)	See Note 8 to the Financial Statements for additional information.
(d)	Coal unit availability was higher in both periods allowing the capture of additional margins.
(e)
For the three and six month periods, volumes were higher due to a shorter outage period for blade inspections and an uprate in the third quarter of 2011.  For the six month period, volumes were also higher due to an unplanned outage in March 2011.

Western U.S.

Non-trading margins for the three and six months ended June 30, 2012, compared with the same periods in 2011 were lower primarily due to $14 million related to the bankruptcy of SMGT.

Utility Revenues

The increase (decrease) in utility revenues for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months
Domestic:
PPL Electric (a)	$(33)	$(130)
LKE (b)	20	(41)
Total Domestic	(13)	(171)

U.K.:
PPL WW
Price (c)	19	55
Volume (d)	(2)	(15)
Recovery of allowed revenues (e)	(4)	(11)
Foreign currency exchange rates	(5)	(8)
Other	(2)	(3)
Total PPL WW	6	18
WPD Midlands (f)	128	452
Total U.K.	134	470
Total	$121	$299

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The increase for the three and six-month periods is primarily due to price increases effective April 1, 2012 and 2011.
(d)	The decrease for the six-month period is primarily due to the downturn in the economy and weather.
(e)	The decrease for the three and six-month periods is primarily due to a 2012 charge to income for the over-recovery of revenues from customers, compared to a credit to income in 2011.
(f)	Periods are not comparable. The periods ended June 30, 2012 include three and six months of WPD Midlands' results, compared with two months for the same periods in 2011.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2012 compared with 2011 were due to:

	Three Months	Six Months
Domestic:
Uncollectible accounts (a)	$4	$18
LKE steam maintenance plant costs (b)		11
LKE storm costs (c)		6
PPL Susquehanna nuclear plant costs (d)	11	17
Vegetation management	6	9
Stock based compensation		8
Other		8
U.K.:

PPL WW (e)	7	17
WPD Midlands (f)	(12)	45
Total	$16	$139

(a)
In October 2011, SMGT filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The increase for the six-month period reflects an $11 million increase to a reserve on unpaid amounts.

(b)	Increase primarily due to steam maintenance costs, resulting from an increased scope of scheduled outages.
(c)	A credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs.
(d)	Primarily due to refueling outage costs, payroll costs and timing of projects.
(e)
Increase for the three and six-month periods includes $5 million and $10 million of higher pension expense resulting from the amortization of actuarial losses and $4 million and $6 million of higher network maintenance expense.

(f)
Periods are not comparable.  The periods ended June 30, 2012 include three and six months of WPD Midlands' results, compared with two months for the same periods in 2011.  The decrease for the three-month period was primarily due to the impact of acquisition-related adjustments.

Depreciation

The increase (decrease) in depreciation expense for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Additions to PP&E	$13	$33
WPD Midlands (a)	17	53
Ironwood Acquisition	4	4
Total	$34	$90

(a)	Periods are not comparable. The periods ended June 30, 2012 include three and six months of WPD Midlands' results, compared with two months for the same periods in 2011.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Pennsylvania gross receipts tax (a)	$(5)	$(12)
Domestic property tax	5	5
WPD Midlands (b)	8	30
Other	4	7
Total	$12	$30

(a)
The decrease for the three and six month periods was primarily due to a decrease in taxable electric revenue.  This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins".

(b)	Periods are not comparable. The periods ended June 30, 2012 include three and six months of WPD Midlands' results, compared with two months for the same periods in 2011.

Other Income (Expense) - net

The $64 million increase in other income (expense) - net for the three months ended June 30, 2012 compared with 2011 was primarily due to:

•	$47 million of other WPD Midlands acquisition-related adjustments in 2011;
•	a $23 million increase in gains from economic foreign currency exchange contracts; and

•
a $58 million foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing offset by a $62 million gain on foreign currency contracts that hedged the repayment of such borrowings, both in 2011.

The $52 million increase in other income (expense) - net for the six months ended June 30, 2012 compared with 2011 was primarily due to:

•	$57 million of other WPD Midlands acquisition-related adjustments in 2011;
•	a $7 million increase in gains from economic foreign currency exchange contracts; and
•
a $58 million foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing partially offset by a $55 million gain on foreign currency contracts that hedged the repayment of such borrowings, both in 2011.

See Note 12 to the Financial Statements for further details.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

2011 Bridge Facility costs related to financing the acquisition of WPD Midlands	$(36)	$(43)
2011 Equity Units (a)	1	13
Interest rates (excluding 2011 Equity Units) (b)	(15)	(26)
Debt balances (excluding 2011 Equity Units) (c)	13	17
WPD Midlands (d)	12	68
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(5)	(8)
Hedging activity and ineffectiveness	10	19
Ironwood Acquisition (Note 8)	4	4
Other	(12)	(16)
Total	$(28)	$28

(a)	Interest related to the issuance in April 2011 to support the WPD Midlands acquisition.
(b)
Short-term weighted average rates were 0.69% and 0.73% for the three and six months ended June 30, 2012, compared with 1.82% and 2.02% for the same periods in 2011.  Long-term weighted average rates of 4.69% at June 30, 2012, compared with 4.94% at June 30, 2011.

(c)
Short-term debt balances were $420 million and $83 million higher for the three and six months ended June 30, 2012, compared with the same periods in 2011.  The long-term debt balance (excluding $255 million of long-term debt balance from the April 2012 Ironwood Acquisition) was $520 million higher at June 30, 2012, compared with the same period in 2011.

(d)	Periods are not comparable. The periods ended June 30, 2012 include three and six months of WPD Midlands' results, compared with two months for the same periods in 2011.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Lower pre-tax book income	$(30)	$(23)
State valuation allowance adjustments (a)		(11)
Federal and state tax reserve adjustments	(2)	(2)
Federal and state tax return adjustments	(1)	2
U.S. income tax on foreign earnings net of foreign tax credit (b)	10	18
Foreign tax reserve adjustments (c)	(8)	(5)
Net operating loss carryforward adjustments (d)	(3)	(9)
Depreciation not normalized (a)		2
WPD Midlands (e)	27	61
State deferred tax rate change (f)		(11)
Other	(1)	6
Total	$(8)	$28

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL recorded state deferred income tax expense during the six months ended June 30, 2011 related to valuation allowances.

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
(b)	During the three and six months ended June 30, 2011, PPL recorded a $7 million and $14 million federal income tax benefit related to U.K. pension contributions.

(c)	During the three and six months ended June 30, 2012, PPL recorded a tax benefit following resolution of a U.K. tax issue related to interest expense.
(d)	During the three and six months ended June 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(e)	Periods are not comparable. The periods ended June 30, 2012 include three and six months of WPD Midlands' results compared with two months for the same periods in 2011.
(f)	During the six months ended June 30, 2012, PPL recorded an adjustment related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Noncontrolling Interests

"Net Income Attributable to Noncontrolling Interests" decreased by $4 million for the three and six months ended June 30, 2012 compared with 2011.  The decrease is due to PPL Electric's June 2012 redemption of all 2.5 million shares of its preference stock.  The price paid was the par value, without premium ($250 million in the aggregate).

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$981	$1,202
Short-term investments		16
	$981	$1,218
Short-term debt	$889	$578

At June 30, 2012, $357 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2011 Form 10-K for additional information on undistributed earnings of WPD.

The $221 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $1.3 billion;
•	the payment of $413 million of common stock dividends;
•	the redemption of preference stock of a subsidiary of $250 million;
•	the Ironwood Acquisition for $84 million, net of cash acquired;
•	net cash provided by operating activities of $947 million;
•	proceeds of $575 million from the issuance of long-term debt; and
•	a net increase in short-term debt of $311 million.

PPL's cash provided by operating activities increased by $133 million for the six months ended June 30, 2012 compared with 2011.  The increase was the net effect of:

•	an increase of $211 million in net income (primarily from the U.K. Regulated segment); and
•	a decrease of $57 million in defined benefit plan funding; partially offset by
•	an increase in cash used by components of working capital of $117 million.

Credit Facilities

PPL maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At June 30, 2012, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

PPL Energy Supply Credit Facilities	$3,200		$790	$2,410
PPL Electric Credit Facilities (a)	450		196	254
LG&E Credit Facility	400			400
KU Credit Facilities	598		198	400
Total Domestic Credit Facilities (b)	$4,648		$1,184	$3,464

PPL WW Credit Facility (c)	£150	£110	n/a	£40
WPD (South West) Credit Facility (d)	245		n/a	245
WPD (East Midlands) Credit Facility	300			300
WPD (West Midlands) Credit Facility	300			300
Total WPD Credit Facilities (e)	£995	£110		£885

(a)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility from $200 million to $300 million.

Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At June 30, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was limited to $87 million.  In July 2012, PPL Electric and the subsidiary extended this agreement to September 2012 and reduced the capacity to $100 million.

(b)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

(c)	The borrowing outstanding at June 30, 2012 was a USD-denominated borrowing of $174 million, which equated to £110 million at the time of borrowing and bore interest at approximately 1.458%.
(d)
In January 2012, WPD (South West) entered into a new £245 million syndicated credit facility to replace its previous £210 million syndicated credit facility.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility, and borrowings bear interest at LIBOR-based rates plus a margin.  The facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facility.

(e)
At June 30, 2012, the U.S. dollar equivalent of unused capacity under WPD's committed credit facilities was approximately $1.4 billion.  The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 16% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at June 30, 2012.

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At June 30, 2012, PPL Energy Supply had $520 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.48%.

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At June 30, 2012, PPL Electric had $195 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.49%.

Long-term Debt and Equity Securities

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase an additional 591 thousand shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL's common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 591 thousand shares of common stock.  Settlement of the subsequent forward sale agreements will occur in July 2013.  Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the forward counterparties shares of its common stock in exchange for cash proceeds per share equal to the forward sale price.  The forward sale price will be calculated based on an initial forward price of $27.02 per share reduced during the period the contracts are outstanding as specified in the forward sale agreements.  PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreements.

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

In April 2012, WPD (East Midlands) issued £100 million aggregate principal amount of 5.25% Senior Notes due 2023.  WPD (East Midlands) received proceeds of approximately £111 million, which equated to $178 million at the time of issuance, net of underwriting fees.  The net proceeds were used for general corporate purposes.

In June 2012, LKE completed an exchange of all its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.  See Note 7 in PPL's and LKE's 2011 Form 10-K for additional information.

In June 2012, PPL Capital Funding issued $400 million of 4.20% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $396 million, net of a discount and underwriting fees, that will be used for general corporate purposes.

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Noncontrolling Interests" on PPL's Balance Sheet.

In July 2012, PPL Capital Funding gave notice of its election to redeem at par on August 14, 2012, together with interest accrued to the redemption date, the entire $99 million outstanding principal amount of its 6.85% Senior Notes due 2047.

See Note 7 in PPL's 2011 Form 10-K for information on the 2011 Bridge Facility, 2011 Equity Units and the April 2011 issuance of common stock.

Common Stock Dividends

In May 2012, PPL declared its quarterly common stock dividend, payable July 2, 2012, at 36.0 cents per share (equivalent to $1.44 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt of PPL and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

The rating agencies took the following actions related to PPL and its subsidiaries:

In January 2012, S&P affirmed its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

In February 2012, Fitch assigned ratings to the two newly established commercial paper programs for LG&E and KU.

In March 2012, Moody's affirmed the following ratings:
•	the long-term ratings of the First Mortgage Bonds for LG&E and KU;
•	the issuer ratings for LG&E and KU; and
•	the bank loan ratings for LG&E and KU.

Also in March 2012, Moody's and S&P each assigned short-term ratings to the two newly established commercial paper programs for LG&E and KU.

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A and 2007 Series B pollution control bonds.

Following the announcement of the then-pending acquisition of AES Ironwood, L.L.C. in February 2012, the rating agencies took the following actions:
•	In March 2012, Moody's placed AES Ironwood, L.L.C.'s senior secured bonds under review for possible ratings upgrade.
•	In April 2012, S&P affirmed the rating of AES Ironwood, L.L.C.'s senior secured bonds.

In May 2012, Fitch downgraded its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

In June 2012, Fitch assigned a rating and outlook to PPL Capital Funding's Senior Notes.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions that require PPL and PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2012.  At June 30, 2012, if PPL's and its subsidiaries' credit ratings had been below investment grade, PPL would have been required to prepay or post an additional $531 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  PPL has lowered its projected capital spending for 2012 by approximately $325 million from the previously disclosed $3.8 billion projection included in PPL's 2011 Form 10-K.  The lower projected capital spending is due mainly to the terminated Bluegrass CT acquisition discussed in Notes 6 and 8 to the Financial Statements and the status of environmental projects.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic positions at June 30, 2012 and December 31, 2011 was a net asset/(liability) of $796 million and $(63) million.  The change in fair value is largely attributable to the dedesignation of cash flow hedges that are now classified as economic hedges.  See Note 14 to the Financial Statements for additional information.

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

	Gains (Losses)
	Three Months		Six Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$1,215	$997	$1,082	$947
Contracts realized or otherwise settled during the period	(261)	(85)	(540)	(128)
Fair value of new contracts entered into during the period (a)	13	31	12	15
Other changes in fair value	(6)	(49)	407	60
Fair value of contracts outstanding at the end of the period	$961	$894	$961	$894

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at June 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$703	$237	$(21)	$8	$927
Prices based on significant unobservable inputs	21	9	4		34
Fair value of contracts outstanding at the end of the period	$724	$246	$(17)	$8	$961

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

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts mature at various times through 2017.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$2	$7	$(4)	$4
Contracts realized or otherwise settled during the period	(1)	1	(1)	3
Fair value of new contracts entered into during the period (a)	(1)	5	5	8
Other changes in fair value	17	2	17
Fair value of contracts outstanding at the end of the period	$17	$15	$17	$15

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

Unrealized gains of approximately $1 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$8	$8	$1		$17
Fair value of contracts outstanding at the end of the period	$8	$8	$1		$17

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

	Trading VaR		Non-Trading VaR
	Six Months	Twelve Months	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$5	$1	$11	$6
Average for the Period	2	3	9	5
High	5	6	11	7
Low	1	1	7	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2012.

Interest Rate Risk

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2012, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at June 30, 2012 would increase the fair value of its debt portfolio by $601 million.

At June 30, 2012, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$300	$(15)	$(6)
Cross-currency swaps (d)	1,262	68	(177)
Fair value hedges
Interest rate swaps (e)	99	1
Economic hedges
Interest rate swaps (f)	179	(62)	(3)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at June 30, 2012 mature through 2023.

(d)
PPL WEM, through PPL, and PPL WW use cross-currency swaps to hedge the interest payments and principal of their U.S. dollar-denominated senior notes.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.  The positions outstanding at June 30, 2012 mature through 2028.

(e)
PPL utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  Sensitivities represent a 10% adverse movement in interest rates.  In July 2012, these contracts were canceled without penalties by the counterparties.

(f)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These   risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at June 30, 2012 mature through 2033.

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

At June 30, 2012, PPL had the following foreign currency hedges outstanding:

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£96	$3	$(15)
Economic hedges (c)	1,022	12	(153)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding at June 30, 2012 mature through 2013.  Excludes the amount of an intercompany loan classified as a net investment hedge.  See Note 14 to the Financial Statements for additional information.

(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The positions outstanding at June 30, 2012 mature through 2014.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At June 30, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $47 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2011 Form 10-K for additional information.

Foreign Currency Translation

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $104 million for the six months ended June 30, 2012, which primarily reflected a $196 million reduction to PP&E offset by a reduction of $92 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $162 million for the six months ended June 30, 2011, which primarily reflected a $336 million increase to PP&E offset by an increase of $174 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

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

Acquisitions, Development and Divestitures

See Note 8 to the Financial Statements for information on the April 2012 Ironwood Acquisition and LG&E's and KU's June 2012 termination of the asset purchase agreement for the Bluegrass CTs.

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

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant regulatory agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost of their products or their demand for PPL's services.  See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL's 2011 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL's 2011 Form 10-K for a discussion of each critical accounting policy.

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

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile.  This section also includes a discussion of rating agency actions.

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

Business Strategy

PPL Energy Supply's overall strategy is to achieve disciplined optimization of energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its competitive generation and marketing portfolio.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

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

Financial and Operational Developments

Net Income Attributable to PPL Energy Supply

Net Income Attributable to PPL Energy Supply for the three and six months ended June 30, 2012 was $19 million and $328 million compared to $89 million and $303 million for the same periods in 2011 representing a 79% decrease and an 8% increase over the same periods in 2011.

See "Results of Operations" for details of special items and analysis of the consolidated results of operations.

Economic and Market Conditions

Unregulated gross energy margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, fuel transportation costs and other costs.  Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development.  As a result of these factors, PPL Energy Supply has experienced a shift in the dispatching of its competitive generation from coal-fired to combined-cycle gas-fired generation as illustrated in the following table:

	Average Utilization Factors (a)
	2009 - 2011	YTD 2012
Pennsylvania coal plants	90%	63%
Montana coal plants	83%	50%
Combined-cycle gas plants	64%	96%

(a)	All periods reflect the six months ending June 30.

This reduction in coal-fired generation output has resulted in a surplus of coal inventory at certain of PPL Energy Supply's Pennsylvania coal plants.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $12 million during the six months ended June 30, 2012 to reduce its 2012 contracted coal deliveries.  Because coal purchases may also exceed expected fuel needs for 2013, PPL Energy Supply continues to manage its coal inventory to mitigate the financial impact and physical implications of an oversupply, including, but not limited to, contract modifications to reduce 2013 coal deliveries.

In addition, current economic and commodity market conditions indicated a lower value of unhedged future energy margins (primarily in 2014 and forward years) compared to the hedged energy margins in 2012.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, as well as its hedging strategies.

PPL Energy Supply's businesses are also subject to extensive federal, state and local environmental laws, rules and regulations.  PPL Energy Supply's competitive generation assets are well positioned to meet these requirements.  See Note 15 to the Financial Statements in PPL Energy Supply's Form 2011 10-K for additional information on these requirements.

In light of these economic and market conditions, as well as current and projected environmental regulatory requirements, PPL Energy Supply considered whether certain of its generating assets were impaired, and determined that no impairment charges were required at June 30, 2012.  PPL Energy Supply is unable to predict whether future environmental requirements or market conditions will result in impairment charges or retirements.

PPL Energy Supply and its subsidiaries may also be impacted in future periods by the uncertainty in the worldwide financial and credit markets partially caused by the European sovereign debt crisis.  In addition, PPL Energy Supply may be impacted by reductions in the credit ratings of financial institutions and evolving regulations in the financial sector.  Collectively, these factors could reduce availability or restrict PPL Energy Supply and its subsidiaries' ability to maintain sufficient levels of liquidity, reduce capital market activities, change collateral posting requirements and increase the associated costs to PPL Energy Supply and its subsidiaries.

PPL Energy Supply cannot predict the future impact that these economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the operation of the Ironwood Facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 8 to the Financial Statements for additional information.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $22 million at June 30, 2012, which has been fully reserved.  No assurance can be given as to the collectability of the receivable.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Results of Operations

The following discussion provides a summary of PPL Energy Supply's earnings and a description of factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Attributable to PPL Energy Supply for the periods ended June 30 was:

	Three Months		Six Months
	2012	2011	2012	2011

Net Income Attributable to PPL Energy Supply	$19	$89	$328	$303

The changes in the components of Net Income Attributable to PPL Energy Supply between these periods were due to the following factors, which reflect reclassifications for items included in unregulated gross energy margins and certain items that management considers special.  See additional detail of these special items in the tables below.

	Three Months	Six Months

Unregulated gross energy margins		$(87)
Other operation and maintenance	$(10)	(16)
Depreciation	(9)	(14)
Other Income (Expense) - net	(1)	(10)
Interest Expense	7	16
Other	(2)	(3)
Income Taxes	6	65
Discontinued operations, after-tax		3
Special items, after-tax	(61)	71
Total	$(70)	$25

•	See "Statement of Income Analysis - Unregulated Gross Energy Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance expense for the three-month period primarily due to $11 million of higher costs at PPL Susquehanna, including refueling outage costs, payroll-related costs and timing of projects, and $7 million from higher system-related costs and timing of projects, partially offset by $8 million of trademark royalties with an affiliate in 2011 for which the agreement was terminated December 31, 2011.

Higher other operation and maintenance expense for the six-month period primarily due to $17 million of higher costs at PPL Susquehanna, including refueling outage costs, payroll-related costs and timing of projects, and $14 million from higher system-related costs and timing of projects, partially offset by $17 million of trademark royalties with an affiliate in 2011 for which the agreement was terminated December 31, 2011.

•	Higher depreciation expense for the three and six-month periods due to the impact of PP&E additions.

•	Lower other income (expense) - net for the six-month period primarily due to lower earnings on securities in the NDT funds.

•
Lower interest expense for the three and six-month period, reflecting a $5 million and $10 million impact of lower interest rates, as a result of the redemption of 7.00% Senior Unsecured Notes in July 2011.

•
Lower income taxes for the six-month period primarily due to lower pre-tax income, which reduced income taxes by $48 million.  The six-month period was also lower due to an $11 million deferred tax benefit from a state tax rate adjustment recorded in 2012 and $6 million of Pennsylvania net operating loss valuation allowance adjustments recorded in 2011, driven primarily by the impact of bonus depreciation.

The following after-tax amounts, which management considers special items, also impacted the results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2012	2011	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Adjusted energy-related economic activity, net, net of tax of $23, $2, ($79), ($10)	(a)	$(32)	$(3)	$118	$14
Impairments:
Emission allowances, net of tax of $0, $0, $0, $1	Other O&M				(1)
Renewable energy credits, net of tax of $0, $0, $0, $2	Other O&M				(2)
Adjustments - nuclear decommissioning trust investments, net of tax of ($1), $0, ($2), ($1)	Other Income-net			1	1
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, $1, $0, $0	Disc. Operations		(2)		(3)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $0, $1	Interest Expense		(1)		(1)
Litigation settlement - spent nuclear fuel storage, net of tax of $0, ($21), $0, ($21) (b)	Fuel		29		29
Counterparty bankruptcy, net of tax of $0, $0, $5, $0 (c)	Other O&M			(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(d)	1		1
Ash basin leak remediation adjustment, net of tax of $0, $0, ($1), $0	Other O&M			1
Coal contract modification payments, net of tax of $5, $0, $5, $0 (e)	Fuel	(7)		(7)
Total		$(38)	$23	$108	$37

(a)	See "Reconciliation of Economic Activity" below.
(b)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits to fuel expense to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  This special item represents amounts recorded in 2011 to cover the costs incurred from 1998 through September 2009.

(c)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

(d)	Recorded in "Wholesale energy marketing - Realized" on the Statement of Income.
(e)
As a result of lower electricity and  natural gas prices, coal unit runtimes have decreased.  Contract modification payments were incurred to reduce the contracted coal quantities scheduled for delivery.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended June 30, from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months		Six Months
	2012	2011	2012	2011
Operating Revenues
Unregulated retail electric and gas	$(12)	$1	$(2)	$5
Wholesale energy marketing	(458)	(44)	394	13
Operating Expenses
Fuel	(16)	(11)	(14)	12
Energy Purchases	442	109	(149)	127
Energy-related economic activity (a)	(44)	55	229	157
Option premiums (b)	1	6	1	11
Adjusted energy-related economic activity	(43)	61	230	168
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010	12	66	33	144
Adjusted energy-related economic activity, net, pre-tax	$(55)	$(5)	$197	$24

Adjusted energy-related economic activity, net, after-tax	$(32)	$(3)	$118	$14

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statements of Income.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2012 compared with 2011, primarily driven by lower energy margins as a result of lower energy and capacity prices, higher fuel costs, higher operation and maintenance expense, and higher depreciation.  See "Overview" for a discussion on economic and market conditions.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Energy Supply's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues, which include operating revenues associated with certain PPL Energy Supply businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain PPL Energy Supply businesses that are classified as discontinued operations.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in

"Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Energy Supply's operations, analyze actual results compared with budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply for the periods ended June 30.

	2012 Three Months				2011 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$1,075	$8	(c)	$1,083	$716	$16	(c)	$732
Unrealized economic activity		(458)	(d)	(458)		(44)	(d)	(44)
Wholesale energy marketing
to affiliate	17			17	4			4
Unregulated retail electric and gas	192	(12)		180	180	1		181
Net energy trading margins	10			10	10			10
Energy-related businesses		112		112		114		114
Total Operating Revenues	1,294	(350)		944	910	87		997

Operating Expenses
Fuel	170	26	(e)	196	250	(42)	(e)	208
Energy purchases
Realized	617	18	(c)	635	150	76	(c)	226
Unrealized economic activity		(442)	(d)	(442)		(109)	(d)	(109)
Energy purchases from affiliate					1			1
Other operation and maintenance	7	287		294	9	279		288
Depreciation		69		69		60		60
Taxes, other than income	7	10		17	7	9		16
Energy-related businesses		109		109		112		112
Total Operating Expenses	801	77		878	417	385		802
Total	$493	$(427)		$66	$493	$(298)		$195

	2012 Six Months				2011 Six Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$2,279	$12	(c)	$2,291	$1,738	$32	(c)	$1,770
Unrealized economic activity		394	(d)	394		13	(d)	13
Wholesale energy marketing
to affiliate	38			38	10			10
Unregulated retail electric and gas	406	(2)		404	323	5		328
Net energy trading margins	18			18	21			21
Energy-related businesses		208		208		224		224
Total Operating Revenues	2,741	612		3,353	2,092	274		2,366

Operating Expenses
Fuel	385	22	(e)	407	534	(66)	(e)	468
Energy purchases
Realized	1,251	43	(c)	1,294	377	163	(c)	540
Unrealized economic activity		149	(d)	149		(127)	(d)	(127)
Energy purchases from affiliate	1			1	2			2
Other operation and maintenance	11	538		549	13	520		533
Depreciation		133		133		119		119
Taxes, other than income	16	19		35	14	18		32
Energy-related businesses		201		201		220		220
Total Operating Expenses	1,664	1,105		2,769	940	847		1,787
Discontinued Operations					12	(12)	(f)
Total	$1,077	$(493)		$584	$1,164	$(585)		$579

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and six months ended June 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $12 million and $33 related to the monetization of certain full-requirement sales contracts and net pre-tax gains of $1 million and $1 million related to the amortization of option premiums.  The three and six months ended June 30, 2011 include net pre-tax losses of $66 million and $144 million related to the monetization of certain full-requirement sales contracts and net pre-tax gains of $6 million and $11 million related to the amortization of option premiums.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and six months ended June 30, 2012, includes a pre-tax loss of $12 million related to coal contract modification payments.  The three and six months ended June 30, 2011 includes a pre-tax credit of $50 million for the spent nuclear fuel litigation settlement.

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

	Three Months				Six Months
	2012	2011	Change		2012	2011	Change

Non-trading
Eastern U.S.	$407	$395		$12	$896	$972	$(76)
Western U.S.	76	88		(12)	163	171	(8)
Net energy trading	10	10			18	21	(3)
Total	$493	$493	$		$1,077	$1,164	$(87)

Eastern U.S.

The changes in non-trading margins for the periods ended June 30, 2012 compared with 2011 were due to:

	Three Months	Six Months

Baseload energy and capacity prices (a)	$(51)	$(137)
Intermediate and peaking energy and capacity (b)	(5)	(26)
Full-requirement sales contracts	(9)	(14)
Impact of non-core generation facilities sold in the first quarter of 2011		(12)
Ironwood Acquisition which eliminates tolling expense (c)	13	13
Net coal and hydroelectric unit availability (d)	9	19
Nuclear generation volume (e)	57	82
Other	(2)	(1)
	$12	$(76)

(a)	Energy prices and capacity prices were lower in both periods of 2012.
(b)	Capacity prices were lower in both periods of 2012.
(c)	See Note 8 to the Financial Statements for additional information.
(d)	Coal unit availability was higher in both periods allowing the capture of additional margins.
(e)
For the three and six month periods, volumes were higher due to a shorter outage period for blade inspections and an uprate in the third quarter of 2011.  For the six month period, volumes were also higher due to an unplanned outage in March 2011.

Western U.S.

Non-trading margins for the three and six months ended June 30, 2012, compared with the same periods in 2011 were lower primarily due to $14 million related to the bankruptcy of SMGT.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Susquehanna nuclear plant costs (a)	$11	$17
Uncollectible accounts (b)		11
Costs at Western fossil and hydroelectric plants	(3)	(5)
Trademark royalties (c)	(8)	(17)
Corporate service costs (d)	7	14
Other	(1)	(4)
Total	$6	$16
(a)	Primarily due to refueling outage costs, payroll-related costs and timing of projects.
(b)
In October 2011, SMGT filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The increase for the six-month period reflects an $11 million increase to a reserve on unpaid amounts.

(c)	In 2011, PPL Energy Supply was charged trademark royalties by an affiliate. The agreement was terminated December 31, 2011.
(d)	Primarily due to systems-related costs and timing of projects.

Depreciation

The increase (decrease) in depreciation expense for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Additions to PP&E	$5	$10
Ironwood Acquisition	4	4
Total	$9	$14

Other Income (Expense) - net

The $8 million decrease in other income (expense) - net for the six months ended June 30, 2012 compared with 2011 was primarily due to a $6 million decrease in earnings on securities in the NDT funds.

See Note 12 to the Financial Statements for further details.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Interest rates (a)	$(5)	$(10)
Debt balances	(2)	(5)
Ironwood Acquisition (Note 8)	4	4
Other	(5)	(7)
Total	$(8)	$(18)

(a)	Long-term weighted average rates of 5.88% at June 30, 2012 compared with 6.24% at June 30, 2011.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Higher (lower) pre-tax book income	$(50)	$2
State valuation allowance adjustments (a)		(6)
State deferred tax rate change (b)		(11)
Total	$(50)	$(15)

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL Energy Supply recorded state deferred income tax expense during the six months ended June 30, 2011 related to valuation allowances.

(b)	During the six months ended June 30, 2012, PPL Energy Supply recorded an adjustment related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$446	$379
Short-term debt	$520	$400

The $67 million increase in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•      contributions from Member of $472 million;
•	net cash provided by operating activities of $308 million;
•	a net decrease in note receivable from affiliate of $198 million;
•	a net increase in short-term debt of $120 million;
•	distributions to Member of $657 million;
•	capital expenditures of $316 million; and
•	the Ironwood Acquisition for $84 million, net of cash acquired.

PPL Energy Supply's cash provided by operating activities increased by $120 million for the six months ended June 30, 2012, compared with 2011.  This was primarily due to a $68 million decrease in defined benefit plan funding and a $104 million increase in cash from components of working capital (primarily due to changes in counterparty collateral, partially offset by changes in accounts receivable, unbilled revenue and accrued taxes).

Credit Facilities

PPL Energy Supply maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At June 30, 2012, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

Syndicated Credit Facility	$3,000		$662	$2,338
Letter of Credit Facility	200	n/a	128	72
Total PPL Energy Supply Credit Facilities (a)	$3,200		$790	$2,410

(a)
The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At June 30, 2012, PPL Energy Supply had $520 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.48%.

Long-term Debt Securities

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

The rating agencies took the following actions related to PPL Energy Supply and its subsidiaries.

In January 2012, S&P affirmed its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

Following the announcement of the then-pending acquisition of AES Ironwood, L.L.C. in February 2012, the rating agencies took the following actions:

•	In March 2012, Moody's placed AES Ironwood, L.L.C.'s senior secured bonds under review for possible ratings upgrade.

•	In April 2012, S&P affirmed the rating of AES Ironwood, L.L.C.'s senior secured bonds.

In May 2012, Fitch downgraded its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions that require PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2012.  At June 30, 2012, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to prepay or post an additional $427 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic positions at June 30, 2012 and December 31, 2011 was a net asset/(liability) of $796 million and $(63) million.  The change in fair value is largely attributable to the dedesignation of cash flow hedges that are now classified as economic hedges.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts range in maturity through 2019.

The following table sets forth the changes in net fair value of PPL Energy Supply's non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$1,215	$998	$1,082	$958
Contracts realized or otherwise settled during the period	(261)	(83)	(540)	(135)
Fair value of new contracts entered into during the period (a)	13	32	12	15
Other changes in fair value	(6)	(51)	407	58
Fair value of contracts outstanding at the end of the period	$961	$896	$961	$896

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at June 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$703	$237	$(21)	$8	$927
Prices based on significant unobservable inputs	21	9	4		34
Fair value of contracts outstanding at the end of the period	$724	$246	$(17)	$8	$961

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages could be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.  In connection with its bankruptcy proceedings, a significant counterparty, SMGT, had been purchasing lower volumes of electricity than prescribed in the contract and effective April 1, 2012 the contract was terminated.  PPL Energy Supply cannot predict the prices or other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of this contract.  See Note 10 to the Financial Statements for additional information.

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2017.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$2	$7	$(4)	$4
Contracts realized or otherwise settled during the period	(1)	1	(1)	3
Fair value of new contracts entered into during the period (a)	(1)	5	5	8
Other changes in fair value	17	2	17
Fair value of contracts outstanding at the end of the period	$17	$15	$17	$15

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

Unrealized gains of approximately $1 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$8	$8	$1		$17
Fair value of contracts outstanding at the end of the period	$8	$8	$1		$17

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

	Trading VaR		Non-Trading VaR
	Six Months	Twelve Months	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$5	$1	$11	$6
Average for the Period	2	3	9	5
High	5	6	11	7
Low	1	1	7	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2012.

Interest Rate Risk

PPL Energy Supply and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at June 30, 2012.

At June 30, 2012, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at June 30, 2012 would increase the fair value of its debt portfolio by $56 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At June 30, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $47 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2011 Form 10-K for additional information.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Energy Supply.  See Note 11 to the Financial Statements for additional information on related party transactions.

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

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, cost may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant regulatory agencies.  Costs may take the form of increased capital or operating and maintenance expenses; monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products or their demand for PPL Energy Supply's services.  See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2011 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Energy Supply's 2011 Form 10-K for a discussion of each critical accounting policy.

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

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market and credit risk.

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

Transmission costs are recovered through a FERC Formula Rate mechanism, which is updated annually for costs incurred and assets placed in service.  Accordingly, increased costs including those related to the replacement of aging transmission assets and the PJM-approved Regional Transmission Line Expansion Plan are recovered on a timely basis.

Financial and Operational Developments

Net Income Available to PPL Corporation

Net Income Available to PPL Corporation for the three and six months ended June 30, 2012 was $29 million and $62 million compared to $36 million and $88 million for the same periods in 2011 representing a 19% and 30% decrease from the same periods in 2011.

See "Results of Operations" for a discussion and analysis of PPL Electric's earnings.

Redemption of Preference Stock

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected on PPL Electric's Balance Sheets in "Preference stock."

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

At June 30, 2012, PPL Electric's estimated share of the project cost has increased to $560 million from approximately $500 million at December 31, 2011, mainly due to increased material costs.  In July 2012, PPL Electric began pre-construction activities including tree and vegetation removal from the transmission line's right of way and construction of access roads.  See Note 8 in PPL Electric's 2011 Form 10-K for additional information.

FERC Formula Rates

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of approximately $50 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at June 30, 2012 and December 31, 2011.  In May 2012, the FERC issued an order approving PPL Electric's request effective June 1, 2012.

Results of Operations

The following discussion provides a summary of PPL Electric's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Available to PPL Corporation for the periods ended June 30 was:

	Three Months		Six Months
	2012	2011	2012	2011

Net Income Available to PPL Corporation	$29	$36	$62	$88

The changes in the components of Net Income Available to PPL Corporation between these periods were due to the following factors which reflect reclassifications for items included in gross delivery margins.

	Three Months	Six Months

Pennsylvania gross delivery margins	$3	$(10)
Other operation and maintenance	(19)	(25)
Depreciation	(2)	(8)
Other	(1)	2
Income Taxes	8	11
Distributions on preference stock	4	4
Total	$(7)	$(26)

•	See "Statement of Income Analysis - Pennsylvania Gross Delivery Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance expense for the three-month period, primarily due to $6 million of higher payroll and benefit related costs, $6 million of higher vegetation management costs and $3 million of higher corporate service costs.

Higher other operation and maintenance expense for the six-month period, primarily due to $8 million of higher payroll and benefit related costs, $8 million of higher vegetation management costs and $5 million of higher corporate service costs.

•
Higher depreciation expense for the six-month period, primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system, and replace aging infrastructure.

•	Lower income taxes for the three and six-month periods, primarily due to the change in pre-tax income, which reduced income taxes by $7 million and $16 million.

•	Lower distributions on preference stock for the three and six-month periods due to the preference stock redemption in June 2012.

Outlook

PPL Electric projects lower earnings in 2012 compared with 2011, primarily driven by higher operation and maintenance expense, higher depreciation and lower distribution revenue, which are expected to be partially offset by higher transmission revenue, lower financing costs, and lower income taxes.

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million.  The proposed distribution revenue rate increase would result in a 2.9% increase over PPL Electric's total rates at the time of filing and be effective January 1, 2013.  PPL Electric's application includes a request for an authorized return-on-equity of 11.25%.  Hearings on this matter are scheduled during August 2012 and a decision is expected in the fourth quarter of 2012.  PPL Electric cannot predict the outcome of this proceeding.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Electric's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Energy purchases from affiliate," "Other operation and maintenance" expense, which is primarily Act 129 costs, and "Taxes, other than income" which is primarily gross receipts tax.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage PPL Electric's operations and analyze actual results to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric for the periods ended June 30.

	2012 Three Months			2011 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$403		$403	$436		$436
Electric revenue from affiliate	1		1	4		4
Total Operating Revenues	404		404	440		440

Operating Expenses
Energy purchases	120		120	169		169
Energy purchases from affiliate	17		17	4		4
Other operation and maintenance	26	$117	143	29	$97	126
Depreciation		39	39		37	37
Taxes, other than income	20	2	22	20	2	22
Total Operating Expenses	183	158	341	222	136	358
Total	$221	$(158)	$63	$218	$(136)	$82

	2012 Six Months			2011 Six Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$860		$860	$990		$990
Electric revenue from affiliate	2		2	8		8
Total Operating Revenues	862		862	998		998

Operating Expenses
Energy purchases	273		273	420		420
Energy purchases from affiliate	38		38	10		10
Other operation and maintenance	49	$234	283	47	$209	256
Depreciation		78	78		70	70
Taxes, other than income	44	4	48	53	4	57
Total Operating Expenses	404	316	720	530	283	813
Total	$458	$(316)	$142	$468	$(283)	$185

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended June 30, as well as the change between periods.  The factors that gave rise to the change are described below the table.
	Three Months			Six Months
	2012	2011	Change	2012	2011	Change

PA Gross Delivery Margins by Component
Distribution	$170	$173	$(3)	$359	$381	$(22)
Transmission	51	45	6	99	87	12
Total	$221	$218	$3	$458	$468	$(10)

Distribution

Margins decreased for the three and six month periods ended June 30, 2012, compared with 2011, due primarily to the effects of weather.

Transmission

Margins increased for the three and six month periods ended June 30, 2012, compared with 2011, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Payroll-related costs	$4	$7
Vegetation management	6	8
PUC-reportable storm costs, net of insurance recovery	(2)	(7)
Uncollectible accounts	2	4
Allocation of certain corporate support group costs	2	5
Other	5	10
Total	$17	$27

Depreciation

Depreciation increased by $8 million for the six months ended June 30, 2012 compared with 2011, primarily due to PP&E additions related to PPL Electric's ongoing efforts to ensure the reliability of its delivery system and replace aging infrastructure.

Taxes, Other Than Income

Taxes, other than income for the six months ended June 30, 2012 compared with 2011 decreased by $9 million, primarily due to lower Pennsylvania gross receipts tax expense due to a decrease in taxable electric revenue.  This tax is included in "Pennsylvania Gross Delivery Margins."

Financing Costs

The increase (decrease) in financing costs for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Long-term debt balances	$4	$7
Interest rates	(5)	(9)
Distributions on preference stock (a)	(4)	(4)
Amortization of debt issuance costs	1	2
Total	$(4)	$(4)

(a)      Decreases for both periods are due to the June 2012 redemption of all 2.5 million shares of preference stock.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2012 compared with 2011 was due to:

	Three Months	Six Months

Lower pre-tax book income	$(7)	$(16)
Federal and state tax reserve adjustments		1
Federal and state tax return adjustments (a)		2
Depreciation not normalized (a)	(1)	1
Other		1
Total	$(8)	$(11)

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

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$45		$320
Short-term debt	$195	$

The $275 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $256 million;
•	redemption of preference stock of $250 million;
•	the payment of $56 million of common stock dividends to parent;
•	the net increase in short-term debt of $195 million; and
•	net cash provided by operating activities of $101 million.

PPL Electric's cash provided by operating activities increased by $38 million for the six months ended June 30, 2012, compared with 2011, primarily due to a $48 million decrease in defined benefit plan funding.

Credit Facilities

PPL Electric maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At June 30, 2012, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

Syndicated Credit Facility (a)	$300		$196	$104
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$450		$196	$254

(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 7% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At June 30, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under this facility was limited to $87 million.  In July 2012, PPL Electric and the subsidiary extended this agreement from July 2012 to September 2012 and reduced the capacity to $100 million.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At June 30, 2012, PPL Electric had $195 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of approximately 0.49%.

Equity Securities

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Preference stock" on PPL Electric's Balance Sheet.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt of PPL Electric.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

Risk Management

Market Risk and Credit Risk

PPL Electric issues debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential annual exposure to increased interest expense, based on a 10% increase in interest rates, at June 30, 2012.  PPL Electric estimated that a 10% decrease in interest rates at June 30, 2012 would increase the fair value of its debt portfolio by $77 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2011 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Electric's 2011 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes, regulatory assets and liabilities and revenue recognition - unbilled revenue.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Electric's 2011 Form 10-K for a discussion of each critical accounting policy.

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

•
"Results of Operations" provides a summary of LKE's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LKE's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of LKE's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of LKE's risk management programs relating to market and credit risk.

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

Financial and Operational Developments

Net Income

Net Income for the three and six months ended June 30, 2012 was $44 million and $97 million compared to $41 million and $128 million for the same periods in 2011 representing a 7% increase and a 24% decrease over the same periods in 2011.

See "Results of Operations" for a discussion and analysis of LKE's earnings.

Terminated Bluegrass CTs Acquisition

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the Bluegrass contract termination and potential future generation capacity options.

NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  Subject to finalizing contracting agreements and permitting activities, construction is expected to begin in 2012 and be completed during 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million ($130 million for LG&E and $470 million for KU).

In conjunction with this construction and to meet new, stricter federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.  The Cane Run and Green River coal units are anticipated to remain operational until the NGCC generation and associated transmission project is completed.

Registered Debt Exchange Offer by LKE

In June 2012, LKE completed an exchange of all its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.  See Note 7 in LKE's 2011 Form 10-K for additional information.

Commercial Paper

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances will be supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at June 30, 2012.

Results of Operations

The following discussion provides a summary of LKE's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LKE's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months		Six Months
	2012	2011	2012	2011

Net Income	$44	$41	$97	$128

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

Margins	$12	$(16)
Other operation and maintenance	4	(17)
Depreciation	(1)	(5)
Taxes, other than income	(3)	(5)
Other	(1)	(4)
Other Income (Expense) - net	(7)	(9)
Income Taxes	4	26
Special items	(5)	(1)
Total	$3	$(31)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Higher other operation and maintenance for the six-month period, primarily due to $11 million of higher steam maintenance costs resulting from an increased scope of scheduled plant outages.  Also, a $6 million credit was recorded in 2011 to establish a regulatory asset related to 2009 storm costs.

•	Lower other income (expense) - net for the three and six-month periods primarily due to equity losses from an unconsolidated affiliate.

•	Lower income taxes for the six-month period, primarily due to the change in pre-tax income.

The following after-tax amounts, which management considers special items, also impacted earnings during the periods ended June 30:

	Income Statement	Three Months		Six Months
	Line Item	2012	2011	2012	2011

Special items gains (losses), net of tax (expense) benefit:
Acquisition-related adjustments:
Net operating loss carryforward and other tax related adjustments	Income Taxes and Other O&M			$4
Other:
Discontinued Operations, net of tax of $4, $0, $4, $0 (a)	Discontinued Operations	$(5)		(5)
Total		$(5)		$(1)

(a)	Represents an adjustment to an indemnification liability.

Outlook

Excluding special items, LKE projects lower earnings in 2012 compared with 2011, as margin increases are not expected to offset operating expense increases, including depreciation.  Actual results will be dependent on the effects of the economy and the impact of weather on retail sales among other variables.

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  The proposed base rate increases would result in electric rate increases of 6.9% at LG&E and 6.5% at KU and a gas rate increase of 7.0% at LG&E and would be effective in January 2013.  LG&E's and KU's applications include requests for authorized returns-on-equity at LG&E and KU of 11% each. A hearing on these matters is expected to be scheduled during the fourth quarter of 2012.  LG&E and KU cannot predict the outcome of these proceedings.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LKE's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LKE's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LKE's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage LKE's operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by LKE for the periods ended June 30.

	2012 Three Months			2011 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$658		$658	$639	$(1)	$638
Operating Expenses
Fuel	215		215	206		206
Energy purchases	34		34	40		40
Other operation and maintenance	24	$173	197	21	177	198
Depreciation	13	73	86	12	72	84
Taxes, other than income		12	12		9	9
Total Operating Expenses	286	258	544	279	258	537
Total	$372	$(258)	$114	$360	$(259)	$101

	2012 Six Months			2011 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,363		$1,363	$1,404		$1,404
Operating Expenses
Fuel	428		428	421		421
Energy purchases	108		108	147		147
Other operation and maintenance	46	$357	403	41	$338	379
Depreciation	26	146	172	24	141	165
Taxes, other than income		23	23		18	18
Total Operating Expenses	608	526	1,134	633	497	1,130
Total	$755	$(526)	$229	$771	$(497)	$274

(a)	Represents amounts that are excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $12 million for the three-month period due to higher retail margins, as volumes were impacted by increases in production levels at some of LKE's larger industrial customers and warmer weather during the three months ended June 30, 2012.  Total cooling degree days increased 9% compared to the same period in 2011.

Margins decreased by $16 million for the six-month period primarily due to $13 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012, and $3 million of lower wholesale margins, as volumes were impacted by lower market prices.  Total heating degree days decreased 24% compared to the same period in 2011.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Steam maintenance (a)		$11
Distribution maintenance (b)	$(1)	8
DSM	2	3
Other	(2)	2
Total	$(1)	$24

(a)	Steam maintenance costs increased $11 million during the six months ended June 30, 2011, primarily resulting from an increased scope of scheduled outages.
(b)	A $6 million credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs.

Depreciation

Depreciation increased by $2 million and $7 million for the three and six months ended June 30, 2012 compared with 2011, primarily due to PP&E additions.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Equity losses from an unconsolidated affiliate	$(4)	$(6)
Other	(3)	(3)
Total	$(7)	$(9)

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Higher (lower) pre-tax book income	$2	$(22)
Net operating loss carryforward adjustments (a)	(3)	(9)
Other	(3)	(1)
Total	$(4)	$(32)

(a)	During the three and six months ended June 30, 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Loss from discontinued operations increased by $6 million for the three and six months ended June 30, 2012, compared with 2011.  The increase was primarily related to an adjustment to the estimated liability for indemnifications.

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$29	$59

The $30 million decrease in LKE's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $324 million and
•	the payment of $60 million of distributions to PPL, partially offset by
•	cash provided by operating activities of $354 million.

LKE's cash provided by operating activities decreased by $53 million for the six months ended June 30, 2012, compared with 2011, primarily due to:

•
a decrease in net income of $31 million due to unseasonably mild weather during the first four months of 2012 and higher operation and maintenance expenses, adjusted for non-cash effects of $74 million (deferred income taxes and investment tax credits of $90 million and defined benefit plans - expense of $5 million, partially offset by depreciation of $7 million and other noncash items of $14 million) and

•
a decrease in coal consumption resulting from lower coal-fired generation due to the mild winter weather and an increase in combustion turbine generation that led to an increase of $34 million in coal inventory, along with an increase in price per ton of coal in comparison to 2011; partially offset by

•	a decrease in cash outflows of $95 million due to a reduction in discretionary defined benefit plan contributions.

LKE's cash used in investing activities increased by $273 million for the six months ended June 30, 2012, compared with 2011, primarily due to proceeds from the sale of other investments of $163 million in 2011 and an increase in capital expenditures of $144 million as a result of increased environmental spending, primarily related to landfills, and infrastructure improvements at generation, distribution and transmission facilities.

LKE's cash used in financing activities decreased by $251 million for the six months ended June 30, 2012, compared with 2011, primarily due to a repayment on a revolving line of credit of $163 million in 2011 and lower distributions to PPL of $86 million in 2012.

Credit Facilities

At June 30, 2012, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Supply	$300			$300
LG&E Credit Facility	400			400
KU Credit Facilities	598		$198	400
Total Credit Facilities (a)	$1,298		$198	$1,100

(a)
The commitments under LKE's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 10% of the total committed capacity; however, the PPL affiliate provides a commitment of approximately 23% of the total facilities listed above.

See Note 7 to the Financial Statements for further discussion of LKE's credit facilities and long-term debt securities.

LKE's long-term debt securities activity through June 30, 2012 was:

	Debt
	Issuances	Retirement

Non-cash Exchanges (a)
LKE Senior Unsecured Notes	$250	$(250)

(a)
In June 2012, LKE completed an exchange of all of its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.

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

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A and 2007 Series B pollution control bonds.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or its subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2012.  At June 30, 2012, if LKE and its subsidiaries' credit ratings had been below investment grade, the maximum amount that LKE would have been required to post as additional collateral to counterparties was $100 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

Capital Expenditures

LKE has lowered its projected capital spending for 2012 by approximately $325 million from the previously disclosed $1.2 billion projection included in LKE's 2011 Form 10-K.  The lower projected capital spending is due mainly to the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements and the status of environmental projects.

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

Commodity Price Risk

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LKE conducts energy trading and risk management activities to maximize the value of the physical assets at times when the assets are not required to serve LG&E's and KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

LKE and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  LKE utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under LKE's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LKE's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2012, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at June 30, 2012, would increase the fair value of its debt portfolio by $120 million.

At June 30, 2012, LKE had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(63)	$(3)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at June 30, 2012 mature through 2033.

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

•
"Results of Operations" provides a summary of LG&E's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three and six months ended three and six months ended June 30, 2012 with the same periods in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of LG&E's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of LG&E's risk management programs relating to market and credit risk.

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

Financial and Operational Developments

Net Income

Net Income for the three and six months ended June 30, 2012 was $26 million and $51 million compared to $20 million and $59 million for the same periods in 2011 representing a 30% increase and a 14% decrease over the same periods in 2011.

See "Results of Operations" for a discussion and analysis of LG&E's earnings.

Terminated Bluegrass CTs Acquisition

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the Bluegrass contract termination and potential future generation capacity options.

NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  Subject to finalizing contracting agreements and permitting activities, construction is expected to begin in 2012 and be completed during 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million ($130 million for LG&E and up to $470 million for KU).

In conjunction with this construction and to meet new, stricter federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.  The Cane Run and Green River coal units are anticipated to remain operational until the NGCC generation and associated transmission project is completed.

Commercial Paper

In February 2012, LG&E established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs.  Commercial paper issuances will be supported by LG&E's Syndicated Credit Facility.  LG&E had no commercial paper outstanding at June 30, 2012.

Results of Operations

The following discussion provides a summary of LG&E's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months		Six Months
	2012	2011	2012	2011

Net Income	$26	$20	$51	$59

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassification for items included in margins.

	Three Months	Six Months

Margin	$8	$(3)
Other operation and maintenance	2	(7)
Depreciation	(1)	(3)
Taxes, other than income	(1)	(2)
Other Income (Expense) - net	(2)
Interest Expense	2	2
Income Taxes	(2)	5
Total	$6	$(8)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•	Higher other operation and maintenance for the six-month period, due to $7 million of higher steam maintenance costs primarily resulting from an increased scope of scheduled plant outages.

Outlook

LG&E projects lower earnings in 2012 compared with 2011, as margin increases are not expected to offset operating expense increases, including depreciation.  Actual results will be dependent on the effects of the economy and the impact of weather on retail sales among other variables.

In June 2012, LG&E filed a request with the KPSC for an increase in annual base electric rates of approximately $62 million and an increase in annual base gas rates of approximately $17 million.  The proposed request would result in a 6.9% increase in the base electric rates and a 7.0% increase in the base gas rates, and would be effective in January 2013.  LG&E's application includes a request for authorized return-on-equity of 11%.  A hearing on these matters is expected to be scheduled during the fourth quarter of 2012.  LG&E cannot predict the outcome of this proceeding.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LG&E's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins."  Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LG&E's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation".  As a result, this measure represents the net revenues from LG&E's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by LG&E for the periods ended June 30.

	2012 Three Months			2011 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$304		$304	$297		$297
Operating Expenses
Fuel	92		92	82		82
Energy purchases	25		25	39		39
Other operation and maintenance	11	$81	92	8	$83	91
Depreciation	1	37	38	1	36	37
Taxes, other than income		6	6		5	5
Total Operating Expenses	129	124	253	130	124	254
Total	$175	$(124)	$51	$167	$(124)	$43

	2012 Six Months			2011 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$657		$657	$695		$695
Operating Expenses
Fuel	181		181	167		167
Energy purchases	98		98	149		149
Other operation and maintenance	21	$169	190	19	$162	181
Depreciation	1	75	76	1	72	73
Taxes, other than income		11	11		9	9
Total Operating Expenses	301	255	556	336	243	579
Total	$356	$(255)	$101	$359	$(243)	$116

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $8 million and decreased by $3 million during the three and six months ended June 30, 2012, compared with the same periods in 2011.  The positive impact during the three-month period primarily resulted from $8 million of higher retail margins, as volumes were impacted by increases in production levels at some of LG&E's larger industrial customers and warmer weather during the three months ended June 30, 2012.  Total cooling degree days increased by 14% compared to the same period in 2011.  The negative impact during the six-month period primarily resulted from $3 million of lower wholesale margins, as volumes were impacted by lower market prices.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Steam maintenance (a)	$(2)	$7
Other	3	2
Total	$1	$9

(a)	Higher steam maintenance costs of $7 million for the six-month period due to an increased scope of scheduled outages.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Higher (lower) pre-tax book income	$3	$(5)
Other	(1)
Total	$2	$(5)

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$25	$25

LG&E's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $160 million, partially offset by
•	capital expenditures of $120 million;
•	the payment of $31 million of common stock dividends; and
•	notes receivable from affiliates of $6 million.

LG&E's cash provided by operating activities decreased by $17 million for the six months ended June 30, 2012, compared with 2011, primarily due to:

•
a net increase in cash outflows related to working capital, excluding fuel, materials and supplies, of $37 million due to the timing of cash receipts and payments, including an $8 million increase in accounts payable invoices paid on behalf of KU and an $8 million increase in tax settlements with LKE;

•
a decrease in coal consumption resulting from lower coal-fired generation due to the mild winter weather and an increase in combustion turbine generation that led to an increase of $30 million in coal inventory, along with an increase in price per ton of coal in comparison to 2011; and

•
a decrease in net income of $8 million due to unseasonably mild weather during the first four months of 2012, lower off-system sales and higher operation and maintenance expenses, adjusted for non-cash effects of $4 million (defined benefit plans - expense of $2 million and other noncash items of $6 million, partially offset by depreciation of $3 million and deferred income taxes and investment tax credits of $1 million); partially offset by

•	a decrease in cash outflows of $42 million due to a reduction in discretionary defined benefit plan contributions and
•	a decrease in cash outflows related to accrued taxes of $15 million primarily due to the timing of property tax payments.

LG&E's cash used in investing activities increased by $208 million for the six months ended June 30, 2012, compared with 2011, primarily due to proceeds from the sale of other investments of $163 million in 2011 and an increase in capital expenditures of $41 million as a result of increased environmental spending, primarily related to landfills, and infrastructure improvements at generation, distribution, transmission and gas storage facilities.

LG&E's cash used in financing activities decreased by $186 million for the six months ended June 30, 2012, compared with 2011, primarily due to a repayment on a revolving line of credit of $163 million and a net decrease in notes payable with affiliates of $12 million in 2011, along with lower common stock dividends paid to LKE of $11 million in 2012.

Credit Facilities

At June 30, 2012, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a)	$400			$400

(a)
The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At June 30, 2012 and December 31, 2011, there was no balance outstanding.

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

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A and 2007 Series B pollution control bonds.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2012.  At June 30, 2012, if LG&E's credit ratings had been below investment grade, the maximum amount that LG&E would have been required to post as additional collateral to counterparties was $79 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

Capital Expenditures

LG&E has lowered its projected capital spending for 2012 by approximately $215 million from the previously disclosed $554 million projection included in LG&E's 2011 Form 10-K.  The lower projected capital spending is due mainly to the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements and the status of environmental projects.

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

Interest Rate Risk

LG&E issues debt to finance its operations, which exposes it to interest rate risk.  LG&E utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under LG&E's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LG&E's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2012, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at June 30, 2012, would increase the fair value of its debt portfolio by $28 million.

At June 30, 2012, LG&E had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(63)	$(3)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LG&E is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at June 30, 2012 mature through 2033.

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

•
"Results of Operations" provides a summary of KU's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on KU's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of KU's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of KU's risk management programs relating to market and credit risk.

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

Financial and Operational Developments

Net Income

Net Income for the three and six months ended June 30, 2012 was $30 million and $68 million compared to $30 million and $88 million for the same periods in 2011 representing a 23% decrease for the six-month period.

See "Results of Operations" for a discussion and analysis of KU's earnings.

Terminated Bluegrass CTs Acquisition

In September 2011, KU and LG&E entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, KU and LG&E determined that the options were not commercially justifiable.  In June 2012, KU and LG&E terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  KU and LG&E are currently assessing the impact of the Bluegrass contract termination and potential future generation capacity options.

NGCC Construction

In September 2011, KU and LG&E filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  Subject to finalizing contracting agreements and permitting activities, construction is expected to begin in 2012 and be completed during 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million ($470 million for KU and up to $130 million for LG&E).

In conjunction with this construction and to meet new, stricter federal EPA regulations with a 2015 compliance date, KU and LG&E anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.  The Cane Run and Green River coal units are anticipated to remain operational until the NGCC generation and associated transmission project is completed.

Commercial Paper

In February 2012, KU established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs.  Commercial paper issuances will be supported by KU's Syndicated Credit Facility.  KU had no commercial paper outstanding at June 30, 2012.

Results of Operations

The following discussion provides a summary of KU's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on KU's Statements of Income, comparing the three and six months ended June 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months		Six Months
	2012	2011	2012	2011

Net Income	$30	$30	$68	$88

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in margins.

	Three Months		Six Months

Margin		$5	$(12)
Other operation and maintenance		2	(6)
Depreciation		(1)	(3)
Taxes, other than income		(2)	(3)
Other		1	1
Other Income (Expense) - net		(5)	(7)
Income Taxes			10
Total	$		$(20)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•	Higher other operation and maintenance for the six-month period primarily due to a $6 million credit recorded in 2011 to establish a regulatory asset related to 2009 storm costs.

•	Higher other income (expense) - net for the three and six-month periods primarily due to equity losses from an unconsolidated affiliate.

•	Lower income taxes for the six-month period primarily due to the change in pre-tax income.

Outlook

KU projects lower earnings in 2012 compared with 2011, as margin increases are not expected to offset operating expense increases, including depreciation.  Actual results will be dependent on the effects of the economy and the impact of weather on retail sales among other variables.

In June 2012, KU filed a request with the KPSC for an increase in annual base electric rates of approximately $82 million.  The proposed base electric rate increase would result in a 6.5% increase over KU's present rate and would be effective in January 2013.  KU's application includes a request for authorized return-on-equity of 11%.  A hearing on these matters is expected to be scheduled during the fourth quarter of 2012.  KU cannot predict the outcome of this proceeding.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in KU's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of KU's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation".  As a result, this measure represents the net revenues from KU's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by KU for the periods ended June 30.

	2012 Three Months			2011 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$374		$374	$366	$(1)	$365
Operating Expenses
Fuel	123		123	124		124
Energy purchases	29		29	25		25
Other operation and maintenance	12	$86	98	12	88	100
Depreciation	12	36	48	12	35	47
Taxes, other than income		6	6		4	4
Total Operating Expenses	176	128	304	173	127	300
Total	$198	$(128)	$70	$193	$(128)	$65

	2012 Six Months			2011 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$754		$754	$771		$771
Operating Expenses
Fuel	247		247	254		254
Energy purchases	58		58	60		60
Other operation and maintenance	25	$168	193	22	$162	184
Depreciation	24	72	96	23	69	92
Taxes, other than income		12	12		9	9
Total Operating Expenses	354	252	606	359	240	599
Total	$400	$(252)	$148	$412	$(240)	$172

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statement of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $5 million and decreased by $12 million during the three and six months ended June 30, 2012, compared with the same periods in 2011.  The positive impact during the three-month period primarily resulted from $4 million of higher retail margins, as volumes were impacted by increases in production levels at some of KU's larger industrial customers and warmer weather during the three months ended June 30, 2012.  Total cooling degree days increased 2% compared to the same period in 2011.  The negative impact during the six-month period primarily resulted from $12 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 21% compared to the same period in 2011.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Distribution maintenance (a)		$7
Other	$(2)	2
Total	$(2)	$9

(a)	Higher distribution maintenance primarily due to a $6 million credit to establish a regulatory asset that was recorded in the first quarter of 2011 related to 2009 storm costs.

Other Income (Expense) - net

The increase (decrease) in Other Income (Expense) for the periods ended June 30, 2012, compared with 2011, was due to:

	Three Months	Six Months

Equity losses from an unconsolidated affiliate	$(4)	$(6)
Other	(1)	(1)
Total	$(5)	$(7)

Income Taxes

Income taxes decreased by $10 million for the six months ended June 30, 2012, compared with 2011, primarily due to the change in pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

KU had the following at:
	June 30, 2012	December 31, 2011

Cash and cash equivalents	$3	$31

The $28 million decrease in KU's cash and cash equivalents position was the net result of:

•	capital expenditures of $203 million and
•	the payment of $48 million of common stock dividends, partially offset by
•	cash provided by operating activities of $217 million and
•	notes payable with affiliates of $6 million.

KU's cash provided by operating activities increased by $32 million for the six months ended June 30, 2012, compared with 2011, primarily due to a decrease in cash outflows of $27 million due to a reduction in discretionary defined benefit plan contributions.

KU's cash used in investing activities increased by $102 million for the six months ended June 30, 2012, compared with 2011, due to an increase in capital expenditures of $102 million as a result of increased environmental spending, primarily related to landfills, and infrastructure improvements at generation, distribution and transmission facilities.

KU's cash used in financing activities decreased by $38 million for the six months ended June 30, 2012, compared with 2011, primarily due to lower common stock dividends paid to LKE of $20 million in 2012 and a higher notes payable with affiliates.

Credit Facilities

At June 30, 2012, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility	$400			$400
Letter of Credit Facility	198		$198
Total Credit Facilities (a)	$598		$198	$400

(a)
The commitments under KU's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 19% of the total committed capacity available to KU.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At June 30, 2012, KU owed $6 million and at December 31, 2011, there was no balance outstanding.

See Notes 7 and 11 to the Financial Statements for further discussion of KU's credit facilities.

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

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2012.  At June 30, 2012, if KU's credit ratings had been below investment grade, the maximum amount that KU would have been required to post as additional collateral to counterparties was $21 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations.

Capital Expenditures

KU has lowered its projected capital spending for 2012 by approximately $110 million from the previously disclosed $656 million projection included in KU's 2011 Form 10-K.  The lower projected capital spending is due mainly to the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements and the status of environmental projects.

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

Interest Rate Risk

KU issues debt to finance its operations, which exposes it to interest rate risk.  At June 30, 2012, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at June 30, 2012, would increase the fair value of its debt portfolio by $71 million.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2012, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)           Change in internal controls over financial reporting.

PPL Corporation

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

As reported in the 2011 Form 10-K, PPL's principal executive officer and principal financial officer concluded that a systems migration related to the WPD Midlands acquisition created a material change to its internal control over financial reporting.  Specifically, on December 1, 2011, the use of legacy information technology systems at WPD Midlands was discontinued and the related data, processes and internal controls were migrated to the systems, processes and controls currently in place at PPL WW.

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

*4(a)	-	Amendment No. 7 to PPL Employee Stock Ownership Plan, dated May 30, 2012
*4(b)	-	Amendment No. 8 to PPL Employee Stock Ownership Plan, dated July 17, 2012
4(c)	-
Supplemental Indenture No. 8, dated as of June 14, 2012, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N. A. (formerly known as The Chase Manhattan Bank)), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

[_]10(a)	-	PPL Corporation 2012 Stock Incentive Plan (Annex A to Proxy Statement of PPL Corporation, dated April 3, 2012)
*10(b)	-	Uncommitted Line of Credit Letter Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC, the Borrower, and Banco Bilbao Vizcaya Argentaria, S.A., the Bank
*10(c)	-	Reimbursement Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC and Banco Bilbao Vizcaya Argentaria, S.A.
*[_]10(d)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012
*10(e)	-	Letter of Credit Issuance and Reimbursement Agreement, dated as of July 27, 2012, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2012, filed by the following officers for the following companies:

*31(a)	-	PPL Corporation's principal executive officer
*31(b)	-	PPL Corporation's principal financial officer
*31(c)	-	PPL Energy Supply, LLC's principal executive officer
*31(d)	-	PPL Energy Supply, LLC's principal financial officer
*31(e)	-	PPL Electric Utilities Corporation's principal executive officer
*31(f)	-	PPL Electric Utilities Corporation's principal financial officer
*31(g)	-	LG&E and KU Energy LLC's principal executive officer
*31(h)	-	LG&E and KU Energy LLC's principal financial officer
*31(i)	-	Louisville Gas and Electric Company's principal executive officer
*31(j)	-	Louisville Gas and Electric Company's principal financial officer
*31(k)	-	Kentucky Utilities Company's principal executive officer
*31(l)	-	Kentucky Utilities Company's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2012, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer
*32(b)	-	PPL Corporation's principal financial officer
*32(c)	-	PPL Energy Supply, LLC's principal executive officer
*32(d)	-	PPL Energy Supply, LLC's principal financial officer
*32(e)	-	PPL Electric Utilities Corporation's principal executive officer
*32(f)	-	PPL Electric Utilities Corporation's principal financial officer
*32(g)	-	LG&E and KU Energy LLC's principal executive officer
*32(h)	-	LG&E and KU Energy LLC's principal financial officer
*32(i)	-	Louisville Gas and Electric Company's principal executive officer
*32(j)	-	Louisville Gas and Electric Company's principal financial officer
*32(k)	-	Kentucky Utilities Company's principal executive officer
*32(l)	-	Kentucky Utilities Company's principal financial officer

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company
101.SCH	-
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: August 8, 2012	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: August 8, 2012	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: August 8, 2012	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)