Form 10-Q/A
period 2012-06-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2012-08-08
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

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

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q/A
Amendment No. 1
FOR THE QUARTER ENDED JUNE 30, 2012

Table of Contents

Page

Explanatory Note	1
Item 6. Exhibits	1
Signatures	2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company for the period ended June 30, 2012, as filed by the Registrants on August 8, 2012 (Original Filing).  This Amendment No. 1 is being filed solely to resubmit certain Extensible Business Reporting Language (XBRL) information in Exhibit 101 that was inadvertently excluded from the timely filed Original Filing, in accordance with Rule 405 of Regulation S−T.  This Amendment No. 1 does not reflect events that have occurred subsequent to the filing date of the Original Filing.

Item 6. Exhibits

The following Exhibits are being provided with this report.

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
XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

1

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

2