Form 10-Q
period 2012-09-30
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2012-11-08
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 581,705,916 shares outstanding at October 31, 2012.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2012.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2012.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2012.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Unless otherwise specified, references within this Report, individually, to PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which are consolidated into such Registrants in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

LKS - LG&E and KU Services Company (formerly E.ON U.S. Services Inc.), a subsidiary of LKE that provides services for LKE and its subsidiaries.  The subsidiary was acquired by PPL through the acquisition of LKE in November 2010.

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

CSAPR - Cross-State Air Pollution Rule, the CSAPR implements Clean Air Act requirements concerning the transport of air pollution from power plants across state boundaries.  The CSAPR replaces the 2005 CAIR, which the U.S. Court of Appeals for the D.C. Circuit ordered the EPA to revise in 2008.  The court has granted a stay allowing CAIR to remain in place pending a ruling on the legal challenges to the CSAPR.  In August 2012, the court remanded CSAPR to the EPA for further action.

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

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion.  They entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion in the transmission grid.

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

kV - kilovolt

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

v

RECs - renewable energy credits.

Registrants - PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU, collectively.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - Reliability First Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

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

Securities Act of 1933 - the Securities Act of 1933, 15 U.S. Code, Sections 77a-77aa, as amended.

SERC - SERC Reliability Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Utility	$1,693	$1,675	$5,012	$4,695
Unregulated retail electric and gas	218	189	620	517
Wholesale energy marketing
Realized	1,076	907	3,367	2,677
Unrealized economic activity (Note 14)	(716)	216	(322)	229
Net energy trading margins	(11)	(7)	7	14
Energy-related businesses	143	140	380	387
Total Operating Revenues	2,403	3,120	9,064	8,519

Operating Expenses
Operation
Fuel	570	603	1,405	1,492
Energy purchases
Realized	583	362	2,253	1,467
Unrealized economic activity (Note 14)	(569)	176	(420)	49
Other operation and maintenance	650	735	2,095	2,041
Depreciation	278	252	813	697
Taxes, other than income	90	90	268	238
Energy-related businesses	137	135	363	368
Total Operating Expenses	1,739	2,353	6,777	6,352

Operating Income	664	767	2,287	2,167

Other Income (Expense) - net	(44)	37	(31)	(2)

Other-Than-Temporary Impairments		5	1	6

Interest Expense	248	240	714	678

Income from Continuing Operations Before Income Taxes	372	559	1,541	1,481

Income Taxes	17	110	364	429

Income from Continuing Operations After Income Taxes	355	449	1,177	1,052

Income (Loss) from Discontinued Operations (net of income taxes)			(6)	2

Net Income	355	449	1,171	1,054

Net Income Attributable to Noncontrolling Interests		5	4	13

Net Income Attributable to PPL Shareowners	$355	$444	$1,167	$1,041

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$355	$444	$1,173	$1,039
Income (Loss) from Discontinued Operations (net of income taxes)			(6)	2
Net Income	$355	$444	$1,167	$1,041

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.61	$0.76	$2.01	$1.91
Diluted	$0.61	$0.76	$2.01	$1.91
Net Income Available to PPL Common Shareowners:
Basic	$0.61	$0.76	$2.00	$1.92
Diluted	$0.61	$0.76	$2.00	$1.91

Dividends Declared Per Share of Common Stock	$0.36	$0.35	$1.08	$1.05

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	580,585	577,595	579,847	541,135
Diluted	582,636	578,054	580,930	541,480

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$355	$449	$1,171	$1,054

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $1, ($2), $1, ($1)	152	(4)	49	156
Available-for-sale securities, net of tax of ($14), $28, ($34), $15	13	(26)	28	(13)
Qualifying derivatives, net of tax of $14, ($19), ($41), ($30)	(41)	41	27	48
Equity investees' other comprehensive income (loss), net of
tax of $0, $0, $2, $0			(3)	(1)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0, $28, $0		1	(85)	1
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $0, $3, $5		2	(4)	(6)
Qualifying derivatives, net of tax of $51, $57, $222, $163	(61)	(94)	(323)	(252)
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0, $0				3
Defined benefit plans:
Prior service costs, net of tax of ($1), ($2), ($4), ($5)	1	2	6	7
Net actuarial loss, net of tax of ($6), ($4), ($17), ($14)	17	13	54	36
Total other comprehensive income (loss) attributable to PPL
Shareowners	81	(65)	(251)	(21)

Comprehensive income (loss)	436	384	920	1,033
Comprehensive income attributable to noncontrolling interests		5	4	13

Comprehensive income (loss) attributable to PPL Shareowners	$436	$379	$916	$1,020

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,171	$1,054
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	813	697
Amortization	144	180
Defined benefit plans - expense	123	165
Deferred income taxes and investment tax credits	298	403
Unrealized (gains) losses on derivatives, and other hedging activities	21	(190)
Other	34	110
Change in current assets and current liabilities
Accounts receivable	19	(134)
Accounts payable	(175)	(164)
Unbilled revenues	121	236
Prepayments	(11)	286
Counterparty collateral	13	(273)
Taxes	29	(64)
Accrued interest	43	111
Other	15	87
Other operating activities
Defined benefit plans - funding	(526)	(565)
Other assets	1	(22)
Other liabilities	(39)	(71)
Net cash provided by operating activities	2,094	1,846
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,078)	(1,685)
Proceeds from the sale of certain non-core generation facilities		381
Ironwood Acquisition, net of cash acquired	(84)
Acquisition of WPD Midlands		(5,763)
Purchases of nuclear plant decommissioning trust investments	(112)	(144)
Proceeds from the sale of nuclear plant decommissioning trust investments	102	134
Proceeds from the sale of other investments	20	163
Net (increase) decrease in restricted cash and cash equivalents	62	(51)
Other investing activities	(26)	(74)
Net cash provided by (used in) investing activities	(2,116)	(7,039)
Cash Flows from Financing Activities
Issuance of long-term debt	824	5,245
Retirement of long-term debt	(105)	(708)
Issuance of common stock	54	2,281
Payment of common stock dividends	(623)	(543)
Redemption of preference stock of a subsidiary	(250)
Debt issuance and credit facility costs	(10)	(84)
Contract adjustment payments	(71)	(49)
Net increase (decrease) in short-term debt	(51)	(322)
Other financing activities	(8)	(16)
Net cash provided by (used in) financing activities	(240)	5,804
Effect of Exchange Rates on Cash and Cash Equivalents	6	(25)
Net Increase (Decrease) in Cash and Cash Equivalents	(256)	586
Cash and Cash Equivalents at Beginning of Period	1,202	925
Cash and Cash Equivalents at End of Period	$946	$1,511

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$946	$1,202
Short-term investments		16
Restricted cash and cash equivalents	88	152
Accounts receivable (less reserve: 2012, $63; 2011, $54)
Customer	763	736
Other	51	91
Unbilled revenues	711	830
Fuel, materials and supplies	663	654
Prepayments	167	160
Price risk management assets	1,768	2,548
Regulatory assets	21	9
Other current assets	49	28
Total Current Assets	5,227	6,426

Investments
Nuclear plant decommissioning trust funds	711	640
Other investments	67	78
Total Investments	778	718

Property, Plant and Equipment
Regulated utility plant	24,415	22,994
Less: accumulated depreciation - regulated utility plant	4,011	3,534
Regulated utility plant, net	20,404	19,460
Non-regulated property, plant and equipment
Generation	11,190	10,514
Nuclear fuel	524	457
Other	698	637
Less: accumulated depreciation - non-regulated property, plant and equipment	5,875	5,676
Non-regulated property, plant and equipment, net	6,537	5,932
Construction work in progress	2,106	1,874
Property, Plant and Equipment, net (a)	29,047	27,266
Other Noncurrent Assets
Regulatory assets	1,323	1,349
Goodwill	4,130	4,114
Other intangibles (a)	913	1,065
Price risk management assets	860	920
Other noncurrent assets	962	790
Total Other Noncurrent Assets	8,188	8,238

Total Assets	$43,240	$42,648

(a)
At September 30, 2012 and December 31, 2011, includes $428 million and $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$526	$578
Long-term debt due within one year	313
Accounts payable	1,071	1,214
Taxes	95	65
Interest	335	287
Dividends	210	207
Price risk management liabilities	1,184	1,570
Regulatory liabilities	65	73
Other current liabilities	1,088	1,261
Total Current Liabilities	4,887	5,255

Long-term Debt	18,711	17,993

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,705	3,326
Investment tax credits	315	285
Price risk management liabilities	884	840
Accrued pension obligations	1,086	1,313
Asset retirement obligations	500	484
Regulatory liabilities	999	1,010
Other deferred credits and noncurrent liabilities	921	1,046
Total Deferred Credits and Other Noncurrent Liabilities	8,410	8,304

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
PPL Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	6,912	6,813
Earnings reinvested	5,335	4,797
Accumulated other comprehensive loss	(1,039)	(788)
Total PPL Shareowners' Common Equity	11,214	10,828
Noncontrolling Interests	18	268
Total Equity	11,232	11,096

Total Liabilities and Equity	$43,240	$42,648

(a)	780,000 shares authorized; 580,970 and 578,405 shares issued and outstanding at September 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

June 30, 2012	580,213	$6	$6,886	$5,190	$(1,120)	$18	$10,980
Common stock issued (b)	757		21				21
Stock-based compensation (c)			5				5
Net income				355			355
Dividends, dividend equivalents,
redemptions and distributions (e)				(210)			(210)
Other comprehensive
income (loss)					81		81
September 30, 2012	580,970	$6	$6,912	$5,335	$(1,039)	$18	$11,232

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096
Common stock issued (b)	2,565		71				71
Stock-based compensation (c)			28				28
Net income				1,167		4	1,171
Dividends, dividend equivalents,
redemptions and distributions (e)				(629)		(254)	(883)
Other comprehensive
income (loss)					(251)		(251)
September 30, 2012	580,970	$6	$6,912	$5,335	$(1,039)	$18	$11,232

June 30, 2011	577,265	$6	$6,774	$4,306	$(435)	$268	$10,919
Common stock issued (b)	579		16				16
Stock-based compensation (c)			5				5
Net income				444		5	449
Dividends, dividend equivalents
and distributions (e)				(203)		(5)	(208)
Other comprehensive
income (loss)					(65)		(65)
September 30, 2011	577,844	$6	$6,795	$4,547	$(500)	$268	$11,116

December 31, 2010	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478
Common stock issued (b)	94,453	1	2,328				2,329
Purchase Contracts (d)			(141)				(141)
Stock-based compensation (c)			6				6
Net income				1,041		13	1,054
Dividends, dividend equivalents
and distributions (e)				(576)		(13)	(589)
Other comprehensive
income (loss)					(21)		(21)
September 30, 2011	577,844	$6	$6,795	$4,547	$(500)	$268	$11,116

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)
Each period includes shares of common stock issued through various stock and incentive compensation plans.  The nine months ended September 30, 2011 includes the April issuance of 92 million shares of common stock.

(c)
The three and nine months ended September 30, 2012 include $7 million and $42 million and the three and nine months ended September 30, 2011 include $5 million and $27 million of stock-based compensation expense related to new and existing unvested equity awards.  The three and nine months ended September 30, 2012 include $(2) million and $(14) million and the nine months ended September 30, 2011 includes $(21) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(d)	The nine months ended September 30, 2011 include $123 million for the 2011 Purchase Contracts and $18 million of related fees and expenses, net of tax.
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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Wholesale energy marketing
Realized	$1,076	$907	$3,367	$2,677
Unrealized economic activity (Note 14)	(716)	216	(322)	229
Wholesale energy marketing to affiliate	23	5	61	15
Unregulated retail electric and gas	219	190	623	518
Net energy trading margins	(11)	(7)	7	14
Energy-related businesses	128	130	336	354
Total Operating Revenues	719	1,441	4,072	3,807

Operating Expenses
Operation
Fuel	321	358	728	826
Energy purchases
Realized	421	161	1,715	701
Unrealized economic activity (Note 14)	(569)	176	(420)	49
Energy purchases from affiliate	1	1	2	3
Other operation and maintenance	220	208	769	741
Depreciation	73	62	206	181
Taxes, other than income	18	18	53	50
Energy-related businesses	125	130	326	350
Total Operating Expenses	610	1,114	3,379	2,901

Operating Income	109	327	693	906

Other Income (Expense) - net	4	2	14	20

Other-Than-Temporary Impairments		5	1	6

Interest Income from Affiliates	1	2	2	6

Interest Expense	43	52	123	150

Income from Continuing Operations Before Income Taxes	71	274	585	776

Income Taxes	16	104	202	305

Income from Continuing Operations After Income Taxes	55	170	383	471

Income (Loss) from Discontinued Operations (net of income taxes)				2

Net Income	55	170	383	473

Net Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Attributable to PPL Energy Supply Member	$54	$169	$382	$472

Amounts Attributable to PPL Energy Supply Member:
Income from Continuing Operations After Income Taxes	$54	$169	$382	$470
Income (Loss) from Discontinued Operations (net of income taxes)				2
Net Income	$54	$169	$382	$472

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$55	$170	$383	$473

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Available-for-sale securities, net of tax of ($14), $28, ($34), $15	13	(26)	28	(13)
Qualifying derivatives, net of tax of ($1), ($27), ($53), ($48)	(1)	39	46	68
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0, $0, $0		1		1
Reclassifications to net income - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $0, $3, $5		2	(4)	(6)
Qualifying derivatives, net of tax of $62, $50, $230, $153	(92)	(73)	(339)	(220)
Equity investee's other comprehensive (income) loss, net of
tax of $0, $0, $0, $0				3
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($2), ($3)	1	1	4	3
Net actuarial loss, net of tax of ($1), ($1), ($1), ($2)	2	1	8	3
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	(77)	(55)	(257)	(161)

Comprehensive income (loss)	(22)	115	126	312
Comprehensive income attributable to noncontrolling interests	1	1	1	1

Comprehensive income (loss) attributable to PPL Energy
Supply Member	$(23)	$114	$125	$311

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$383	$473
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	206	182
Amortization	93	96
Defined benefit plans - expense	33	26
Deferred income taxes and investment tax credits	132	226
Unrealized (gains) losses on derivatives, and other hedging activities	(37)	(155)
Other	33	42
Change in current assets and current liabilities
Accounts receivable	(26)	(43)
Accounts payable	(110)	(163)
Unbilled revenues	78	116
Counterparty collateral	12	(273)
Other	(48)	92
Other operating activities
Defined benefit plans - funding	(70)	(136)
Other assets	(16)	(31)
Other liabilities	11	(12)
Net cash provided by operating activities	674	440
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(460)	(499)
Proceeds from the sale of certain non-core generation facilities		381
Ironwood Acquisition, net of cash acquired	(84)
Expenditures for intangible assets	(36)	(45)
Purchases of nuclear plant decommissioning trust investments	(112)	(144)
Proceeds from the sale of nuclear plant decommissioning trust investments	102	134
Net (increase) decrease in notes receivable from affiliates	198
Net (increase) decrease in restricted cash and cash equivalents	70	(36)
Other investing activities	14	7
Net cash provided by (used in) investing activities	(308)	(202)
Cash Flows from Financing Activities
Retirement of long-term debt	(6)	(250)
Contributions from member	472	361
Distributions to member	(733)	(209)
Cash included in net assets of subsidiary distributed to member		(325)
Net increase (decrease) in short-term debt	(45)	(100)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	(313)	(524)
Net Increase (Decrease) in Cash and Cash Equivalents	53	(286)
Cash and Cash Equivalents at Beginning of Period	379	661
Cash and Cash Equivalents at End of Period	$432	$375

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$432	$379
Restricted cash and cash equivalents	80	145
Accounts receivable (less reserve: 2012, $23; 2011, $15)
Customer	190	169
Other	25	31
Accounts receivable from affiliates	101	89
Unbilled revenues	324	402
Notes receivable from affiliates		198
Fuel, materials and supplies	318	298
Prepayments	20	14
Price risk management assets	1,767	2,527
Other current assets	6	11
Total Current Assets	3,263	4,263

Investments
Nuclear plant decommissioning trust funds	711	640
Other investments	43	40
Total Investments	754	680

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,199	10,517
Nuclear fuel	524	457
Other	260	245
Less: accumulated depreciation - non-regulated property, plant and equipment	5,750	5,573
Non-regulated property, plant and equipment, net	6,233	5,646
Construction work in progress	935	840
Property, Plant and Equipment, net (a)	7,168	6,486

Other Noncurrent Assets
Goodwill	86	86
Other intangibles (a)	249	386
Price risk management assets	837	896
Other noncurrent assets	379	382
Total Other Noncurrent Assets	1,551	1,750

Total Assets	$12,736	$13,179

(a)
At September 30, 2012 and December 31, 2011, includes $428 million and $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$355	$400
Long-term debt due within one year	313
Accounts payable	384	472
Accounts payable to affiliates	1	14
Taxes	62	90
Interest	55	30
Price risk management liabilities	1,141	1,560
Counterparty collateral	160	148
Deferred income taxes	190	315
Other current liabilities	209	196
Total Current Liabilities	2,870	3,225

Long-term Debt	2,962	3,024

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,301	1,223
Investment tax credits	171	136
Price risk management liabilities	806	785
Accrued pension obligations	161	214
Asset retirement obligations	360	349
Other deferred credits and noncurrent liabilities	204	186
Total Deferred Credits and Other Noncurrent Liabilities	3,003	2,893

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,883	4,019
Noncontrolling interests	18	18
Total Equity	3,901	4,037

Total Liabilities and Equity	$12,736	$13,179

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

June 30, 2012	$3,982	$18	$4,000
Net income	54	1	55
Other comprehensive income (loss)	(77)		(77)
Distributions	(76)	(1)	(77)
September 30, 2012	$3,883	$18	$3,901

December 31, 2011	$4,019	$18	$4,037
Net income	382	1	383
Other comprehensive income (loss)	(257)		(257)
Contributions from member	472		472
Distributions	(733)	(1)	(734)
September 30, 2012	$3,883	$18	$3,901

June 30, 2011	$3,434	$18	$3,452
Net income	169	1	170
Other comprehensive income (loss)	(55)		(55)
Contributions from member	193		193
Distributions	(75)	(1)	(76)
September 30, 2011	$3,666	$18	$3,684

December 31, 2010	$4,491	$18	$4,509
Net income	472	1	473
Other comprehensive income (loss)	(161)		(161)
Contributions from member	361		361
Distributions	(209)	(1)	(210)
Distribution of membership interest in PPL Global (a)	(1,288)		(1,288)
September 30, 2011	$3,666	$18	$3,684

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Retail electric	$443	$454	$1,303	$1,444
Electric revenue from affiliate	1	1	3	9
Total Operating Revenues	444	455	1,306	1,453

Operating Expenses
Operation
Energy purchases	137	171	410	591
Energy purchases from affiliate	23	5	61	15
Other operation and maintenance	148	146	431	402
Depreciation	41	38	119	108
Taxes, other than income	24	26	72	83
Total Operating Expenses	373	386	1,093	1,199

Operating Income	71	69	213	254

Other Income (Expense) - net	3	3	6	4

Interest Expense	25	26	73	74

Income Before Income Taxes	49	46	146	184

Income Taxes	16	14	47	56

Net Income (a)	33	32	99	128

Distributions on Preference Stock		4	4	12

Net Income Available to PPL	$33	$28	$95	$116

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$99	$128
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	119	108
Amortization	13	5
Defined benefit plans - expense	17	13
Deferred income taxes and investment tax credits	72	9
Other	3	2
Change in current assets and current liabilities
Accounts receivable	48	(5)
Accounts payable	(43)	(105)
Unbilled revenues	18	53
Prepayments	2	58
Regulatory assets and liabilities	(1)	95
Taxes		19
Other	(5)	(7)
Other operating activities
Defined benefit plans - funding	(54)	(102)
Other assets		(1)
Other liabilities	(27)	(9)
Net cash provided by (used in) operating activities	261	261

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(407)	(357)
Net (increase) decrease in notes receivable from affiliates	(210)
Other investing activities	3	4
Net cash provided by (used in) investing activities	(614)	(353)

Cash Flows from Financing Activities
Issuance of long-term debt	249	645
Retirement of long-term debt		(458)
Contributions from parent	150	56
Redemption of preference stock	(250)
Payment of common stock dividends to parent	(75)	(76)
Other financing activities	(10)	(18)
Net cash provided by (used in) financing activities	64	149

Net Increase (Decrease) in Cash and Cash Equivalents	(289)	57
Cash and Cash Equivalents at Beginning of Period	320	204
Cash and Cash Equivalents at End of Period	$31	$261

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$31	$320
Accounts receivable (less reserve: 2012, $17; 2011, $17)
Customer	259	271
Other	6	9
Accounts receivable from affiliates	3	35
Notes receivable from affiliates	210
Unbilled revenues	80	98
Materials and supplies	38	42
Prepayments	76	78
Other current assets	30	30
Total Current Assets	733	883

Property, Plant and Equipment
Regulated utility plant	6,104	5,830
Less: accumulated depreciation - regulated utility plant	2,300	2,217
Regulated utility plant, net	3,804	3,613
Other, net	2	2
Construction work in progress	348	242
Property, Plant and Equipment, net	4,154	3,857

Other Noncurrent Assets
Regulatory assets	733	729
Intangibles	164	155
Other noncurrent assets	82	81
Total Other Noncurrent Assets	979	965

Total Assets	$5,866	$5,705

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$173	$171
Accounts payable to affiliates	57	64
Interest	19	24
Regulatory liabilities	52	53
Customer deposits and prepayments	26	39
Vacation	23	22
Other current liabilities	50	47
Total Current Liabilities	400	420

Long-term Debt	1,967	1,718

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,187	1,115
Investment tax credits	4	5
Accrued pension obligations	142	186
Regulatory liabilities	12	7
Other deferred credits and noncurrent liabilities	109	129
Total Deferred Credits and Other Noncurrent Liabilities	1,454	1,442

Commitments and Contingent Liabilities (Notes 6 and 10)

Shareowners' Equity
Preference stock		250
Common stock - no par value (a)	364	364
Additional paid-in capital	1,129	979
Earnings reinvested	552	532
Total Equity	2,045	2,125

Total Liabilities and Equity	$5,866	$5,705

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares				Additional
	outstanding	Preference		Common	paid-in	Earnings
	(a)	stock		stock	capital	reinvested	Total

June 30, 2012	66,368	$		$364	$979	$538	$1,881
Net income						33	33
Capital contributions from PPL					150		150
Cash dividends declared on common stock						(19)	(19)
September 30, 2012	66,368	$		$364	$1,129	$552	$2,045

December 31, 2011	66,368		$250	$364	$979	$532	$2,125
Net income						99	99
Redemption of preference stock (b)			(250)				(250)
Capital contributions from PPL					150		150
Cash dividends declared on preference stock						(4)	(4)
Cash dividends declared on common stock						(75)	(75)
September 30, 2012	66,368	$		$364	$1,129	$552	$2,045

June 30, 2011	66,368		$250	$364	$879	$487	$1,980
Net income						32	32
Capital contributions from PPL					56		56
Cash dividends declared on preference stock						(4)	(4)
Cash dividends declared on common stock						(24)	(24)
September 30, 2011	66,368		$250	$364	$935	$491	$2,040

December 31, 2010	66,368		$250	$364	$879	$451	$1,944
Net income						128	128
Capital contributions from PPL					56		56
Cash dividends declared on preference stock						(12)	(12)
Cash dividends declared on common stock						(76)	(76)
September 30, 2011	66,368		$250	$364	$935	$491	$2,040

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In June 2012, PPL Electric redeemed all of its outstanding preference stock. See Note 7 for additional information.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating Revenues	$732	$736	$2,095	$2,140

Operating Expenses
Operation
Fuel	249	245	677	666
Energy purchases	27	32	135	179
Other operation and maintenance	186	187	589	566
Depreciation	87	84	259	249
Taxes, other than income	11	10	34	28
Total Operating Expenses	560	558	1,694	1,688

Operating Income	172	178	401	452

Other Income (Expense) - net	(4)		(14)	(1)

Interest Expense	37	36	112	108

Income from Continuing Operations Before Income Taxes	131	142	275	343

Income Taxes	48	52	89	125

Income from Continuing Operations After Income Taxes	83	90	186	218

Income (Loss) from Discontinued Operations (net of income taxes)		(1)	(6)	(1)

Net Income (a)	$83	$89	$180	$217

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$180	$217
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	259	249
Amortization	20	20
Defined benefit plans - expense	30	38
Deferred income taxes and investment tax credits	92	206
Other	(5)	(14)
Change in current assets and current liabilities
Accounts receivable	(25)	1
Accounts payable	4	(28)
Unbilled revenues	26	58
Fuel, materials and supplies	4	30
Income tax receivable	3	40
Taxes	51	2
Other	48	19
Other operating activities
Defined benefit plans - funding	(66)	(159)
Other assets	(3)	(8)
Other liabilities	28	12
Net cash provided by operating activities	646	683
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(525)	(296)
Proceeds from the sale of other investments		163
Net (increase) decrease in notes receivable from affiliates	9	8
Net (increase) decrease in restricted cash and cash equivalents	(3)	(11)
Net cash provided by (used in) investing activities	(519)	(136)
Cash Flows from Financing Activities
Issuance of long-term debt		250
Net increase (decrease) in short-term debt		(163)
Debt issuance and credit facility costs	(1)	(6)
Distributions to member	(95)	(469)
Net cash provided by (used in) financing activities	(96)	(388)
Net Increase (Decrease) in Cash and Cash Equivalents	31	159
Cash and Cash Equivalents at Beginning of Period	59	11
Cash and Cash Equivalents at End of Period	$90	$170

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$90	$59
Accounts receivable (less reserve: 2012, $19; 2011, $17)
Customer	158	129
Other	10	20
Unbilled revenues	120	146
Fuel, materials and supplies	278	283
Prepayments	21	22
Notes receivable from affiliates	6	15
Income taxes receivable		3
Deferred income taxes	148	17
Regulatory assets	21	9
Other current assets	6	3
Total Current Assets	858	706

Investments	20	31

Property, Plant and Equipment
Regulated utility plant	7,865	7,519
Less: accumulated depreciation - regulated utility plant	458	277
Regulated utility plant, net	7,407	7,242
Other, net	3	2
Construction work in progress	650	557
Property, Plant and Equipment, net	8,060	7,801

Other Noncurrent Assets
Regulatory assets	590	620
Goodwill	996	996
Other intangibles	278	314
Other noncurrent assets	114	108
Total Other Noncurrent Assets	1,978	2,038

Total Assets	$10,916	$10,576

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$206	$224
Accounts payable to affiliates	2	2
Customer deposits	47	45
Taxes	76	25
Regulatory liabilities	13	20
Interest	51	23
Salaries and benefits	67	59
Other current liabilities	47	35
Total Current Liabilities	509	433

Long-term Debt	4,074	4,073

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	645	413
Investment tax credits	140	144
Accrued pension obligations	316	359
Asset retirement obligations	118	116
Regulatory liabilities	987	1,003
Price risk management liabilities	57	55
Other deferred credits and noncurrent liabilities	248	239
Total Deferred Credits and Other Noncurrent Liabilities	2,511	2,329

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	3,822	3,741

Total Liabilities and Equity	$10,916	$10,576

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

June 30, 2012	$3,774
Net income	83
Distributions to member	(35)
September 30, 2012	$3,822

December 31, 2011	$3,741
Net income	180
Distributions to member	(95)
Other comprehensive income (loss)	(4)
September 30, 2012	$3,822

June 30, 2011	$3,991
Net income	89
Distributions to member	(323)
September 30, 2011	$3,757

December 31, 2010	$4,011
Net income	217
Distributions to member	(469)
Other comprehensive income (loss)	(2)
September 30, 2011	$3,757

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Retail and wholesale	$324	$323	$939	$974
Electric revenue from affiliate	9	17	51	61
Total Operating Revenues	333	340	990	1,035

Operating Expenses
Operation
Fuel	100	98	281	265
Energy purchases	18	24	110	155
Energy purchases from affiliate	3	7	9	25
Other operation and maintenance	87	91	277	272
Depreciation	38	37	114	110
Taxes, other than income	6	5	17	14
Total Operating Expenses	252	262	808	841

Operating Income	81	78	182	194

Other Income (Expense) - net	(3)		(3)

Interest Expense	10	11	31	34

Income Before Income Taxes	68	67	148	160

Income Taxes	25	24	54	58

Net Income (a)	$43	$43	$94	$102

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$94	$102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	114	110
Amortization	8	9
Defined benefit plans - expense	14	16
Deferred income taxes and investment tax credits	40	38
Other	(11)	2
Change in current assets and current liabilities
Accounts receivable	(5)	21
Accounts payable	2	(16)
Unbilled revenues	16	39
Fuel, materials and supplies	(10)	16
Taxes	21	9
Other	13	3
Other operating activities
Defined benefit plans - funding	(26)	(68)
Other assets	(2)	(7)
Other liabilities	(1)	5
Net cash provided by operating activities	267	279
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(193)	(127)
Proceeds from the sale of other investments		163
Net (increase) decrease in restricted cash and cash equivalents	(3)	(11)
Net cash provided by (used in) investing activities	(196)	25
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		(12)
Net increase (decrease) in short-term debt		(163)
Debt issuance and credit facility costs	(1)	(1)
Payment of common stock dividends to parent	(47)	(55)
Net cash provided by (used in) financing activities	(48)	(231)
Net Increase (Decrease) in Cash and Cash Equivalents	23	73
Cash and Cash Equivalents at Beginning of Period	25	2
Cash and Cash Equivalents at End of Period	$48	$75

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$48	$25
Accounts receivable (less reserve: 2012, $1; 2011, $2)
Customer	68	60
Other	5	9
Unbilled revenues	49	65
Accounts receivable from affiliates	12	11
Fuel, materials and supplies	152	142
Prepayments	6	7
Income taxes receivable		4
Deferred income taxes	2	2
Regulatory assets	17	9
Total Current Assets	359	334

Property, Plant and Equipment
Regulated utility plant	3,142	2,956
Less: accumulated depreciation - regulated utility plant	196	116
Regulated utility plant, net	2,946	2,840
Other, net	1
Construction work in progress	186	215
Property, Plant and Equipment, net	3,133	3,055

Other Noncurrent Assets
Regulatory assets	384	403
Goodwill	389	389
Other intangibles	149	166
Other noncurrent assets	44	40
Total Other Noncurrent Assets	966	998

Total Assets	$4,458	$4,387

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$89	$94
Accounts payable to affiliates	24	26
Customer deposits	23	22
Taxes	34	13
Regulatory liabilities	5	10
Interest	11	6
Salaries and benefits	18	14
Other current liabilities	14	14
Total Current Liabilities	218	199

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	520	475
Investment tax credits	41	43
Accrued pension obligations	71	95
Asset retirement obligations	55	55
Regulatory liabilities	467	478
Price risk management liabilities	57	55
Other deferred credits and noncurrent liabilities	108	113
Total Deferred Credits and Other Noncurrent Liabilities	1,319	1,314

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,278	1,278
Earnings reinvested	107	60
Total Equity	1,809	1,762

Total Liabilities and Equity	$4,458	$4,387

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

June 30, 2012	21,294	$424	$1,278	$80	$1,782
Net income				43	43
Cash dividends declared on common stock				(16)	(16)
September 30, 2012	21,294	$424	$1,278	$107	$1,809

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				94	94
Cash dividends declared on common stock				(47)	(47)
September 30, 2012	21,294	$424	$1,278	$107	$1,809

June 30, 2011	21,294	$424	$1,278	$36	$1,738
Net income				43	43
Cash dividends declared on common stock				(13)	(13)
September 30, 2011	21,294	$424	$1,278	$66	$1,768

December 31, 2010	21,294	$424	$1,278	$19	$1,721
Net income				102	102
Cash dividends declared on common stock				(55)	(55)
September 30, 2011	21,294	$424	$1,278	$66	$1,768
(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Retail and wholesale	$408	$413	$1,156	$1,166
Electric revenue from affiliate	3	7	9	25
Total Operating Revenues	411	420	1,165	1,191

Operating Expenses
Operation
Fuel	149	147	396	401
Energy purchases	9	8	25	24
Energy purchases from affiliate	9	17	51	61
Other operation and maintenance	93	90	286	274
Depreciation	49	47	145	139
Taxes, other than income	5	5	17	14
Total Operating Expenses	314	314	920	913

Operating Income	97	106	245	278

Other Income (Expense) - net	1		(5)	1

Interest Expense	18	18	52	53

Income Before Income Taxes	80	88	188	226

Income Taxes	30	32	70	82

Net Income (a)	$50	$56	$118	$144

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$118	$144
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	145	139
Amortization	9	10
Defined benefit plans - expense	9	11
Deferred income taxes and investment tax credits	78	78
Other	1	(16)
Change in current assets and current liabilities
Accounts receivable	(34)	8
Accounts payable	9	5
Accounts payable to affiliates	(4)	(21)
Unbilled revenues	10	19
Fuel, materials and supplies	16	14
Taxes	26	(5)
Other	32	15
Other operating activities
Defined benefit plans - funding	(20)	(46)
Other assets	(1)	(1)
Other liabilities	16	5
Net cash provided by operating activities	410	359
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(331)	(168)
Net cash provided by (used in) investing activities	(331)	(168)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		(10)
Debt issuance and credit facility costs		(2)
Payment of common stock dividends to parent	(68)	(88)
Net cash provided by (used in) financing activities	(68)	(100)
Net Increase (Decrease) in Cash and Cash Equivalents	11	91
Cash and Cash Equivalents at Beginning of Period	31	3
Cash and Cash Equivalents at End of Period	$42	$94

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$42	$31
Accounts receivable (less reserve: 2012, $2; 2011, $2)
Customer	90	69
Other	5	9
Unbilled revenues	71	81
Accounts receivable from affiliates	14
Fuel, materials and supplies	126	141
Prepayments	9	7
Income taxes receivable		5
Deferred income taxes	5	5
Regulatory assets	4
Other current assets	6	3
Total Current Assets	372	351

Investments	19	31

Property, Plant and Equipment
Regulated utility plant	4,723	4,563
Less: accumulated depreciation - regulated utility plant	262	161
Regulated utility plant, net	4,461	4,402
Construction work in progress	463	340
Property, Plant and Equipment, net	4,924	4,742

Other Noncurrent Assets
Regulatory assets	206	217
Goodwill	607	607
Other intangibles	129	148
Other noncurrent assets	60	60
Total Other Noncurrent Assets	1,002	1,032

Total Assets	$6,317	$6,156

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$107	$112
Accounts payable to affiliates	29	33
Customer deposits	24	23
Taxes	37	11
Regulatory liabilities	8	10
Interest	25	11
Salaries and benefits	14	15
Other current liabilities	30	13
Total Current Liabilities	274	228

Long-term Debt	1,842	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	563	484
Investment tax credits	99	101
Accrued pension obligations	72	83
Asset retirement obligations	63	61
Regulatory liabilities	520	525
Other deferred credits and noncurrent liabilities	93	87
Total Deferred Credits and Other Noncurrent Liabilities	1,410	1,341

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,348	2,348
Accumulated other comprehensive income (loss)	(4)
Earnings reinvested	139	89
Total Equity	2,791	2,745

Total Liabilities and Equity	$6,317	$6,156

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2012 and December 31, 2011.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

June 30, 2012	37,818	$308	$2,348	$109		$(4)	$2,761
Net income				50			50
Cash dividends declared on common stock				(20)			(20)
September 30, 2012	37,818	$308	$2,348	$139		$(4)	$2,791

December 31, 2011	37,818	$308	$2,348	$89			$2,745
Net income				118			118
Cash dividends declared on common stock				(68)			(68)
Other comprehensive income (loss)						$(4)	(4)
September 30, 2012	37,818	$308	$2,348	$139		$(4)	$2,791

June 30, 2011	37,818	$308	$2,348	$55		$(1)	$2,710
Net income				56			56
Cash dividends declared on common stock				(20)			(20)
Other comprehensive income (loss)						1	1
September 30, 2011	37,818	$308	$2,348	$91	$		$2,747

December 31, 2010	37,818	$308	$2,348	$35			$2,691
Net income				144			144
Cash dividends declared on common stock				(88)			(88)
September 30, 2011	37,818	$308	$2,348	$91	$		$2,747

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2011 is derived from that Registrant's 2011 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2011 Form 10-K.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012, or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2012 financial statements.

(PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  PPL consolidates WPD, including WPD Midlands, on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.  Therefore, the periods ended September 30, 2012 include three and nine months of WPD Midlands' results, compared with three and five months for the same periods in 2011.  See Note 8 for additional information on the acquisition.

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

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

PPL Electric's customers may choose an alternative supplier for their generation supply.  In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric continues to purchase certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers (including PPL Electric's affiliate, PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During the three and nine months ended September 30, 2012, PPL Electric purchased $225 million and $647 million of accounts receivable from unaffiliated third parties and $81 million and $237 million from its affiliate, PPL EnergyPlus.  During the three and nine months ended September 30, 2011, PPL Electric purchased $222 million and $674 million of accounts receivable from unaffiliated third parties and $71 million and $191 million from its affiliate, PPL EnergyPlus.

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

Testing Goodwill for Impairment

Effective January 1, 2012, the Registrants prospectively adopted accounting guidance which allows an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of goodwill.  If, based on this assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step goodwill impairment test is not necessary.  However, the first step of the impairment test is required if an entity concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the qualitative assessment.

The adoption of this standard did not have a significant impact on the Registrants.

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2011 Form 10-K for a discussion of reportable segments.  In 2012, the International Regulated segment was renamed the U.K. Regulated segment to more specifically reflect the focus of this segment.  Other than the name change, there were no other changes to this segment.  Because the acquisition of WPD Midlands occurred on April 1, 2011, and PPL consolidates WPD Midlands on a one-month lag, the 2011 operating results of the U.K. Regulated segment for the nine-month period include five months of WPD Midlands results.

Financial data for the segments for the periods ended September 30 are:

	Three Months		Nine Months
	2012	2011	2012	2011
Income Statement Data
Revenues from external customers
Kentucky Regulated	$732	$736	$2,095	$2,140
U.K. Regulated	528	493	1,647	1,138
Pennsylvania Regulated	443	454	1,303	1,444
Supply (a)	700	1,437	4,019	3,797
Total	$2,403	$3,120	$9,064	$8,519

Intersegment electric revenues
Pennsylvania Regulated	$1	$1	$3	$9
Supply	23	5	61	15

Net Income Attributable to PPL Shareowners
Kentucky Regulated	$72	$78	$148	$184
U.K. Regulated	202	138	563	231
Pennsylvania Regulated	33	28	95	116
Supply (a)	48	200	361	510
Total	$355	$444	$1,167	$1,041

	September 30,	December 31,
	2012	2011
Balance Sheet Data
Assets
Kentucky Regulated	$10,546	$10,229
U.K. Regulated	14,015	13,364
Pennsylvania Regulated	5,823	5,610
Supply	12,856	13,445
Total assets	$43,240	$42,648

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method.  For the three and nine months ended September 30, 2012 and 2011, these securities included stock options and performance units granted under incentive compensation plans and the Purchase Contracts associated with Equity Units.  For the three and nine months ended September 30, 2012, these securities also included the PPL common stock forward sale agreements.  See Note 7 for additional information on the forward sale agreements.

The forward sale agreements were dilutive under the treasury stock method for the three and nine months ended September 30, 2012 because the average stock price of PPL's common shares exceeded the forward sale price indicated in the forward sale agreements.

The Purchase Contracts are dilutive under the treasury stock method if the average VWAP of PPL common stock for a certain period exceeds approximately $30.99 and $28.80 for the 2011 and 2010 Purchase Contracts.  The 2010 Purchase Contracts were dilutive for the three and nine months ended September 30, 2012.  Subject to antidilution adjustments at September 30, 2012, the maximum number of shares issuable to settle the Purchase Contracts was 95.8 million shares, including 86.5 million shares that could be issued under standard provisions of the Purchase Contracts and 9.3 million shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months				Nine Months
	2012		2011		2012	2011
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL
shareowners		$355		$444	$1,173	$1,039
Less amounts allocated to participating securities		2		2	7	4
Income from continuing operations after income taxes available to PPL
common shareowners		$353		$442	$1,166	$1,035

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners	$		$		$(6)	$2

Net income attributable to PPL shareowners		$355		$444	$1,167	$1,041
Less amounts allocated to participating securities		2		2	7	4
Net income available to PPL common shareowners		$353		$442	$1,160	$1,037

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS		580,585		577,595	579,847	541,135
Add incremental non-participating securities:
Stock options and performance units		635		459	522	345
2010 Purchase Contracts		439			146
Forward sale agreements		977			415
Weighted-average shares - Diluted EPS		582,636		578,054	580,930	541,480

	Three Months		Nine Months
	2012	2011	2012	2011
Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.61	$0.76	$2.01	$1.91
Income (loss) from discontinued operations (net of income taxes)			(0.01)	0.01
Net Income	$0.61	$0.76	$2.00	$1.92

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.61	$0.76	$2.01	$1.91
Income (loss) from discontinued operations (net of income taxes)			(0.01)
Net Income	$0.61	$0.76	$2.00	$1.91

For the periods ended September 30, 2012, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows:

(Shares in thousands)	Three Months	Nine Months

Stock-based compensation plans (a)	159	512
ESOP		280
DRIP	598	1,773

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended September 30, the following options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
(Shares in thousands)	2012	2011	2012	2011

Stock options	4,935	4,473	5,622	5,377
Performance units		3	76	3

5.  Income Taxes

Reconciliations of income tax expense for the periods ended September 30 are:

(PPL)

	Three Months		Nine Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$130	$196	$539	$518
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	8	38	47
State valuation allowance adjustments (a)	2		2	11
Impact of lower U.K. income tax rates (b)	(30)	(12)	(75)	(31)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	1	(10)	2	(25)
Federal and state tax reserve adjustments	(2)	4	(7)	1
Foreign tax reserve adjustments (d)		2	(5)	2
Enactment of the U.K.'s Finance Acts 2012 and 2011 (b)	(74)	(69)	(74)	(69)
Federal income tax credits	(5)	(4)	(12)	(11)
Amortization of investment tax credit	(2)	(2)	(7)	(6)
Depreciation not normalized (a)	(2)	(1)	(6)	(7)
State deferred tax rate change (e)	(6)		(17)
Net operating loss carryforward adjustments (f)			(9)
Nondeductible acquisition-related costs (g)		1		9
Other	(1)	(3)	(5)	(10)
Total increase (decrease)	(113)	(86)	(175)	(89)
Total income taxes from continuing operations	$17	$110	$364	$429

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL recorded state deferred income tax expense during the nine months ended September 30, 2011 related to valuation allowances.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in-service deadline is extended to January 1, 2013 for property that exceeds $1 million, has a production period longer than one year and has a tax life of at least ten years.
(b)
The U.K. Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2012 related to both rate decreases.

The U.K. Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2011 related to both rate decreases.
(c)	During the three and nine months ended September 30, 2011, PPL recorded a $7 million and $21 million federal income tax benefit related to U.K. pension contributions.
(d)	During the nine months ended September 30, 2012, PPL recorded a tax benefit following resolution of a U.K. tax issue related to interest expense.
(e)	During the three and nine months ended September 30, 2012, PPL recorded adjustments related to state deferred tax liabilities.
(f)	During the nine months ended September 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(g)	During the three and nine months ended September 30, 2011, PPL recorded non-deductible acquisition-related costs (primarily the U.K. stamp duty tax) associated with its acquisition of WPD Midlands.

(PPL Energy Supply)

	Three Months		Nine Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$25	$96	$205	$272
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	1	11	25	38
State valuation allowance adjustments (a)	2		2	6
Federal and state tax reserve adjustments		1		2
Federal income tax credits	(4)	(5)	(10)	(11)
State deferred tax rate change (b)	(6)		(17)
Other	(2)	1	(3)	(2)
Total increase (decrease)	(9)	8	(3)	33
Total income taxes from continuing operations	$16	$104	$202	$305

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL Energy Supply recorded state deferred income tax expense during the nine months ended September 30, 2011 related to valuation allowances on state net operating loss carryforwards.

(b)	During the three and nine months ended September 30, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

(PPL Electric)

	Three Months		Nine Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$17	$16	$51	$64
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	7	9
Federal and state tax reserve adjustments	(2)	(2)	(5)	(6)
Federal and state income tax return adjustments (a)				(2)
Depreciation not normalized (a)	(1)	(1)	(5)	(6)
Other		(1)	(1)	(3)
Total increase (decrease)	(1)	(2)	(4)	(8)
Total income taxes	$16	$14	$47	$56

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

(LKE)

	Three Months		Nine Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$46	$50	$96	$120
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4	7	11
Amortization of investment tax credit	(1)	(1)	(4)	(4)
Net operating loss carryforward adjustments (a)			(9)
Other	(2)	(1)	(1)	(2)
Total increase (decrease)	2	2	(7)	5
Total income taxes from continuing operations	$48	$52	$89	$125

(a)	During the nine months ended September 30, 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

(LG&E)

	Three Months		Nine Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$24	$23	$52	$56
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	5	5
Other	(1)	(1)	(3)	(3)
Total increase (decrease)	1	1	2	2
Total income taxes	$25	$24	$54	$58

(KU)

	Three Months		Nine Months
	2012	2011	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$28	$31	$66	$79
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	6	7
Other	(1)	(2)	(2)	(4)
Total increase (decrease)	2	1	4	3
Total income taxes	$30	$32	$70	$82

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2012	2011	2012	2011
PPL
Beginning of period	$113	$250	$145	$251
Additions based on tax positions of prior years	2	1	6	2
Reductions based on tax positions of prior years		(14)	(31)	(14)
Additions based on tax positions related to the current year		4		4
Reductions based on tax positions related to the current year	(1)	(1)	(2)	(3)
Lapse of applicable statutes of limitations	(2)	(3)	(6)	(8)
Effects of foreign currency translation		(2)		3
End of period (a)	$112	$235	$112	$235

	Three Months		Nine Months
	2012	2011	2012	2011
PPL Energy Supply
Beginning of period	$31	$28	$28	$183
Additions based on tax positions of prior years			4
Reductions based on tax positions of prior years			(1)
Derecognize unrecognized tax benefits (b)				(155)
End of period	$31	$28	$31	$28

PPL Electric
Beginning of period	$43	$56	$73	$62
Reductions based on tax positions of prior years	(1)		(28)
Additions based on tax positions related to the current year			1
Reductions based on tax positions related to the current year				(1)
Lapse of applicable statutes of limitations	(2)	(3)	(6)	(8)
End of period	$40	$53	$40	$53

(a)
Unrecognized tax benefits at September 30, 2011 included $146 million of U.K. capital losses related to positions previously recorded on U.K. income tax returns.  In October 2011, the U.K. tax authority accepted these capital loss positions.  As a result, capital loss carryforwards were increased.  PPL reversed the unrecognized tax benefit and recorded a deferred tax asset in the fourth quarter of 2011.  Simultaneously, PPL recorded a valuation allowance against the deferred tax asset related to the increase in capital loss carryforwards.

(b)
Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 9 in PPL Energy Supply's 2011 Form 10-K for additional information on the distribution.

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant for the three and nine months ended September 30, 2012 and 2011.

At September 30, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$21	$105
PPL Energy Supply	1	31
PPL Electric	22	38

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

	2012	2011

PPL	$34	$172
PPL Energy Supply	14	12
PPL Electric	4	9

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for the Pennsylvania generation, transmission and distribution operations.  The same change was made for the Montana generation operations for 2009.

In August 2011, the IRS issued Rev. Procs. 2011-42 and 2011-43.  Rev. Proc. 2011-42 provides guidance regarding the use and evaluation of statistical samples and sampling estimates.  Rev. Proc. 2011-43 provides a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL adopted the safe harbor method with the filing of its 2011 federal income tax return.

The IRS has not issued guidance to provide a safe harbor method for repair expenditures for generation property.  The IRS may assert and ultimately conclude that PPL's deduction for generation-related expenditures should be disallowed in whole or in part.  PPL believes that it has established an adequate reserve for this contingency.

Tax Litigation (PPL)

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition on October 29, 2012, and PPL is assessing what impact, if any, this development will have on its results of operations in the fourth quarter of 2012.  PPL expects the case to be decided before the end of the Supreme Court's current term in June 2013 and cannot predict the outcome of this matter.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$6	$6
Fuel adjustment clause	13	3
Other	2
Total current regulatory assets	$21	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$583	$615	$266	$276
Taxes recoverable through future rates	299	289	299	289
Storm costs	143	154	31	31
Unamortized loss on debt	99	110	68	77
Interest rate swaps	71	69
Accumulated cost of removal of utility plant	67	53	67	53
Coal contracts (a)	5	11
AROs	26	18
Other	30	30	2	3
Total noncurrent regulatory assets	$1,323	$1,349	$733	$729

	PPL		PPL Electric
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Current Regulatory Liabilities:
Generation supply charge	$24	$42	$24	$42
ECR	7	7
Gas supply clause	5	6
Transmission service charge	5	2	5	2
Transmission formula rate	8	5	8	5
Universal service rider	12	1	12	1
Other	4	10	3	3
Total current regulatory liabilities	$65	$73	$52	$53

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$673	$651
Coal contracts (a)	151	180
Power purchase agreement - OVEC (a)	110	116
Net deferred tax assets	35	39
Act 129 compliance rider	12	7	$12	$7
Defined benefit plans	10	9
Other	8	8
Total noncurrent regulatory liabilities	$999	$1,010	$12	$7

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$6	$6	$6	$6
Fuel adjustment clause	13	3	10	3	$3
Other	2		1		1
Total current regulatory assets	$21	$9	$17	$9	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$317	$339	$210	$225	$107	$114
Storm costs	112	123	61	66	51	57
Unamortized loss on debt	31	33	20	21	11	12
Interest rate swaps	71	69	71	69
Coal contracts (a)	5	11	2	5	3	6
AROs	26	18	14	11	12	7
Other	28	27	6	6	22	21
Total noncurrent regulatory assets	$590	$620	$384	$403	$206	$217

Current Regulatory Liabilities:
ECR	$7	$7			$7	$7
Gas supply clause	5	6	$5	$6
Other	1	7		4	1	3
Total current regulatory liabilities	$13	$20	$5	$10	$8	$10

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$673	$651	$294	$286	$379	$365
Coal contracts (a)	151	180	66	78	85	102
Power purchase agreement - OVEC (a)	110	116	76	80	34	36
Net deferred tax assets	35	39	28	31	7	8
Defined benefit plans	10	9			10	9
Other	8	8	3	3	5	5
Total noncurrent regulatory liabilities	$987	$1,003	$467	$478	$520	$525

(a)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

CPCN Filing

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request to build the NGCC.

LG&E will own a 22% undivided interest and KU will own a 78% undivided interest in the new NGCC.  A formal request for recovery of the costs associated with the NGCC construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate proceedings.  See Note 8 for additional information.

In conjunction with this construction and to meet new, stricter EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring three coal-fired generating units at LG&E's Cane Run plant, one coal-fired generating unit at KU's Tyrone plant and two coal-fired generating units at KU's Green River plant.  These generating units represent 797 MW of combined summer capacity.

The CPCN application also requested approval to purchase the Bluegrass CTs.  The May 2012 KPSC approval included authority to complete the Bluegrass CT acquisition.  In November 2011, LG&E and KU filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.  In May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the asset purchase agreement termination and potential future generation capacity options.  See Note 8 for additional information.

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

Rate Case Proceedings

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  The proposed base rate increases would result in electric rate increases of 6.9% at LG&E and 6.5% at KU and a gas rate increase of 7.0% at LG&E and would be effective in January 2013.  LG&E's and KU's applications include requests for authorized returns-on-equity at LG&E and KU of 11% each.  In November 2012, the KPSC issued an order for a settlement conference to begin on November 13, 2012.  A hearing on the original application and subsequent testimony is scheduled to begin on November 27, 2012.  LG&E and KU cannot predict the outcome of these proceedings, including the possibility of any agreed stipulations or settlement, which would remain subject to KPSC approval.  A final order may be issued in December 2012 or January 2013.

Independent Transmission Operators

In September 2012, LG&E and KU completed the transition of their independent transmission operator contractual arrangements from Southwest Power Pool, Inc. to TranServ International, Inc.  This change had previously received approvals of the FERC and the KPSC.

Storm Costs (PPL, LKE and LG&E)

In August 2011, a strong storm hit LG&E's service area causing significant damage and widespread outages for approximately 139,000 customers.  LG&E filed an application with the KPSC in September 2011, requesting approval of a regulatory asset recorded to defer, for future recovery, $7 million in incremental operation and maintenance expenses related to the storm restoration.  An order was received in December 2011 granting the request, while the recovery of the regulatory asset will be determined within the current base rate case discussed above in "Rate Case Proceedings".

Pennsylvania Activities

(PPL and PPL Electric)

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for this phase of the investigation focused primarily on default service issues.  Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  In December 2011, the PUC issued a final order providing guidance to Electric Distribution Companies (EDCs) on the design of their next default service procurement plan filings.  In December 2011, the PUC also issued a tentative order proposing an intermediate work plan to address issues raised in the investigation.  In March 2012, the PUC entered a final order on the intermediate work plan, issued three possible models for the default service "end state" and held a hearing regarding those three models.  In September 2012, the PUC issued a Secretarial Letter setting forth an "RMI End State Proposal" for discussion.  The PUC is expected to issue a tentative implementation order in early November 2012, following which parties will have 30 days to provide comment.  A final implementation order is expected to be issued in the first quarter of 2013.  PPL and PPL Electric cannot predict the outcome of the investigation or its impact on their financial condition, or results of operations.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation authorizing the PUC to approve regulatory procedures and mechanisms to provide more timely recovery of a utility's costs.  In the first quarter of 2012, the Governor signed an amended version of the legislation (Act 11 of 2012), which became effective April 14, 2012.  The legislation authorizes the PUC to approve two specific ratemaking mechanisms -- a fully projected future test year and, subject to certain conditions, a distribution system improvements charge (DSIC).  Such alternative ratemaking procedures and mechanisms are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.   In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11 of 2012.  In September 2012, PPL Electric filed its Long Term Infrastructure Improvement Plan (LTIIP) describing projects eligible for inclusion in the DSIC.  In October 2012, several parties filed comments to the LTIIP but none of the comments requested evidentiary hearings on the LTIIP.  A decision on the LTIIP is expected in January 2013.  PPL Electric expects to file a petition requesting permission to establish a DSIC in January 2013, with rates proposed to be effective in April 2013.

Rate Case Proceeding

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million, effective January 1, 2013.  The proposed distribution rate increase would result in a 2.9% increase over PPL Electric's total rates at the time of the request.  PPL Electric's application includes a request for an authorized return on equity of 11.25%.  On October 19, 2012, the presiding Administrative Law Judge (ALJ) issued a decision recommending a rate increase of approximately $64 million, which represents an allowed return on equity of 9.74%.  Exceptions to the ALJ's recommendation are due November 8, 2012.  PPL Electric expects to file exceptions, together with certain other parties, to the ALJ's recommended decision.  The PUC, which is expected to issue its order on the rate request in December 2012, can accept, reject or modify the ALJ's recommendation.  PPL and PPL Electric cannot predict the outcome of this proceeding.

ACT 129

Act 129 requires Pennsylvania EDCs to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are exposed to significant penalties.

Under Act 129, EDCs must file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to reduce overall electricity consumption by 1.0% by May 2011 and 3.0% by May 2013, and reduce peak demand by 4.5% for the 100 hours of highest demand by May 2013 (which is determined by actual demand reduction during the June 2012 through September 2012 period).  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The PUC has confirmed that PPL Electric has met the 2011 requirement.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In March 2012, the PUC began the process of designing Phase II of the EE&C program.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with consumption reduction targets for each EDC.  PPL Electric's reduction target is 2.1%.  The PUC did not establish any demand reduction targets for the Phase II program.  In August 2012 PPL Electric filed a Petition for Reconsideration of the PUC's Order, which the PUC denied.  In August 2012, PPL Electric also filed a Petition for an Evidentiary Hearing regarding its consumption reduction target.  The PUC assigned the petition to an ALJ.  A hearing on the petition was held on October 18, 2012.  The ALJ will certify the record of the hearing to the PUC for a decision.  EDCs must file Phase II plans with the PUC by November 15, 2012.   PPL and PPL Electric cannot predict the outcome of the foregoing proceedings.

Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of the load unless otherwise approved by the PUC.  The DSP will be able to recover the costs associated with a competitive procurement plan.

The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric continues to procure power for its PLR obligations under that plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.   PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  The PUC assigned PPL Electric's plan to an ALJ.  Hearings were held in September 2012 and a recommended decision is expected in the fourth quarter of 2012.  The PUC is expected to rule on the plan in early 2013.

Storm Costs

PPL Electric experienced several PUC-reportable storms during the three and nine months ended September 30, 2011 resulting in total restoration costs of $34 million and $59 million, of which $23 million and $39 million were recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric has storm insurance with a PPL affiliate, the costs associated with the unusually high number of PUC-reportable storms exceeded policy limits.  Probable recoveries on insurance claims of $26.5 million were recorded at September 30, 2011, of which $7 million and $16 million were recorded during the three and nine months ended September 30, 2011 in "Other operation and maintenance" on the Statement of Income, with the remainder recorded in PP&E on the Balance Sheet.  In December 2011, PPL Electric received orders from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Irene and a late October 2011 snowstorm.  In the recommended decision in the distribution rate proceeding discussed above in "Pennsylvania Activities - Rate Case Proceeding," the presiding ALJ recommended that PPL Electric be allowed to recover deferred storm costs of approximately $27 million over a five-year period.  The PUC, which is expected to issue its order in December 2012, can accept, reject or modify the ALJ's recommendation.  New rates will become effective on January 1, 2013.  PPL and PPL Electric cannot predict the outcome of this proceeding.  In 2012, PPL Electric increased the deductible under its insurance policy to $15.75 million and, therefore, would only request insurance recovery of reportable storm costs exceeding that amount.  During the three and nine months ended September 30, 2012, PPL Electric incurred $13 million in restoration costs, of which $9 million was recorded in "Other operation and maintenance" on the Statement of Income.

In late October 2012, PPL Electric experienced widespread significant damage to its transmission and distribution network from Hurricane Sandy.  The total costs associated with the restoration efforts are still being finalized but are estimated to be in excess of $60 million.  PPL Electric has insurance coverage that could cover a portion of the costs incurred from Hurricane Sandy.  PPL Electric will have the ability to file a request with the PUC for permission to defer for future recovery certain of the costs incurred to repair the distribution network in excess of the insurance coverage.  Costs incurred to repair the transmission network are recoverable through the FERC Formula Rate mechanism which is updated annually.

Transmission Service Charge Adjustment (PPL Electric)

During the three and nine months ended September 30, 2011, PPL Electric recorded a $7 million ($4 million after-tax) charge to "Retail electric" revenue on the Statement of Income to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.  The impact of this charge was not material to any previously reported financial statements and was not material to the financial statements for the full year of 2011.

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

In May 2011, PPL Electric initiated its formula rate 2011 Annual Update.  In October 2011, the group of municipal customers filed a preliminary challenge to the update and, in December 2011, filed a formal challenge.  In January 2012, PPL Electric filed a response to that formal challenge.  In September 2012, the FERC issued an order setting for evidentiary hearings a number of issues raised in the 2010 formal challenge and a number of issues raised in the 2011 formal challenge.  The FERC held the hearings in abeyance for settlement judge proceedings and assigned a settlement judge.  PPL Electric filed a request for rehearing of the September 2012 order in late October 2012. An initial settlement meeting will be scheduled in November 2012.

In May 2012, PPL Electric initiated its formula rate 2012 Annual Update which currently is in the 180-day review and challenge period.  In October 2012, the group of municipal customers filed a preliminary challenge to the 2012 Annual Update.  PPL Electric will meet with representatives of the customers in an attempt to resolve the challenge.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of approximately $50 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at September 30, 2012 and December 31, 2011.  In May 2012, the FERC issued an order approving PPL Electric's request effective June 1, 2012.

U. K. Activities (PPL)

Ofgem Review of Line Loss Calculation
WPD has a $172 million liability recorded at September 30, 2012 compared with $170 million at December 31, 2011, calculated in accordance with Ofgem's accepted methodology, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology.  In July 2012, Ofgem issued a consultation paper regarding certain aspects of the preferred methodology as it relates to the DPCR4 line loss incentive/penalty and a proposal to delay the target date for making a final decision until April 2013 together with a proposal to remove the line loss incentive/penalty for DPCR5.  In October 2012, a license modification was issued to allow Ofgem to publish the final decisions on these matters by April 2013.  PPL cannot predict the outcome of this matter.

European Market Infrastructure Regulation

Regulation No. 648/2012 of the European Parliament and of the Council, commonly referred to as the European Market Infrastructure Regulation (EMIR), entered into force on August 16, 2012 and, subject to approval by the European Commission of final technical standards, is expected to become effective in January 2013.  The EMIR establishes certain transaction clearing and other recordkeeping requirements for parties to over-the-counter derivatives transactions.  Included in the derivative transactions that are subject to EMIR are certain interest rate and currency derivative contracts utilized by WPD.  Generally, WPD is expected to qualify under the EMIR as a non-financial counterparty to the transactions in which it engages and further to qualify for certain exemptions that will relieve WPD from the mandatory clearing obligations imposed by the EMIR.  Although the EMIR will potentially impose significant additional recordkeeping requirements on WPD, the effect of the EMIR is not currently expected to have a significant adverse impact on WPD's financial condition or results of operation.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants maintain credit facilities to enhance liquidity, provide credit support, and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities of PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL and the credit facilities of LG&E and KU also apply to LKE.  The following credit facilities were in place at:

	September 30, 2012					December 31, 2011
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backstop	Capacity	(a)	Backstop
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b)	Jan. 2013	£150	£107	n/a	£43	£111	n/a
WPD (South West)
Syndicated Credit Facility (c)	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility	Apr. 2016	300			300		£70
WPD (West Midlands)
Syndicated Credit Facility	Apr. 2016	300			300		71
Uncommitted Credit Facilities		84		£4	80		3
Total WPD Credit Facilities (d)		£1,079	£107	£4	£968	£111	£144

PPL Energy Supply
Syndicated Credit Facility (e)	Oct. 2016	$3,000		$468	$2,532		$541
Letter of Credit Facility	Mar. 2013	200	n/a	126	74	n/a	89
Uncommitted Credit Facilities (f)		175	n/a	32	143	n/a	n/a
Total PPL Energy Supply
Credit Facilities		$3,375		$626	$2,749		$630

PPL Electric
Syndicated Credit Facility (e) (g)	Oct. 2016	$300		$1	$299		$1
Asset-backed Credit Facility (h)	Sept. 2013	100		n/a	100		n/a
Total PPL Electric Credit Facilities		$400		$1	$399		$1

LG&E
Syndicated Credit Facility (e)	Oct. 2016	$400			$400

KU
Syndicated Credit Facility (e)	Oct. 2016	$400			$400
Letter of Credit Facility (i)	Apr. 2014	198		$198		n/a	$198
Total KU Credit Facilities		$598		$198	$400		$198

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)	The amount outstanding at September 30, 2012 was a USD-denominated borrowing of $171 million, which equated to £107 million at the time of borrowing and bore interest at 0.8818%.

(c)
In January 2012, WPD (South West) entered into a £245 million 5-year syndicated credit facility to replace the previous £210 million 3-year syndicated credit facility that was set to expire in July 2012.  Under the facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility and borrowings bear interest at LIBOR-based rates plus a margin.  The credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facility.

(d)	At September 30, 2012, the U.S. dollar equivalent of unused capacity under WPD's credit facilities was $1.5 billion.

(e)
In November 2012, the syndicated credit facilities were amended to extend the expiration dates to November 2017 for PPL Energy Supply, LG&E and KU and to October 2017 for PPL Electric.  In addition, LG&E increased the credit facility capacity to $500 million.

(f)
In July 2012, PPL Energy Supply entered into two uncommitted letter of credit facilities with available capacity of $75 million and $100 million, respectively, which expire in July 2014 and July 2015.  Both facilities contain a financial covenant requiring PPL Energy Supply's debt to capitalization not to exceed 65%, as calculated in accordance with the agreements.  PPL Energy Supply will pay customary fees for letters of credit issued under these facilities.

(g)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility from $200 million.

(h)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At September 30, 2012 and December 31, 2011, $240 million and $251 million of accounts receivable and $80 million and $98 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at September 30, 2012, the amount available for borrowing under the facility was $100 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2012, PPL Electric and the subsidiary reduced the capacity from $150 million and in September 2012 extended the agreement to September 2013.

(i)
In August 2012, the KU letter of credit facility agreement was amended and restated to allow for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At September 30, 2012, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2016, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at September 30, 2012.

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At September 30, 2012, PPL Energy Supply had $355 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.48%.

(PPL and PPL Electric)

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at September 30, 2012.

(PPL, LKE, LG&E and KU)

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at September 30, 2012.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase 591 thousand additional shares of PPL common stock solely to cover over-allotments.

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

The forward sale agreements are classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.  See Note 4 for information on the forward sale agreements impact on the calculation of diluted EPS.

In April 2012, WPD (East Midlands) issued £100 million aggregate principal amount of 5.25% Senior Notes due 2023.  WPD (East Midlands) received proceeds of £111 million, which equated to $178 million at the time of issuance, net of underwriting fees.  The net proceeds were used for general corporate purposes.

In June 2012, PPL Capital Funding issued $400 million of 4.20% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $396 million, net of a discount and underwriting fees, which were used for general corporate purposes.

In August 2012, PPL Capital Funding redeemed at par, plus accrued interest, the $99 million outstanding principal amount of its 6.85% Senior Notes due 2047.

In October 2012, PPL Capital Funding issued $400 million of 3.50% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $397 million, net of a discount and underwriting fees, which will be used to repay short-term debt obligations, including commercial paper borrowings, and for general corporate purposes.

See Note 7 in PPL's 2011 Form 10-K for information on the 2010 Equity Units (with respect to which the related $1.150 billion of Notes are expected to be remarketed in 2013), the 2011 Bridge Facility, the 2011 Equity Units and the April 2011 issuance of common stock.

(PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 for information on the transaction and the long-term debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

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

In August 2012, PPL Electric issued $250 million of 2.50% First Mortgage Bonds due 2022.  The notes may be redeemed at PPL Electric's option any time prior to maturity at make-whole redemption prices.  PPL Electric received proceeds of $247 million, net of a discount and underwriting fees.  The net proceeds were used to repay short-term indebtedness incurred to fund PPL Electric's redemption of its 6.25% Series Preference Stock in June 2012 and for other general corporate purposes.

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

Distributions and Capital Contributions

(PPL)

In August 2012, PPL declared its quarterly common stock dividend, payable October 1, 2012, at 36.0 cents per share (equivalent to $1.44 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the nine months ended September 30, 2012, the following distributions and capital contributions occurred:

	PPL Energy
	Supply	PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$733	$75	$95	$47	$68
Capital contributions received from parent/member	472	150

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

Acquisitions

Ironwood Acquisition (PPL and PPL Energy Supply)

On April 13, 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of all of the equity interests of two subsidiaries of The AES Corporation, AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  See Note 11 in PPL's and PPL Energy Supply's 2011 Form 10-K for additional information on the tolling agreement.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.

The consideration paid for this acquisition, subject to finalization of net indebtedness and fair value adjustments, was as follows.

Aggregate enterprise consideration	$326
Less: Estimated fair value of long-term debt outstanding assumed through consolidation (a)	258
Plus: Restricted cash debt service reserves	17
Cash consideration paid for equity interests (including working capital adjustments)	$85

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

PP&E	$505
Long-term debt (current and noncurrent) (a)	(258)
Tolling agreement assets eliminated (b)	(170)
Other net assets	8
Net identifiable assets acquired (c)	$85

(a)	Represents non-cash activity excluded from the Statement of Cash Flows for the nine months ended September 30, 2012.
(b)
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

Separation benefits totaling $104 million, pre-tax, were associated with the reorganization.  For the three and nine months ended September 30, 2011, $84 million of separation benefits were recorded, of which $41 million related to severance compensation and $43 million related to Early Retirement Deficiency Costs (ERDC).  The accrued severance compensation is reflected in "Other current liabilities" and the ERDC reduced "Other noncurrent assets" on the Balance Sheets.  Severance compensation of $7 million and ERDC of $2 million also were recorded in the fourth quarter of 2011.  All separation benefits are included in "Other operation and maintenance" on the Statements of Income.

These amounts do not include $3 million and $9 million recorded in the three and nine months ended September 30, 2011 for separation benefits related to certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.

Additional severance compensation was recorded during the three and nine months ended September 30, 2012, as shown in the table below.

The changes in the carrying amounts of accrued severance for the periods ended September 30, 2012 were as follows:

	Three Months	Nine Months

Accrued severance at the beginning of period	$8	$21
Severance compensation	2	12
Severance paid	(2)	(25)
Accrued severance at the end of period	$8	$8

Pro forma Information

The pro forma financial information for the nine months ended September 30, 2011, which includes WPD Midlands as if the acquisition had occurred January 1, 2010, is as follows.

Operating Revenues - PPL consolidated pro forma	$8,922
Net Income Attributable to PPL Shareowners - PPL consolidated pro forma	1,322

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and from the historical combined financial statements of WPD Midlands.  Income (loss) from discontinued operations (net of income taxes), which was not significant, was excluded from the pro forma amounts above.

The pro forma financial information presented above includes adjustments to depreciation, net periodic pension costs, interest expense and the related income tax effects to reflect the impact of the acquisition.  The pre-tax nonrecurring credits (expenses) for the nine months ended September 30, 2011 presented in the following table were directly attributable to the WPD Midlands acquisition and adjustments were included in the calculation of pro forma operating revenue and net income to remove the effect of these nonrecurring items and the related income tax effects.

	Income Statement
	Line Item	Nine Months

2011 Bridge Facility costs (a)	Interest Expense	$(43)
Foreign currency loss on 2011 Bridge Facility (b)	Other Income (Expense) - net	(57)
Net hedge gains associated with the 2011 Bridge Facility (c)	Other Income (Expense) - net	55
Hedge ineffectiveness (d)	Interest Expense	(12)
U.K. stamp duty tax (e)	Other Income (Expense) - net	(21)
Separation benefits (f)	Other operation and maintenance	(92)
Other acquisition-related adjustments (g)	Other Income (Expense) - net	(45)

(a)	The 2011 Bridge Facility costs, primarily commitment and structuring fees, were incurred to establish a bridge facility for purposes of funding the WPD Midlands acquisition purchase price.
(b)
The 2011 Bridge Facility was denominated in GBP.  The amount includes a $42 million foreign currency loss on PPL Capital Funding's repayment of its 2011 Bridge Facility borrowing and a $15 million foreign currency loss associated with proceeds received on the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011 that were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility.

(c)
The repayment of borrowings on the 2011 Bridge Facility was economically hedged to mitigate the effects of changes in foreign currency exchange rates with forward contracts to purchase GBP, which resulted in net hedge gains.

(d)
The hedge ineffectiveness includes a combination of ineffectiveness associated with closed out interest rate swaps and a charge recorded as a result of certain interest rate swaps failing hedge effectiveness testing, both associated with the acquisition financing.

(e)	The U.K. stamp duty tax represents a tax on the transfer of ownership of property in the U.K. incurred in connection with the acquisition.
(f)	See "Separation Benefits - U.K. Regulated Segment" above.
(g)	Primarily includes acquisition-related advisory, accounting and legal fees.

Terminated Bluegrass CTs Acquisition (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the asset purchase agreement termination and potential future generation capacity options.

Development

NGCC Construction (PPL, LKE, LG&E and KU)

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  LG&E will own a 22% undivided interest, and KU will own a 78% undivided interest in the new NGCC.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.  See Note 6 for additional information.

Bell Bend COLA (PPL and PPL Energy Supply)

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $162 million through 2012 on the COLA and other permitting costs (including land costs) necessary for construction.  At September 30, 2012 and December 31, 2011, $148 million and $131 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.  PPL Bell Bend remains active in the DOE loan guarantee application process.  See Note 8 in PPL's and PPL Energy Supply's 2011 Form 10-K for additional information.

Susquehanna-Roseland Transmission Line (PPL and PPL Electric)

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation.  Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be in service before the peak summer demand period of 2015.  The chosen route had previously been approved by the PUC and New Jersey Board of Public Utilities.  An appeal of the New Jersey Board of Public Utilities approval is pending before the New Jersey Superior Court Appellate Division.  PPL Electric cannot predict the ultimate outcome or timing of any further legal challenges to the project.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL and PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.

At September 30, 2012, PPL Electric's estimated share of the project cost was $560 million, an increase from approximately $500 million at December 31, 2011, due primarily to increased material costs.

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

(PPL, PPL Energy Supply, LKE and LG&E)

Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Service cost	$25	$24	$13	$14	$77	$71	$40	$31
Interest cost	55	54	85	88	165	163	254	200
Expected return on plan assets	(65)	(61)	(115)	(103)	(195)	(184)	(340)	(243)
Amortization of:
Prior service cost	6	6	1	1	18	18	3	3
Actuarial (gain) loss	11	7	19	15	32	21	59	44
Net periodic defined benefit
costs (credits) prior to
termination benefits	32	30	3	15	97	89	16	35
Termination benefits (a)				45				47
Net periodic defined benefit
costs (credits)	$32	$30	$3	$60	$97	$89	$16	$82

(a)	In 2011, WPD Midlands recorded early retirement deficiency costs payable under applicable pension plans related to employees leaving the WPD Midlands companies. See Note 8 for additional information.

	Pension Benefits
	Three Months		Nine Months
	2012	2011	2012	2011
PPL Energy Supply
Service cost	$1	$1	$4	$3
Interest cost	2	1	6	5
Expected return on plan assets	(2)	(2)	(7)	(6)
Amortization of:
Actuarial (gain) loss	1	1	2	2
Net periodic defined benefit costs (credits)	$2	$1	$5	$4

LKE
Service cost	$5	$6	$16	$18
Interest cost	16	16	48	50
Expected return on plan assets	(17)	(16)	(52)	(48)
Amortization of:
Prior service cost	2	2	4	4
Actuarial (gain) loss	5	6	16	17
Net periodic defined benefit costs (credits)	$11	$14	$32	$41

LG&E
Service cost			$1	$1
Interest cost	$4	$4	11	11
Expected return on plan assets	(5)	(4)	(14)	(13)
Amortization of:
Prior service cost	1		2	1
Actuarial (gain) loss	3	3	8	9
Net periodic defined benefit costs (credits)	$3	$3	$8	$9

	Other Postretirement Benefits
	Three Months		Nine Months
	2012	2011	2012	2011

PPL
Service cost	$3	$3	$9	$9
Interest cost	7	9	23	25
Expected return on plan assets	(6)	(6)	(17)	(17)
Amortization of:
Transition obligation			1	1
Prior service cost	1		1
Actuarial (gain) loss	1	1	3	4
Net periodic defined benefit costs (credits)	$6	$7	$20	$22

LKE
Service cost	$1	$1	$3	$3
Interest cost	3	3	7	8
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of:
Transition obligation			1	1
Prior service cost		1	2	2
Actuarial (gain) loss			(1)
Net periodic defined benefit costs (credits)	$3	$4	$9	$11

(PPL Energy Supply, PPL Electric, LG&E and KU)

In addition to the specific plans they sponsor, PPL Energy Supply subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  For the periods ended September 30, PPL Services allocated the following net periodic benefit costs to PPL Energy Supply subsidiaries and PPL Electric, and LKE allocated the following net periodic benefit costs to LG&E and KU, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months		Nine Months
	2012	2011	2012	2011

PPL Energy Supply	$10	$8	$29	$23
PPL Electric	8	6	23	18
LG&E	3	5	9	13
KU	4	6	13	17

Expected Cash Flows - U.K. Pension Plans

(PPL)

At September 30, 2012, WPD's expected pension contributions for 2012 are $344 million compared with $161 million as disclosed in PPL's 2011 Form 10-K.  During the nine months ended September 30, 2012, contributions of $302 million were made.  The additional contributions are being made to prepay future contribution requirements to fund pension plan deficits.

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term purchase contracts to supply the coal requirements for its coal-fired generating facilities.  These contracts include commitments to purchase coal through 2019.  As a result of lower electricity and natural gas prices, coal unit utilization has decreased.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $17 million and $29 million during the three and nine months ended September 30, 2012 to reduce its 2012 and 2013 contracted coal deliveries.  These charges were recorded to "Fuel" on the Statement of Income.

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  To date, PPL Electric has conducted 13 of its 14 planned competitive solicitations.  The solicitations include a mix of short-term and long-term purchases, ranging from five months to ten years, to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  In May 2012, PPL Electric filed a plan with the PUC to purchase its electric supply for default customers for the period June 2013 through May 2015.  The plan proposes to procure this electricity twice a year, beginning in April 2013.

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

TC2 Construction (PPL, LKE, LG&E and KU)

In June 2006, LG&E and KU, as well as the Indiana Municipal Power Agency and Illinois Municipal Electric Agency (collectively, TC2 Owners), entered into a construction contract regarding the TC2 project.  The contract is generally in the form of a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  The contract price and its components are subject to a number of potential adjustments which may increase or decrease the ultimate construction price.  During 2009 and 2010, the TC2 Owners received contractual notices from the TC2 construction contractor asserting historical force majeure and excusable event claims for a number of adjustments to the contract price, construction schedule, commercial operations date, liquidated damages or other relevant provisions.  In September 2010, the TC2 Owners and the construction contractor agreed to a settlement to resolve the force majeure and excusable event claims occurring through July 2010 under the TC2 construction contract, which settlement provided for a limited, negotiated extension of the contractual commercial operations date and/or relief from liquidated damage calculations.  With limited exceptions, the TC2 Owners took care, custody and control of TC2 in January 2011.  Pursuant to certain amendments to the construction agreement, the contractor has made and may be required to make additional modifications to the combustion or other systems to allow operation of TC2 on all specified fuels categories.  The provisions of the construction agreement relating to liquidated damages were also amended.  In September 2011, the TC2 Owners and the construction contractor entered into subsequent adjustments to the construction agreement addressing, among other matters, certain historical change order, labor rate and prior period liquidated damages amounts.  The remaining issues and disputes, including the nature and status of modifications to the combustion and other systems, plus certain potential warranty matters, are still under discussion with the contractor.  PPL, LKE, LG&E and KU cannot currently predict the outcome of this matter or the potential impact on the capital costs of this project.

WKE Indemnification (PPL and LKE)

See footnote (m) to the table in "Guarantees and Other Assurances" in this Note 10 for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

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

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition, and in February 2012 the U.S. Supreme Court issued a decision overturning the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  As a result, in the fourth quarter of 2011, PPL Montana reversed its total loss accrual of $89 million ($53 million after-tax) which had been recorded prior to the U.S. Supreme Court decision.  PPL Montana believes the U.S. Supreme Court decision resolves certain questions of liability in this case in favor of PPL Montana and leaves open for reconsideration by Montana courts, consistent with the findings of the U.S. Supreme Court, certain other questions.  In March 2012, the case was returned to the Montana Supreme Court and in April 2012 remanded to the Montana First Judicial District Court.  Further proceedings have not yet been scheduled by the District Court.  PPL Montana has concluded it is no longer probable, but it remains reasonably possible, that a loss has been incurred.  While unable to estimate a range of loss, PPL Montana believes that any such amount would not be material.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $21 million at September 30, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Notice of Intent to Sue Colstrip Owners

On July 30, 2012, PPL Montana received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station (Notice) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC).  An Amended Notice was received on September 4, 2012, and a Second Amended Notice was received on October 1, 2012.  The Notice, Amended Notice and Second Amended Notice were all addressed to the Owner or Managing Agent of Colstrip, and to the other Colstrip co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp.  The Notice alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements.  The Amended Notice alleges additional opacity violations at Colstrip, and the Second Amended Notice alleges additional Title V violations.  All three notices state that Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of Sierra Club's and MEIC's costs of litigation and attorney's fees.  Under the Clean Air Act, lawsuits cannot be filed until 60 days after the applicable notice date.  PPL is evaluating the allegations set forth in the Notice, Amended Notice and Second Amended Notice, and cannot at this time predict the outcome of this matter.

Regulatory Issues

(PPL, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.

Enactment of Financial Reform Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act includes provisions that impose derivative transaction reporting requirements and require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act also provides that the U.S. Commodity Futures Trading Commission (CFTC) may impose collateral and margin requirements for over-the-counter derivative transactions, as well as capital requirements for certain entity classifications.  Final rules on major provisions in the Dodd-Frank Act are being established through rulemakings.  The rulemakings are scheduled to become effective at different times beginning on the October 12, 2012 effective date of the definitional rule for the term "swap".  In particular, the CFTC's Final Rule (Final Rule), defining key terms such as "swap dealer" and "major swap participant", took effect with the effectiveness of the swap definitional rule.  The heightened thresholds and requirements for these entity classifications set forth in the Final Rule resulted in the Registrants currently being designated neither swap dealers nor major swap participants.  The Dodd-Frank Act and its implementing regulations, however, will impose on the Registrants significant additional and costly recordkeeping and reporting requirements.  Also, the Registrants could face significantly higher operating costs or may be required to post additional collateral if they or their counterparties are subject to capital or margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  The Registrants will continue to evaluate the provisions of the Dodd-Frank Act and its implementing regulations.  At this time, the Registrants cannot predict the full impact that the law or its implementing regulations will have on their businesses or operations, or the markets in which they transact business, but could incur material costs related to compliance with the Dodd-Frank Act.

(PPL, PPL Energy Supply and PPL Electric)

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC:  S. No. 2381, 214th Leg. (N.J. 2011) (the Act).  To create incentives for the development of new, in-state electric generation facilities, the Act implements a "long-term capacity agreement pilot program (LCAPP)."  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to incent necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as the generation that may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  In April 2011, the FERC issued an order granting in part and denying in part P3's complaint and ordering changes in PJM's capacity rules consistent with a significant portion of P3's requested changes.  Several parties have filed appeals of the FERC's order.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

In addition, in February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  In October 2011, the court denied the BPU's motion to dismiss the proceeding.  In September 2012, the court denied all summary judgment motions, and the litigation is continuing.  Trial has been scheduled for January 17, 2013. PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

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

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  At June 30, 2012, there were two remaining claims against PPL Energy Supply totaling $73 million.  In July 2012, PPL Montana and the City of Tacoma, one of the parties claiming refunds at FERC, reached a settlement whereby PPL Montana would pay $75 thousand to resolve the City of Tacoma's $23 million claim, $9 million of which represents interest.  The settlement does not resolve the remaining claim outstanding at September 30, 2012 of approximately $50 million.

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

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.  Any RFC or SERC determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

On October 18, 2012, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning Reliability Standards for Geomagnetic Disturbances.  The FERC proposes to direct NERC to submit for approval Reliability Standards that address the impact of geomagnetic disturbances on the reliable operation of the bulk-power system.  The FERC proposes to direct NERC to file one or more Reliability Standards that include measures to protect against damage to the bulk-power system, such as the installation of equipment that blocks geomagnetically induced currents on implicated transformers.  If the NOPR is adopted by the FERC, it is expected to require the Registrants to make significant expenditures in new equipment and/or modifications to their facilities.  The Registrants are unable to predict whether the NOPR will be adopted as proposed by the FERC or the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

Settled Litigation (PPL and PPL Energy Supply)

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits totaling $56 million to "Fuel" on the Statement of Income during the nine months ended September 30, 2011 to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  The amounts recorded through September 2011 cover costs incurred from 1998 through December 2010.

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

LG&E and KU are entitled to recover, through the ECR mechanism, the cost of complying with the Federal Clean Air Act as amended and those federal, state, or local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal in accordance with their approved compliance plans.  Costs not covered by the ECR for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before their respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to environmental compliance costs is reduced.  As PPL Energy Supply is not a rate regulated entity, it does not have any mechanism for seeking rate recovery of environmental compliance costs.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

CSAPR (formerly Clean Air Transport Rule)

In July 2011, the EPA adopted the CSAPR, which finalizes and renames the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  The CSAPR replaces the EPA's previous CAIR which was invalidated by the U.S. Court of Appeals for the District of Columbia Circuit (the Court) in July 2008.  CAIR subsequently was effectively reinstated by the Court in December 2008, pending finalization of the Transport Rule.  Like CAIR, CSAPR only applied to PPL's fossil-fueled generating plants located in Kentucky and Pennsylvania.

The CSAPR was meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The CSAPR established new sulfur dioxide and nitrogen oxide emission allowance cap-and-trade programs that were more restrictive than previously under CAIR.  The CSAPR provided for two-phased programs of sulfur dioxide and nitrogen oxide emissions reductions, with initial reductions in 2012 and more stringent reductions in 2014.

In December 2011, the Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012 the Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  That ruling will not become effective until the Court rules on a pending motion for rehearing.  A further revised rule is not expected from the EPA for at least two years.

The Kentucky fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances).  To meet nitrogen oxide standards, under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate the costs of meeting these reinstated CAIR requirements or standards to be significant.

PPL Energy Supply's fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet nitrogen oxide standards, under the CAIR, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

In addition to the reductions in sulfur dioxide and nitrogen oxide emissions required under the CAIR for its Pennsylvania and Kentucky plants, PPL's fossil-fueled generating plants, including those in Montana, may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to achieve attainment by 2017.  For areas that are in attainment or are unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  In June 2012, the EPA proposed a rule that strengthens the particulate standards.  States would have until 2014 to identify initial non-attainment areas and have until 2020 to achieve attainment status for those areas.  States could request an extension to 2025 to comply with the rule.  Until the particulate matter (PM) rule is finalized and the sulfur dioxide maintenance and compliance plans are developed, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict which of their facilities may be located in a non-attainment area and what measures would be required to meet attainment status.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, the Mercury and Air Toxic Standards (MATS), or the Regional Haze requirements, such as upgraded or new sulfur dioxide scrubbers at some of their plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River, and Tyrone plants, will help achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.

Mercury and Other Hazardous Air Pollutants

In May 2011, the EPA published a proposed regulation providing for stringent reductions of mercury and other hazardous air pollutants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 16, 2012.  The rule is being challenged by industry groups and states.

The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  Based on their assessment of the need to install pollution control equipment to meet the provisions of the proposed rule, LG&E and KU filed requests with the KPSC for environmental cost recovery to facilitate moving forward with plans to install environmental controls including chemical additive and fabric-filter baghouses to remove certain hazardous air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  See Note 6 for information on LG&E's and KU's anticipated retirement of certain coal-fired electric generating units in response to this and other environmental regulation.  With the publication of the final MATS rule, LG&E and KU are currently assessing whether changes in the final rule warrant revision of their approved compliance plans.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that certain coal-fired plants may require installation of chemical additive systems, the cost of which is not expected to be significant.  With respect to PPL Energy Supply's Montana plants, modifications to the current air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant's carrying value at September 30, 2012 was approximately $67 million.  Although the Corette plant was not determined to be impaired at September 30, 2012, it is reasonably possible that an impairment charge could be recorded in the fourth quarter of 2012 or in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.

Regional Haze and Visibility

In January 2012, the EPA proposed limited approval of the Pennsylvania regional haze State Implementation Plan (SIP).  That proposal would essentially approve PPL's analysis that further particulate controls at PPL Energy Supply's Pennsylvania plants are not warranted.  The limited approval does not address deficiencies of the state plan arising from the remand of the CAIR rule.  Previously, the EPA had determined that implementation of the CAIR requirements would meet regional haze

Best Available Retrofit Technology (BART) requirements for sulfur dioxide and nitrogen oxides.  In 2012, the EPA finalized a rule providing that implementation of the CSAPR would also meet the BART.  This rule also addresses the Pennsylvania SIP deficiency arising from the CAIR remand; however, in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (Court) vacated and remanded the CSAPR back to the EPA for further rulemaking.  In September 2012, several environmental groups filed a petition for review with the Court challenging the EPA's approval of the Pennsylvania SIP.  At this time, it is not known whether the EPA will reinstate its previous determination that CAIR satisfies the BART requirement or will require states to conduct source-specific BART studies.

In Montana, the EPA Region 8 developed the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART SIP at this time.  PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted.  PPL has also submitted data and analyses of various air emission control options under the rules to reduce air emissions related to the non-BART-affected emission sources of Colstrip Units 3 and 4.  The analyses show that any incremental reductions would not be cost-effective and that further analysis is not warranted.

In March and September 2012, the EPA issued its draft and final Federal Implementation Plans (FIP) for the Montana regional haze rule.  The final FIP indicated that no additional controls were required for Corette or Colstrip Units 3 and 4 but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015.  See "Mercury and Other Hazardous Air Pollutants" discussion above.  Under the final FIP, Colstrip Units 1 and 2 will require additional controls, including the possible installation of an SNCR and spare scrubber vessel, to meet more stringent nitrogen oxide and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  PPL Energy Supply plans to challenge this FIP.

LG&E and KU also submitted analyses of the visibility impacts of their Kentucky BART-eligible sources to the Kentucky Division for Air Quality (KDAQ).  Only LG&E's Mill Creek plant was determined to have a significant regional haze impact.  The KDAQ has submitted a regional haze SIP to the EPA which requires the Mill Creek plant to reduce its sulfuric acid mist emissions from Units 3 and 4, the costs of which are not expected to be significant.  After approval of the Kentucky SIP by the EPA and revision of the Mill Creek plant's air permit under Title V, LG&E intends to install sorbent injection controls at the plant to reduce sulfuric acid mist emissions.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received in the early 2000s for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May 2012, PPL Montana received an information request regarding projects undertaken during the Spring 2012 maintenance outage at Colstrip Unit 1.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In addition, in August 2007, LG&E received information requests for the Mill Creek and Trimble County plants, and KU received requests for the Ghent plant, but they have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received a notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  In September 2012, the parties reached a tentative settlement addressing the Ghent NSR matter and a September 2007 notice of violation alleging opacity violations at the plant.  The settlement is subject to various administrative and judicial approvals.  PPL, LKE and KU cannot predict the outcome of this matter until a final consent decree is entered by the U.S. District Court for the Eastern District of Kentucky, but currently do not expect such outcome to result in material losses above the amounts accrued by KU.

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

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired generating plants.  See "Legal Matters" above for information on a notice of intent to sue received in July 2012 by PPL Montana and other owners of Colstrip.  PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict whether such actions will be brought against any of their other plants.

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

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued light-duty vehicle emissions standards that apply to 2012 model year vehicles.  The EPA has also clarified that this standard, beginning in 2011, also authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase requires the BACT permit limits for GHGs.  These rules were challenged, and in June 2012 the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA's regulations.

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

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a GHG emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilizing carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction, by 2019, in carbon dioxide emissions from base levels.

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

Eleven western states and certain Canadian provinces established the Western Climate Initiative (WCI) in 2003.  The WCI established a goal of reducing carbon dioxide emissions by 15% below 2005 levels by 2020 and developed GHG emission allocations, offsets, and reporting recommendations.  Montana was once a partner in the WCI, but by 2011 had withdrawn, along with several other western states.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  To date, the state has not issued a final plan.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the lower court and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal court granted defendants' motions to dismiss the state common law claims because plaintiffs had previously raised the same claims, plaintiffs lacked standing, plaintiffs' claims were displaced by the Clean Air Act, and other grounds.  In April 2012, plaintiffs filed a notice of appeal in the Fifth Circuit.  Additional litigation in federal and state courts over these issues is continuing.  PPL, LKE and KU cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation (PPL, PPL Energy Supply, LKE, LG&E and KU)

There has been interest in renewable energy legislation at both the state and federal levels.  In the 112th Congress, the Clean Energy Standard Act of 2012 (S.2146) was introduced which would mandate electric utilities to supply 24% of their electricity sales from qualified resources by 2015, increasing 3% per year up to 84% by 2035.  This legislation will not likely be addressed in the remaining days of this Congress.  In Pennsylvania, bills were introduced in both the Senate and House amending the existing Alternative Energy Portfolio Standard to accelerate the current solar obligation, but no action was taken before the end of the 2011-2012 legislative session.

PPL and PPL Energy Supply believe there are financial, regulatory and logistical uncertainties related to GHG reductions and the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on PPL and PPL Energy Supply can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would materially increase costs and result in early retirements of many coal-fired plants, as it would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

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

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) that requests comments on selected documents that the EPA received during the comment period for the proposed regulations.  In addition, the U.S. House of Representatives in September 2012 approved a bill that was revised in the Senate to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and to preclude the EPA from regulating CCRs under Subtitle C of the RCRA.  This revised bill is being considered in the Senate, and the prospect for passage of this legislation is uncertain.

In January 2012, a coalition of environmental groups filed a 60-day notice of intent to sue the EPA for failure to perform nondiscretionary duties under RCRA, which could require a deadline for the EPA to issue strict CCR regulations.  In February 2012, two CCR recycling companies also issued a 60-day notice of intent to sue the EPA over its timeliness in issuing CCR regulations, but they requested that the EPA take a Subtitle D approach that would allow for continued recycling of CCRs.  The coalition filed its lawsuit in April 2012 and litigation is continuing.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the financial impact could be material if regulated as a hazardous waste under Subtitle C and significant if regulated under Subtitle D.

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

Through September 30, 2012, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the nature of any other regulatory or legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in significant losses above the amounts currently recorded.

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

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the Montana Department of Environmental Quality (MDEQ) which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, PPL Montana is to provide financial assurance to MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to these facilities.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER), on behalf of environmental groups Sierra Club, the Montana Environmental Information Center (MEIC), and the National Wildlife Federation (NWF).  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.

In late October 2012, Earthjustice filed a second complaint against MDEQ and PPL Montana in state district court in Lewis and Clark County on behalf of Sierra Club, MEIC and NWF.  This complaint alleges that the defendants have failed to take action under the MFSA and the Montana Water Quality Act to effectively monitor and correct issues of coal ash disposal and wastewater ponds at the Colstrip plant.  The complaint seeks a declaration that the operations of the impoundments violate the statutes addressed above, requests a writ of mandamus directing MDEQ to enforce the same, and seeks recovery of attorneys' fees and costs.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Clean Water Act 316(b) (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating plants are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule on new or modified cooling water intake structures in April 2011.  The industry and PPL reviewed the proposed rule and submitted comments.  The EPA is evaluating comments and meeting with industry groups to discuss options.  Two NODAs have been issued on the rule that indicate the EPA may be willing to amend the rule based on certain industry group comments and the EPA's comment period on the NODAs has ended.  The final rule is expected to be issued in 2013.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms that are pulled through the plant's cooling water system.  A form of cost-benefit analysis is allowed for this second requirement.  This process involves a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot reasonably estimate a range of reasonably possible costs, if any, until a final rule is issued, the required studies have been completed, and each state in which they operate has decided how to implement the rule.

Effluent Limitations Guidelines and Standards (PPL, PPL Energy Supply, LKE, LG&E and KU)

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  The EPA is expected to issue the final regulations in 2014.  PPL, PPL Energy Supply, LKE, LG&E and KU expect the revised guidelines and standards to be more stringent than the current standards especially for sulfur dioxide scrubber wastewater and ash basin discharges, which could result in more stringent discharge permit limits.  In the interim, states may impose more stringent limits on a case-by-case basis under existing authority as permits are renewed.  Under the Clean Water Act, permits are subject to renewal every five years.  PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

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

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxics Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  The EPA is planning to propose the revised regulations in late 2012 or 2013.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

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

PPL Energy Supply's subsidiary has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the PADEP.  The subsidiary and the PADEP have now concluded that a barrier method to exclude fish is not workable.  In June 2012, a new COA (the Brunner COA) was signed that allows the subsidiary to study a change in cooling tower operational methods that may keep fish from entering the channel.  Should this approach fail, the Brunner COA requires a retrofit of impingement control technology at the intakes to the cooling towers, the cost of which could be significant.

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

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish more stringent standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants.  PPL, PPL Electric, LKE, LG&E and KU cannot estimate a range of reasonably possible losses, if any, related to these matters.

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At September 30, 2012, this maximum assessment was $48 million.

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

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The table below details guarantees provided at September 30, 2012.  The total recorded liability at September 30, 2012 and December 31, 2011, was $24 million and $14 million for PPL and $20 million and $11 million for LKE.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	September 30, 2012 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$298	(c)	2014 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	91	(d)	2015
Tax indemnification related to unconsolidated WPD affiliates		(e)

PPL Energy Supply
Letters of credit issued on behalf of affiliates	21	(f)	2012 - 2014
Retrospective premiums under nuclear insurance programs	48	(g)
Nuclear claims assessment under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(h)
Indemnifications for sales of assets	262	(i)	2012 - 2025
Indemnification to operators of jointly owned facilities	6	(j)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(k)	2018

PPL Electric
Guarantee of inventory value	22	(l)	2016

LKE
Indemnification of lease termination and other divestitures	301	(m)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(n)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
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

(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At September 30, 2012, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

(g)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" above for additional information.

(h)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" above for additional information.
(i)
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
(j)
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

(k)
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

(l)
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

(m)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In July 2012, LKE's indemnitee filed a judicial action in the Henderson Circuit Court, seeking to vacate the arbitration decision and will present oral arguments in November 2012.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including the legal status of the court's review of the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  No additional material loss is anticipated by reason of such indemnifications.

(n)
Pursuant to the OVEC power purchase contract, expiring in June 2040, LG&E and KU are obligated to pay a demand charge which includes, among other charges, debt service and amortization toward principal retirement, decommissioning costs, post-retirement and post-employment benefits costs (other than pensions), and reimbursement of plant operating, maintenance and other expenses.  The demand charge is expected to cover LG&E's and KU's shares of the cost of the listed items over the term of the contract.  However, in the event there is a shortfall in covering these costs, LG&E and KU are obligated to pay their share of the excess debt service, post-retirement and post-employment and decommissioning costs.   The maximum exposure and the expiration date of these potential obligations are not presently determinable.

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

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  See Note 10 for additional information on the solicitations.  PPL Electric's purchases from PPL EnergyPlus totaled $22 million and $60 million for the three and nine months ended September 30, 2012 and $5 million and $15 million during the same periods in 2011.  The sales and purchases are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when the aggregate credit exposure with respect to electricity, capacity and other related products to be delivered by PPL EnergyPlus exceeds a contractual credit limit.  Based on the current credit rating and tangible net worth of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at September 30, 2012.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At September 30, 2012, PPL Energy Supply had a net credit exposure of $39 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

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

Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts for the periods ended September 30, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense:

	Three Months		Nine Months
	2012	2011	2012	2011

PPL Energy Supply	$49	$44	$159	$138
PPL Electric	35	34	116	108
LKE	3	3	11	12

Intercompany Billings by LKS (LG&E and KU)

LKS provides LG&E and KU with a variety of centralized administrative, management and support services.  The cost of these services is directly charged to the company or, for general costs that cannot be directly attributed, charged based on predetermined allocation factors, including the following measures: number of customers, total assets, revenues, number of employees and/or other statistical information.  LKS charged the amounts in the table below for the periods ended September 30, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense:

	Three Months		Nine Months
	2012	2011	2012	2011

LG&E	$51	$51	$132	$134
KU	33	44	114	148

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary periodically holds revolving demand notes from certain affiliates.  At September 30, 2012, there were no balances outstanding.  At December 31, 2011, a note with PPL Energy Funding had an outstanding balance of $198 million with an interest rate of 3.77% that was reflected in "Notes receivable from affiliates" on the Balance Sheet.  Interest earned on these revolving facilities is included in "Interest Income from Affiliates" on the Statements of Income.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  Interest earned on borrowings was not significant for the three and nine months ended September 30, 2012 and the three months ended September 30, 2011.  For the nine months ended September 30, 2011, interest earned on the borrowings was $6 million, substantially all of which was attributable to borrowings by PPL Energy Funding.

(PPL Electric)

A PPL Electric subsidiary periodically holds revolving demand notes from certain affiliates.  At September 30, 2012, there was a $210 million balance outstanding and no balance was outstanding at December 31, 2011.  The note is reflected in "Notes receivable from affiliates" on the Balance Sheet.  The interest rate on borrowings is equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowings at September 30, 2012 was 1.98%.  For the three and nine months ended September 30, 2012 and 2011, the interest earned on these revolving facilities was not significant.

(LKE)

LKE maintains a $300 million revolving demand note with a PPL Energy Supply subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At September 30, 2012 and December 31, 2011, there were no balances outstanding.  Interest expense incurred on the revolving demand note with the PPL Energy Supply subsidiary was not significant for the three and nine months ended September 30, 2012 and 2011.

LKE holds a note receivable from a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  At September 30, 2012 and December 31, 2011, $6 million and $15 million were outstanding and were reflected in "Notes receivable from affiliates" on the Balance Sheets.  The interest rates on loans are based on the PPL affiliate's credit rating and are currently equal to one-month LIBOR plus a spread.  The interest rates on the outstanding borrowings at September 30, 2012 and December 31, 2011 were 2.23% and 2.27%.  Interest income on the note receivable was not significant for the three and nine months ended September 30, 2012 and 2011.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At September 30, 2012 and December 31, 2011, there was no balance outstanding.  Interest expense and interest income on the money pool agreement with LKE and/or KU was not significant for the three and nine months ended September 30, 2012 and 2011.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At September 30, 2012 and December 31, 2011, there was no balance outstanding.  Interest expense and interest income on the money pool agreement with LKE and/or LG&E was not significant for the three and nine months ended September 30, 2012 and 2011.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and billed certain affiliates for their use under a licensing agreement.  This agreement was terminated in December 2011.  PPL Energy Supply was charged $10 million and $30 million of license fees for the three and nine months ended September 30, 2011.  These charges are primarily included in "Other operation and maintenance" on the Statement of Income.

Intercompany Insurance (PPL Electric)

PPL Power Insurance Ltd. (PPL Power Insurance) is a subsidiary of PPL that provides insurance coverage to PPL and its subsidiaries for property damage, general/public liability and workers' compensation.

Due to damages resulting from several PUC-reportable storms that occurred in 2011, PPL Electric exceeded its deductible for the 2011 policy year.  Probable recoveries on insurance claims with PPL Power Insurance of $26.5 million were recorded at September 30, 2011, of which $7 million and $16 million were recorded during the three and nine months ended September 30, 2011 in "Other operation and maintenance" on the Statement of Income, with the remainder recorded in PP&E on the Balance Sheet.  In September 2012, PPL Electric received $26.5 million from the settlement of its 2011 claims.

Other (PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric, LG&E and KU, refer to Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the periods ended September 30 was:

	Three Months		Nine Months
	2012	2011	2012	2011
PPL
Other Income
Gain on redemption of debt (a)		$22		$22
Earnings on securities in NDT funds	$5	2	$17	20
Interest income	1	1	4	5
AFUDC - equity component	2	2	7	5
Net hedge gains associated with the 2011 Bridge Facility (b)				55
Earnings (losses) from equity method investments	(1)	1	(7)	1
Miscellaneous - Domestic	3	2	8	9
Miscellaneous - U.K.	(1)		1	1
Total Other Income	9	30	30	118
Other Expense
Economic foreign currency exchange contracts (Note 14)	47	(11)	40	(11)
Charitable contributions	1	2	7	7
WPD Midlands acquisition-related costs (Note 8)				36
Foreign currency loss on 2011 Bridge Facility (c)				57
U.K. stamp duty tax (Note 8)				21
Miscellaneous - Domestic	4	2	12	7
Miscellaneous - U.K.	1		2	3
Total Other Expense	53	(7)	61	120
Other Income (Expense) - net	$(44)	$37	$(31)	$(2)

	Three Months		Nine Months
	2012	2011	2012	2011
PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$5	$2	$17	$20
Interest income		1	1	1
Miscellaneous	1		3	5
Total Other Income	6	3	21	26
Other Expense
Charitable contributions	1	1	2	2
Miscellaneous	1		5	4
Total Other Expense	2	1	7	6
Other Income (Expense) - net	$4	$2	$14	$20

(a)
In July 2011, as a result of PPL Electric's redemption of 7.125% Senior Secured Bonds due 2013, PPL recorded a gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.

(b)	Represents a gain on foreign currency contracts that hedged the repayment of the 2011 Bridge Facility borrowing.
(c)	Represents a foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing.

"Other Income (Expense) - net" for the three and nine months ended September 30, 2012 and 2011 for PPL Electric is primarily the equity component of AFUDC.  "Other Income (Expense) - net" for the nine months ended September 30, 2012 for LKE and KU is primarily losses from an equity method investment.  The components of "Other Income (Expense) - net" for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2011 for LKE and KU are not significant.  The components of "Other Income (Expense) - net" for the three and nine months ended September 30, 2012 and 2011 for LG&E are not significant.

13.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$946	$946			$1,202	$1,202
Restricted cash and cash equivalents (a)	169	169			209	209
Price risk management assets:
Energy commodities	2,604	5	$2,569	$30	3,423	3	$3,390	$30
Interest rate swaps					3		3
Foreign currency contracts					18		18
Cross-currency swaps	24		22	2	24		20	4
Total price risk management assets	2,628	5	2,591	32	3,468	3	3,431	34

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
NDT funds:
Cash and cash equivalents	12	12			12	12
Equity securities
U.S. large-cap	412	307	105		357	267	90
U.S. mid/small-cap	59	25	34		52	22	30
Debt securities
U.S. Treasury	95	95			86	86
U.S. government sponsored agency	9		9		10		10
Municipality	83		83		83		83
Investment-grade corporate	40		40		38		38
Other	2		2		2		2
Receivables (payables), net	(1)	(3)	2			(3)	3
Total NDT funds	711	436	275		640	384	256
Auction rate securities (b)	19		3	16	24			24
Total assets	$4,473	$1,556	$2,869	$48	$5,543	$1,798	$3,687	$58

Liabilities
Price risk management liabilities:
Energy commodities	$1,947	$5	$1,937	$5	$2,345	$1	$2,327	$17
Interest rate swaps	83		83		63		63
Foreign currency contracts	36		36
Cross-currency swaps	2		2		2		2
Total price risk management liabilities	$2,068	$5	$2,058	$5	$2,410	$1	$2,392	$17

PPL Energy Supply
Assets
Cash and cash equivalents	$432	$432			$379	$379
Restricted cash and cash equivalents (a)	98	98			145	145
Price risk management assets:
Energy commodities	2,604	5	$2,569	$30	3,423	3	$3,390	$30
Total price risk management assets	2,604	5	2,569	30	3,423	3	3,390	30
NDT funds:
Cash and cash equivalents	12	12			12	12
Equity securities
U.S. large-cap	412	307	105		357	267	90
U.S. mid/small-cap	59	25	34		52	22	30
Debt securities
U.S. Treasury	95	95			86	86
U.S. government sponsored agency	9		9		10		10
Municipality	83		83		83		83
Investment-grade corporate	40		40		38		38
Other	2		2		2		2
Receivables (payables), net	(1)	(3)	2			(3)	3
Total NDT funds	711	436	275		640	384	256
Auction rate securities (b)	16		3	13	19			19
Total assets	$3,861	$971	$2,847	$43	$4,606	$911	$3,646	$49

Liabilities
Price risk management liabilities:
Energy commodities	$1,947	$5	$1,937	$5	$2,345	$1	$2,327	$17
Total price risk management liabilities	$1,947	$5	$1,937	$5	$2,345	$1	$2,327	$17

PPL Electric
Assets
Cash and cash equivalents	$31	$31			$320	$320
Restricted cash and cash equivalents (c)	13	13			13	13
Total assets	$44	$44			$333	$333
LKE
Assets
Cash and cash equivalents	$90	$90		$59	$59
Restricted cash and cash equivalents (e)	32	32		29	29
Total assets	$122	$122		$88	$88

Liabilities
Price risk management liabilities:
Interest rate swaps (d)	$62		$62	$60		$60
Total liabilities	$62		$62	$60		$60

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LG&E
Assets
Cash and cash equivalents	$48	$48			$25	$25
Restricted cash and cash equivalents (e)	32	32			29	29
Total assets	$80	$80			$54	$54

Liabilities
Price risk management liabilities:
Interest rate swaps (d)	$62		$62		$60		$60
Total liabilities	$62		$62		$60		$60

KU
Assets
Cash and cash equivalents	$42	$42			$31	$31
Total assets	$42	$42			$31	$31

(a)	Current portion is included in "Restricted cash and cash equivalents" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Current portion is included in "Other current liabilities" and the long-term portion is included in "Price risk management liabilities" on the Balance Sheets.
(e)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Nine Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$34	$15	$10	$59	$13	$24	$4	$41
Total realized/unrealized
gains (losses)
Included in earnings	(17)			(17)	(1)		(1)	(2)
Included in OCI (a)		1	(8)	(7)	1		2	3
Sales						(5)		(5)
Settlements	2			2	(9)			(9)
Transfers into Level 3	(2)			(2)	12			12
Transfers out of Level 3	8			8	9	(3)	(3)	3
Balance at end of period	$25	$16	$2	$43	$25	$16	$2	$43

PPL Energy Supply
Balance at beginning of
period	$34	$12		$46	$13	$19		$32
Total realized/unrealized
gains (losses)
Included in earnings	(17)			(17)	(1)			(1)
Included in OCI (a)		1		1	1			1
Sales						(3)		(3)
Settlements	2			2	(9)			(9)
Transfers into Level 3	(2)			(2)	12			12
Transfers out of Level 3	8			8	9	(3)		6
Balance at end of period	$25	$13		$38	$25	$13		$38

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

The significant unobservable inputs used in the fair value measurement of assets and liabilities classified as Level 3 at September 30, 2012 are as follows:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	22	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (88%)
FTRs (c)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (d)	16	Discounted cash flow	Modeled from SIFMA Index	53% - 75% (64%)

Cross-currency swaps (e)	2	Discounted cash flow	Credit valuation adjustment	25% - 78% (45%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	22	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (88%)
FTRs (c)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (d)	13	Discounted cash flow	Modeled from SIFMA Index	58% - 75% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
Retail natural gas sales contracts extend through 2017.  $8 million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)
FTR purchase contracts extend through 2015.  $3 million of the fair value is scheduled to deliver within the next 12 months.  As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

(d)
Auction rate securities have a weighted average contractual maturity of 23 years.  The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(e)
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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended September 30 are reported in the Statements of Income as follows:

	Three Months
									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases		Interest Expense
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Total gains (losses) included in earnings	$(3)	$6	$(4)	$(1)	$(8)	$1	$(2)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	(2)	3	(1)		2	1		$1

PPL Energy Supply
Total gains (losses) included in earnings	$(3)	$6	$(4)	$(1)	$(8)	$1	$(2)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	(2)	3	(1)		2	1		$1

	Nine Months
									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases		Interest Expense
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Total gains (losses) included in earnings	$16	$11	$(7)	$(5)	$(9)	$(2)	$(1)	$(2)	$(1)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	29	6		(6)	2	1	1	20

PPL Energy Supply
Total gains (losses) included in earnings	$16	$11	$(7)	$(5)	$(9)	$(2)	$(1)	$(2)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	29	6		(6)	2	1	1	20

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Level 2 contracts are valued using quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  These contracts include forwards, swaps, options and structured transactions for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a full-requirement sales contract that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes or historical prices.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE and LG&E)

To manage interest rate risk, PPL, LKE and LG&E use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  The primary reason for the transfers during 2012 and 2011 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Corporate Finance department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

(PPL and PPL Energy Supply)

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•
The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets and are comprised of securities that are representative of the Wilshire 5000 Total Market Index.

•
Investments in commingled equity funds are classified as Level 2 and represent securities that track the S&P 500 index, Dow Jones U.S. Total Stock Market Index and the Dow Jones U.S. Completion Total Stock Market Index.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

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

The debt securities held by the NDT funds at September 30, 2012 have a weighted-average coupon of 4.19% and a weighted-average maturity of 8.3 years.

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

	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$128	$116	$198	$198
Long-term debt (b)	19,024	21,091	17,993	19,392
PPL Energy Supply
Long-term debt (b)	3,275	3,691	3,024	3,397
PPL Electric
Long-term debt	1,967	2,252	1,718	2,012
LKE
Long-term debt	4,074	4,385	4,073	4,306
LG&E
Long-term debt	1,112	1,172	1,112	1,164
KU
Long-term debt	1,842	2,021	1,842	2,000

(a)	Reflected in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)	Includes "Long-term Debt" and "Long-term debt due within one year" on the Balance Sheets.

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

(PPL)

At September 30, 2012, PPL had credit exposure of $2.1 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $657 million.  The top ten counterparties accounted for $345 million, or 52%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Energy Supply)

At September 30, 2012, PPL Energy Supply had credit exposure of $2.1 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $656 million.  The top ten counterparties accounted for $345 million, or 53%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.  See Note 11 for information regarding the related party credit exposure.

(PPL Electric)

At September 30, 2012, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with PPL EnergyPlus).

(LKE, LG&E and KU)

At September 30, 2012, LKE's, LG&E's and KU's credit exposure was not significant.

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

Market Risk

Market risk is the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument.  Forward contracts, futures contracts, options, swaps and structured transactions, such as tolling agreements, are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

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

The majority of credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates, thus mitigating this risk for these entities.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $160 million and $147 million at September 30, 2012 and December 31, 2011.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at September 30, 2012 and December 31, 2011.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $32 million and $29 million at September 30, 2012 and December 31, 2011.

PPL Energy Supply and PPL Electric had not posted any cash collateral under master netting arrangements at September 30, 2012 and December 31, 2011.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at September 30, 2012 range in maturity through 2016.  At September 30, 2012, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $199 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three and nine months ended September 30, 2012 and 2011, such reclassifications were insignificant.

For the three and nine months ended September 30, 2012, hedge ineffectiveness associated with energy derivatives was insignificant.  For the three and nine months ended September 30, 2011, hedge ineffectiveness associated with energy derivatives resulted in after-tax gains (losses) of $(3) million and $(17) million.

Certain cash flow hedge positions were dedesignated during the nine months ended September 30, 2012.  The fair value of the hedges at December 31, 2011 remained in AOCI because the original forecasted transaction is still expected to occur.  Pre-tax gains (losses) of $40 million, representing the change in fair value of the remaining positions during the nine months ended September 30, 2012, were recorded in "Wholesale energy marketing unrealized economic activity" on the Statement of Income.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at September 30, 2012 range in maturity through 2019.

Examples of economic activity include hedges on sales of baseload generation, dedesignations as discussed in "Cash Flow Hedges" above, certain purchase contracts used to supply full-requirement sales contracts, FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying unregulated full-requirement sales contracts, spark spreads (sale of electricity with the simultaneous purchase of fuel), retail electric and natural gas activities, and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include both call and put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is generally limited to the cost of the generating unit and does not expose PPL Energy Supply to uncovered market price risk.

Unrealized activity associated with monetizing certain full-requirement sales contracts was also included in economic activity during the three and nine months ended September 30, 2012 and 2011.

The net fair value of economic positions at September 30, 2012 and December 31, 2011 was a net asset (liability) of $491 million and $(63) million for PPL Energy Supply.  The unrealized gains (losses) for economic activity for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2012	2011	2012	2011
PPL Energy Supply
Operating Revenues
Unregulated retail electric and gas	$(13)	$4	$(15)	$9
Wholesale energy marketing	(716)	216	(322)	229
Operating Expenses
Fuel	3	(28)	(11)	(16)
Energy purchases	569	(176)	420	(49)

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from hedges of baseload generation, from certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS, from hedge ineffectiveness and from dedesignations, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts in 2010.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment, from hedge ineffectiveness, and from purchase contracts that no longer hedge the full-requirement sales contracts that were monetized in 2010.

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

Sales of Competitive Baseload Generation

PPL Energy Supply has a formal hedging program for its competitive baseload generation fleet, which includes 7,252 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.

PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  The following table presents the expected sales, in GWh, from competitive baseload generation and power purchase agreements that are included in the baseload portfolio based on current forecasted assumptions for 2012-2014.

2012 (a)	2013	2014

12,928	49,593	50,401

(a)	Represents expected sales for the balance of the current year.

The following table presents the percentage of expected competitive baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at September 30, 2012.

	Derivative	Total Power	Fuel Purchases (c)
Year	Sales (a)	Sales (b)	Coal	Nuclear

2012 (d)	93%	100%	105%	100%
2013	88%	95%	97%	100%
2014 (e)	50%	55%	77%	100%

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

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the balance of the current year.
(e)	Volumes for derivative sales contracts that deliver in future periods total 2,710 GWh and 4.0 Bcf.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  PPL Energy Supply has also entered into contracts to financially hedge the physical sale of oil.  The following table presents the net volumes, in thousands of barrels (bbls), of derivative (sales)/purchase contracts and contracts that qualify for NPNS used in support of these strategies at September 30, 2012.

	2012 (a)	2013	2014

Oil Swaps (b)	(20)	34	240

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are 480 bbls.

Optimization of Competitive Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,256 MW (summer rating) of natural gas and oil-fired generation.  The following table presents the net volumes of derivative (sales)/purchase contracts used in support of this strategy at September 30, 2012.

	Units	2012 (a)	2013

Net Power Sales (b)	GWh	(919)	(610)
Net Fuel Purchases (b) (c)	Bcf	11.8	5.9

(a)	Represents the balance of the current year.
(b)	Volumes for derivative contracts used in support of these strategies that deliver in future periods are insignificant.
(c)	Included in these volumes are non-options and exercised option contracts that converted to non-option derivative contracts. Volumes associated with option contracts are insignificant.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  The following table presents the volume of (sales)/purchase contracts, excluding FTRs, RECs, basis and capacity contracts, used in support of these activities at September 30, 2012.

	Units	2012 (a)	2013	2014

Energy sales contracts (b)	GWh	(5,426)	(10,960)	(5,052)
Related energy supply contracts
Energy purchases (b)	GWh	3,766	6,725	2,480
Volumetric hedges (c)	GWh	161	382	72
Generation supply (b)	GWh	840	2,986	1,857
Retail natural gas sales contracts	Bcf	(4.8)	(11.3)	(2.7)
Retail natural gas purchase contracts	Bcf	4.7	11.2	2.7

(a)	Represents the balance of the current year.
(b)	Includes contracts that are not derivatives and/or contracts that are NPNS, which receive accrual accounting.
(c)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Proprietary Trading Activity

At September 30, 2012, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that are included in the tables below, were insignificant.

Other Energy-Related Positions

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table represents the net volumes of derivative FTR and basis (sales)/purchase contracts at September 30, 2012.

	Units	2012 (a)	2013	2014

FTRs (b)	GWh	13,843	21,078	2,727
Power Basis Positions (c)	GWh	(3,854)	(8,278)	(2,628)
Gas Basis Positions (d)	Bcf	2.2	(5.0)	(3.9)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are 1,062 GWh.
(c)	Net volumes that deliver in future periods are (677) GWh.
(d)	Net volumes that deliver in future periods are (5.7) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts.  PPL Energy Supply also buys and sells capacity for proprietary trading purposes.  The following table presents the net volumes of derivative capacity (sales)/purchase contracts at September 30, 2012.

	Units	2012 (a)	2013	2014

Capacity (b)	MW-months	(3,098)	(5,446)	(2,078)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in future periods are 989 MW-months.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  Outstanding interest rate swap contracts range in maturity through 2024 and had a notional amount of $618 million. This amount includes £200 million (approximately $318 million based on spot rates) at WPD.

PPL holds a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and nine months ended September 30, 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.  For the three and nine months ended September 30, 2011, hedge ineffectiveness associated with interest rate derivatives was insignificant and an after-tax gain (loss) of $(9) million, which included a gain (loss) of $(4) million attributable to certain interest rate swaps that failed hedge effectiveness testing during the second quarter of 2011.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had no such reclassifications for the three and nine months ended September 30, 2012 and 2011.

At September 30, 2012, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(13) million.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges (PPL)

PPL is exposed to changes in the fair value of its debt portfolios.  To manage this risk, financial contracts may be entered into to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  In July 2012, contracts ranged in maturity through 2047 and had a notional value of $99 million were canceled without penalties by the counterparties.  PPL did not hold any such contracts at September 30, 2012.  PPL did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or from hedges of debt issuances that no longer qualified as fair value hedges for the three and nine months ended September 30, 2012 and 2011.

In July 2011, PPL Electric redeemed $400 million of 7.125% Senior Secured Bonds due 2013.  As a result of this redemption, PPL recorded a gain (loss) of $22 million, or $14 million after-tax, for the three and nine months ended September 30, 2011 in "Other Income (Expense) - net" on the Statement of Income as a result of accelerated amortization of the fair value adjustments to the debt in connection with previously settled fair value hedges.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At September 30, 2012, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair values of these contracts were recorded as liabilities of $62 million and $60 million at September 30, 2012 and December 31, 2011 with equal offsetting amounts recorded as regulatory assets.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at September 30, 2012 had a notional amount of £163 million (approximately $263 million based on contracted rates).  The settlement dates of these contracts range from December 2012 through November 2013.  The net fair value of these contracts at September 30, 2012 was insignificant and at December 31, 2011 was an asset (liability) of $7 million.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into a GBP intercompany loan payable with a PPL WEM subsidiary that has a GBP functional currency.  The loan qualifies as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loan for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of AOCI.  At September 30, 2012, the intercompany loan outstanding was £62 million (approximately $100 million based on spot rates).

For the three and nine months ended September 30, 2012 and 2011, PPL recognized insignificant amounts of activity in the foreign currency translation adjustment component of AOCI.  At September 30, 2012, PPL included $15 million of accumulated net investment hedge gains (losses), after-tax, in the foreign currency translation adjustment component of AOCI, compared to $19 million of gains (losses), after-tax, recorded by PPL at December 31, 2011.

Cash Flow Hedges

PPL held no foreign currency derivatives that qualified as cash flow hedges during the three and nine months ended September 30, 2012 and 2011.

Fair Value Hedges

PPL held no foreign currency derivatives that qualified as fair value hedges during the three and nine months ended September 30, 2012 and 2011.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At September 30, 2012, the total exposure hedged by PPL was approximately £1.2 billion (approximately $1.9 billion based on contracted rates) and the net fair value of these positions was an asset (liability) of $(35) million.  These contracts had termination dates ranging from October 2012 through November 2014.  Realized and unrealized gains (losses) on these contracts are included in "Other Income (Expense) - net" on the Statements of Income and were $(47) million and $(40) million for the three and nine months ended September 30, 2012.  At December 31, 2011, the total exposure hedged by PPL was £288 million and the net fair value of these positions was an asset (liability) of $11 million.  Realized and unrealized gains (losses) were $11 million for the three and nine months ended September 30, 2011.

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

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met, except for the change in fair value of LG&E's interest rate swaps that are recognized as regulatory assets.  See Note 6 for amounts recorded in regulatory assets at September 30, 2012 and December 31, 2011.

See Notes 1 and 19 in each Registrant's 2011 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps		$16		$5	$3	$3		$5
Cross-currency swaps	$1	2				2
Foreign currency
contracts		1		19	7		$11
Commodity contracts	66	1	$1,701	1,140	872	3	1,655	1,557
Total current	67	20	1,701	1,164	882	8	1,666	1,562
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps		5		57				55
Cross-currency swaps	23				24
Foreign currency
contracts				16
Commodity contracts	30	1	807	805	42	2	854	783
Total noncurrent	53	6	807	878	66	2	854	838
Total derivatives	$120	$26	$2,508	$2,042	$948	$10	$2,520	$2,400

(a)	$479 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2012 and December 31, 2011.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $231 million and $527 million at September 30, 2012 and December 31, 2011.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $491 million and $695 million at September 30, 2011 and December 31, 2010.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets for the periods ended September 30, 2012.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense	$(1)		$1	$3

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(6)	$(28)	Interest expense	$(4)		$(13)
			Other income
			(expense) - net	1		1
Cross-currency swaps	(49)	(3)	Interest expense			(1)
			Other income
			(expense) - net	(40)		(12)
Commodity contracts		99	Wholesale energy
			marketing	174		673	$(1)
			Depreciation	1		2
			Energy purchases	(20)	$1	(105)	(2)
Total	$(55)	$68		$112	$1	$545	$(3)

Net Investment Hedges:
Foreign currency contracts	$(4)	$(5)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$(47)	$(40)
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated retail electric and gas	(3)	20
	Wholesale energy marketing	(476)	900
	Net energy trading margins (a)	(10)	12
	Fuel	6
	Energy purchases	364	(717)
	Total	$(168)	$171

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(9)	$(3)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense		$2	$5	$23
		Other income
		(expense) - net			22	22

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(52)	$(51)	Interest expense	$(4)		$(10)	$(13)
Cross-currency swaps	46	13	Interest expense			3
			Other income
			(expense) - net	32		49
Commodity contracts	66	116	Wholesale energy
			marketing	163	$(9)	530	(31)
			Fuel	1		1
			Depreciation	1		1
			Energy purchases	(42)		(159)	1
Total	$60	$78		$151	$(9)	$415	$(43)

Net Investment Hedges:
Foreign currency contracts	$5	$4
Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$11	$66
Interest rate swaps	Interest expense	(2)	(6)
Commodity contracts	Utility	1	(2)
	Unregulated retail electric and gas	6	11
	Wholesale energy marketing	193	167
	Net energy trading margins (a)	(2)	9
	Fuel	(27)	(12)
	Energy purchases	(192)	(156)
	Total	$(12)	$77

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets	$(22)	$(23)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	$66	$1	$1,701	$1,140	$872	$3	$1,655	$1,557
Total current	66	1	1,701	1,140	872	3	1,655	1,557
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	30	1	807	805	42	2	854	783
Total noncurrent	30	1	807	805	42	2	854	783
Total derivatives	$96	$2	$2,508	$1,945	$914	$5	$2,509	$2,340

(a)	$479 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2012 and December 31, 2011.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $312 million and $605 million at September 30, 2012 and December 31, 2011.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $539 million and $733 million at September 30, 2011 and December 31, 2010.  At September 30, 2011, AOCI reflects the effect of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the nine months ended September 30, 2012.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Wholesale energy
Commodity contracts		$99	marketing	$174		$673	$(1)
			Depreciation			1
			Energy purchases	(20)	$1	(105)	(2)
Total		$99		$154	$1	$569	$(3)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Commodity contracts	Unregulated retail electric and gas	$(3)	$20
	Wholesale energy marketing	(476)	900
	Net energy trading margins (a)	(10)	12
	Fuel	6
	Energy purchases	364	(717)
	Total	$(119)	$215

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2011.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense				$1

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts	$66	$116	marketing	$163	$(9)	$530	$(31)
			Fuel	1		1
			Depreciation	1		1
			Energy purchases	(42)		(159)	1
Total	$66	$116		$123	$(9)	$373	$(30)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Commodity contracts	Unregulated retail electric and gas	$6	$11
	Wholesale energy marketing	193	167
	Net energy trading margins (a)	(2)	9
	Fuel	(27)	(12)
	Energy purchases	(192)	(156)
	Total	$(22)	$19

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE and LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Other Current
Assets/Liabilities (a):
Interest rate swaps				$5				$5
Total current				5				5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				57				55
Total noncurrent				57				55
Total derivatives				$62				$60

(a)	Represents the location on the Balance Sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended September 30, 2012.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets	$1	$(2)

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets for the periods ended September 30, 2011.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)
Commodity contracts	Operating revenues	1	(2)
	Total	$(1)	$(8)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets	$(22)	$(23)

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

At September 30, 2012, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit contingent provisions	$225	$127	$40	$40
Aggregate fair value of collateral posted on these derivative instruments	33	1	32	32
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	201	134	9	9

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 was primarily due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2011	$497	$359	$118	$57	$61
Accretion expense	27	21	5	2	3
Obligations incurred	3	3
Changes in estimated cash flow or settlement date	(7)	(7)
Obligations settled	(7)	(5)	(2)	(2)
Balance at September 30, 2012	$513	$371	$121	$57	$64

Substantially all of the ARO balances are classified as noncurrent at September 30, 2012 and December 31, 2011.

(PPL, LKE, LG&E and KU)

Accretion and depreciation expense recorded by LG&E and KU is offset with a regulatory credit on the income statement, such that there is no net earnings impact.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $310 million and $292 million at September 30, 2012 and December 31, 2011.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the PPL Susquehanna nuclear plant.  The aggregate fair value of these assets was $711 million and $640 million at September 30, 2012 and December 31, 2011, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

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

	September 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$12			$12	$12			$12
Equity securities:
U.S. large-cap	219	$193		412	211	$146		357
U.S. mid/small-cap	30	29		59	29	23		52
Debt securities:
U.S. Treasury	85	10		95	76	10		86
U.S. government sponsored
agency	8	1		9	9	1		10
Municipality	79	5	$1	83	80	4	$1	83
Investment-grade corporate	36	4		40	35	3		38
Other	2			2	2			2
Receivables/payables, net	(1)			(1)
Total NDT funds	470	242	1	711	454	187	1	640
Auction rate securities	20		1	19	25		1	24
Total	$490	$242	$2	$730	$479	$187	$2	$664

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$12			$12	$12			$12
Equity securities:
U.S. large-cap	219	$193		412	211	$146		357
U.S. mid/small-cap	30	29		59	29	23		52
Debt securities:
U.S. Treasury	85	10		95	76	10		86
U.S. government sponsored
agency	8	1		9	9	1		10
Municipality	79	5	$1	83	80	4	$1	83
Investment-grade corporate	36	4		40	35	3		38
Other	2			2	2			2
Receivables/payables, net	(1)			(1)
Total NDT funds	470	242	1	711	454	187	1	640
Auction rate securities	17		1	16	20		1	19
Total	$487	$242	$2	$727	$474	$187	$2	$659

There were no securities with credit losses at September 30, 2012 and December 31, 2011.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2012.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$11	$81	$61	$77	$230
Fair value	11	85	67	85	248

PPL Energy Supply
Amortized cost	$11	$81	$61	$74	$227
Fair value	11	85	67	82	245

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended September 30.

	Three Months		Nine Months
	2012	2011	2012	2011
PPL
Proceeds from sales of NDT securities (a)	$23	$34	$102	$134
Other proceeds from sales			5	163
Gross realized gains (b)	2	3	15	26
Gross realized losses (b)	2	4	8	15

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$23	$34	$102	$134
Other proceeds from sales			3
Gross realized gains (b)	2	3	15	26
Gross realized losses (b)	2	4	8	15

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL and its business strategy, a summary of Net Income Attributable to PPL Shareowners and a discussion of certain events related to PPL's results of operations and financial condition.

•
"Results of Operations" provides a review of results by reportable segment and a description of factors by segment expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

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

Business Strategy

PPL's overall strategy is to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations, and disciplined optimization of energy supply margins in its energy supply business while mitigating volatility in both cash flows and earnings.  In pursuing this strategy, PPL acquired LKE in November 2010 and WPD Midlands in April 2011.  These acquisitions have reduced PPL's overall business risk profile and reapportioned the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business and enhancing rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  As a result of these acquisitions, approximately 70% of PPL's assets were in its regulated businesses at September 30, 2012 and approximately 69% of "Net Income Attributable to PPL Shareowners" was from regulated businesses for the nine months ended September 30, 2012.

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

PPL's strategy for its competitive energy supply business is to optimize the value from its competitive generation and marketing portfolios.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price risk, counterparty credit risk and operational risk.

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

Financial and Operational Developments

Net Income Attributable to PPL Shareowners

Net Income Attributable to PPL Shareowners for the three and nine months ended September 30, 2012 was $355 million and $1.2 billion compared to $444 million and $1.0 billion for the same periods in 2011, representing a 20% decrease from and 12% increase over 2011.  Net Income Attributable to PPL Shareowners for the periods ended September 30 by segment was:

	Three Months		Nine Months
	2012	2011	2012	2011

Kentucky Regulated	$72	$78	$148	$184
U.K. Regulated (a)	202	138	563	231
Pennsylvania Regulated	33	28	95	116
Supply	48	200	361	510
Net Income Attributable to PPL Shareowners	$355	$444	$1,167	$1,041

EPS - basic	$0.61	$0.76	$2.00	$1.92
EPS - diluted	$0.61	$0.76	$2.00	$1.91

(a)
WPD Midlands was acquired on April 1, 2011 and its results are recorded on a one-month lag.  Therefore, the 2012 periods include three and nine months of WPD Midlands' results while the 2011 periods include three and five months of WPD Midlands' results.

The changes in Net Income Attributable to PPL Shareowners from period to period were, in part, attributable to certain items that management considers special.  See "Results of Operations" for further discussion of the results of PPL's business segments, details of special items and analysis of the consolidated results of operations.

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

	Average Utilization Factors (a)
	2009 - 2011	2012
Pennsylvania coal plants	89%	70%
Montana coal plants	87%	59%
Combined-cycle gas plants	70%	96%

(a)	All periods reflect the nine months ending September 30.

This reduction in coal-fired generation output had resulted in a surplus of coal inventory at certain of PPL Energy Supply's Pennsylvania coal plants.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $17 million and $29 million during the three and nine months ended September 30, 2012 to reduce its 2012 and 2013 contracted coal deliveries.  PPL Energy Supply will continue to manage its coal inventory to mitigate the financial impact and physical implications of an oversupply.

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

PPL's businesses are also subject to extensive federal, state and local environmental laws, rules and regulations.  Although PPL Energy Supply's competitive generation assets are well positioned to meet these requirements, certain regulated generation assets at LG&E and KU will require substantial capital investment.  See Note 10 to the Financial Statements in this Form 10-Q and Note 15 to the Financial Statements in PPL's 2011 Form 10-K for additional information on these requirements.  These requirements have resulted in LKE's anticipated retirement of six coal-fired units with a combined summer capacity rating of 797 MW by 2015.  See Notes 6 and 8 to the Financial Statements for additional information regarding the anticipated retirement of these units as well as certain regulatory approvals to build a combined-cycle natural gas facility in Kentucky.  In addition, PPL announced in September 2012 its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the Mercury and Air Toxics Standards.  The Corette plant's carrying value at September 30, 2012 was approximately $67 million.  Although the Corette plant was not determined to be impaired at September 30, 2012, it is reasonably possible that an impairment charge could be recorded in the fourth quarter of 2012 or in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

In light of these economic and market conditions, as well as current and projected environmental regulatory requirements, PPL considered whether certain of its other generating assets were impaired, and determined that no impairment charges were required at September 30, 2012.  PPL is unable to predict whether future environmental requirements or market conditions will result in impairment charges for other generating assets or additional retirements.

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

Susquehanna Turbine Blade Inspection

PPL previously announced that a shutdown of Unit 1 of its Susquehanna nuclear power plant in October 2012 will include an inspection of that unit's turbine blades that could lead to the finalization of a plan to resolve the issue of turbine blade cracking that was first identified in 2011.  Unit 1 is expected to resume operations by November 8, 2012.  PPL plans to take an inspection outage for Unit 2.  The projected pre-tax earnings impact of these inspections, including reduced energy-sales margins and possible repair expenses, is estimated in the range of $43 million to $58 million ($26 million to $35 million, after-tax), and the ultimate financial impact will depend on the duration of the Unit 2 outage.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 8 to the Financial Statements for additional information.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $21 million at September 30, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Tax Litigation

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed its petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition on October 29, 2012, and PPL is assessing what impact, if any, this development will have on its results of operations in the fourth quarter of 2012.  PPL expects the case to be decided before the end of the Supreme Court's current term in June 2013 and cannot predict the outcome of this matter.

Terminated Bluegrass CTs Acquisition

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also, in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the asset purchase agreement termination and potential future generation capacity options.

NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

Hurricane Sandy

In late October 2012, PPL Electric experienced widespread significant damage to its transmission and distribution network from Hurricane Sandy.  The total costs associated with the restoration efforts are still being finalized but are estimated to be in excess of $60 million.  PPL Electric has insurance coverage that could cover a portion of the costs incurred from Hurricane Sandy.  PPL Electric will have the ability to file a request with the PUC for permission to defer for future recovery certain of the costs incurred to repair the distribution network in excess of the insurance coverage.  Costs incurred to repair the transmission network are recoverable through the FERC Formula Rate mechanism which is updated annually.

Regional Transmission Line Expansion Plan

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation.  Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be in service before the peak summer demand period of 2015.  The chosen route had previously been approved by the PUC and New Jersey Board of Public Utilities.  An appeal of the New Jersey Board of Public Utilities approval is pending before the New Jersey Superior Court Appellate Division.  PPL Electric cannot predict the ultimate outcome or timing of any further legal challenges to the project.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.

At September 30, 2012, PPL Electric's estimated share of the project cost was $560 million, an increase from approximately $500 million at December 31, 2011, due primarily to increased material costs.  See Note 8 in PPL's 2011 Form 10-K for additional information.

On October 9, 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line, three new substations and upgrades to adjacent facilities).  The incentives were specifically tailored to address the risks and challenges PPL Electric will face in building the project.  The FERC granted the incentive for inclusion of 100% of prudently incurred construction work in progress (CWIP) costs in rate base and denied the request for a 100 basis point adder to the return on equity incentive.  The order requires a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project.  PPL Electric estimates the project costs to be approximately $180 million.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation authorizing the PUC to approve regulatory procedures and mechanisms to provide more timely recovery of a utility's costs.  In the first quarter of 2012, the Governor signed an amended version of the legislation (Act 11 of 2012), which became effective April 14, 2012.  The legislation authorizes the PUC to approve two specific ratemaking mechanisms - a fully projected future test year and, subject to certain conditions, a distribution system improvements charge (DSIC).  Such alternative ratemaking procedures and mechanisms are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11 of 2012.  In September 2012, PPL Electric filed its Long Term Infrastructure Improvement Plan (LTIIP) describing projects eligible for inclusion in the DSIC.  In October 2012, several parties filed comments to the LTIIP but none of the comments requested evidentiary hearings on the LTIIP.  A decision on the LTIIP is expected in January 2013.  PPL Electric expects to file a petition requesting permission to establish a DSIC in January 2013 with rates proposed to be effective in April 2013.

FERC Formula Rates

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of approximately $50 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at September 30, 2012 and December 31, 2011.  In May 2012, the FERC issued an order approving PPL Electric's request effective June 1, 2012.

U.K. Tax Rate Change

In July 2012, the U.K. Finance Act of 2012 (the Act) was enacted.  The Act reduced the U.K.'s statutory income tax rate from 25% to 24%, effective April 1, 2012 and from 24% to 23%, effective April 1, 2013.  As a result of these changes, PPL recognized a deferred tax benefit of $74 million in the three and nine months ended September 30, 2012.

Ofgem Review of Line Loss Calculation

WPD has a $172 million liability recorded at September 30, 2012 compared with $170 million at December 31, 2011, calculated in accordance with Ofgem's accepted methodology, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology.  In July 2012, Ofgem issued a consultation paper regarding certain aspects of the preferred methodology as it relates to the DPCR4 line loss incentive/penalty and a proposal to delay the target date for making a final decision until April 2013 together with a proposal to remove the line loss incentive/penalty for DPCR5.  In October 2012, a license modification was issued to allow Ofgem to publish the final decisions on these matters by April 2013.  PPL cannot predict the outcome of this matter.

Equity Forward Contract

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase 591 thousand additional shares of PPL common stock solely to cover over-allotments.

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

The forward sale agreements are classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.  See Note 7 to the Financial Statements for additional information.

Redemption of PPL Electric Preference Stock

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Noncontrolling Interests" on PPL's Balance Sheet.

Results of Operations

The following discussion provides a review of results by reportable segment and a description of factors by segment expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

On April 1, 2011, PPL, through its subsidiary PPL WEM, completed its acquisition of WPD Midlands.  As PPL consolidates WPD Midlands on a one-month lag, consistent with its accounting policy on consolidation of foreign subsidiaries, PPL's 2011 results for the nine-month period include five months of WPD Midlands' results.  When discussing PPL's results of operations for 2012 compared with 2011, the results of WPD Midlands for both the three and nine-month periods (which includes PPL WEM for this purpose) are isolated for purposes of comparability.  Significant drivers, if any, are disclosed for the comparable three-month periods.  WPD Midlands' results are included within the U.K. Regulated segment (formerly the International Regulated segment, renamed in 2012).  See Note 8 to the Financial Statements for additional information regarding the acquisition.

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

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change

Utility revenues	$732	$736	(1)	$2,095	$2,140	(2)
Fuel	249	245	2	677	666	2
Energy purchases	27	32	(16)	135	179	(25)
Other operation and maintenance	186	187	(1)	589	566	4
Depreciation	87	84	4	259	249	4
Taxes, other than income	11	10	10	34	28	21
Total operating expenses	560	558		1,694	1,688
Other Income (Expense) - net	(4)		n/a	(14)	(1)	1,300
Interest Expense (a)	54	53	2	163	161	1
Income Taxes	42	46	(9)	70	105	(33)
Income (Loss) from Discontinued Operations		(1)	(100)	(6)	(1)	500
Net Income Attributable to PPL Shareowners	$72	$78	(8)	$148	$184	(20)

(a)
Includes allocated interest expense of $17 million and $51 million for the three and nine months ended September 30, 2012 and $17 million and $53 million for the three and nine months ended September 30, 2011 related to the 2010 Equity Units and interest rate swaps.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in gross margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Nine Months

Kentucky gross margins	$(4)	$(22)
Other operation and maintenance	3	(12)
Depreciation	(2)	(8)
Taxes, other than income	(1)	(6)
Other Income (Expense) - net	(4)	(13)
Other	(2)	(3)
Income Taxes	4	29
Special items, after-tax		(1)
Total	$(6)	$(36)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•	Higher other operation and maintenance for the nine-month period, primarily due to $12 million of higher coal plant maintenance costs resulting from an increased scope of scheduled plant outages.

•	Higher depreciation for the nine-month period, primarily due to PP&E additions.

•
Higher taxes, other than income for the nine-month period, primarily due to an increase in property taxes resulting from property additions, higher assessed values, and changes in property classifications to categories with higher tax rates.

•	Lower other income (expense) - net for the nine-month period, primarily due to losses from an equity method investment.

•	Lower income taxes for the nine-month period, primarily due to lower pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2012	2011	2012	2011

Adjusted energy-related economic activity, net, net of tax of $0, ($1), $0, $0	Utility Revenues		$1		$1
LKE acquisition-related adjustments:
Net operating loss carryforward and other tax-related adjustments	Income Taxes and Other O&M			$4
Other:
LKE discontinued operations, net of tax of $0, $1, $4, $0 (a)	Disc. Operations		(1)	(5)	(1)
Total				$(1)

(a)	The nine months ended September 30, 2012 includes an adjustment to an indemnification liability.

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by higher other operation and maintenance expense, higher depreciation, higher property taxes and losses from an equity method investment.

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  The proposed base rate increases would result in electric rate increases of 6.9% at LG&E and 6.5% at KU and a gas rate increase of 7.0% at LG&E and would be effective in January 2013.  LG&E's and KU's applications include requests for authorized returns-on-equity at LG&E and KU of 11% each.  In November 2012, the KPSC issued an order for a settlement conference to begin on November 13, 2012.  A hearing on the original application and subsequent testimony is scheduled to begin on November 27, 2012.  LG&E and KU cannot predict the outcome of these proceedings, including the possibility of any agreed stipulations or settlement, which would remain subject to KPSC approval.  A final order may be issued in December 2012 or January 2013.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

U.K. Regulated Segment

The U.K. Regulated segment consists primarily of the electric distribution operations of WPD in the U.K.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change

Utility revenues	$207	$194	7	$644	$613	5
Energy-related businesses	9	8	13	27	27
Total operating revenues	216	202	7	671	640	5
Other operation and maintenance	52	45	16	159	136	17
Depreciation	32	32		96	94	2
Taxes, other than income	13	14	(7)	39	40	(3)
Energy-related businesses	5	4	25	16	12	33
Total operating expenses	102	95	7	310	282	10
Other Income (Expense) - net	(49)	10	(590)	(39)	13	(400)
Interest Expense (a)	45	47	(4)	138	145	(5)
Income Taxes	(34)	(14)	143	6	14	(57)
WPD Midlands, net of tax (b)	151	118	28	392	183	114
WPD Midlands acquisition-related
adjustments, net of tax	(3)	(64)	(95)	(7)	(164)	(96)
Net Income Attributable to PPL Shareowners	$202	$138	46	$563	$231	144

(a)
Includes allocated interest expense of $12 million and $35 million for the three and nine months ended September 30, 2012 and $12 million and $26 million for the three and nine months ended September 30, 2011, primarily related to the 2011 Equity Units.

(b)
The nine months ended September 30, 2011 represent the results of operations of WPD Midlands for the period from the April 1, 2011 acquisition date through September 30, 2011, recorded on a one month lag.  These amounts exclude acquisition-related adjustments.  WPD Midlands' revenue from external customers was $312 million and $976 million for the three and nine months ended September 30, 2012 and $292 million and $499 million for the three and nine months ended September 30, 2011 (pre-tax).

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

	Three Months	Nine Months

PPL WW
Utility revenues	$20	$47
Other operation and maintenance	(6)	(24)
Interest expense	2	13
Other	(3)	(5)
Income taxes	4	8
WPD Midlands, after-tax	29	214
U.S.
Interest expense and other		(15)
Income taxes	(3)	(17)
Foreign currency exchange rates, after-tax (a)	(7)	(15)
Special items, after-tax	28	126
Total	$64	$332

(a)	Includes the effect of realized gains/(losses) on foreign currency economic hedges.

PPL WW

•	Higher utility revenues for the three-month period due to the April 1, 2012 price increase which resulted in $14 million of higher utility revenues and $3 million of lower regulatory recovery in 2011.

Higher utility revenues for the nine-month period due to the April 1, 2011 and 2012 price increases which resulted in $69 million of higher utility revenues, partially offset by $17 million of lower volumes due primarily to a downturn in the economy and the unfavorable effect of weather, and $8 million of lower regulatory recovery due to a 2012 charge to income for the over-recovery of revenues from customers.

•
Higher other operation and maintenance for the nine-month period primarily due to $15 million of higher pension expense resulting from an increase in amortization of actuarial losses and $8 million of higher network maintenance expense.

•	Lower interest expense for the nine-month period due to $11 million of lower interest expense on index-linked notes.

•	Lower income taxes for the three-month period primarily due to an income tax benefit related to the tax deductibility of interest on acquisition financing.

Lower income taxes for the nine-month period primarily due to a $13 million income tax benefit related to the tax deductibility of interest on acquisition financing, partially offset by higher income taxes of $8 million arising from higher pre-tax income.

WPD Midlands

•	Higher earnings for the three-month period due to the April 1, 2012 price increase, which resulted in $32 million of higher utility revenues.

•	The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.

U.S.

•
Higher interest expense and other for the nine-month period due to $13 million of higher interest expense associated with the 2011 Equity Units issued to finance the WPD Midlands acquisition due to 2012 including nine months of interest expense compared to five months in 2011.

•	Higher income taxes for the nine-month period due to $21 million of income tax benefits recorded in 2011 as a result of U.K. pension plan contributions.

Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates negatively affected earnings for the three and nine-month periods.  The weighted-average exchange rates for British pound sterling, including the effects of foreign currency economic hedges, were approximately $1.57 in 2012 and $1.63 in 2011 for the three-month period and $1.58 in 2012 and $1.61 in 2011 for the nine-month period.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2012	2011	2012	2011

Foreign currency-related economic hedges, net of tax of $18, ($3), $17, ($4) (a)	Other Income-net	$(30)	$8	$(28)	$8
WPD Midlands acquisition-related adjustments:
2011 Bridge Facility costs, net of tax of $0, $0, $0, $13 (b)	Interest Expense				(30)
Foreign currency loss on 2011 Bridge Facility, net of tax of $0, $0, $0, $19 (c)	Other Income-net				(38)
Net hedge gains, net of tax of $0, $0, $0, ($17) (c)	Other Income-net				38
Hedge ineffectiveness, net of tax of $0, $0, $0, $3 (d)	Interest Expense				(9)
U.K. stamp duty tax, net of tax of $0, $0, $0, $0 (e)	Other Income-net				(21)
Separation benefits, net of tax of $1, $22, $3, $24 (Note 8)	Other O&M	(1)	(64)	(9)	(68)
Other acquisition-related adjustments, net of tax of $0, ($2), ($1), $9	(f)	(2)		2	(36)
Other:
Change in U.K. tax rate (g)	Income Taxes	74	69	74	69
Total		$41	$13	$39	$(87)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)	Represents fees incurred in connection with establishing the 2011 Bridge Facility.
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

(f)
The nine months ended September 30, 2011 primarily includes $36 million, pre-tax, of advisory, accounting and legal fees which are reflected in "Other Income (Expense) - net" on the Statements of Income.  In addition, $9 million, pre-tax, of costs were recorded to "Other operation and maintenance" on the Statements of Income.

(g)
The U.K. Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.  The U.K. Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in the three and nine-month periods of 2012 and 2011.  WPD Midlands' portion of the deferred tax benefit was $42 million for both periods in 2012 and $35 million for both periods in 2011.

Outlook

Excluding special items, PPL projects higher segment earnings in 2012 compared with 2011, primarily driven by four additional months of earnings from WPD Midlands and higher electricity delivery revenue.  Partially offsetting these positive earnings drivers are higher other operation and maintenance expense, higher depreciation, higher interest expense, higher income taxes and a less favorable currency exchange rate.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Operating revenues
External	$443	$454	(2)	$1,303	$1,444	(10)
Intersegment	1	1		3	9	(67)
Total operating revenues	444	455	(2)	1,306	1,453	(10)
Energy purchases
External	137	171	(20)	410	591	(31)
Intersegment	23	5	360	61	15	307
Other operation and maintenance	148	146	1	431	402	7
Depreciation	41	38	8	119	108	10
Taxes, other than income	24	26	(8)	72	83	(13)
Total operating expenses	373	386	(3)	1,093	1,199	(9)
Other Income (Expense) - net	3	3		6	4	50
Interest Expense	25	26	(4)	73	74	(1)
Income Taxes	16	14	14	47	56	(16)
Net Income	33	32	3	99	128	(23)
Net Income Attributable to Noncontrolling Interests		4	(100)	4	12	(67)
Net Income Attributable to PPL Shareowners	$33	$28	18	$95	$116	(18)

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in gross delivery margins.

	Three Months	Nine Months

Pennsylvania gross delivery margins	$11	$1
Other operation and maintenance	(7)	(32)
Depreciation	(3)	(11)
Other	2	4
Income Taxes	(2)	9
Noncontrolling Interests	4	8
Total	$5	$(21)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance for the three-month period, primarily due to $9 million of higher payroll-related costs, $2 million of higher vegetation management costs and $2 million of higher corporate service costs, partially offset by $6 million of lower PUC-reportable storm costs.

Higher other operation and maintenance for the nine-month period, primarily due to $16 million of higher payroll-related costs, $10 million of higher vegetation management costs, $7 million of higher corporate service costs and $4 million of higher contractor costs, partially offset by $13 million of lower PUC-reportable storm costs.

•
Higher depreciation for the nine-month period, primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system and replace aging infrastructure.

•	Lower income taxes for the nine-month period, primarily due to lower pre-tax income.

•	Lower noncontrolling interests for the three and nine-month periods due to the preference stock redemption in June 2012.

Outlook

PPL projects lower segment earnings in 2012 compared with 2011, primarily driven by higher other operation and maintenance expense, higher depreciation and lower distribution revenue, which are expected to be partially offset by higher transmission revenue, lower financing costs, and lower income taxes.

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million effective January 1, 2013.  The proposed distribution rate increase would result in a 2.9% increase over PPL Electric's total rates at the time of the request.  PPL Electric's application includes a request for an authorized return-on-equity of 11.25%.  On October 19, 2012, the presiding Administrative Law Judge (ALJ) issued a decision recommending a rate increase of approximately $64 million, which represents an allowed return on equity of 9.74%.  Exceptions to the ALJ's recommendation are due November 8, 2012.  PPL Electric expects to file exceptions, together with certain other parties, to the ALJ's recommended decision.  The PUC, which is expected to issue its order on the rate request in December 2012, can accept, reject or modify the ALJ's recommendation.  PPL cannot predict the outcome of this proceeding.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A.  Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Supply Segment

The Supply segment primarily consists of the energy marketing and trading activities, as well as the competitive generation and development operations of PPL Energy Supply.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Energy revenues
External (a)	$567	$1,305	(57)	$3,673	$3,437	7
Intersegment	23	5	360	61	15	307
Energy-related businesses	133	132	1	346	360	(4)
Total operating revenues	723	1,442	(50)	4,080	3,812	7
Fuel (a)	321	358	(10)	728	826	(12)
Energy purchases
External (a)	(150)	335	(145)	1,288	746	73
Intersegment	1	2	(50)	2	3	(33)
Other operation and maintenance	215	191	13	750	707	6
Depreciation	81	66	23	229	194	18
Taxes, other than income	19	18	6	54	49	10
Energy-related businesses	129	131	(2)	339	356	(5)
Total operating expenses	616	1,101	(44)	3,390	2,881	18
Other Income (Expense) - net	6	22	(73)	15	41	(63)
Other-Than-Temporary Impairments		5	(100)	1	6	(83)
Interest Expense	62	59	5	163	159	3
Income Taxes	3	99	(97)	180	299	(40)
Income (Loss) from Discontinued Operations		1	(100)		3	(100)
Net Income	48	201	(76)	361	511	(29)
Net Income Attributable to Noncontrolling Interests		1	(100)		1	(100)
Net Income Attributable to PPL Shareowners	$48	$200	(76)	$361	$510	(29)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the following factors, which reflect reclassifications for items included in unregulated gross energy margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Nine Months

Unregulated gross energy margins	$(38)	$(125)
Other operation and maintenance	(23)	(42)
Depreciation	(15)	(35)
Other Income (Expense) - net	(18)	(30)
Other	7	1
Income Taxes	33	106
Discontinued operations, after-tax	(1)	2
Special items, after-tax	(97)	(26)
Total	$(152)	$(149)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance for the three-month period due to $8 million of higher costs at PPL Susquehanna, $7 million due to a planned outage at PPL Brunner Island in September 2012 and $4 million of higher costs from Ironwood as a result of the acquisition.

Higher other operation and maintenance for the nine-month period primarily due to $27 million of higher costs at PPL Susquehanna including refueling outage costs, payroll-related costs and timing of projects and $13 million of higher costs from Ironwood as a result of the acquisition.

•	Higher depreciation for the three and nine-month periods due to the impact of PP&E additions, and $7 million and $11 million due to the Ironwood Acquisition.

•	Lower other income (expense) - net for the three and nine-month periods primarily due to a $22 million gain on the redemption of debt in the third quarter of 2011.

•	Lower income taxes for the three-month period primarily due to lower pre-tax income.

Lower income taxes for the nine-month period due to lower pre-tax income, which reduced income taxes by $73 million,  $15 million of net deferred tax benefits from state tax adjustments recorded in 2012 and $11 million of Pennsylvania net operating loss valuation allowance adjustments recorded in 2011, driven primarily by the impact of bonus depreciation.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2012	2011	2012	2011

Adjusted energy-related economic activity, net, net of tax of $63, $8, ($16), ($2)	(a)	$(95)	$(10)	$23	$4
Impairments:
Emission allowances, net of tax of $0, $0, $0, $1	Other O&M				(1)
Renewable energy credits, net of tax of $0, $0, $0, $2	Other O&M				(3)
Adjustments - nuclear decommissioning trust investments, net of tax of $0, $2, ($2), $2	Other Income-net		(1)	1
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, $0, $0, $0	Disc. Operations				(2)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $0, $1	Interest Expense		(1)		(2)
Litigation settlement - spent nuclear fuel storage, net of tax of $0, ($2), $0, ($23) (b)	Fuel		4		33
Counterparty bankruptcy, net of tax of $0, $0, $5, $0 (c)	Other O&M			(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(d)			1
Ash basin leak remediation adjustment, net of tax of $0, $0, ($1), $0	Other O&M			1
Coal contract modification payments, net of tax of $7, $0, $12, $0 (e)	Fuel	(10)		(17)
Total		$(105)	$(8)	$3	$29

(a)	See "Reconciliation of Economic Activity" below.
(b)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the DOE's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits to fuel expense to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  The amounts recorded through September 2011 cover the costs incurred from 1998 through December 2010.

(c)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

(d)	Recorded in "Wholesale energy marketing - Realized" on the Statement of Income.
(e)	As a result of lower electricity and natural gas prices, coal unit utilization has decreased. Contract modification payments were incurred to reduce 2012 and 2013 contracted coal deliveries.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended September 30, from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months		Nine Months
	2012	2011	2012	2011
Operating Revenues
Unregulated retail electric and gas	$(13)	$4	$(15)	$9
Wholesale energy marketing	(716)	216	(322)	229
Operating Expenses
Fuel	3	(28)	(11)	(16)
Energy Purchases	569	(176)	420	(49)
Energy-related economic activity (a)	(157)	16	72	173
Option premiums (b)		6	1	17
Adjusted energy-related economic activity	(157)	22	73	190
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010	1	40	34	184
Adjusted energy-related economic activity, net, pre-tax	$(158)	$(18)	$39	$6

Adjusted energy-related economic activity, net, after-tax	$(95)	$(10)	$23	$4

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statements of Income.

Outlook

Excluding special items, PPL projects lower segment earnings in 2012 compared with 2011.  The decrease is primarily driven by lower energy margins as a result of lower energy and capacity prices and lower generation volumes, higher other operation and maintenance expense and higher depreciation.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's electric delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues, which include operating revenues associated with certain Supply segment businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain Supply segment businesses that are classified as discontinued operations.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to PPL's three non-GAAP financial measures for the periods ended September 30.

	2012 Three Months						2011 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$732	$443		$518	(c)	$1,693	$734	$454		$487	(c)	$1,675
PLR intersegment utility
revenue (expense) (d)		(23)	$23					(5)	$5
Unregulated retail
electric and gas			232	(14)	(g)	218			186	3	(g)	189
Wholesale energy marketing
Realized			1,074	2	(f)	1,076			897	10	(f)	907
Unrealized economic
activity				(716)	(g)	(716)				216	(g)	216
Net energy trading margins			(11)			(11)			(7)			(7)
Energy-related businesses				143		143				140		140
Total Operating Revenues	732	420	1,318	(67)		2,403	734	449	1,081	856		3,120

	2012 Three Months						2011 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)
Operating Expenses
Fuel	249		310	11	(e)	570	245		338	20	(e)	603
Energy purchases
Realized	27	137	418	1	(f)	583	32	171	119	40	(f)	362
Unrealized economic
activity				(569)	(g)	(569)				176	(g)	176
Other operation and
maintenance	28	25	1	596		650	26	30		679		735
Depreciation	13			265		278	12			240		252
Taxes, other than income		23	11	56		90		24	8	58		90
Energy-related businesses				137		137				135		135
Intercompany eliminations		(1)	1					(1)	1
Total Operating Expenses	317	184	741	497		1,739	315	224	466	1,348		2,353
Total	$415	$236	$577	$(564)		$664	$419	$225	$615	$(492)		$767

	2012 Nine Months						2011 Nine Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$2,095	$1,303		$1,614	(c)	$5,012	$2,139	$1,444		$1,112	(c)	$4,695
PLR intersegment utility
revenue (expense) (d)		(61)	$61					(15)	$15
Unregulated retail
electric and gas			638	(18)	(g)	620			509	8	(g)	517
Wholesale energy marketing
Realized			3,353	14	(f)	3,367			2,635	42	(f)	2,677
Unrealized economic
activity				(322)	(g)	(322)				229	(g)	229
Net energy trading margins			7			7			14			14
Energy-related businesses				380		380				387		387
Total Operating Revenues	2,095	1,242	4,059	1,668		9,064	2,139	1,429	3,173	1,778		8,519

Operating Expenses
Fuel	677		695	33	(e)	1,405	666		872	(46)	(e)	1,492
Energy purchases
Realized	135	410	1,669	39	(f)	2,253	179	591	496	201	(f)	1,467
Unrealized economic
activity				(420)	(g)	(420)				49	(g)	49
Other operation and
maintenance	76	74	12	1,933		2,095	67	77	13	1,884		2,041
Depreciation	39			774		813	37			660		697
Taxes, other than income		67	27	174		268		77	22	139		238
Energy-related businesses				363		363				368		368
Intercompany eliminations		(3)	2	1				(9)	3	6
Total Operating Expenses	927	548	2,405	2,897		6,777	949	736	1,406	3,261		6,352
Discontinued operations									12	(12)	(h)
Total	$1,168	$694	$1,654	$(1,229)		$2,287	$1,190	$693	$1,779	$(1,495)		$2,167

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and nine months ended September 30, 2012, include pre-tax losses of $17 million and $29 million related to coal contract modification payments.  The three and nine months ended September 30, 2011 include pre-tax credits of $6 million and $56 million for the spent nuclear fuel litigation settlement.

(f)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $1 million and $34 million related to the monetization of certain full-requirement sales contracts.  The three and nine months ended September 30, 2011 include net pre-tax losses of $40 million and $184 million related to the monetization of certain full-requirement sales contracts and net pre-tax gains of $6 million and $17 million related to the amortization of option premiums.

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

	Three Months			Nine Months
	2012	2011	Change	2012	2011	Change

Kentucky Gross Margins	$415	$419	$(4)	$1,168	$1,190	$(22)
PA Gross Delivery Margins by Component
Distribution	$185	$179	$6	$544	$560	$(16)
Transmission	51	46	5	150	133	17
Total	$236	$225	$11	$694	$693	$1

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$521	$530	$(9)	$1,417	$1,502	$(85)
Western U.S.	67	92	(25)	230	263	(33)
Net energy trading	(11)	(7)	(4)	7	14	(7)
Total	$577	$615	$(38)	$1,654	$1,779	$(125)

Kentucky Gross Margins

Margins decreased for the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to $16 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012, and $6 million of lower wholesale margins, as volumes were impacted by lower market prices.  Total heating degree days decreased 24% compared to the same period in 2011.

Pennsylvania Gross Delivery Margins

Distribution

Margins decreased for the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to an $18 million unfavorable effect of mild weather early in 2012.  The three and nine-month periods were impacted by a $7 million charge recorded in 2011 to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.

Transmission

Margins increased for the three and nine-month periods ended September 30, 2012, compared with the same periods in 2011, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

The changes in non-trading margins for the periods ended September 30, 2012 compared with 2011 were due to:

	Three Months	Nine Months

Baseload energy prices	$(44)	$(132)
Baseload capacity prices	3	(47)
Intermediate and peaking capacity prices	5	(22)
Impact of non-core generation facilities sold in the first quarter of 2011		(12)
Full-requirement sales contracts	3	(10)
Net economic availability of coal and hydroelectric units	(7)	12
Retail electric	5	12
Ironwood acquisition which eliminates tolling expense (a)	14	27
Nuclear generation volume (b)	11	93
Other	1	(6)
	$(9)	$(85)

(a)	See Note 8 to the Financial Statements for additional information.
(b)
Volumes were higher for the nine-month period due to a shorter outage period for blade inspections, an unplanned outage in March 2011 and an uprate in the third quarter of 2011.  Volumes were higher for the three-month period due to higher availability in 2012.

Western U.S.

Non-trading margins for the three and nine months ended September 30, 2012 compared with the same periods in 2011 were lower due to $14 million and $31 million of lower wholesale sales, including $10 million and $23 million related to the bankruptcy of SMGT.  The three-month period was also lower due to $5 million of higher fuel costs.

Utility Revenues

The increase (decrease) in utility revenues for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric (a)	$(11)	$(141)
LKE (b)	(4)	(45)
Total Domestic	(15)	(186)

U.K.:
PPL WW
Price (c)	14	69
Volume (d)	(2)	(17)
Recovery of allowed revenues (e)	3	(8)
Foreign currency exchange rates	(7)	(15)
Other	5	2
Total PPL WW	13	31
WPD Midlands (f)	20	472
Total U.K.	33	503
Total	$18	$317

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The three- and nine-month periods were impacted by a price increase effective April 1, 2012. The nine-month period was also impacted by a price increase effective April 1, 2011.
(d)	The decrease for the nine-month period is primarily due to the downturn in the economy and the unfavorable effect of weather.
(e)	The decrease for the nine-month period is primarily due to a 2012 charge to income for the over-recovery of revenues from customers.
(f)
The increase for the three-month period is primarily due to a price increase effective April 1, 2012.  The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2012 compared with 2011 were due to:

	Three Months	Nine Months
Domestic:
Uncollectible accounts (a)	$(5)	$11
LKE coal plant maintenance costs (b)	2	13
LKE storm costs (c)		6
PPL Susquehanna nuclear plant costs (d)	8	27
Ironwood Acquisition (e)	4	13
PUC-reportable storm costs, net of insurance recoveries	(3)	(18)
Costs at Western fossil and hydroelectric plants	(4)	(9)
Costs at Eastern fossil and hydroelectric plants (f)	9	(4)
Payroll-related costs - PPL Electric	9	16
Vegetation management	3	12
Stock based compensation	2	15
Other		20
U.K.:
PPL WW (g)	4	21
WPD Midlands (h)	(114)	(69)
Total	$(85)	$54

(a)
In October 2011, SMGT filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The increase for the nine-month period primarily reflects an $11 million increase to a reserve on SMGT unpaid amounts.

(b)	The increase for the nine-month period is primarily due to an increased scope of scheduled outages.
(c)	A credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs.
(d)	Primarily due to refueling outage costs, payroll-related costs and timing of projects.
(e)	There are no comparable amounts in the 2011 periods as the Ironwood Acquisition occurred in April 2012.
(f)	The increase for the three-month period is primarily due to a planned outage at PPL Brunner Island in September 2012.
(g)
The increase for the nine-month period includes $15 million of higher pension expense resulting from an increase in amortization of actuarial losses and $8 million of higher network maintenance expense.

(h)
The decrease for the three-month period is primarily due to lower charges recorded as a result of the acquisition, including $85 million for severance compensation, early retirement deficiency costs and outplacement services for employees separating from WPD Midlands and $5 million of other acquisition-related adjustments, and a decrease in pension costs of $6 million.  The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.  The nine-month period also reflects $81 million of lower charges recorded as a result of the acquisition for severance compensation, early retirement deficiency costs and outplacement services for employees separating from WPD Midlands and $12 million of lower other acquisition-related costs.

Depreciation

The increase (decrease) in depreciation expense for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Additions to PP&E	$16	$52
WPD Midlands (a)	6	59
Ironwood Acquisition (Note 8)	7	11
Other	(3)	(6)
Total	$26	$116

(a)	The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.

Taxes, Other Than Income

The increase in taxes, other than income for the nine months ended September 30, 2012 compared with 2011 was due to:

Nine Months

Pennsylvania gross receipts tax (a)	$(14)
Domestic property tax	7
WPD Midlands (b)	31
Other	6
Total	$30

(a)	The decrease for the nine-month period is primarily due to a decrease in taxable electric revenue. This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins."
(b)	The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Change in the fair value of economic foreign currency exchange contracts (Note 14)	$(58)	$(51)
Net hedge gains associated with the 2011 Bridge Facility (a)		(55)
Foreign currency loss on 2011 Bridge Facility (b)		57
Gain on redemption of debt (c)	(22)	(22)
WPD Midlands acquisition-related adjustments in 2011 (Note 8)		57
Earnings (losses) from equity method investments	(2)	(8)
Other	1	(7)
Total	$(81)	$(29)

(a)	Represents a gain on foreign currency contracts that hedged the repayment of the 2011 Bridge Facility borrowing.
(b)	Represents a foreign currency loss related to the repayment of the 2011 Bridge Facility borrowing.
(c)
In July 2011, as a result of PPL Electric's redemption of 7.125% Senior Secured Bonds due 2013, PPL recorded a gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.

See Note 12 to the Financial Statements for further details.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

2011 Bridge Facility costs related to financing the acquisition of WPD Midlands		$(43)
2011 Equity Units (a)		13
Long-term debt interest expense (b)	$(1)	(11)
Short-term debt interest expense (c)	(4)	(11)
Hedging activity and ineffectiveness	6	25
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(3)	(11)
Net amortization of debt discounts, premiums and issuance costs	(6)	(5)
WPD Midlands (d)	9	77
Ironwood Acquisition (Note 8)	4	8
Other	3	(6)
Total	$8	$36

(a)	Interest related to the issuance in April 2011 to support the WPD Midlands acquisition.
(b)
The decrease was primarily due to the redemption of $250 million of 7.0% Senior Notes due 2046 in July 2011 along with the repayment of $500 million of 6.4% Senior Notes and subsequent issuance of $500 million of 4.6% Senior Notes, both in the fourth quarter of 2011.

(c)	The decrease was primarily due to lower interest rates on 2012 short-term borrowings.
(d)	The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Lower pre-tax book income	$(108)	$(131)
State valuation allowance adjustments (a)	2	(9)
Federal and state tax reserve adjustments	(6)	(8)
Federal and state tax return adjustments		2
U.S. income tax on foreign earnings net of foreign tax credit (b)	9	27
Foreign tax reserve adjustments (c)		(5)
Net operating loss carryforward adjustments (d)		(9)
Depreciation not normalized (a)	(1)	1
WPD Midlands (e)	25	86
State deferred tax rate change (f)	(6)	(17)
Other	(8)	(2)
Total	$(93)	$(65)

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL recorded an $11 million state deferred income tax expense during the nine months ended September 30, 2011 related to valuation allowances.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.  The placed in-service deadline is extended to January 1, 2013 for property that exceeds $1 million, has a production period longer than one year and has a tax life of at least 10 years.
(b)	During the three and nine months ended September 30, 2011, PPL recorded a $7 million and $21 million federal income tax benefit related to U.K. pension contributions.
(c)	During the nine months ended September 30, 2012, PPL recorded a tax benefit following resolution of a U.K. tax issue related to interest expense.
(d)	During the nine months ended September 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(e)
The increase for the three-month period was due to an increase in pre-tax book income, which increased taxes by $30 million, partially offset by an incremental $6 million deferred tax benefit related to the 2012 U.K. Finance Act compared with the 2011 U.K. Finance Act.  The nine-month period ended September 30, 2012 is not comparable to 2011 as 2011 includes only five months of WPD Midlands' results.

(f)	During the three and nine months ended September 30, 2012, PPL recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Loss from discontinued operations increased by $8 million for the nine months ended September 30, 2012, compared with 2011.  The increase was primarily related to an adjustment to a liability for indemnifications related to the termination of the WKE lease in 2009.

Noncontrolling Interests

"Net Income Attributable to Noncontrolling Interests" decreased by $5 million and $9 million for the three and nine months ended September 30, 2012 compared with 2011.  The decrease is primarily due to PPL Electric's June 2012 redemption of all 2.5 million shares of its preference stock.  The price paid was the par value, without premium ($250 million in the aggregate).

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$946	$1,202
Short-term investments		16
	$946	$1,218
Short-term debt	$526	$578

At September 30, 2012, $360 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2011 Form 10-K for additional information on undistributed earnings of WPD.

The $256 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $2.1 billion;
•	the payment of $623 million of common stock dividends;
•	the redemption of preference stock of a subsidiary of $250 million;
•	the retirement of long-term debt of $105 million;
•	the Ironwood Acquisition for $84 million, net of cash acquired;
•	net cash provided by operating activities of $2.1 billion; and
•	proceeds of $824 million from the issuance of long-term debt.

PPL's cash provided by operating activities increased by $248 million for the nine months ended September 30, 2012 compared with 2011.  The increase was primarily due to:

•	an increase of $185 million in net income, when adjusted for non-cash components; and
•	a decrease of $39 million in defined benefit plan funding.

Credit Facilities

PPL maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At September 30, 2012, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

PPL Energy Supply Credit Facilities	$3,200		$594	$2,606
PPL Electric Credit Facilities (a)	400		1	399
LG&E Credit Facility	400			400
KU Credit Facilities (b)	598		198	400
Total Domestic Credit Facilities (c) (d)	$4,598		$793	$3,805

PPL WW Credit Facility (e)	£150	£107	n/a	£43
WPD (South West) Credit Facility (f)	245		n/a	245
WPD (East Midlands) Credit Facility	300			300
WPD (West Midlands) Credit Facility	300			300
Total WPD Credit Facilities (g)	£995	£107		£888

(a)	In April 2012, PPL Electric increased the capacity of its syndicated credit facility from $200 million to $300 million.

Committed capacity includes a $100 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $100 million from a commercial paper conduit sponsored by a financial institution.  At September 30, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was $100 million.  In July 2012, PPL Electric and the subsidiary reduced the capacity from $150 million and in September 2012 extended the agreement to September 2013.
(b)
In August 2012, the KU letter of credit facility agreement was amended and restated to allow for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

(c)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

(d)
In November 2012, the syndicated credit facilities were amended to extend the expiration dates to November 2017 for PPL Energy Supply, LG&E and KU and to October 2017 for PPL Electric.  In addition, LG&E increased the credit facility capacity to $500 million.

(e)	The amount outstanding at September 30, 2012 was a USD-denominated borrowing of $171 million, which equated to £107 million at the time of borrowing and bore interest at 0.8818%.
(f)
In January 2012, WPD (South West) entered into a £245 million 5-year syndicated credit facility to replace its previous £210 million 3-year syndicated credit facility.  Under the facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility and borrowings bear interest at LIBOR-based rates plus a margin.  The credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, in each case calculated in accordance with the credit facility.

(g)
At September 30, 2012, the U.S. dollar equivalent of unused capacity under WPD's committed credit facilities was $1.4 billion.  The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 16% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at September 30, 2012.

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At September 30, 2012, PPL Energy Supply had $355 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.48%.

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at September 30, 2012.

Long-term Debt and Equity Securities

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase 591 thousand additional shares of PPL common stock solely to cover over-allotments.

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

The forward sale agreements are classified as equity transactions.  As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements.  Prior to those settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the treasury stock method.

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 8 to the Financial Statements for information on the transaction and the long-term debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

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

In June 2012, PPL Capital Funding issued $400 million of 4.20% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $396 million, net of a discount and underwriting fees, which were used for general corporate purposes.

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Noncontrolling Interests" on PPL's Balance Sheet.

In August 2012, PPL Capital Funding redeemed at par, plus accrued interest, the $99 million outstanding principal amount of its 6.85% Senior Notes due 2047.

In August 2012, PPL Electric issued $250 million of 2.50% First Mortgage Bonds due 2022.  The notes may be redeemed at PPL Electric's option any time prior to maturity at make-whole redemption prices.  PPL Electric received proceeds of $247 million, net of a discount and underwriting fees.  The net proceeds were used to repay short-term indebtedness incurred to fund PPL Electric's redemption of its 6.25% Series Preference Stock in June 2012 and for other general corporate purposes.

In October 2012, PPL Capital Funding issued $400 million of 3.50% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $397 million, net of an underwriting discount and fees, which will be used to repay short-term debt obligations, including commercial paper borrowings and for general corporate purposes.

See Note 7 in PPL's 2011 Form 10-K for information on the 2010 Equity Units (with respect to which the related $1.150 billion of Notes are expected to be remarketed in 2013), the 2011 Bridge Facility, the 2011 Equity Units and the April 2011 issuance of common stock.

Common Stock Dividends

In August 2012, PPL declared its quarterly common stock dividend, payable October 1, 2012, at 36.0 cents per share (equivalent to $1.44 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

In May 2012, Fitch downgraded its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

In June 2012, Fitch assigned a rating and outlook to PPL Capital Funding's $400 million of 4.20% Senior Notes.

In August 2012, Fitch assigned a rating and outlook to PPL Electric's $250 million First Mortgage Bonds.

In August 2012, S&P and Moody's assigned a rating to PPL Electric's $250 million First Mortgage Bonds.

In October 2012, Fitch affirmed the long-term issuer default rating and senior unsecured rating of PPL WW, WPD (South Wales) and WPD (South West).

In October 2012, Moody's, S&P and Fitch assigned a rating to PPL Capital Funding's $400 million of 3.50% Senior Notes.

In October 2012, S&P affirmed its rating for PPL.

In November 2012, S&P revised its outlook for PPL Montana's Pass Through Certificates due 2020.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions that require PPL and PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2012.  At September 30, 2012, if PPL's and its subsidiaries' credit ratings had been below investment grade, PPL would have been required to prepay or post an additional $486 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  PPL has lowered its projected environmental capital spending for the period 2012 through 2016 by approximately $0.5 billion from the previously disclosed $3.4 billion projection of environmental capital spending included in PPL's 2011 Form 10-K.  The lower projected capital spending is based on current project evaluations and pricing contained in contracts executed to date for environmental construction projects.  PPL continues to evaluate potential new generation supply sources, including self-build options and power sourced from the market, as an alternative to installing additional emission control equipment at E.W. Brown, which is jointly dispatched for LG&E and KU, and in lieu of the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements.  PPL expects to complete its evaluation during the first half of 2013.  The outcome of that evaluation may lead to additional changes in projected capital spending.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic positions at September 30, 2012 and December 31, 2011 was a net asset/(liability) of $491 million and $(63) million.  The change in fair value is largely attributable to the dedesignation of cash flow hedges that are now classified as economic hedges.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts range in maturity through 2019.

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$961	$894	$1,082	$956
Contracts realized or otherwise settled during the period	(224)	(100)	(764)	(237)
Fair value of new contracts entered into during the period (a)	(11)	4	1	19
Other changes in fair value	(101)	46	306	106
Fair value of contracts outstanding at the end of the period	$625	$844	$625	$844

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at September 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$520	$94	$(19)	$7	$602
Prices based on significant unobservable inputs (Level 3)	11	8	4		23
Fair value of contracts outstanding at the end of the period	$531	$102	$(15)	$7	$625

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

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts range in maturity through 2017.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$17	$15	$(4)	$4
Contracts realized or otherwise settled during the period	17	(10)	16	(7)
Fair value of new contracts entered into during the period (a)	13	(2)	18	6
Other changes in fair value	(15)	4	2	4
Fair value of contracts outstanding at the end of the period	$32	$7	$32	$7

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

Unrealized gains of approximately $4 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$18	$11	$1		$30
Prices based on significant unobservable inputs (Level 3)	2				2
Fair value of contracts outstanding at the end of the period	$20	$11	$1		$32

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

	Trading VaR		Non-Trading VaR
	Nine Months	Twelve Months	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$6	$1	$10	$6
Average for the Period	3	3	9	5
High	8	6	11	7
Low	1	1	7	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2012.

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

At September 30, 2012, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at September 30, 2012 would increase the fair value of its debt portfolio by $609 million.

At September 30, 2012, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$618	$(21)	$(14)
Cross-currency swaps (d)	1,262	20	(180)
Economic hedges
Interest rate swaps (e)	179	(62)	(3)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at September 30, 2012 mature through 2024.

(d)
PPL utilizes cross-currency swaps to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.  The positions outstanding at September 30, 2012 mature through 2028.

(e)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at September 30, 2012 mature through 2033.

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

At September 30, 2012, PPL had the following foreign currency hedges outstanding:

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£163	$(1)	$(26)
Economic hedges (c)	1,199	(35)	(185)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding at September 30, 2012 mature through 2013.  Excludes the amount of an intercompany loan classified as a net investment hedge.  See Note 14 to the Financial Statements for additional information.

(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The positions outstanding at September 30, 2012 mature through 2014.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At September 30, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $49 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2011 Form 10-K for additional information.

Foreign Currency Translation

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation gain of $53 million for the nine months ended September 30, 2012, which primarily reflected a $93 million increase to PP&E offset by an increase of $40 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $154 million for the nine months ended September 30, 2011, which primarily reflected a $242 million increase to PP&E offset by an increase of $88 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

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

See Note 8 to the Financial Statements in this Form 10-Q and Note 10 to the Financial Statements in PPL's 2011 Form 10-K for information on PPL's April 2011 acquisition of WPD Midlands.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Energy Supply and its business strategy, a summary of Net Income Attributable to PPL Energy Supply Member and a discussion of certain events related to PPL Energy Supply's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

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

Business Strategy

PPL Energy Supply's overall strategy is to achieve disciplined optimization of energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its competitive generation and marketing portfolios.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price risk, counterparty credit risk and operational risk.

To manage financing costs and access to credit markets, a key objective of PPL Energy Supply's business strategy is to maintain a strong credit profile.  PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position.  In addition, PPL Energy Supply has financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Energy Supply Member

Net Income Attributable to PPL Energy Supply Member for the three and nine months ended September 30, 2012 was $54 million and $382 million compared to $169 million and $472 million for the same periods in 2011, representing decreases of 68% and 19% from the same periods in 2011.

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

	Average Utilization Factors (a)
	2009 - 2011	YTD 2012
Pennsylvania coal plants	89%	70%
Montana coal plants	87%	59%
Combined-cycle gas plants	70%	96%

(a)	All periods reflect the nine months ending September 30.

This reduction in coal-fired generation output had resulted in a surplus of coal inventory at certain of PPL Energy Supply's Pennsylvania coal plants.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $17 million and $29 million during the three and nine months ended September 30, 2012 to reduce its 2012 and 2013 contracted coal deliveries.  PPL Energy Supply will continue to manage its coal inventory to mitigate the financial impact and physical implications of an oversupply.

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

PPL Energy Supply's businesses are also subject to extensive federal, state and local environmental laws, rules and regulations.  PPL Energy Supply's competitive generation assets are well positioned to meet these requirements.  See Note 10 to the Financial Statements in this Form 10-Q and Note 15 to the Financial Statements in PPL Energy Supply's 2011 Form 10-K for additional information on these requirements.  As a result of these requirements, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the Mercury and Air Toxics Standards.  The Corette plant's carrying value at September 30, 2012 was approximately $67 million.  Although the Corette plant was not determined to be impaired at September 30, 2012, it is reasonably possible that an impairment charge could be recorded in the fourth quarter of 2012 or in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

In light of these economic and market conditions, as well as current and projected environmental regulatory requirements, PPL Energy Supply considered whether certain of its other generating assets were impaired, and determined that no impairment charges were required at September 30, 2012.  PPL Energy Supply is unable to predict whether future environmental requirements or market conditions will result in impairment charges for other generating assets or additional retirements.

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

Susquehanna Turbine Blade Inspection

PPL Energy Supply previously announced that a shutdown of Unit 1 of its Susquehanna nuclear power plant in October 2012 will include an inspection of that unit's turbine blades that could lead to the finalization of a plan to resolve the issue of turbine blade cracking that was first identified in 2011.  Unit 1 is expected to resume operations by November 8, 2012.  PPL Energy Supply plans to take an inspection outage for Unit 2.  The projected pre-tax earnings impact of these inspections, including reduced energy-sales margins and possible repair expenses, is estimated in the range of $43 million to $58 million ($26 million to $35 million, after-tax), and the ultimate financial impact will depend on the duration of the Unit 2 outage.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the operation of the facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 8 to the Financial Statements for additional information.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $21 million at September 30, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Results of Operations

The following discussion provides a summary of PPL Energy Supply's earnings and a description of factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Attributable to PPL Energy Supply Member for the periods ended September 30 was:

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income Attributable to PPL Energy Supply Member	$54	$169	$382	$472

The changes in the components of Net Income Attributable to PPL Energy Supply Member between these periods were due to the following factors, which reflect reclassifications for items included in unregulated gross energy margins and certain items that management considers special.  See additional detail of these special items in the tables below.

	Three Months	Nine Months

Unregulated gross energy margins	$(38)	$(125)
Other operation and maintenance	(11)	(27)
Depreciation	(11)	(25)
Other Income (Expense) - net		(10)
Interest Expense	8	24
Other	9	6
Income Taxes	25	90
Discontinued operations, after-tax		3
Special items, after-tax	(97)	(26)
Total	$(115)	$(90)

•	See "Statement of Income Analysis - Unregulated Gross Energy Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance for the three-month period primarily due to $8 million of higher costs at PPL Susquehanna, $7 million due to a planned outage at PPL Brunner Island in September 2012 and $4 million of higher costs from Ironwood as a result of the acquisition, partially offset by $9 million of trademark royalties with an affiliate in 2011 for which the agreement was terminated December 31, 2011.

Higher other operation and maintenance for the nine-month period primarily due to $27 million of higher costs at PPL Susquehanna including refueling outage costs, payroll-related costs and timing of projects, $17 million from higher systems-related costs and timing of projects and $13 million of higher costs from Ironwood as a result of the acquisition, partially offset by $26 million of trademark royalties with an affiliate in 2011 for which the agreement was terminated December 31, 2011.

•	Higher depreciation for the three and nine-month periods due to the impact of PP&E additions, including $7 million and $11 million due to the Ironwood Acquisition.

•	Lower other income (expense) - net for the nine-month period partly due to lower earnings on securities in the NDT funds.

•
Lower interest expense for the three and nine-month periods due to 2011 including the acceleration of deferred financing fees of $7 million related to the July 2011 redemption of $250 million of 7.00% Senior Notes.  In addition, the nine-month period was lower due to a $10 million impact of not replacing the $250 million of debt, a $7 million impact from $500 million in debt that matured in 2011 being replaced with debt at a lower interest rate, and a $10 million impact from less short-term debt in 2012, partially offset by an $8 million increase related to the debt assumed through consolidation as a result of the Ironwood Acquisition.

•	Lower income taxes for the three-month period primarily due to lower pre-tax income.

Lower income taxes for the nine-month period due to lower pre-tax income, which reduced income taxes by $67 million,  $15 million of net deferred tax benefits from state tax adjustments recorded in 2012 and $6 million of Pennsylvania net operating loss valuation allowance adjustments recorded in 2011, driven primarily by the impact of bonus depreciation.

The following after-tax gains (losses), which management considers special items, also impacted the results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2012	2011	2012	2011

Adjusted energy-related economic activity, net, net of tax of $63, $8, ($16), ($2)	(a)	$(95)	$(10)	$23	$4
Impairments:
Emission allowances, net of tax of $0, $0, $0, $1	Other O&M				(1)
Renewable energy credits, net of tax of $0, $0, $0, $2	Other O&M				(3)
Adjustments - nuclear decommissioning trust investments, net of tax of $0, $2, ($2), $2	Other Income-net		(1)	1
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, $0, $0, $0	Disc. Operations				(2)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, $0, $1	Interest Expense		(1)		(2)
Litigation settlement - spent nuclear fuel storage, net of tax of $0, ($2), $0, ($23) (b)	Fuel		4		33
Counterparty bankruptcy, net of tax of $0, $0, $5, $0 (c)	Other O&M			(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(d)			1
Ash basin leak remediation adjustment, net of tax of $0, $0, ($1), $0	Other O&M			1
Coal contract modification payments, net of tax of $7, $0, $12, $0 (e)	Fuel	(10)		(17)
Total		$(105)	$(8)	$3	$29
(a)	See "Reconciliation of Economic Activity" below.
(b)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the DOE's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits to fuel expense to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  The amounts recorded through September 2011 cover the costs incurred from 1998 through December 2010.

(c)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

(d)	Recorded in "Wholesale energy marketing - Realized" on the Statement of Income.
(e)	As a result of lower electricity and natural gas prices, coal unit utilization has decreased. Contract modification payments were incurred to reduce 2012 and 2013 contracted coal deliveries.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended September 30, from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months		Nine Months
	2012	2011	2012	2011
Operating Revenues
Unregulated retail electric and gas	$(13)	$4	$(15)	$9
Wholesale energy marketing	(716)	216	(322)	229
Operating Expenses
Fuel	3	(28)	(11)	(16)
Energy Purchases	569	(176)	420	(49)
Energy-related economic activity (a)	(157)	16	72	173
Option premiums (b)		6	1	17
Adjusted energy-related economic activity	(157)	22	73	190
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010	1	40	34	184
Adjusted energy-related economic activity, net, pre-tax	$(158)	$(18)	$39	$6

Adjusted energy-related economic activity, net, after-tax	$(95)	$(10)	$23	$4

(a)	See Note 14 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statements of Income.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2012 compared with 2011.  The decrease is primarily driven by lower energy margins as a result of lower energy and capacity prices and lower generation volumes, higher other operation and maintenance expense and higher depreciation.

Earnings in 2012 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Energy Supply's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues, which include operating revenues associated with certain PPL Energy Supply businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain PPL Energy Supply businesses that are classified as discontinued operations.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage PPL Energy Supply's operations, analyze actual results compared with budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply for the periods ended September 30.

	2012 Three Months				2011 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$1,074	$2	(c)	$1,076	$897	$10	(c)	$907
Unrealized economic activity		(716)	(d)	(716)		216	(d)	216
Wholesale energy marketing
to affiliate	23			23	5			5
Unregulated retail electric and gas	232	(13)	(d)	219	186	4	(d)	190
Net energy trading margins	(11)			(11)	(7)			(7)
Energy-related businesses		128		128		130		130
Total Operating Revenues	1,318	(599)		719	1,081	360		1,441

	2012 Three Months				2011 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Expenses
Fuel	310	11	(e)	321	338	20	(e)	358
Energy purchases
Realized	418	3	(c)	421	119	42	(c)	161
Unrealized economic activity		(569)	(d)	(569)		176	(d)	176
Energy purchases from affiliate	1			1	1			1
Other operation and maintenance	1	219		220		208		208
Depreciation		73		73		62		62
Taxes, other than income	11	7		18	8	10		18
Energy-related businesses		125		125		130		130
Total Operating Expenses	741	(131)		610	466	648		1,114
Total	$577	$(468)		$109	$615	$(288)		$327

	2012 Nine Months				2011 Nine Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$3,353	$14	(c)	$3,367	$2,635	$42	(c)	$2,677
Unrealized economic activity		(322)	(d)	(322)		229	(d)	229
Wholesale energy marketing
to affiliate	61			61	15			15
Unregulated retail electric and gas	638	(15)	(d)	623	509	9	(d)	518
Net energy trading margins	7			7	14			14
Energy-related businesses		336		336		354		354
Total Operating Revenues	4,059	13		4,072	3,173	634		3,807

Operating Expenses
Fuel	695	33	(e)	728	872	(46)	(e)	826
Energy purchases
Realized	1,669	46	(c)	1,715	496	205	(c)	701
Unrealized economic activity		(420)	(d)	(420)		49	(d)	49
Energy purchases from affiliate	2			2	3			3
Other operation and maintenance	12	757		769	13	728		741
Depreciation		206		206		181		181
Taxes, other than income	27	26		53	22	28		50
Energy-related businesses		326		326		350		350
Total Operating Expenses	2,405	974		3,379	1,406	1,495		2,901
Discontinued Operations					12	(12)	(f)
Total	$1,654	$(961)		$693	$1,779	$(873)		$906

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $1 million and $34 million related to the monetization of certain full-requirement sales contracts.  The three and nine months ended September 30, 2011 include net pre-tax losses of $40 million and $184 million related to the monetization of certain full-requirement sales contracts and net pre-tax gains of $6 million and $17 million related to the amortization of option premiums.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and nine months ended September 30, 2012 include pre-tax losses of $17 million and $29 million related to coal contract modification payments.  The three and nine months ended September 30, 2011 include pre-tax credits of $6 million and $56 million for the spent nuclear fuel litigation settlement.

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

	Three Months			Nine Months
	2012	2011	Change	2012	2011	Change

Non-trading
Eastern U.S.	$521	$530	$(9)	$1,417	$1,502	$(85)
Western U.S.	67	92	(25)	230	263	(33)
Net energy trading	(11)	(7)	(4)	7	14	(7)
Total	$577	$615	$(38)	$1,654	$1,779	$(125)

Eastern U.S.

The changes in non-trading margins for the periods ended September 30, 2012 compared with 2011 were due to:

	Three Months	Nine Months

Baseload energy prices	$(44)	$(132)
Baseload capacity prices	3	(47)
Intermediate and peaking capacity prices	5	(22)
Impact of non-core generation facilities sold in the first quarter of 2011		(12)
Full-requirement sales contracts	3	(10)
Net economic availability of coal and hydroelectric units	(7)	12
Retail electric	5	12
Ironwood acquisition which eliminates tolling expense (a)	14	27
Nuclear generation volume (b)	11	93
Other	1	(6)
Total	$(9)	$(85)

(a)	See Note 8 to the Financial Statements for additional information.
(b)
Volumes were higher for the nine-month period due to a shorter outage period for blade inspections, an unplanned outage in March 2011 and an uprate in the third quarter of 2011.  Volumes were higher for the three-month period due to higher availability in 2012.

Western U.S.

Non-trading margins for the three and nine months ended September 30, 2012 compared with the same periods in 2011 were lower due to $14 million and $31 million of lower wholesale sales, including $10 million and $23 million related to the bankruptcy of SMGT.  The three-month period was also lower due to $5 million of higher fuel costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Susquehanna nuclear plant costs (a)	$8	$27
Uncollectible accounts (b)	(2)	9
Ironwood acquisition (c)	4	13
Costs at Western fossil and hydroelectric plants	(4)	(9)
Costs at Eastern fossil and hydroelectric plants (d)	9	(4)
Gain on disposition of RECs	(2)	(8)
Trademark royalties (e)	(9)	(26)
Corporate service costs (f)	5	19
Other	3	7
Total	$12	$28

(a)	Primarily due to refueling outage costs, payroll-related costs and timing of projects.
(b)
In October 2011, SMGT filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The increase for the nine-month period primarily reflects an $11 million increase to a reserve on SMGT unpaid amounts.

(c)	There are no comparable amounts in the 2011 periods as the Ironwood Acquisition occurred in April 2012.
(d)	Increase for the three-month period primarily due to a planned outage at PPL Brunner Island in September 2012.
(e)	In 2011, PPL Energy Supply was charged trademark royalties by an affiliate. The agreement was terminated December 31, 2011.
(f)	Primarily due to systems-related costs and timing of projects.

Depreciation

The increase (decrease) in depreciation expense for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Additions to PP&E	$4	$14
Ironwood Acquisition (Note 8)	7	11
Total	$11	$25

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Long-term debt interest expense (a)	$(3)	$(13)
Short-term debt interest expense (b)	(3)	(10)
Ironwood Acquisition (Note 8)	4	8
Net amortization of debt discounts, premiums and issuance costs (c)	(8)	(9)
Other	1	(3)
Total	$(9)	$(27)

(a)
The decrease was primarily due to the redemption of $250 million of 7.0% Senior Notes due 2046 in July 2011 along with the repayment of $500 million of 6.4% Senior Notes and subsequent issuance of $500 million of 4.6% Senior Notes, both in the fourth quarter of 2011.

(b)	The decrease was primarily due to lower interest rates on 2012 short-term borrowings.
(c)	The three and nine-month periods include the impact of accelerating the amortization of deferred financing fees of $7 million in 2011, due to the July 2011 redemption.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Lower pre-tax book income	$(82)	$(80)
State valuation allowance adjustments (a)	2	(4)
State deferred tax rate change (b)	(6)	(17)
Other	(2)	(2)
Total	$(88)	$(103)

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation, PPL Energy Supply recorded $6 million of state deferred income tax expense during the nine months ended September 30, 2011 related to valuation allowances on state net operating loss carryforwards.

(b)	During the three and nine months ended September 30, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$432	$379
Short-term debt	$355	$400

The $53 million increase in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	net cash provided by operating activities of $674 million;
•      contributions from Member of $472 million;
•	a net decrease in notes receivable from affiliate of $198 million;
•	distributions to Member of $733 million;
•	capital expenditures of $460 million; and
•	the Ironwood Acquisition for $84 million, net of cash acquired.

PPL Energy Supply's cash provided by operating activities increased by $234 million for the nine months ended September 30, 2012, compared with 2011.  This was primarily due to a $177 million increase in cash from components of working capital (primarily due to changes in counterparty collateral, partially offset by changes in unbilled revenues and accrued taxes) and a $66 million decrease in defined benefit plan funding.

Credit Facilities

PPL Energy Supply maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At September 30, 2012, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

Syndicated Credit Facility (a)	$3,000		$468	$2,532
Letter of Credit Facility	200	n/a	126	74
Total PPL Energy Supply Credit Facilities (b)	$3,200		$594	$2,606

(a)	In November 2012, PPL Energy Supply amended its syndicated credit facility to extend the expiration date to November 2017.
(b)
The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At September 30, 2012, PPL Energy Supply had $355 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.48%.

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

The rating agencies took the following actions related to PPL Energy Supply and its subsidiaries:

In January 2012, S&P affirmed its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

Following the announcement of the then-pending acquisition of AES Ironwood, L.L.C. in February 2012, the rating agencies took the following actions:

•	In March 2012, Moody's placed AES Ironwood, L.L.C.'s senior secured bonds under review for possible ratings upgrade.

•	In April 2012, S&P affirmed the rating of AES Ironwood, L.L.C.'s senior secured bonds.

•	In May 2012, Fitch downgraded its rating and revised its outlook for PPL Montana's Pass Through Certificates due 2020.

•	In November 2012, S&P revised its outlook for PPL Montana's Pass Through Certificates due 2020.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions that require PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2012.  At September 30, 2012, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to prepay or post an additional $341 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic positions at September 30, 2012 and December 31, 2011 was a net asset/(liability) of $491 million and $(63) million.  The change in fair value is largely attributable to the dedesignation of cash flow hedges that are now classified as economic hedges.  See Note 14 to the Financial Statements for additional information.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$961	$896	$1,082	$958
Contracts realized or otherwise settled during the period	(224)	(99)	(764)	(234)
Fair value of new contracts entered into during the period (a)	(11)	4	1	19
Other changes in fair value	(101)	43	306	101
Fair value of contracts outstanding at the end of the period	$625	$844	$625	$844

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at September 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$520	$94	$(19)	$7	$602
Prices based on significant unobservable inputs (Level 3)	11	8	4		23
Fair value of contracts outstanding at the end of the period	$531	$102	$(15)	$7	$625

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

	Gains (Losses)
	Three Months		Nine Months
	2012	2011	2012	2011

Fair value of contracts outstanding at the beginning of the period	$17	$15	$(4)	$4
Contracts realized or otherwise settled during the period	17	(10)	16	(7)
Fair value of new contracts entered into during the period (a)	13	(2)	18	6
Other changes in fair value	(15)	4	2	4
Fair value of contracts outstanding at the end of the period	$32	$7	$32	$7

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

Unrealized gains of approximately $4 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$18	$11	$1		$30
Prices based on significant unobservable inputs (Level 3)	2				2
Fair value of contracts outstanding at the end of the period	$20	$11	$1		$32

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

	Trading VaR		Non-Trading VaR
	Nine Months	Twelve Months	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$6	$1	$10	$6
Average for the Period	3	3	9	5
High	8	6	11	7
Low	1	1	7	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2012.

Interest Rate Risk

PPL Energy Supply and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at September 30, 2012.

At September 30, 2012, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at September 30, 2012 would increase the fair value of its debt portfolio by $56 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At September 30, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $49 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Electric and its business strategy, a summary of Net Income Available to PPL and a discussion of certain events related to PPL Electric's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Electric is an electricity transmission and distribution service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

Business Strategy

PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the most efficient cost while maintaining high quality customer service and reliability.  PPL Electric anticipates that it will have significant capital expenditure requirements for at least the next five years.  In order to manage financing costs and access to credit markets, a key objective for PPL Electric's business strategy is to maintain a strong credit profile.  PPL Electric continually focuses on maintaining an appropriate capital structure and liquidity position.

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

Financial and Operational Developments

Net Income Available to PPL

Net Income Available to PPL for the three and nine months ended September 30, 2012 was $33 million and $95 million compared to $28 million and $116 million for the same periods in 2011, representing an 18% increase over and an 18% decrease from the same periods in 2011.

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

Hurricane Sandy

In late October 2012, PPL Electric experienced widespread significant damage to its transmission and distribution network from Hurricane Sandy.  The total costs associated with the restoration efforts are still being finalized but are estimated to be in excess of $60 million.  PPL Electric has insurance coverage that could cover a portion of the costs incurred from Hurricane Sandy.  PPL Electric will have the ability to file a request with the PUC for permission to defer for future recovery certain of the costs incurred to repair the distribution network in excess of the insurance coverage.  Costs incurred to repair the transmission network are recoverable through the FERC Formula Rate mechanism which is updated annually.

Regional Transmission Line Expansion Plan

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation.  Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be in service before the peak summer demand period of 2015.  The chosen route had previously been approved by the PUC and New Jersey Board of Public Utilities.  An appeal of the New Jersey Board of Public Utilities approval is pending before the New Jersey Superior Court Appellate Division.  PPL Electric cannot predict the ultimate outcome or timing of any further legal challenges to the project.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.

At September 30, 2012, PPL Electric's estimated share of the project cost was $560 million, an increase from approximately $500 million at December 31, 2011, due primarily to increased material costs.  See Note 8 in PPL Electric's 2011 Form 10-K for additional information.

On October 9, 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line, three new substations and upgrades to adjacent facilities).  The incentives were specifically tailored to address the risks and challenges PPL Electric will face in building the project.  The FERC granted the incentive for inclusion of 100% of prudently incurred construction work in progress (CWIP) costs in rate base and denied the request for a 100 basis point adder to the return on equity incentive.  The order requires a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project.  PPL Electric estimates the project costs to be approximately $180 million.

Legislation - Regulatory Procedures and Mechanisms

In June 2011, the Pennsylvania House Consumer Affairs Committee approved legislation authorizing the PUC to approve regulatory procedures and mechanisms to provide more timely recovery of a utility's costs.  In the first quarter of 2012, the Governor signed an amended version of the legislation (Act 11 of 2012), which became effective April 14, 2012.  The legislation authorizes the PUC to approve two specific ratemaking mechanisms - a fully projected future test year and, subject to certain conditions, a distribution system improvements charge (DSIC).  Such alternative ratemaking procedures and mechanisms are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11 of 2012.

In September 2012, PPL Electric filed its Long Term Infrastructure Improvement Plan (LTIIP) describing projects eligible for inclusion in the DSIC.  In October 2012, several parties filed comments to the LTIIP but none of the comments requested evidentiary hearings on the LTIIP.  A decision on the LTIIP is expected in January 2013.  PPL Electric expects to file a petition requesting permission to establish a DSIC in January 2013 with rates proposed to be effective in April 2013.

FERC Formula Rates

In March 2012, PPL Electric filed a request with the FERC seeking recovery, over a 34-year period beginning in June 2012, of its unrecovered regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  A regulatory asset of approximately $50 million related to this transition, classified as taxes recoverable through future rates, is included in "Other Noncurrent Assets - Regulatory assets" on the Balance Sheets at September 30, 2012 and December 31, 2011.  In May 2012, the FERC issued an order approving PPL Electric's request effective June 1, 2012.

Results of Operations

The following discussion provides a summary of PPL Electric's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Available to PPL for the periods ended September 30 was:

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income Available to PPL	$33	$28	$95	$116

The changes in the components of Net Income Available to PPL between these periods were due to the following factors which reflect reclassifications for items included in gross delivery margins.

	Three Months	Nine Months

Pennsylvania gross delivery margins	$11	$1
Other operation and maintenance	(7)	(32)
Depreciation	(3)	(11)
Other	2	4
Income Taxes	(2)	9
Distributions on preference stock	4	8
Total	$5	$(21)

•	See "Statement of Income Analysis - Pennsylvania Gross Delivery Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance for the three-month period, primarily due to $9 million of higher payroll-related costs, $2 million of higher vegetation management costs and $2 million of higher corporate service costs, partially offset by $6 million of lower PUC-reportable storm costs.

Higher other operation and maintenance for the nine-month period, primarily due to $16 million of higher payroll-related costs, $10 million of higher vegetation management costs, $7 million of higher corporate service costs and $4 million of higher contractor costs, partially offset by $13 million of lower PUC-reportable storm costs.

•
Higher depreciation for the nine-month period, primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system and replace aging infrastructure.

•	Lower income taxes for the nine-month period, primarily due to lower pre-tax income.

•	Lower distributions on preference stock for the three and nine month periods due to the preference stock redemption in June 2012.

Outlook

PPL Electric projects lower earnings in 2012 compared with 2011, primarily driven by higher other operation and maintenance expense, higher depreciation and lower distribution revenue, which are expected to be partially offset by higher transmission revenue, lower financing costs, and lower income taxes.

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million effective January 1, 2013.  The proposed distribution rate increase would result in a 2.9% increase over PPL Electric's total rates at the time of the request.  PPL Electric's application includes a request for an authorized return-on-equity of 11.25%.  On October 19, 2012, the presiding Administrative Law Judge (ALJ) issued a decision recommending a rate increase of approximately $64 million, which represents an allowed return on equity of 9.74%.  Exceptions to the ALJ's recommendation are due November 8, 2012.  PPL Electric expects to file exceptions, together with certain other parties, to the ALJ's recommended decision.  The PUC, which is expected to issue its order on the rate request in December 2012, can accept, reject or modify the ALJ's recommendation.  PPL Electric cannot predict the outcome of this proceeding.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Electric's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Energy purchases from affiliate," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income" which is primarily gross receipts tax.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage PPL Electric's operations and analyze actual results to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric for the periods ended September 30.

	2012 Three Months			2011 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$443		$443	$454		$454
Electric revenue from affiliate	1		1	1		1
Total Operating Revenues	444		444	455		455

	2012 Three Months			2011 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Expenses
Energy purchases	137		137	171		171
Energy purchases from affiliate	23		23	5		5
Other operation and maintenance	25	$123	148	30	$116	146
Depreciation		41	41		38	38
Taxes, other than income	23	1	24	24	2	26
Total Operating Expenses	208	165	373	230	156	386
Total	$236	$(165)	$71	$225	$(156)	$69

	2012 Nine Months			2011 Nine Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$1,303		$1,303	$1,444		$1,444
Electric revenue from affiliate	3		3	9		9
Total Operating Revenues	1,306		1,306	1,453		1,453

Operating Expenses
Energy purchases	410		410	591		591
Energy purchases from affiliate	61		61	15		15
Other operation and maintenance	74	$357	431	77	$325	402
Depreciation		119	119		108	108
Taxes, other than income	67	5	72	77	6	83
Total Operating Expenses	612	481	1,093	760	439	1,199
Total	$694	$(481)	$213	$693	$(439)	$254

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended September 30, as well as the change between periods.  The factors that gave rise to the change are described below the table.
	Three Months			Nine Months
	2012	2011	Change	2012	2011	Change

PA Gross Delivery Margins by Component
Distribution	$185	$179	$6	$544	$560	$(16)
Transmission	51	46	5	150	133	17
Total	$236	$225	$11	$694	$693	$1

Distribution

Margins decreased for the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to an $18 million unfavorable effect of mild weather early in 2012.  The three and nine-month periods were impacted by a $7 million charge recorded in 2011 to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.

Transmission

Margins increased for the three and nine-month periods ended September 30, 2012, compared with the same periods in 2011, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Payroll-related costs	$9	$16
Contractor-related expenses	1	4
Vegetation management	2	10
PUC-reportable storm costs, net of insurance recovery	(6)	(13)
Act 129 costs	(5)	(6)
Uncollectible accounts	(1)	3
Allocation of certain corporate support group costs	2	7
Other		8
Total	$2	$29

Depreciation

Depreciation expense increased by $11 million for the nine months ended September 30, 2012 compared with 2011, primarily due to PP&E additions related to PPL Electric's ongoing efforts to ensure the reliability of its delivery system and replace aging infrastructure.

Taxes, Other Than Income

Taxes, other than income decreased by $11 million for the nine months ended September 30, 2012 compared with 2011, primarily due to lower Pennsylvania gross receipts tax expense due to a decrease in taxable electric revenue.  This tax is included in "Pennsylvania Gross Delivery Margins."

Financing Costs

The increase (decrease) in financing costs for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Long-term debt interest expense	$1	$(1)
Distributions on preference stock (a)	(4)	(8)
Amortization of debt issuance costs	(2)	1
Other		(1)
Total	$(5)	$(9)

(a)	Decreases for both periods are due to the June 2012 redemption of all 2.5 million shares of preference stock.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2012 compared with 2011 was due to:

	Three Months	Nine Months

Higher (lower) pre-tax book income	$1	$(15)
Federal and state tax reserve adjustments		1
Federal and state tax return adjustments (a)		2
Depreciation not normalized (a)		1
Other	1	2
Total	$2	$(9)

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

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$31	$320

The $289 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $407 million;
•	redemption of preference stock of $250 million;
•	a net increase in notes receivable from affiliate of $210 million;
•	the payment of $75 million of common stock dividends to parent;
•	net cash provided by operating activities of $261 million;
•	long-term debt issuance of $249 million; and
•	contributions from parent of $150 million.

Credit Facilities

PPL Electric maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At September 30, 2012, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

Syndicated Credit Facility (a) (b)	$300		$1	$299
Asset-backed Credit Facility (c)	100		n/a	100
Total PPL Electric Credit Facilities	$400		$1	$399

(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 7% of the total committed capacity.
(b)	In November 2012, PPL Electric amended its syndicated credit facility to extend the expiration date to October 2017.
(c)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $100 million from a commercial paper conduit sponsored by a financial institution.  At September 30, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was $100 million.  In July 2012, PPL Electric and the subsidiary extended this agreement to September 2012 and reduced the capacity from $150 million.  In September 2012, the agreement was extended to September 2013.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at September 30, 2012.

Long-term Debt and Equity Securities

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Preference stock" on PPL Electric's Balance Sheet.

In August 2012, PPL Electric issued $250 million of 2.50% First Mortgage Bonds due 2022.  The notes may be redeemed at PPL Electric's option any time prior to maturity at make-whole redemption prices.  PPL Electric received proceeds of $247 million, net of a discount and underwriting fees.  The net proceeds were used to repay short-term indebtedness incurred to fund PPL Electric's redemption of its 6.25% Series Preference Stock in June 2012 and for other general corporate purposes.

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

The rating agencies took the following actions related to PPL Electric:

In August 2012, Fitch assigned a rating and outlook to PPL Electric's $250 million First Mortgage Bonds.

In August 2012, S&P and Moody's assigned a rating to PPL Electric's $250 million First Mortgage Bonds.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2011 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric issues debt to finance its operations, which exposes it to interest rate risk.  At September 30, 2012, PPL Electric had no potential annual exposure to increased interest expense based on its current debt portfolio.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at September 30, 2012 would increase the fair value of its debt portfolio by $97 million.

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

•
"Results of Operations" provides a summary of LKE's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LKE's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

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

Financial and Operational Developments

Net Income

Net Income for the three and nine months ended September 30, 2012 was $83 million and $180 million compared to $89 million and $217 million for the same periods in 2011 representing decreases of 7% and 17% from the same periods in 2011.

See "Results of Operations" for a discussion and analysis of LKE's earnings.

Terminated Bluegrass CTs Acquisition

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the asset purchase agreement termination and potential future generation capacity options.

NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  LG&E will own a 22% undivided interest and KU will own a 78% undivided interest in the new NGCC.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  LKE has lowered its projected environmental capital spending for the period 2012 through 2016 by approximately $0.5 billion from the previously disclosed $3.1 billion projection included in LKE's 2011 Form 10-K.  The lower projected capital spending is based on current project evaluations and pricing contained in contracts executed to date for environmental construction projects.  LKE continues to evaluate potential new generation supply sources, including self-build options and power sourced from the market, as alternatives to installing additional emission control equipment at E.W. Brown, which is jointly dispatched for LG&E and KU, and in lieu of the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements.  LKE expects to complete its evaluation during the first half of 2013.  The outcome of that evaluation may lead to additional changes in projected capital spending.

Registered Debt Exchange Offer by LKE

In June 2012, LKE completed an exchange of all its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.  See Note 7 in LKE's 2011 Form 10-K for additional information.

Commercial Paper

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  LG&E and KU had no commercial paper outstanding at September 30, 2012.

Results of Operations

The following discussion provides a summary of LKE's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LKE's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended September 30 was:

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income	$83	$89	$180	$217

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Nine Months

Margins	$(4)	$(22)
Other operation and maintenance	3	(12)
Depreciation	(2)	(8)
Taxes, other than income	(1)	(6)
Other	(2)	(5)
Other Income (Expense) - net	(4)	(13)
Income Taxes	4	30
Special items		(1)
Total	$(6)	$(37)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•	Higher other operation and maintenance for the nine-month period, primarily due to $12 million of higher coal plant maintenance costs resulting from an increased scope of scheduled plant outages.

•	Higher depreciation for the nine-month period, primarily due to PP&E additions.

•
Higher taxes, other than income for the nine-month period, primarily due to an increase in property taxes resulting from property additions, higher assessed values, and changes in property classifications to categories with higher tax rates.

•	Lower other income (expense) - net for the nine-month period, primarily due to losses from an equity method investment.

•	Lower income taxes for the nine-month period, primarily due to lower pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted earnings during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2012	2011	2012	2011

Acquisition-related adjustments:
Net operating loss carryforward and other tax related adjustments	Income Taxes and Other O&M			$4
Other:
Discontinued Operations, net of tax of $0, $1, $4, $1 (a)	Discontinued Operations		$(1)	(5)	$(1)
Energy-related economic activity, net of tax of $0, ($1), $0, $0	Operating Revenues		1		1
Total				$(1)

(a)	The nine months ended September 30, 2012 includes an adjustment to an indemnification liability.

Outlook

Excluding special items, LKE projects lower earnings in 2012 compared with 2011 as a result of higher other operation and maintenance expense, higher depreciation, higher property taxes and losses from an equity method investment.

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  The proposed base rate increases would result in electric rate increases of 6.9% at LG&E and 6.5% at KU and a gas rate increase of 7.0% at LG&E and would be effective in January 2013.  LG&E's and KU's applications include requests for authorized returns-on-equity at LG&E and KU of 11% each.  In November 2012, the KPSC issued an order for a settlement conference to begin on November 13, 2012.  A hearing on the original application and subsequent testimony is scheduled to begin on November 27, 2012.  LG&E and KU cannot predict the outcome of these proceedings, including the possibility of any agreed stipulations or settlement, which would remain subject to KPSC approval.  A final order may be issued in December 2012 or January 2013.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LKE's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by LKE for the periods ended September 30.

	2012 Three Months			2011 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$732		$732	$734	$2	$736
Operating Expenses
Fuel	249		249	245		245
Energy purchases	27		27	32		32
Other operation and maintenance	28	$158	186	26	161	187
Depreciation	13	74	87	12	72	84
Taxes, other than income		11	11		10	10
Total Operating Expenses	317	243	560	315	243	558
Total	$415	$(243)	$172	$419	$(241)	$178

	2012 Nine Months			2011 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,095		$2,095	$2,139	$1	$2,140
Operating Expenses
Fuel	677		677	666		666
Energy purchases	135		135	179		179
Other operation and maintenance	76	$513	589	67	499	566
Depreciation	39	220	259	37	212	249
Taxes, other than income		34	34		28	28
Total Operating Expenses	927	767	1,694	949	739	1,688
Total	$1,168	$(767)	$401	$1,190	$(738)	$452

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $22 million for the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to $16 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012, and $6 million of lower wholesale margins, as volumes were impacted by lower market prices.  Total heating degree days decreased 24% compared to the same period in 2011.

Other Operation and Maintenance

Other operation and maintenance increased by $23 million for the nine months ended September 30, 2012 compared with 2011, primarily due to:

•	a $13 million increase in coal plant maintenance costs, including certain amounts included in margins, primarily resulting from an increased scope of scheduled outages;
•	a $6 million credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs; and
•	a $3 million increase in restricted stock awards.

Depreciation

Depreciation increased by $3 million and $10 million for the three and nine months ended September 30, 2012 compared with 2011, primarily due to PP&E additions.

Taxes, Other Than Income

Taxes, other than income increased by $6 million for the nine months ended September 30, 2012 compared with 2011, primarily due to an increase in property taxes resulting from property additions, higher assessed values, and changes in property classifications to categories with higher tax rates.

Other Income (Expense) - net

Other income (expense) - net decreased by $13 million for the nine months ended September 30, 2012, compared with 2011, primarily due to $8 million in losses from an equity method investment.

Income Taxes

Income taxes decreased by $36 million for the nine months ended September 30, 2012, compared with 2011, primarily due to a $68 million decrease in pre-tax income and $9 million of adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Loss from discontinued operations increased by $5 million for the nine months ended September 30, 2012, compared with 2011.  The increase was primarily related to an adjustment to the estimated liability for indemnifications related to the termination of the WKE lease in 2009.

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$90	$59

The $31 million increase in LKE's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $646 million;
•	capital expenditures of $525 million; and
•	distributions to member of $95 million.

LKE's cash provided by operating activities decreased by $37 million for the nine months ended September 30, 2012, compared with 2011, primarily due to:

•
a decrease in net income of $37 million due to unseasonably mild weather during the first four months of 2012 and higher operation and maintenance expenses, adjusted for non-cash effects of $103 million (deferred income taxes and investment tax credits of $114 million and defined benefit plans - expense of $8 million, partially offset by depreciation of $10 million and other noncash items of $9 million); and

•	a decrease in cash inflows related to income tax receivable of $37 million due to fewer income tax payments received from member; partially offset by
•	a decrease in cash outflows related to accrued taxes of $49 million primarily due to the timing of property and income tax payments; and
•	a decrease in cash outflows of $93 million due to a reduction in discretionary defined benefit plan contributions.

LKE's cash used in investing activities increased by $383 million for the nine months ended September 30, 2012, compared with 2011, primarily due to proceeds from the sale of other investments of $163 million in 2011 and an increase in capital expenditures of $229 million as a result of increased environmental spending, primarily related to landfills; and infrastructure improvements at generation, distribution and transmission facilities.

LKE's cash used in financing activities decreased by $292 million for the nine months ended September 30, 2012, compared with 2011, primarily due to the issuance of long-term debt of $250 million and a repayment on a revolving line of credit of $163 million in 2011 and lower distributions to member of $374 million in 2012.

Credit Facilities

At September 30, 2012, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Supply	$300			$300
LG&E Credit Facility (a)	400			400
KU Credit Facilities (a) (b)	598		$198	400
Total Credit Facilities (c)	$1,298		$198	$1,100

(a)	In November 2012, LG&E and KU amended the syndicated credit facility to extend the expiration dates to November 2017. In addition, LG&E increased the credit facility capacity to $500 million.
(b)
In August 2012, the KU letter of credit facility agreement was amended and restated to allow for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

(c)
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

LKE's long-term debt securities activity through September 30, 2012 was:

	Debt
	Issuances	Retirement

Non-cash Exchanges (a)
LKE Senior Unsecured Notes	$250	$(250)

(a)
In June 2012, LKE completed an exchange of all of its outstanding 4.375% Senior Notes due 2021 issued in September 2011, in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.

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

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A and 2007 Series B pollution control bonds.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or its subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2012.  At September 30, 2012, if LKE and its subsidiaries' credit ratings had been below investment grade, the maximum amount that LKE would have been required to post as additional collateral to counterparties was $87 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.
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

At September 30, 2012, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at September 30, 2012, would increase the fair value of its debt portfolio by $117 million.

At September 30, 2012, LKE had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(62)	$(3)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at September 30, 2012 mature through 2033.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in LKE's 2011 Form 10-K for additional information.

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

•
"Results of Operations" provides a summary of LG&E's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

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

Financial and Operational Developments

Net Income

Net Income for the three and nine months ended September 30, 2012 was $43 million and $94 million compared to $43 million and $102 million for the same periods in 2011 representing an 8% decrease from the nine-month period in 2011.

See "Results of Operations" for a discussion and analysis of LG&E's earnings.

Terminated Bluegrass CTs Acquisition

In September 2011, LG&E and KU entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, LG&E and KU determined that the options were not commercially justifiable.  In June 2012, LG&E and KU terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  LG&E and KU are currently assessing the impact of the asset purchase agreement termination and potential future generation capacity options.

NGCC Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  LG&E will own a 22% undivided interest and KU will own a 78% undivided interest in the new NGCC.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent federal EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  LG&E has lowered its projected environmental capital spending for the period 2012 through 2016 by approximately $0.4 billion from the previously disclosed $1.6 billion projection included in LG&E's 2011 Form 10-K.  The lower projected capital spending is based on current project evaluations and pricing contained in contracts executed to date for environmental construction projects.  LG&E continues to evaluate potential new generation supply sources, including self-build options and power sourced from the market, as alternatives to installing additional emission control equipment at E.W. Brown, which is jointly dispatched for LG&E and KU, and in lieu of the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements.  LG&E expects to complete its evaluation during the first half of 2013.  The outcome of that evaluation may lead to additional changes in projected capital spending.

Commercial Paper

In February 2012, LG&E established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's Syndicated Credit Facility.  LG&E had no commercial paper outstanding at September 30, 2012.

Results of Operations

The following discussion provides a summary of LG&E's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on LG&E's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended September 30 was:

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income	$43	$43	$94	$102

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in margins.

	Three Months		Nine Months

Margin		$(1)	$(5)
Other operation and maintenance		7	1
Depreciation		(1)	(4)
Taxes, other than income		(1)	(3)
Other		(4)	3
Total	$		$(8)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•
Lower other operation and maintenance for the three-month period, due to less storm restoration and tree trimming costs, less gas operation and maintenance costs, lower bad debt expenses as a result of milder weather and improving economy and lower pension expenses.

Outlook

LG&E projects lower earnings in 2012 compared with 2011 as a result of higher other operation and maintenance expense, higher depreciation and higher property taxes.

In June 2012, LG&E filed a request with the KPSC for an increase in annual base electric rates of approximately $62 million and an increase in annual base gas rates of approximately $17 million.  The proposed request would result in a 6.9% increase in the base electric rates and a 7.0% increase in the base gas rates, and would be effective in January 2013.  LG&E's application includes a request for authorized return-on-equity of 11%.  In November 2012, the KPSC issued an order for a settlement conference to begin on November 13, 2012.  A hearing on the original application and subsequent testimony is scheduled to begin on November 27, 2012.  LG&E cannot predict the outcome of these proceedings, including the possibility of any agreed stipulations or settlement, which would remain subject to KPSC approval.  A final order may be issued in December 2012 or January 2013.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LG&E's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins."  Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LG&E's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LG&E's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by LG&E for the periods ended September 30.

	2012 Three Months			2011 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$333		$333	$339	$1	$340
Operating Expenses
Fuel	100		100	98		98
Energy purchases	21		21	31		31
Other operation and maintenance	13	$74	87	10	81	91
Depreciation	1	37	38	1	36	37
Taxes, other than income		6	6		5	5
Total Operating Expenses	135	117	252	140	122	262
Total	$198	$(117)	$81	$199	$(121)	$78

	2012 Nine Months			2011 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$990		$990	$1,034	$1	$1,035
Operating Expenses
Fuel	281		281	265		265
Energy purchases	119		119	180		180
Other operation and maintenance	36	$241	277	30	242	272
Depreciation	2	112	114	2	108	110
Taxes, other than income		17	17		14	14
Total Operating Expenses	438	370	808	477	364	841
Total	$552	$(370)	$182	$557	$(363)	$194

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $5 million during the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to $4 million of lower wholesale margins, as volumes were impacted by lower market prices.  Retail margins were consistent with the prior year as increased industrial sales offset declines associated with unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 28% compared to the same period in 2011.

Other Operation and Maintenance

Other operation and maintenance increased by $5 million for the nine months ended September 30, 2012 compared with 2011, primarily due to an $8 million increase in coal plant maintenance costs, primarily resulting from an increased scope of scheduled outages.  This increase was offset by a $2 million decrease in pension expense.

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$48	$25

The $23 million increase in LG&E's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $267 million, partially offset by
•	capital expenditures of $193 million; and
•	common stock dividends of $47 million.

LG&E's cash provided by operating activities decreased by $12 million for the nine months ended September 30, 2012, compared with 2011, primarily due to:

•
a decrease in cash inflows from accounts receivable of $26 million which is primarily the result of a decrease in accounts receivable from affiliates of $20 million for receivables from KU for TC2 coal inventory and other shared costs and from LKE for income tax settlements; and

•
a decrease in coal consumption resulting primarily from lower coal-fired generation due to the mild winter weather and an increase in combustion turbine generation that led to an increase of $34 million in coal inventory, partially offset by a $7 million greater decline in gas storage in comparison to 2011; partially offset by

•	a decrease in cash outflows of $42 million due to a reduction in discretionary defined benefit plan contributions.

LG&E's cash used in investing activities increased by $221 million for the nine months ended September 30, 2012, compared with 2011, primarily due to proceeds from the sale of other investments of $163 million in 2011 and an increase in capital expenditures of $66 million as a result of increased environmental spending, primarily related to landfills; and infrastructure improvements at generation, distribution and transmission facilities.

LG&E's cash used in financing activities decreased by $183 million for the nine months ended September 30, 2012, compared with 2011, primarily due to a repayment on a revolving line of credit of $163 million and a net decrease in notes payable with affiliates of $12 million in 2011, along with lower common stock dividends paid to LKE of $8 million in 2012.

Credit Facilities

At September 30, 2012, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a) (b)	$400			$400

(a)
The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

(b)	In November 2012, LG&E amended the syndicated credit facility to extend the expiration date to November 2017. In addition, LG&E increased the credit facility capacity to $500 million.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At September 30, 2012 and December 31, 2011, there was no balance outstanding.

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

Also in March 2012, Moody's and S&P each assigned short-term ratings to LG&E's newly established commercial paper program.

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A and 2007 Series B pollution control bonds.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2012.  At September 30, 2012, if LG&E's credit ratings had been below investment grade, the maximum amount that LG&E would have been required to post as additional collateral to counterparties was $62 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

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

At September 30, 2012, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at September 30, 2012, would increase the fair value of its debt portfolio by $27 million.

At September 30, 2012, LG&E had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(62)	$(3)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LG&E is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at September 30, 2012 mature through 2033.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in LG&E's 2011 Form 10-K for additional information.

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

•
"Results of Operations" provides a summary of KU's earnings and a description of factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on KU's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

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

Financial and Operational Developments

Net Income

Net Income for the three and nine months ended September 30, 2012 was $50 million and $118 million compared to $56 million and $144 million for the same periods in 2011 representing decreases of 11% and 18% from the same periods in 2011.

See "Results of Operations" for a discussion and analysis of KU's earnings.

Terminated Bluegrass CTs Acquisition

In September 2011, KU and LG&E entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  Also in May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, KU and LG&E determined that the options were not commercially justifiable.  In June 2012, KU and LG&E terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.  KU and LG&E are currently assessing the impact of the asset purchase agreement termination and potential future generation capacity options.

NGCC Construction

In September 2011, KU and LG&E filed a CPCN with the KPSC requesting approval to build a 640 MW NGCC at the existing Cane Run plant site in Kentucky.  In May 2012, the KPSC issued an order approving the request.  KU will own a 78% undivided interest and LG&E will own a 22% undivided interest in the new NGCC.  KU and LG&E commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent federal EPA regulations with a 2015 compliance date, KU and LG&E anticipate retiring six older coal-fired electric generating units at the Cane Run, Green River and Tyrone plants, which have a combined summer capacity rating of 797 MW.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  KU has lowered its projected environmental capital spending for the period 2012 through 2016 by approximately $0.1 billion from the previously disclosed $1.5 billion projection included in KU's 2011 Form 10-K.  The lower projected capital spending is based on current project evaluations and pricing contained in contracts executed to date for environmental construction projects.  KU continues to evaluate potential new generation supply sources, including self-build options and  power sourced from the market, as alternatives to installing additional emission control equipment at E.W. Brown, which is jointly dispatched for KU and LG&E, and in lieu of the terminated Bluegrass CTs acquisition discussed in Notes 6 and 8 to the Financial Statements.  KU expects to complete its evaluation during the first half of 2013.  The outcome of that evaluation may lead to additional changes in projected capital spending.

Commercial Paper

In February 2012, KU established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by KU's Syndicated Credit Facility.  KU had no commercial paper outstanding at September 30, 2012.

Results of Operations

The following discussion provides a summary of KU's earnings and a description of factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on KU's Statements of Income, comparing the three and nine months ended September 30, 2012 with the same periods in 2011.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended September 30 was:

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income	$50	$56	$118	$144

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in margins.

	Three Months	Nine Months

Margin	$(5)	$(17)
Other operation and maintenance	(1)	(8)
Depreciation	(2)	(5)
Other	(1)	(2)
Other Income (Expense) - net	1	(6)
Income Taxes	2	12
Total	$(6)	$(26)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of margins.

•	Higher other operation and maintenance for the nine-month period primarily due to a $6 million credit recorded in 2011 to establish a regulatory asset related to 2009 storm costs.

•	Higher depreciation for the three and nine-month periods primarily due to PP&E additions.

•	Lower other income (expense) - net for the nine-month period primarily due to losses from an equity method investment.

•	Lower income taxes for the nine-month period primarily due to lower pre-tax income.

Outlook

KU projects lower earnings in 2012 compared with 2011 as a result of higher other operation and maintenance expense, higher depreciation, higher property taxes and losses from an equity method investment.

In June 2012, KU filed a request with the KPSC for an increase in annual base electric rates of approximately $82 million.  The proposed base electric rate increase would result in a 6.5% increase over KU's present rate and would be effective in January 2013.  KU's application includes a request for authorized return-on-equity of 11%.  In November 2012, the KPSC issued an order for a settlement conference to begin on November 13, 2012.  A hearing on the original application and subsequent testimony is scheduled to begin on November 27, 2012.  KU cannot predict the outcome of these proceedings, including the possibility of any agreed stipulations or settlement, which would remain subject to KPSC approval.  A final order may be issued in December 2012 or January 2013.

Earnings in 2012 and future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in KU's 2011 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of KU's operations.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from KU's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by KU for the periods ended September 30.

	2012 Three Months			2011 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$411		$411	$419	$1	$420
Operating Expenses
Fuel	149		149	147		147
Energy purchases	18		18	25		25
Other operation and maintenance	16	$77	93	14	76	90
Depreciation	12	37	49	12	35	47
Taxes, other than income		5	5		5	5
Total Operating Expenses	195	119	314	198	116	314
Total	$216	$(119)	$97	$221	$(115)	$106

	2012 Nine Months			2011 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,165		$1,165	$1,191		$1,191
Operating Expenses
Fuel	396		396	401		401
Energy purchases	76		76	85		85
Other operation and maintenance	41	$245	286	37	$237	274
Depreciation	36	109	145	35	104	139
Taxes, other than income		17	17		14	14
Total Operating Expenses	549	371	920	558	355	913
Total	$616	$(371)	$245	$633	$(355)	$278

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $5 million for the three months ended September 30, 2012 compared with the same period in 2011, primarily due to $4 million of lower retail margins.

Margins decreased by $17 million for the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to $16 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 21% as compared to the same period in 2011.

Other Operation and Maintenance

Other operation and maintenance increased by $12 million for the nine months ended September 30, 2012 compared with 2011, primarily due to a $6 million credit to establish a regulatory asset was recorded in the first quarter of 2011 related to 2009 storm costs, and a $5 million increase in coal plant maintenance costs, primarily resulting from an increased scope of scheduled outages.

Depreciation

Depreciation increased by $2 million and $6 million for the three and nine months ended September 30, 2012 compared with 2011, primarily due to PP&E additions.

Other Income (Expense) - net

Other income (expense) - net decreased by $6 million for the nine months ended September 30, 2012, compared with 2011, primarily due to losses from an equity method investment.

Income Taxes

Income taxes decreased by $12 million for the nine months ended September 30, 2012, compared with 2011, primarily due to a $38 million decrease in pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

KU had the following at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$42	$31

The $11 million increase in KU's cash and cash equivalents position was the net result of:

•	cash provided by operating activities of $410 million; partially offset by
•	capital expenditures of $331 million; and
•	common stock dividends of $68 million.

KU's cash provided by operating activities increased by $51 million for the nine months ended September 30, 2012, compared with 2011, primarily due to:

•
a decrease in cash outflows for accounts payable to affiliates of $17 million primarily as a result of payables to LG&E for TC2 coal inventory and other shared costs, partially offset by a decrease in income tax settlements with LKE in 2011;

•	a decrease in cash outflows of $26 million due to a reduction in discretionary defined benefit plan contributions; and
•	a decrease in cash outflows related to accrued taxes of $31 million primarily due to the timing of property and income tax payments; partially offset by
•
a decrease in cash inflows for accounts receivable of $42 million due to an increase in customer receivables in 2012 resulting from increased revenues in 2012 following unseasonably mild weather in December 2011 and the timing of cash receipts and payments, and an increase in accounts receivable from affiliates balance for income tax settlements with LKE in 2012.

KU's cash used in investing activities increased by $163 million for the nine months ended September 30, 2012, compared with 2011, due to an increase in capital expenditures of $163 million as a result of increased environmental spending, primarily related to landfills; and infrastructure improvements at generation, distribution and transmission facilities.

KU's cash used in financing activities decreased by $32 million for the nine months ended September 30, 2012, compared with 2011, primarily due to lower common stock dividends paid to LKE of $20 million in 2012.

Credit Facilities

At September 30, 2012, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

Syndicated Credit Facility (a)	$400			$400
Letter of Credit Facility (b)	198		$198
Total Credit Facilities (c)	$598		$198	$400

(a)	In November 2012, KU amended the syndicated credit facility to extend the expiration date to November 2017.
(b)
In August 2012, the KU letter of credit facility agreement was amended and restated to allow for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

(c)
The commitments under KU's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 19% of the total committed capacity available to KU.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At September 30, 2012 and December 31, 2011, there was no balance outstanding.

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

Also in March 2012, Moody's and S&P each assigned short-term ratings to KU's newly established commercial paper program.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2012.  At September 30, 2012, if KU's credit ratings had been below investment grade, the maximum amount that KU would have been required to post as additional collateral to counterparties was $25 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations.

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

Interest Rate Risk

KU issues debt to finance its operations, which exposes it to interest rate risk.  At September 30, 2012, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at September 30, 2012, would increase the fair value of its debt portfolio by $70 million.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in KU's 2011 Form 10-K for additional information.

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

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2012, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)           Change in internal controls over financial reporting.

PPL Corporation

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Risks related to the systems migration were partially mitigated by PPL's expanded internal control over financial reporting that were implemented subsequent to the acquisition and PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provided management additional time for review and analysis of WPD Midlands' results and their incorporation into PPL's consolidated financial statements.

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
Supplemental Indenture No. 14, dated as of August 1, 2012, made and entered into by and between PPL Electric Utilities Corporation and The Bank of New York Mellon, as Trustee, under the Indenture dated as of August 1, 2001 (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 24, 2012)

4(b)	-
Supplemental Indenture No. 9, dated as of October 15, 2012, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N. A. (formerly known as The Chase Manhattan Bank)), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

*10(a)	-
Amendment No. 6 to Credit and Security Agreement, dated as of July 24, 2012, by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

*10(b)	-
Amendment No. 7 to Credit and Security Agreement, dated as of September 24, 2012, by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

*10(c)	-
Amendment and Restatement Agreement, dated as of August 16, 2012, to Letter of Credit Agreement, dated as of April 29, 2011, as amended, among Kentucky Utilities Company, the Borrower; the Lenders from time to time party thereto, the Lenders; Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, the Agent and Sumitomo Mitsui Banking Corporation, New York Branch, the Issuing Lender and Lender

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2012, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2012, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer and principal financial officer
*32(b)	-	PPL Energy Supply, LLC's principal executive officer and principal financial officer
*32(c)	-	PPL Electric Utilities Corporation's principal executive officer and principal financial officer
*32(d)	-	LG&E and KU Energy LLC's principal executive officer and principal financial officer
*32(e)	-	Louisville Gas and Electric Company's principal executive officer and principal financial officer
*32(f)	-	Kentucky Utilities Company's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company
101.SCH	-
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: November 8, 2012	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: November 8, 2012	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: November 8, 2012	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)