Form 10-K
period 2012-12-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2013-02-28
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Corporate Units issued 2011 of PPL Corporation	New York Stock Exchange
Corporate Units issued 2010 of PPL Corporation	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

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

PPL Corporation	[ X ]
PPL Energy Supply, LLC	[ X ]
PPL Electric Utilities Corporation	[ X ]
LG&E and KU Energy LLC	[ X ]
Louisville Gas and Electric Company	[ X ]
Kentucky Utilities Company	[ X ]

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

As of June 29, 2012, PPL Corporation had 580,212,689 shares of its $.01 par value Common Stock outstanding.  The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $16,135,714,881.  As of January 31, 2013, PPL Corporation had 582,846,910 shares of its $.01 par value Common Stock outstanding.

As of January 31, 2013, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2013, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2013, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2013 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.  Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

This combined Form 10-K is separately filed by the following individual registrants:  PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company is filed by PPL Corporation and separately by PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company on their own behalf.  No registrant makes any representation as to information relating to any other registrant, except that information relating to the five PPL Corporation subsidiaries is also attributed to PPL Corporation and the information relating to Louisville Gas and Electric Company and Kentucky Utilities Company is also attributed to LG&E and KU Energy LLC.

Unless otherwise specified, references in this Form 10-K, individually, to PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company or Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which are consolidated into such Registrants in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries.  Debt issued by PPL Capital Funding is guaranteed as to payment by PPL.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily owns and operates WPD a business in the U.K., that is focused on the regulated distribution of electricity.  In January 2011, PPL Energy Supply, PPL Global's former parent, distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to its parent, PPL Energy Funding.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation that owns hydroelectric generating operations in Pennsylvania.

PPL Ironwood - PPL Ironwood LLC, an indirect subsidiary of PPL Generation that owns generating operations in Pennsylvania.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL WEM - PPL WEM Holdings plc (formerly WPD Investment Holdings Limited), an indirect U.K. subsidiary of PPL Global.  PPL WEM indirectly owns both WPD (East Midlands) and WPD (West Midlands).

PPL WW - PPL WW Holdings Limited (formerly Western Power Distribution Holdings Limited), an indirect U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly owns WPD (South Wales) and WPD (South West).

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

Other terms and abbreviations

£ - British pound sterling.

1945 First Mortgage Bond - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

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

Act 11 - Act 11 of 2012 that became effective on April 16, 2012.  The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and makes changes to the AEPS.

AEPS - Alternative Energy Portfolio Standard.

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

Cane Run Unit 7 - a combined cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 141 MW and 499 MW to LG&E and KU by 2015.

CAIR - the EPA's Clean Air Interstate Rule.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CPCN - Certificate of Public Convenience and Necessity.  Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public.

CSAPR - Cross-State Air Pollution Rule.

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

DNO - Distribution Network Operator.

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

DOE - Department of Energy, a U.S. government agency.

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - a distribution system improvement charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

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

DUoS - Distribution Use of System.  This forms the majority of WPD's revenues and is the charge to electricity suppliers who are WPD's customers and use WPD's network to distribute electricity.

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

EEI - Electric Energy, Inc., owns and operates a coal-fired plant and a natural gas facility in southern Illinois.  KU's 20% ownership interest in EEI is accounted for as an equity method investment.

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

EWG - exempt wholesale generator.

E.W. Brown - a generating station in Kentucky with capacity of 1,594 MW.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTR(s) - financial transmission right, which is a financial instrument established to manage price risk related to electricity transmission congestion that entitles the holder to receive compensation or requires the holder to remit payment for certain congestion-related transmission charges based on the level of congestion in the transmission grid.

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

HMRC - Her Majesty's Revenue & Customs.  The tax authority in the U.K., formerly known as Inland Revenue.

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

Ironwood Facility - a natural gas-fired power plant in Lebanon, Pennsylvania with a summer rating of 665 MW.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

v

KU 2010 Mortgage Indenture - KU's Indenture dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

kVA - kilovolt ampere.

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

LTIIP - Long Term Infrastructure Improvement Plan.

MATS - Mercury and Air Toxics Standards.

MDEQ - Montana Department of Environmental Quality.

MEIC - Montana Environmental Information Center.

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

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts.

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

RFP - Request for Proposal.

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

Scrubber - an air pollution control device that can remove particulates and/or gases (primarily sulfur dioxide) from exhaust gases.

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

SIP - PPL Corporation's 2012 Stock Incentive Plan.

Smart meter - an electric meter that utilizes smart metering technology.

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.  The use of this technology also has the potential to strengthen network reliability.

SMGT - Southern Montana Electric Generation & Transmission Cooperative, Inc., a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus that was terminated effective April 1, 2012.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases using ammonia.

Spark Spread - a measure of gross margin representing the price of power on a per MWh basis less the equivalent measure of the natural gas cost to produce that power.  This measure is used to describe the gross margin of PPL and its subsidiaries' merchant natural gas-fired generating fleet.  This term is also used to describe a derivative contract in which PPL and its subsidiaries sell power and buy natural gas on a forward basis in the same contract.

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

Total shareowner return - change in market value of a share of the Company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

Utilization Factor - a measure reflecting the percentage of electricity actually generated by a plant compared with the electricity such plant could produce at full capacity when available.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

x

FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	expansion of alternative sources of electricity generation;
•	laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities, and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•
the outcome of any rate cases or other cost recovery filings by PPL Electric at the PUC or the FERC, by LG&E at the KPSC or the FERC; by KU at the KPSC, VSCC, TRA or the FERC, or by WPD at Ofgem in the U.K.;

•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•
business dispositions or acquisitions and our ability to successfully operate acquired businesses and realize expected benefits from business acquisitions, including PPL's 2011 acquisition of WPD Midlands and 2010 acquisition of LKE.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, Pennsylvania, is an energy and utility holding company that was incorporated in 1994.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S.; markets wholesale or retail energy primarily in the northeastern and northwestern portions of the U.S.; delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K.; and delivers natural gas to customers in Kentucky.

PPL's overall strategy is to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations, and disciplined optimization of energy supply margins in its energy supply business while mitigating volatility in both cash flows and earnings.

In pursuing this strategy, in 2011 and 2010, PPL completed two significant acquisitions that have reduced PPL's overall business risk profile and reapportioned the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business:

•
On April 1, 2011, PPL, through an indirect, wholly owned subsidiary, PPL WEM, completed its acquisition of all the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  WPD Midlands operates two regulated distribution networks that serve five million end-users in the Midlands area of England.

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

Each rate-regulated business plans to make material capital investments over the next several years to improve infrastructure and customer reliability.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources" for information on each Registrant's capital expenditure projections.

A key objective of PPL's business strategy is to maintain a strong credit profile.  PPL's recent growth in rate-regulated businesses has provided the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that further enables PPL to support targeted credit profiles cost effectively across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in addition to continued direct financing by the operating companies, as appropriate.

At December 31, 2012, PPL had:

•	$12.3 billion in operating revenues for the year (56% from regulated businesses),
•	10.5 million end-users of its utility services,
•	approximately 19,000 MW of generation (44% within regulated businesses), and
•	approximately 18,000 full-time employees.

PPL's principal subsidiaries at December 31, 2012 are shown below (* denotes an SEC registrant).

PPL Corporation*

PPL Capital Funding

LKE*	PPL Global ● Engages in the regulated distribution of electricity in the U.K.	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity in Kentucky, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

Kentucky Regulated Segment	U.K. Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

In addition to PPL Corporation, the other SEC registrants included in this filing are:

LG&E and KU Energy LLC, headquartered in Louisville, Kentucky, is a holding company with regulated utility operations through subsidiaries, LG&E and KU, and is a subsidiary of PPL.  LKE, formed in 2003, is the successor to a Kentucky entity incorporated in 1989.

Louisville Gas and Electric Company, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.  LG&E was incorporated in Kentucky in 1913.  At December 31, 2012, LG&E owned 3,354 MW of electric power generation capacity and is implementing capital projects at an existing generation facility to provide 141 MW of additional generating capacity by the end of 2015.  LG&E also anticipates retiring 563 MW of coal-fired generating capacity by the end of 2015 to meet certain environmental regulations.  LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail native load.

Kentucky Utilities Company, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee.  KU was incorporated in Kentucky in 1912 and Virginia in 1991.  KU serves its Virginia customers under the Old Dominion Power name while its Kentucky and Tennessee customers are served under the KU name.  At December 31, 2012, KU owned 4,833 MW of electric power generation capacity and is implementing capital projects at an existing generation facility owned by LG&E to provide 499 MW of additional generating capacity by the end of 2015.  KU retired the remaining 71 MW unit at the Tyrone plant in February 2013.  KU also anticipates retiring 163 MW of coal-fired generating capacity by the end of 2015 to meet certain environmental regulations.  KU and LG&E jointly dispatch their generation units with the lowest cost generation used to serve their retail native load.

PPL Electric Utilities Corporation, headquartered in Allentown, Pennsylvania, is a direct subsidiary of PPL incorporated in Pennsylvania in 1920 and a regulated public utility.  PPL Electric delivers electricity in its Pennsylvania service territory and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

PPL Energy Supply, LLC, headquartered in Allentown, Pennsylvania, is an indirect subsidiary of PPL formed in 2000 and is an energy company engaged through its subsidiaries in the generation and marketing of electricity, primarily in the northeastern and northwestern power markets of the U.S.  PPL Energy Supply's major operating subsidiaries are PPL EnergyPlus and PPL Generation.  In January 2011, PPL Energy Supply distributed its entire membership interest in PPL Global to its parent, PPL Energy Funding (the parent holding company of PPL Energy Supply and PPL Global with no other material operations), to better align PPL's organizational structure with the manner in which it manages these businesses and reports segment information in its consolidated financial statements.  The distribution separated the U.S.-based competitive energy marketing and supply business from the U.K.-based regulated electricity distribution business.  See Note 9 to the Financial Statements for additional information.  The 2010 operating results of PPL Global, which represented the U.K. Regulated segment (formerly International Regulated), are classified as discontinued operations.  At December 31, 2012, PPL Energy Supply owned or controlled 10,591 MW of electric power generation capacity and is implementing capital projects at certain of its existing generation facilities in Pennsylvania and Montana to provide 153 MW of additional generating capacity by the end of 2013.

PPL's utility subsidiaries, and to a lesser extent, certain competitive supply subsidiaries, are subject to extensive regulation by the FERC related to wholesale power sales and related transactions, electricity transmission service, accounting practices, issuances and sales of securities, acquisitions and sales of utility properties and payments of dividends.  PPL and LKE are subject to certain FERC regulations as holding companies under PUHCA and the Federal Power Act, including with respect to accounting and record-keeping, inter-system sales of non-power goods and services and acquisitions of securities in, or mergers with, certain types of electric utility companies.

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

Segment Information

(PPL)

PPL is organized into four reportable segments:  Kentucky Regulated, U.K. Regulated (name changed in 2012 from International Regulated), Pennsylvania Regulated and Supply.  There were no changes to reportable segments in 2012 other than the name change noted above.

A comparison of PPL's three regulated segments is shown below:

	KY Regulated (a)	U.K. Regulated (b)	PA Regulated (c)

For the year ended December 31, 2012:
Operating Revenues (in billions)	$2.8	$2.3	$1.8
Net Income Attributable to PPL Shareowners (in millions)	$177	$803	$132
Electric energy delivered (GWh)	30,908	77,467	36,023
At December 31, 2012:
Regulatory Asset Base (in billions) (d)	$6.7	$8.6	$3.5
Service area (in square miles)	9,400	21,400	10,000
End-users (in millions)	1.3	7.8	1.4

(a)	Business activities include the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas.
(b)	Business activities include the distribution of electricity.
(c)	Business activities include the transmission and distribution of electricity.
(d)	Represents RAV for U.K. Regulated, capitalization for KY Regulated and rate base for PA Regulated.

(PPL Energy Supply)

PPL Energy Supply has operated in a single reportable segment since 2011.  Prior to 2011, PPL Energy Supply's segments consisted of Supply and U.K. Regulated (formerly International Regulated).  In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  The distribution separated the U.S.-based competitive energy marketing and supply business from the U.K.-based regulated electricity distribution business.  The 2010 operating results of PPL Global, which represented the U.K. Regulated segment, are classified as discontinued operations for PPL Energy Supply.

(PPL Electric, LKE, LG&E and KU)

PPL Electric, LKE, LG&E and KU each operate within a single reportable segment.

(PPL)

See Note 2 to the Financial Statements for financial information about the segments.

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

(PPL, LKE, LG&E and KU)

LKE became a wholly owned subsidiary of PPL on November 1, 2010.  LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia and Tennessee.  LG&E also engages in the distribution and sale of natural gas in Kentucky.  LG&E provides electric service to approximately 393,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in 9 counties.  LG&E provides natural gas service to approximately 318,000 customers in its electric service area and 7 additional counties in Kentucky.  KU provides electric service to approximately 510,000 customers in 77 counties in central, southeastern and western Kentucky; approximately 29,000 customers in 5 counties in southwestern Virginia; and fewer than 10 customers in Tennessee, covering approximately 4,800 non-contiguous square miles.  KU also sells wholesale electricity to 12 municipalities in Kentucky under load following contracts.  In Virginia, KU operates under the name Old Dominion Power Company.

Acquisition by PPL

In September 2010, the KPSC approved a settlement agreement among PPL and all of the intervening parties to PPL's joint application to the KPSC for approval of its acquisition of ownership and control of LKE.  In the settlement agreement, the parties agreed that LG&E and KU would commit that no base rate increases would take effect before January 1, 2013.  Under the terms of the settlement, LG&E and KU retained the right to seek approval for the deferral of "extraordinary and uncontrollable costs."  Interim rate adjustments continued to be permissible during that period through existing fuel, environmental and demand side management recovery mechanisms.  In October 2010, both the VSCC and the TRA approved the transfer of control of LKE to PPL.  The orders and the settlement agreement approved by the KPSC contained certain other commitments by LG&E and KU with regard to operations, workforce, community involvement and other matters.

Also in October 2010, the FERC approved the application for the transfer of control of the utilities.  The approval included various conditional commitments, such as a continuation of certain existing undertakings with intervenors in prior cases, an agreement not to terminate certain KU municipal customer contracts prior to January 2017, an exclusion of any transaction-related costs from wholesale energy and tariff customer rates to the extent that LG&E and KU have agreed not to seek recovery of the same transaction-related costs from retail customers and agreements to coordinate with intervenors in certain pending matters.

See Note 10 to the Financial Statements for additional information on regulatory matters related to the acquisition.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electric service areas of LKE.  From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments.  Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of any legislative or regulatory actions regarding industry restructuring and their impact on LKE, which may be significant, cannot currently be predicted.  Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation.  KU's operations in Virginia have been and remain regulated.

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

Operating Revenues

Details of operating revenues by customer class are shown below.

	Successor						Predecessor
	Year Ended		Year Ended		Two Months Ended		Ten Months Ended
	December 31, 2012		December 31, 2011		December 31, 2010		October 31, 2010
		% of		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
LKE (a)
Commercial	$723	26	$719	26	$123	25	$573	26
Industrial	551	20	533	19	86	17	424	19
Residential	1,071	39	1,087	39	219	44	886	40
Retail - other	270	10	269	9	43	9	212	10
Wholesale - municipal	102	4	104	4	15	3	88	4
Wholesale - other (b)	42	1	81	3	8	2	31	1
Total	$2,759	100	$2,793	100	$494	100	$2,214	100

LG&E
Commercial	$374	28	$372	27	$66	26	$287	27
Industrial	170	13	152	11	26	10	122	12
Residential	548	41	561	41	113	44	446	42
Retail - other	131	10	130	10	22	9	98	9
Wholesale - other (b) (c)	101	8	149	11	27	11	104	10
Total	$1,324	100	$1,364	100	$254	100	$1,057	100

KU
Commercial	$349	23	$347	22	$57	22	$286	23
Industrial	381	25	381	25	60	23	302	24
Residential	523	34	526	34	106	40	440	35
Retail - other	139	9	139	9	21	8	114	9
Wholesale - municipal	102	7	104	7	15	6	88	7
Wholesale - other (b) (c)	30	2	51	3	4	1	18	2
Total	$1,524	100	$1,548	100	$263	100	$1,248	100

(a)	The LKE Successor information also represents PPL's Kentucky Regulated segment.
(b)	Includes wholesale and transmission revenues.
(c)	Includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Power Supply

At December 31, 2012, LKE owned, controlled or had an ownership interest in generating capacity (summer rating) of 8,187 MW, of which 3,354 MW related to LG&E and 4,833 MW related to KU, in Kentucky, Indiana, and Ohio.  See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2012, LKE's Kentucky power plants generated the following amounts of electricity.

	Thousands of MWh
Fuel Source	LKE	LG&E	KU
Coal (a)	32,820	15,051	17,769
Oil / Gas	1,340	463	877
Hydro	250	212	38
Total (b)	34,410	15,726	18,684

(a)	Includes 990 MWh of power generated by and purchased from OVEC for LKE, 685 MWh for LG&E and 305 MWh for KU.
(b)	This generation represents a 4% decrease for LKE, a 4% decrease for LG&E and a 3% decrease for KU from 2011 output.

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

See "Item 2. Properties - Kentucky Regulated Segment" for additional information regarding LG&E's and KU's plans for development of Cane Run Unit 7.  KU retired the remaining 71 MW unit at the Tyrone plant in February 2013.  LG&E and KU also anticipate retiring 563 MW and 163 MW of coal-fired generating capacity by the end of 2015 to meet certain environmental regulations.

Fuel Supply

Coal is expected to be the predominant fuel used by LG&E and KU for baseload generation for the foreseeable future.  However, natural gas will play a more significant role starting in 2015 when Cane Run Unit 7 is expected to be placed into operation.  This unit is expected to be used for baseload generation.  Natural gas and oil will continue to be used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.  To enhance the reliability of natural gas supply, LG&E and KU have secured long-term pipeline capacity on the interstate pipeline serving the new combined cycle unit and six simple cycle combustion turbine units.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2017 and normally augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect for the foreseeable future to purchase most of their coal from western Kentucky, southern Indiana, southern Illinois and Ohio.  The use of high sulfur coal increased during 2012 due to the installation of scrubbers and the sulfuric acid mist mitigation system at KU's E.W. Brown plant.  In 2013 and beyond, LG&E and KU may purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at TC2.  Coal is delivered to the generating plants by barge, truck and rail.

(PPL, LKE and LG&E)

Natural Gas Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to LG&E's firm sales customers.  By using natural gas storage facilities, LG&E avoids the costs typically associated with more expensive pipeline transportation capacity to serve peak winter heating loads.  Natural gas is stored during the summer season for withdrawal during the following winter heating season.  Without this storage capacity, LG&E would be required to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are typically at their highest.  Several suppliers under contracts of varying duration provide competitively priced natural gas.  At December 31, 2012, LG&E had a 12 Bcf inventory balance of natural gas stored underground with a carrying value of $42 million.

LG&E has a portfolio of supply arrangements of varying terms with a number of suppliers designed to meet its firm sales obligations.  These natural gas supply arrangements include pricing provisions that are market-responsive.  In tandem with pipeline transportation services, these natural gas supplies provide the reliability and flexibility necessary to serve LG&E's natural gas customers.

LG&E purchases natural gas supply transportation services from two pipelines.  LG&E has contracts with one pipeline that are subject to termination by LG&E between 2015 and 2018.  Total winter capacity under these contracts is 194,900 MMBtu/day and summer capacity is 88,000 MMBtu/day.  LG&E has a contract with another pipeline that expires in October 2014.  Total winter and summer capacity under this contract is 20,000 MMBtu/day during both seasons.

(PPL, LKE, LG&E and KU)

Rates and Regulation

LG&E is subject to the jurisdiction of the KPSC and the FERC, and KU is subject to the jurisdiction of the KPSC, the FERC, the VSCC and the TRA.  LG&E and KU operate under a FERC-approved open access transmission tariff.  LG&E and KU contract with the Tennessee Valley Authority to act as their transmission reliability coordinator.  LG&E and KU contracted with Southwest Power Pool, Inc. (SPP), to function as their independent transmission operator, pursuant to FERC requirements under a contract that expired on August 31, 2012.  After receiving FERC approval, LG&E and KU transferred from SPP to TranServ International, Inc. as their independent transmission operator beginning September 1, 2012.

In February 2013, LG&E and KU submitted a compliance filing to the FERC reflecting their participation with other utilities in the Southeastern Regional Transmission Planning relating to certain FERC Order 1000 requirements.  FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electric transmission planning activities.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including certain adjustments to exclude non-regulated investments and costs recovered separately through other rate mechanisms.  As such, LG&E and KU earn a return on the net cash invested in regulatory assets and regulatory liabilities.

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

2012 Kentucky Rate Case

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  In November 2012, LG&E and KU along with all of the parties filed a unanimous settlement agreement.  Among other things, the settlement provided for increases in annual base electric rates of $34 million at LG&E and $51 million at KU and an increase in annual base gas rates of $15 million at LG&E.  The settlement agreement also included revised depreciation rates that result in reduced annual electric depreciation expense of approximately $9 million for LG&E and approximately $10 million for KU.  The settlement agreement included an authorized return on equity at LG&E and KU of 10.25%.  On December 20, 2012, the KPSC issued orders approving the provisions in the settlement agreement.  The new rates became effective on January 1, 2013.  In addition to the increased base rates, the KPSC approved a gas line tracker mechanism for LG&E to provide for recovery of costs associated with LG&E's gas main replacement program, gas service lines and risers.

FERC Wholesale Rates

In May 2012, KU submitted to the FERC the annual adjustments to the formula rate which incorporated certain proposed increases.  These rates became effective as of July 1, 2012.

•	U.K. Regulated Segment (PPL)

Includes WPD, a regulated electricity distribution business in the U.K.

WPD, through indirect wholly owned subsidiaries, operates four of the 15 regulated distribution networks providing electricity service in the U.K.  With the April 2011 acquisition of WPD Midlands, the number of end-users served has more than doubled totaling 7.8 million across 21,400 square miles in Wales, southwest and central England.  See Note 10 to the Financial Statements for additional information on the acquisition.

Details of revenue by category for the years ended December 31 are shown below.

	2012		2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Utility revenues (a)	$2,289	98	$1,618	98	$727	96
Energy-related businesses	47	2	35	2	34	4
Total	$2,336	100	$1,653	100	$761	100

(a)	The above years are not comparable as WPD Midlands was acquired in April 2011. 2011 includes eight months of activity as WPD Midlands' results are recorded on a one-month lag.

WPD's energy-related businesses revenues include ancillary activities that support the distribution business, including telecommunications and real estate.  WPD's telecommunication revenues are from the rental of fiber optic cables primarily attached to WPD's overhead electricity distribution network.  WPD also provides meter services to businesses across the U.K.

Franchise and Licenses

WPD is authorized by Ofgem to provide electric distribution services within its concession areas and service territories, subject to certain conditions and obligations.  For instance, WPD is subject to Ofgem regulation of the regulated revenue it can earn and the quality of service it must provide, and WPD can be fined or have its licenses revoked if it does not meet the mandated standard of service.

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network.  WPD's four distribution businesses, WPD (South West), WPD (South Wales), WPD (West Midlands) and WPD (East Midlands), are thus regulated monopolies which operate under regulatory price controls.

Revenue and Regulation

The operations of WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands) are regulated by Ofgem under the direction of the Gas and Electricity Markets Authority.  The Electricity Act 1989 provides the fundamental legal framework of electricity companies and established licenses that required each of the DNOs to develop, maintain and operate efficient distribution networks.  Ofgem has established a price control mechanism that restricts the amount of revenue that can be earned by regulated business and provides for an increase or reduction in revenues based on incentives or penalties for exceeding or underperforming against pre-established targets.

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

WPD is currently operating under DPCR5 which was completed in December 2009 and is effective for the period from April 1, 2010 through March 31, 2015.  Ofgem allowed WPD (South West) and WPD (South Wales) an average increase in total revenues, before inflationary adjustments, of 6.9% in each of the five years and WPD Midlands an average increase in total revenues, before inflationary adjustments, of 4.5% in each of the five years.  The revenue increase includes reimbursement for higher operating and capital costs to be incurred driven by additional requirements.  In DPCR5, Ofgem decoupled WPD's allowed revenue from volume delivered over the five-year price control period.  However, in any fiscal period WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a given period.  Under recoveries are recovered in the next regulatory year, however, PPL does not record a receivable for under recoveries in the current period.  Over recoveries are reflected in the current period as a liability and are not included in revenue.

In addition to providing a base regulated revenue allowance, Ofgem has established incentive mechanisms to provide significant opportunities to enhance overall returns by improving network efficiency, reliability and customer service.  Some of the more significant incentive mechanisms under DPCR5 include:

•
Interruptions Incentive Scheme (IIS) - This incentive has two major components: 1)  Customer interruptions and 2) Customer minutes lost and is designed to incentivize the DNOs to invest and operate their networks to manage and reduce both the frequency and duration of power outages experienced by customers.  The target for each DNO is based on a benchmark of data from the last four years of the prior price control period.

Effective April 1, 2012, an additional customer satisfaction incentive mechanism was implemented that includes a customer satisfaction survey, a complaints metric and a measure of stakeholder engagement.  This incentive replaced the customer response telephone performance incentive that was effective April 1, 2010.

•
Line Loss Incentive - This incentive existed in the prior price control review, DPCR4, and was designed to incentivize DNOs to invest in lower loss equipment, to change the way they operate their systems to reduce losses, and to detect theft and unregistered meters.  In November 2012, Ofgem issued a decision not to activate the DPCR5 line loss incentive.  See Note 6 to the Financial Statements for information on Ofgem's review of line loss calculations.

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

At the beginning of DPCR5, WPD was awarded $301 million in incentive revenue of which $222 million will be included in revenue throughout the current price control period with the balance recovered over subsequent price control periods.  Since the beginning of DPCR5, WPD earned additional incentive revenue, primarily from IIS of $83 million and $30 million for the regulatory years ended March 31, 2012 and 2011, which will be included in revenue for the 2013-14 and 2012-13 regulatory years.

In October 2010, Ofgem announced a new pricing model that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  The next electricity distribution price control review is referred to as RIIO-ED1.  In September 2012, Ofgem published a strategy consultation document providing an overview of its approach for RIIO-ED1 and is expected to publish a policy decision document in February 2013.  Key components of the RIIO-ED1 are: an extension of the price review period to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, expansion of the current Low Carbon Network Fund to stimulate innovation and continued use of a single weighted average cost of capital.  Ofgem has also indicated that the depreciation of the RAV for RAV additions after April 1, 2015 will change from 20 years to 45 years.  Management is in the process of creating the "well-justified business plans" required by Ofgem for WPD's four DNOs.  These plans are expected to be submitted to Ofgem in July 2013 as part of the RIIO-ED1 review process.  Once the business plans are complete, management will be in a better position to determine the effect of RIIO-ED1 on future financial results.  See "Item 1A. Risk Factors - Risks Related to U.K. Regulated Segment."

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

Details of electric revenues by customer class for the years ended December 31, are shown below.

	2012		2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Residential	$1,108	63	$1,266	67	$1,469	60
Industrial	53	3	62	3	123	5
Commercial	366	21	431	23	588	24
Other (a) (b)	236	13	133	7	275	11
Total	$1,763	100	$1,892	100	$2,455	100

(a)	Includes regulatory over- or under-recovery reconciliation mechanisms, pole attachment revenues, street lighting and net transmission revenues.
(b)	Included in these amounts for 2012, 2011 and 2010 are $3 million, $11 million and $7 million of retail and wholesale electric to affiliate revenue which is eliminated in consolidation for PPL.

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

Competition

Pursuant to authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area.  Accordingly, PPL Electric does not face competition in its electric distribution business.

The PPL Electric transmission business, operating under the purview of the FERC-approved PJM Open Access Transmission Tariff, is subject to competition from entities that are not incumbent PJM transmission owners with respect to building and ownership of transmission facilities within PJM.  No authority has yet been promulgated that sets forth the parameters of non-incumbent competition.

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

As a transmission owner, PPL Electric's transmission revenues are billed to PJM in accordance with a FERC tariff that allows recovery of transmission costs incurred, a return on transmission-related plant and an automatic annual update.  As a PLR, PPL Electric also purchases transmission services from PJM.  See "PLR" below.

In April 2010, the FERC issued an order concluding that under the PJM Open Access Transmission Tariff, PJM may, but is not required to, designate an entity other than the incumbent PJM transmission owner to own and construct economic expansion projects and receive cost-of-service based compensation for the use of its facilities.  Additionally, the FERC directed PJM to file tariff changes necessary for non-incumbent transmission owners to be provided opportunity to propose and construct transmission projects in accordance with exclusions specified in the April 2010 order and consistent with state and local laws and regulations.  PJM tariff changes are currently under review by the FERC.

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions such as materials and supplies inventories and customer deposits and advances) plus certain operating expenses.  Operating expenses included in PPL Electric's distribution base rates include wages and benefits, other operation and maintenance expenses, depreciation, and taxes.

In November 2004, Pennsylvania enacted the AEPS, which requires electricity distribution companies and electricity generation suppliers to obtain a portion of the electricity sold to retail customers in Pennsylvania from alternative energy sources.  Under the default service procurement plans approved by the PUC, PPL Electric purchases all of the alternative energy generation supply it needs to comply with the AEPS.

Act 129 creates an energy efficiency and conservation program, a demand side management program, smart metering technology requirements, new PLR generation supply procurement rules, remedies for market misconduct, and changes to the existing AEPS.

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.  In August 2012, the PUC issued a final implementation order adopting procedures, guidelines and a model tariff for implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.  PPL Electric filed its LTIIP in September 2012 and the PUC subsequently approved the LTIIP on January 10, 2013.  PPL Electric filed a petition requesting permission to establish a DSIC on January 15, 2013 with rates proposed to be effective beginning May 1, 2013.

See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information regarding Act 129, Act 11 and other legislative and regulatory impacts.

PLR

The Customer Choice Act requires Electric Distribution Companies (EDCs), including PPL Electric, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to regulations established by the PUC.  As of December 31, 2012, the following percentages of PPL Electric's customer load were provided by competitive suppliers:  46% of residential, 84% of small commercial and industrial and 99% of large commercial and industrial customers.  The PUC continues to be interested in expanding the competitive market for electricity.  See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information.

PPL Electric's cost of electricity generation is based on a competitive solicitation process.  The PUC approved PPL Electric's default service plan for the period January 2011 through May 2013, which includes 14 solicitations for electricity supply beginning January 1, 2011 with a portion extending beyond May 2013.  Pursuant to this plan, PPL Electric contracts for all of the electricity supply for residential, small commercial and small industrial customers, large commercial and large industrial customers who elect to take that service from PPL Electric.  These solicitations include a mix of spot market purchases and long-term and short-term purchases ranging from five months to ten years to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.  To date, PPL Electric has concluded all of its planned competitive solicitations under the plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.  PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity supply from the competitive retail market.  In its January 24, 2013 final order, the PUC approved PPL Electric's plan with modifications and directed PPL Electric to establish collaborative processes to address several retail competition issues.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service territory.  Whether its customers purchase electricity supply from these alternative suppliers or from PPL Electric as a PLR, the purchase of such supply has no impact on the financial results of PPL Electric.  The costs to purchase PLR supply, including charges paid to PJM for related transmission services, are passed directly by PPL Electric to its PLR customers without markup.  See "Energy Purchase Commitments" in Note 15 to the Financial Statements for additional information regarding PPL Electric's solicitations.

Rate Cases

2012 Rate Case

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million, effective January 1, 2013.  On December 28, 2012, in its final order, the PUC approved a 10.4% return on equity and a total distribution revenue increase of about $71 million.  The approved rates became effective January 1, 2013.

Also in its December 28, 2012 final order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider within 90 days following the order.  PPL Electric plans to file a proposed Storm Damage Expense Rider with the PUC and, as part of that filing, request recovery of the $28 million of qualifying storm costs incurred as a result of the October 2012 landfall of Hurricane Sandy.

See "Regulatory Matters - Pennsylvania Activities - Storm Costs" in Note 6 to the Financial Statements for additional information on Hurricane Sandy.

FERC Formula Rates

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.

PPL Electric has initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update has been subsequently challenged by a group of municipal customers.  In August 2011, the FERC issued an order substantially rejecting the 2010 formal challenge and the municipal customers filed a request for rehearing of that order.  In September 2012, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues raised in the 2010 and 2011 formal challenges.  Settlement conferences were held in late 2012 and early 2013.  In February 2013, the FERC set for evidentiary hearings and settlement judge procedures a number of issues in the 2012 formal challenge and consolidated that challenge with the 2010 and 2011 challenges.  PPL Electric anticipates that there will be additional settlement conferences held in 2013.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

In March 2012, PPL Electric filed a request with the FERC seeking recovery of its regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  At December 31, 2012 and December 31, 2011, $52 million and $53 million are classified as taxes recoverable through future rates and included on the Balance Sheets in "Other Noncurrent Assets - Regulatory assets." In May 2012, the FERC issued an order approving PPL Electric's request to recover the deferred tax regulatory asset over a 34-year period beginning June 1, 2012.

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

PPL Energy Supply has generation assets that are located in the northeastern and northwestern U.S. markets.  The northeastern generating capacity is located primarily in Pennsylvania within PJM and northwestern generating capacity is located in Montana.  PPL Energy Supply enters into energy and energy-related contracts to hedge the variability of expected cash flows associated with its generating units and marketing activities, as well as for trading purposes.  PPL EnergyPlus sells the electricity produced by PPL Energy Supply's generation plants based on prevailing market rates.  PPL Energy Supply's total expected generation in 2013 is anticipated to be used to meet its committed contractual sales.  PPL Energy Supply has entered into commitments of varying quantities and terms for 2014 and beyond.

Details of revenue by category for the years ended December 31, are shown below.

	2012		2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Energy
Wholesale (a)	$4,200	76	$5,240	82	$4,347	85
Retail	848	16	727	11	415	8
Trading	4		(2)		2
Total energy	5,052	92	5,965	93	4,764	93
Energy-related businesses (b)	448	8	464	7	364	7
Total	$5,500	100	$6,429	100	$5,128	100

(a)
Included in these amounts for 2012, 2011, and 2010 are $78 million, $26 million and $320 million of wholesale electricity sales to an affiliate, PPL Electric, which are eliminated in consolidation for PPL.

(b)
Energy-related businesses primarily support the generation, marketing and trading businesses of PPL Energy Supply.  Their activities include developing renewable energy projects and providing energy-related products and services to commercial and industrial customers through their mechanical contracting and services subsidiaries.  Energy-related businesses for PPL's Supply segment had additional revenues not related to PPL Energy Supply of $13 million, $8 million and $11 million for 2012, 2011 and 2010, which are not included in this table.

Power Supply

PPL Energy Supply owned or controlled generating capacity (summer rating) of 10,591 MW at December 31, 2012.  The system capacity of PPL Energy Supply's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.  Generating capacity controlled by PPL Generation and other PPL Energy Supply subsidiaries includes power obtained through PPL EnergyPlus' power purchase agreements.  See "Item 2. Properties - Supply Segment" for a complete listing of PPL Energy Supply's generating capacity.

During 2012, PPL Energy Supply owned or controlled power plants that generated the following amounts of electricity.

	Thousands of MWhs
Fuel Source	Northeastern	Northwestern	Total

Nuclear	15,224		15,224
Oil / Gas	9,383		9,383
Coal	16,857	3,232	20,089
Hydro	552	3,443	3,995
Renewables (a)	342		342
Total	42,358	6,675	49,033

(a)
PPL Energy Supply subsidiaries own or control renewable energy projects located in Pennsylvania, New Jersey, Vermont, Connecticut and New Hampshire with a generating capacity (summer rating) of 70 MW.  PPL EnergyPlus sells the energy, capacity and RECs produced by these plants into the wholesale market as well as to commercial, industrial and institutional customers.

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

See Note 9 to the Financial Statements for information on the 2011 sale of certain non-core generation facilities, the 2010 sale of the Long Island generation business and the 2010 completion of the sale of the Maine hydroelectric generation business.

See "Item 2. Properties - Supply Segment" for additional information regarding PPL Generation's plans for capital projects in Pennsylvania and Montana that are expected to provide 153 MW of additional electric generating capacity by the end of 2013.

Fuel Supply

PPL EnergyPlus acts as agent for PPL Generation to procure and optimize its various fuels.

Coal

Pennsylvania

PPL EnergyPlus actively manages PPL Energy Supply's coal requirements by purchasing coal principally from mines located in northern Appalachia.

During 2012, PPL Generation purchased 5.6 million tons of coal required for its wholly owned Pennsylvania plants under short-term and long-term contracts.  The amount of coal in inventory varies from time to time depending on market conditions and plant operations.

PPL Generation, by and through its agent PPL EnergyPlus, has agreements in place that will provide more than 23 million tons of PPL Generation's projected coal needs for the Pennsylvania power plants from 2013 through 2018.

A PPL Generation subsidiary owns a 12.34% interest in the Keystone plant and a 16.25% interest in the Conemaugh plant.  PPL Generation owns a 12.34% interest in Keystone Fuels, LLC and a 16.25% interest in Conemaugh Fuels, LLC.  The Keystone plant contracts with Keystone Fuels, LLC for its coal requirements, which provided 4.3 million tons of coal to the Keystone plant in 2012.  The Conemaugh plant requirements are purchased under contract from Conemaugh Fuels, LLC, which provided 4.1 million tons of coal to the Conemaugh plant in 2012.

All PPL Generation coal plants within Pennsylvania are equipped with scrubbers, which use limestone in their operations.  Acting as agent for PPL Generation, PPL EnergyPlus has entered into contracts with limestone suppliers that will provide for those plants' limestone requirements through 2014.  During 2012, 382,000 tons of limestone were delivered to Brunner Island and Montour under these contracts.  Annual limestone requirements approximate 400,000-500,000 tons.

Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Colstrip Unit 3.  NorthWestern owns a 30% interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4.  Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4 and is entitled to take up to 15% of the available generation from Units 3 and 4.  Each party is responsible for its own coal costs.  PPL Montana, along with the other Colstrip owners, is party to contracts to purchase 100% of its coal requirements with defined coal quality characteristics and specifications.  PPL Montana, along with the other Colstrip Units 1 and 2 owner, has a long-term purchase and supply agreement with the current supplier for Units 1 and 2, which provides these units 100% of their coal requirements through December 2014, and at least 85% of such requirements from January 2015 through December 2019.  PPL Montana, along with the other Colstrip Units 3 and 4 owners, has a long-term coal supply contract for Units 3 and 4, which provides these units 100% of their coal requirements through December 2019.

These units were originally built with scrubbers and PPL Montana has entered into a long-term contract to purchase the limestone requirements for these units.  The contract extends through December 2030.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette plant.  The contracts covered 100% of the plant's coal requirements in 2012 and similar contracts are in place to supply 100% of the expected coal requirements through 2014.

Oil and Natural Gas

Pennsylvania

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas.  During 2012, 100% of the physical gas requirements for the Martins Creek units were purchased on the spot market while oil requirements were supplied from inventory.  At December 31, 2012, there were no long-term agreements for oil or natural gas for these units.

Short-term and long-term gas transportation contracts are in place for approximately 38% of the maximum daily requirements of the Lower Mt. Bethel facility.  During 2012, 100% of the physical gas requirements were purchased on the spot market.

In 2008, PPL EnergyPlus acquired the rights to an existing long-term tolling agreement associated with the capacity and energy of the Ironwood Facility.  In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  See Note 10 to the Financial Statements for additional information.  Beginning in 2010, PPL EnergyPlus has long-term transportation contracts that can deliver up to approximately 25% of Ironwood's maximum daily gas requirements.  Daily gas requirements can also be met through a combination of short-term transportation capacity release transactions coupled with upstream supply.  PPL EnergyPlus currently has no long-term physical gas contracts.  During 2012, 100% of the physical gas requirements were purchased on the spot market.

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

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel, but there is no definitive date by which a repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates, under current operating conditions, that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017.  If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  In May 2011, the parties entered into a settlement agreement which resolved all claims of PPL Susquehanna through December 2013.  PPL Susquehanna has received payments for claims through 2011.  PPL Susquehanna is eligible to receive payment of annual claims for allowed costs, as set forth in the settlement agreement, that are incurred through December 31, 2013.  In exchange, PPL Susquehanna has waived any claims against the United States government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna plant through December 31, 2013.

Energy Marketing

PPL EnergyPlus sells the capacity and electricity produced by PPL Generation subsidiaries, along with purchased power, FTRs, natural gas, oil, uranium, emission allowances and RECs in competitive wholesale and competitive retail markets.

Purchases and sales at the wholesale level are made at competitive prices under FERC market-based prices.  PPL EnergyPlus is licensed to provide retail electric supply to customers in Delaware, the District of Columbia, Maryland, New Jersey, Montana and Pennsylvania and licensed to provide retail natural gas supply to customers in Delaware, Maryland, New Jersey, New York and Pennsylvania.  Within the constraints of its hedging policy, PPL EnergyPlus actively manages its portfolios of energy and energy-related products to optimize their value and to limit exposure to price fluctuations.  See "Commodity Volumetric Activity" in Note 19 to the Financial Statements for the strategies PPL Energy Supply employs to optimize the value of its wholesale and retail energy portfolio.

Competition

Since the early 1990s, there has been increased competition in U.S. energy markets because of federal and state competitive market initiatives.  While some states, such as Pennsylvania and Montana, have created a competitive market for electricity generation, other states continue to consider different types of regulatory initiatives concerning competition in the power and gas industry.  Some states that were considering creating competitive markets have slowed their plans or postponed further consideration.  In addition, states that have created competitive markets have, from time to time, considered new market rules and re-regulation measures that could result in more limited opportunities for competitive energy suppliers.  Interest in re-regulation, however, has slowed due to the current environment of declining power prices.  As such, the markets in which PPL Energy Supply participates are highly competitive.

PPL Energy Supply faces competition in wholesale markets for available energy, capacity and ancillary services.  Competition is impacted by electricity and fuel prices, congestion along the power grid, new market entrants, construction by others of generating assets, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  PPL Energy Supply primarily competes with other electricity suppliers based on its ability to aggregate generation supply at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  Competitors in wholesale power markets include regulated utilities, industrial companies, NUGs, competitive subsidiaries of regulated utilities and other energy marketers.  See "Item 1A. Risk Factors - Risks Related to Supply Segment" and PPL's and PPL Energy Supply's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 15 to the Financial Statements for more information concerning the risks faced with respect to competitive energy markets.

Franchise and Licenses

See "Energy Marketing" above for a discussion of PPL EnergyPlus' licenses in various states.  PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses that expire in 2042 for Unit 1 and in 2044 for Unit 2.

In 2008, a PPL Energy Supply subsidiary, PPL Bell Bend, LLC, submitted a COLA to the NRC for a new nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  PPL Bell Bend, LLC does not expect to complete the COLA review process with the NRC prior to 2015.  See Note 8 to Financial Statements for additional information.

PPL Holtwood operates the Holtwood hydroelectric generating plant pursuant to a FERC-granted license that expires in 2030.  In October 2009, the FERC approved the request to expand the Holtwood plant.  See Note 8 to the Financial Statements for additional information.  PPL Holtwood operates the Wallenpaupack hydroelectric generating plant pursuant to a FERC-granted license that expires in 2044.

PPL's 11 hydroelectric facilities and one storage reservoir in Montana are licensed by the FERC.  The Thompson Falls and Kerr licenses expire in 2025 and 2035, the licenses for the nine Missouri-Madison facilities expire in 2040, and the license for the Mystic facility expires in 2050.

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

•	Other Corporate Functions (PPL)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  Most of PPL Services' costs are charged directly to the respective PPL subsidiaries for the services provided or are indirectly charged to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.

PPL Capital Funding, PPL's financing subsidiary, provides financing for the operations of PPL and certain subsidiaries, but PPL Capital Funding's costs are not charged to any Registrant other than PPL.  PPL Capital Funding participated significantly in the financing for the acquisitions of LKE and WPD Midlands.  The associated financing costs, as well as the financing costs associated with prior issuances of certain other PPL Capital Funding securities, have been and will continue to be assigned to the appropriate segments for purposes of PPL management's assessment of segment performance.  PPL's recent growth in rate-regulated businesses provides the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that further enables PPL to support targeted credit profiles cost effectively across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in addition to continued direct financing by the operating companies, as appropriate.  Beginning in 2013, the proceeds and the financing costs associated primarily with PPL Capital Funding's future securities issuances are not expected to be directly assignable or allocable to any segment.

Also, the costs of certain other miscellaneous corporate level activities are not charged to any subsidiaries or allocated or assigned to any segment for purposes of assessing performance by PPL management.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather.  As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or extreme winter weather make such fluctuations more pronounced.  The pattern of this fluctuation may change depending on the type and location of the facilities owned and the terms of contracts to purchase or sell electricity.  See "Financial Condition - Liquidity and Capital Resources - Environmental Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding climate change.

FINANCIAL CONDITION

See the Registrants' "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in the Registrants' "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2013 through 2017.  See Note 15 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters.  The EPA is in the process of proposing and finalizing an unprecedented number of environmental regulations that will directly affect the electricity industry.  These initiatives cover air, water and waste.  See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in the Registrants' "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning environmental capital expenditures during 2012 and projected environmental capital expenditures for the years 2013-2017.  Also, see "Environmental Matters" in Note 15 to the Financial Statements for additional information.  To comply with primarily air-related environmental requirements, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are $1.1 billion for LG&E, $1.2 billion for KU and $246 million for PPL Energy Supply.  Actual costs (including capital, allowance purchases and operational modifications) may be significantly lower or higher depending on the final requirements and market conditions.  Environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism.  See Note 6 to the Financial Statements for additional information.

The Registrants are unable to predict the ultimate effect of evolving environmental laws and regulations upon their existing and proposed facilities and operations and competitive positions.  In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including, among other things, air and water quality, GHG emissions, hazardous and solid waste management and disposal, and regulation of toxic substances, PPL's and LKE's subsidiaries may be required to modify, replace or cease operating certain of their facilities.  PPL's and LKE's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable but could be significant.

EMPLOYEE RELATIONS

At December 31, 2012, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply (a)	4,733
PPL Electric	2,311
LKE
KU	931
LG&E	991
LKS	1,380
Total LKE	3,302
PPL Global (primarily WPD)	6,116
PPL Services and other	1,267
Total PPL	17,729

(a)	Includes labor union employees of mechanical contracting subsidiaries, whose numbers tend to fluctuate due to the nature of this business.

Approximately 5,600 employees, or 48%, of PPL's domestic workforce are members of labor unions, with four IBEW labor unions representing approximately 4,300 employees.  The bargaining agreement with the largest IBEW labor union, which expires in May 2014, covers approximately 1,500 PPL Electric, 1,600 PPL Energy Supply and 400 other employees.  Approximately 700 employees of LG&E and 70 employees of KU are represented by an IBEW labor union.  Both LG&E and KU have three-year labor agreements with the IBEW, which expire in November 2014 and August 2015.  The KU IBEW agreement includes a wage reopener in 2014.  Approximately 70 employees of KU are represented by a United Steelworkers of America (USWA) labor union, under an agreement that expires in August 2014.  PPL Montana's largest bargaining unit, an IBEW labor union, represents approximately 260 employees at the Colstrip plant.  The four-year labor agreement expires in April 2016.  PPL Montana's second largest bargaining unit, also an IBEW labor union, represents approximately 80 employees at hydroelectric facilities and the Corette plant, under an agreement that expires in April 2013.

Approximately 3,900, or 64%, of PPL's U.K. workforce are members of labor unions.  WPD recognizes four unions, the largest of which represents 41% of its union workforce.  WPD's Electricity Business Agreement, which covers approximately 3,850 union employees, may be amended by agreement between WPD and the unions and is terminable with 12 months' notice by either side.

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

Adverse conditions in the financial markets during 2008 and the associated contraction of liquidity in the wholesale energy markets contributed significantly to declines in wholesale energy prices, and has significantly impacted our earnings since the second half of 2008.  The breadth and depth of these negative economic conditions had a wide-ranging impact on the U.S. and U.K. business environment, including our businesses.  As a result of the economic downturn, demand for energy commodities declined significantly.  This reduced demand continues to impact the key domestic wholesale energy markets we serve (such as PJM) and our Pennsylvania and Kentucky utility businesses.  The combination of lower demand for power and increased supply of natural gas has put downward price pressure on wholesale energy markets in general, further impacting our energy marketing results.  In general, current economic and commodity market conditions will continue to challenge predictability regarding our unhedged future energy margins, liquidity and overall financial condition.

Our businesses are heavily dependent on credit and capital, among other things, for capital expenditures and providing collateral to support hedging in our energy marketing business.  Global bank credit capacity declined and the cost of renewing or establishing new credit facilities increased significantly in 2008, primarily as a result of general credit concerns nationwide, introducing uncertainties as to our businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.  Although bank credit conditions have improved since mid-2009, and we currently expect to have adequate access to needed credit and capital based on current conditions, deterioration in the financial markets could adversely affect our financial condition and liquidity.  Additionally, regulations to be adopted to implement the Dodd-Frank Act and Basel III in Europe may impose requirements on our businesses and the businesses of others with whom we contract such as banks or other counterparties, or simply result in increased costs to conduct our business or access sources of capital and liquidity upon which the conduct of our businesses is dependent.

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

Weather and these other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs.  Storm outages and damage often either or both directly decrease revenues and increase expenses, due to reduced usage and higher restoration charges.  In addition, weather and other disturbances may affect capital markets and general economic conditions and impact future growth.

Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electric power.  Temperature increases could result in increased summer or decreased winter overall electricity consumption and precipitation changes could result in altered availability of water for hydro generation or plant cooling operations.  These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.  Greenhouse gas regulation could increase the cost of electric power, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies.  Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver.  Also, demand for our energy-related services could be similarly lowered should consumers' preferences or market factors move toward favoring energy efficiency, low-carbon power sources or reduced electric usage.

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

In the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs.  As a capital-intensive business, we are sensitive to developments in interest rate levels; credit rating considerations; insurance, security or collateral requirements; market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes.  Changes in these conditions could result in increased costs and decreased liquidity to our regulated utility businesses.

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

We continually focus on limiting and reducing where possible our operation and maintenance expenses.  However, we expect to continue to face increased cost pressures in our operations.  Increased costs of materials and labor may result from general inflation, increased regulatory requirements (especially in respect of environmental regulations), the need for higher-cost expertise in the workforce or other factors.  In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to certain current employees and retirees.  We provide a similar level of benefits to our management employees.  These benefits give rise to significant expenses.  Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits.  In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees.  The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control.  These assumptions include investment returns, interest rates, health care cost trends, inflation rates, benefit improvements, salary increases and the demographics of plan participants.  If our assumptions prove to be inaccurate, our future costs and cash contribution requirements to fund these benefits could increase significantly.

We may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired.  Although no goodwill impairments were recorded based on our annual review in the fourth quarter of 2012, we are unable to predict whether future impairment charges may be necessary.

We also review our long-lived assets, including equity investments, for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.  See Notes 1, 9 and 18 to the Financial Statements for additional information on impairment charges taken during the reporting periods.  We are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in future years.

We may incur liabilities in connection with discontinued operations.

In connection with various divestitures, we have indemnified or guaranteed parties against certain liabilities and with respect to certain transactions.  These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated the divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture.

We are subject to liability risks relating to our generation, transmission and distribution businesses.

The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage or other financial liability, caused to or by employees, customers, contractors, vendors, contractual or financial counterparties and other third parties.

Our facilities may not operate as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.

Operation of power plants, transmission and distribution facilities, information technology systems and other assets and activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels.  These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses.  Operation of our delivery systems below our expectations may result in lost revenue and increased expense, including higher maintenance costs which may not be recoverable from customers.  Planned and unplanned outages at our power plants may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them.

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

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations.  We are required to make judgments in order to estimate our obligations to taxing authorities.  These tax obligations include income, property, sales and use, employment-related and other taxes.  We also estimate our ability to utilize tax benefits and tax credits.  Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered.  We cannot predict whether such tax legislation or regulation will be introduced or enacted or the effect of any such changes on our businesses.  If enacted, any changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows.

We are subject to the risk that our workforce and its knowledge base may become depleted in coming years.

PPL is experiencing an increase in attrition due primarily to the number of retiring employees.  Over the period from 2014 through 2018, 23.5% of PPL's total workforce is projected to leave the company, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel due to a declining trend in the number of available skilled workers and an increase in competition for such workers.

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

We currently provide services to our utility customers at rates approved by one or more federal or state regulatory commissions, including those commissions referred to below.  While such regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that we may charge our regulated generation, transmission and distribution customers are subject to authorization of the applicable regulatory authorities.  There can be no assurance that such regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full recovery of our costs or an adequate return on our capital investments.  While our rates are generally regulated based on an analysis of our costs incurred in a base year or based on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time.  Our regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which will likely require rate increase requests to the regulators.  If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Under the Energy Policy Act of 2005, owners and operators of the bulk power electricity system are now subject to mandatory reliability standards promulgated by the NERC and enforced by the FERC.  Compliance with reliability standards may subject us to higher operating costs and/or increased capital expenditures, and violations of these standards could result in substantial penalties which may not be recoverable from customers.

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

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation business, including its air emissions, water discharges and the management of hazardous and solid waste, among other business-related activities; and the costs of compliance or alleged non-compliance cannot be predicted but could be material.  In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of our key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products and demand for our services.

Ongoing changes in environmental regulations or their implementation requirements and our compliance strategies relating thereto entail a number of uncertainties.

The environmental standards governing LG&E's and KU's businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to ongoing rulemakings and other regulatory developments, legislative activities and litigation.  The uncertainties associated with these developments introduce risks to our management of operations and regulatory compliance.  Environmental developments, including revisions to applicable standards, changes in compliance deadlines and invalidation of rules on appeal may require major changes in compliance strategies, operations or assets and adjustments to prior plans.  Depending on the extent, frequency and timing of such changes, the companies may be subject to inconsistent requirements under multiple regulatory programs, compressed windows for decision-making and short compliance deadlines that may require aggressive schedules for construction, permitting, and other regulatory approvals.  Under such circumstances, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, or increased costs of implementation.

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

PPL Electric is subject to Act 129 which contains requirements for energy efficiency and conservation programs and for the use of smart metering technology, imposes new PLR electricity supply procurement rules, provides remedies for market misconduct, and made changes to the existing AEPS.  The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates (2011 and 2013 for Phase 1 and by 2016 for Phase 2).  Utilities not meeting these requirements of Act 129 are subject to significant penalties that cannot be recovered in rates.  Numerous factors outside of our control could prevent compliance with these requirements and result in penalties to us.

(PPL)

Risks Related to U.K. Regulated Segment

Our U.K. delivery business is subject to risks with respect to rate regulation and operational performance.

Our U.K. delivery business is rate-regulated and operates under an incentive-based regulatory framework.  In addition, its ability to manage operational risk is critical to its financial performance.  Disruption to the distribution network could reduce profitability both directly through the higher costs for network restoration and also through the system of penalties and rewards that Ofgem has in place relating to customer service levels.

In December 2009, Ofgem completed its rate review for the five-year period from April 1, 2010 through March 31, 2015, reducing regulatory rate uncertainty in the U.K. Regulated segment until the next rate review which will be effective April 1, 2015.  The regulated income of the U.K. Regulated segment and also the RAV are to some extent linked to movements in the Retail Price Index (RPI), a measure of inflation.  Reductions in the RPI would adversely impact revenues and the debt-to-RAV ratio.

Our U.K. distribution business exposes us to risks related to U.K. laws and regulations, taxes, economic conditions, foreign currency exchange rate fluctuations, and political conditions and policies of the U.K. government.  These risks may reduce the results of operations from our U.K. distribution business:

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

Although the WPD Midlands acquisition increased our relative investment in regulated operations, which we believe should help mitigate our exposure to downturns in the wholesale power markets, it will increase our dependence on rate-of-return regulation.

The WPD businesses generally are subject to risks similar to those to which we were subject in our pre-acquisition U.K. businesses.  These include:

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

•
We will be subject to increased foreign currency exchange rate risks because a greater portion of our cash flows and reported earnings will be generated by our U.K. business operations.  These risks relate primarily to changes in the relative value of the British pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed as future dividends to our shareholders or repayments of intercompany loans.  In addition, our consolidated reported earnings on a U.S. GAAP basis may be subject to increased earnings translation risk, which is the result of the conversion of earnings as reported in our U.K. businesses on a British pound sterling basis to a U.S. dollar basis in accordance with U.S. GAAP requirements.

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

We sell our available energy and capacity into the competitive wholesale markets through contracts of varying duration.  Competition in the wholesale power markets occurs principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability.  We believe that the commencement of commercial operation of new electricity generating facilities in the regional markets where we own or control generation capacity and the evolution of demand side management resources will continue to increase competition in the wholesale electricity market in those regions, which could have an adverse effect on capacity prices and the prices we receive for electricity.

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

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators, competitive subsidiaries of regulated utilities and financial institutions.

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

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs to supply power, are impacted by changes in market prices for electricity, fuel, fuel transportation, emission allowances, RECs, electricity transmission and related congestion charges and other costs.  Unlike most commodities, the limited ability to store electric power requires that it must be consumed at the time of production.  As a result, wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable.  Among the factors that influence such prices are:

•	demand for electricity;
•	supply and demand for electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and the associated fuel transportation costs) and emission allowance expense for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market, as well as general creditworthiness of key participants in the market; and
•	weather and economic conditions impacting demand for or the price of electricity or the facilities necessary to deliver electricity.

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

Our wholesale power agreements typically include provisions requiring us to post collateral for the benefit of our counterparties if the market price of energy varies from the contract prices in excess of certain pre-determined amounts.  We currently believe that we have sufficient credit to fulfill our potential collateral obligations under these power contracts.  However, our obligation to post collateral could exceed the amount of our facilities or our ability to increase our facilities could be limited by financial markets or other factors.  See Note 7 to the Financial Statements for a discussion of PPL's credit facilities.

We also face credit risk that parties with whom we contract in both the wholesale and retail markets will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the time of contract.  Whenever feasible, we attempt to mitigate these risks using various means, including agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract price in excess of certain pre-determined amounts.  However, there can be no assurance that we will avoid counterparty nonperformance risk, including bankruptcy, which could adversely impact our ability to meet our obligations to other parties, which could in turn subject us to claims for damages.

The load following contracts that PPL EnergyPlus is awarded do not provide for specific levels of load and actual load significantly below or above our forecasts could adversely affect our energy margins.

We generally hedge our load following obligations with energy purchases from third parties, and to a lesser extent with our own generation.  If the actual load is significantly lower than the expected load, we may be required to resell power at a lower price than was contracted for to supply the load obligation, resulting in a financial loss.  Alternatively, a significant increase in load could adversely affect our energy margins because we are required under the terms of the load following contracts to provide the energy necessary to fulfill increased demand at the contract price, which could be lower than the cost to procure additional energy on the open market.  Therefore, any significant decrease or increase in load compared with our forecasts could have a material adverse effect on our results of operations and financial position.

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

Unforeseen changes in the price of coal and natural gas could cause us to incur excess coal inventories and contract termination costs.

Extraordinarily low natural gas prices during 2012 caused natural gas to be the more cost competitive fuel compared to coal for generating electricity.  Because we enter into guaranteed supply contracts to provide for the amount of coal needed to operate our base load coal-fired generating facilities, we may experience periods where we hold excess amounts of coal if fuel pricing results in our reducing or idling coal-fired generating facilities in favor of operating available alternative natural gas-fired generating facilities.  In addition, we may incur costs to terminate supply contracts for coal in excess of our generating requirements.

Our risk management policy and programs relating to electricity and fuel prices, interest rates and counterparty credit and non-performance risks may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our generation and energy marketing activities, as well as our debt and counterparty credit positions.  We have implemented procedures to monitor compliance with our risk management policy and programs, including independent validation of transaction and market prices, verification of risk and transaction limits, portfolio stress tests, sensitivity analyses and daily portfolio reporting of various risk management metrics.  Nonetheless, our risk management programs may not work as planned.  For example, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management calculations.  Additionally, unforeseen market disruptions could decrease market depth and liquidity, negatively impacting our ability to enter into new transactions.  We enter into financial contracts to hedge commodity basis risk, and as a result are exposed to the risk that the correlation between delivery points could change with actual physical delivery.  Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not designed to address.  As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events result in greater losses or costs than our risk models predict or greater volatility in our earnings and financial position.

In addition, our trading, marketing and hedging activities are exposed to counterparty credit risk and market liquidity risk.  We have adopted a credit risk management policy and program to evaluate counterparty credit risk.  However, if counterparties fail to perform, we may be forced to enter into alternative arrangements at then-current market prices.  In that event, our financial results are likely to be adversely affected.

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

In order to comply with existing and previously proposed federal and state environmental laws and regulations primarily governing air emissions from coal-fired plants, since 2005 PPL has spent more than $1.6 billion to install scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate matter and nitrogen oxides with co-benefits for mercury emissions reduction) in its competitive generation fleet.  Many states and environmental groups have challenged certain federal laws and regulations relating to air emissions as not being sufficiently strict.  As a result, state and federal regulations have been adopted that would impose more stringent restrictions than are currently in effect, which could require us significantly to increase capital expenditures for additional pollution control equipment.

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

We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we sell in the wholesale market, as well as the natural gas we purchase for use in our electricity generation facilities.  If transmission is disrupted (as a result of weather, natural disasters or other reasons) or not operated efficiently by ISOs and RTOs, in applicable markets, or if capacity is inadequate, our ability to sell and deliver products and satisfy our contractual obligations may be hindered, or we may be unable to sell products at the most favorable terms.

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

In some markets, state legislators, government agencies and other interested parties have made proposals to change the use of market-based pricing, re-regulate areas of these markets that have previously been competitive or permit electricity delivery companies to construct, contract for, or acquire generating facilities.  The ISOs that oversee the transmission systems in certain wholesale electricity markets have from time to time been authorized to impose price limitations and other mechanisms to address extremely high prices in the power markets.  These types of price limitations and other mechanisms may reduce profits that our wholesale power marketing and trading business would have realized under competitive market conditions absent such limitations and mechanisms.  Although we generally expect electricity markets to continue to be competitive, other proposals to re-regulate our industry may be made, and legislative or other actions affecting the electric power restructuring process may cause the process to be delayed, discontinued or reversed in states in which we currently, or may in the future, operate.  See "New Jersey Capacity Legislation" and "Maryland Capacity Order" in Note 15 to the Financial Statements.

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

Nuclear generation accounted for about 31% of our 2012 generation output.  The risks of nuclear generation generally include:

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

The NRC has broad authority under federal law to impose licensing requirements, including security, safety and employee-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, revised security or safety requirements promulgated by the NRC could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant.  There also remains substantial uncertainty regarding the temporary storage and permanent disposal of spent nuclear fuel, which could result in substantial additional costs to PPL that cannot be predicted.  In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows and financial condition.  See Note 15 to the Financial Statements for a discussion of nuclear insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

(PPL, LKE, LG&E and KU)

Kentucky Regulated Segment

LG&E's and KU's properties consist primarily of regulated generation facilities, electric transmission and distribution assets and natural gas transmission and distribution assets in Kentucky.  The electric generating capacity at December 31, 2012 was:

		LKE	LG&E		KU

	Total MW	Ownership or		Ownership or		Ownership or
	Capacity (b)	Lease Interest		Lease Interest		Lease Interest
Primary Fuel/Plant (a)	Summer	in MW	% Ownership	in MW	% Ownership	in MW

Coal
Ghent	1,932	1,932			100.00	1,932
Mill Creek	1,472	1,472	100.00	1,472
E.W. Brown - Units 1-3	684	684			100.00	684
Cane Run - Units 4-6	563	563	100.00	563
Trimble County - Unit 1 (c)	511	383	75.00	383
Trimble County - Unit 2 (c)	732	549	14.25	104	60.75	445
Green River	163	163			100.00	163
OVEC - Clifty Creek (d)	1,304	106	5.63	73	2.50	33
OVEC - Kyger Creek (d)	1,086	88	5.63	61	2.50	27
Tyrone (e)	71	71			100.00	71
	8,518	6,011		2,656		3,355
Natural Gas/Oil
E.W. Brown Unit 5 (f)(g)	132	132	53.00	69	47.00	63
E.W. Brown Units 6-7 (f)	292	292	38.00	111	62.00	181
E.W. Brown Units 8-11 (g)	486	486			100.00	486
Trimble County Units 5-6	314	314	29.00	91	71.00	223
Trimble County Units 7-10	628	628	37.00	232	63.00	396
Paddy's Run Units 11-12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling	36	36			100.00	36
Zorn	14	14	100.00	14
Cane Run Unit 11	14	14	100.00	14
	2,098	2,098		644		1,454
Hydro
Ohio Falls	54	54	100.00	54
Dix Dam	24	24			100.00	24
	78	78		54		24

Total	10,694	8,187		3,354		4,833

(a)	LG&E and KU's properties are primarily located in Kentucky, with the exception of the units owned by OVEC. Clifty Creek is located in Indiana and Kyger Creek is located in Ohio.
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

(e)	This unit was retired in February 2013. See Note 8 to the Financial Statements for additional information.
(f)	Includes a leasehold interest. See Note 11 to the Financial Statements for additional information.
(g)
There is an inlet air cooling system attributable to these units.  This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 10 MW of capacity for LG&E and an additional 88 MW of capacity for KU.

For a description of LG&E's and KU's service areas, see "Item 1. Business - Background."  At December 31, 2012, LG&E's transmission system included in the aggregate, 45 substations (32 of which are shared with the distribution system) with a total capacity of 7 million kVA and 917 circuit miles of lines.  LG&E's distribution system included 97 substations (32 of which are shared with the transmission system) with a total capacity of 5 million kVA, 3,908 miles of overhead lines and 2,390 miles of underground wires.  KU's transmission system included 134 substations (55 of which are shared with the distribution system) with a total capacity of 13 million kVA and 4,079 circuit miles of lines.  KU's distribution system included 480 substations (55 of which are shared with the transmission system) with transformer capacity of 7 million kVA, 14,134 miles of overhead lines and 2,299 miles of underground conduit.

LG&E's natural gas transmission system includes 4,272 miles of gas distribution mains and 388 miles of gas transmission mains, consisting of 255 miles of gas transmission pipeline, 124 miles of gas transmission storage lines, 6 miles of gas combustion turbine lines and 3 miles of gas transmission pipeline in regulator facilities.  Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers.  KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electrical generating units.

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

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options.  At December 31, 2012, LG&E and KU planned to implement the following incremental capacity increases and decreases at the following plants located in Kentucky.

		LG&E		KU
	Total Net					Date of
	Summer MW					Incremental
	Capacity (a)		Ownership or		Ownership or	Capacity
	Increase /		Lease Interest		Lease Interest	Increase /
Primary Fuel/Plant	(Decrease)	% Ownership	in MW	% Ownership	in MW	Decrease

Coal
Cane Run - Units 4-6 - (b)	(563)	100.00	(563)			2015
Green River - (b)	(163)			100.00	(163)	2015
Tyrone - (c)	(71)			100.00	(71)	2013
Total Capacity Decreases	(797)		(563)		(234)

Natural Gas
Cane Run - Unit 7 (d)	640	22.00	141	78.00	499	2015

(a)
The capacity of generating units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	LG&E and KU anticipate retiring these units by the end of 2015. See Notes 8 and 15 to the Financial Statements for additional information.
(c)	KU retired this unit in February 2013. See Note 8 to the Financial Statements for additional information.
(d)	In May 2012, LG&E and KU received approval to build this unit at the existing Cane Run site. See Note 8 to the Financial Statements for additional information.

(PPL)

U.K. Regulated Segment

For a description of WPD's service territory, see "Item 1. Business - Background."  At December 31, 2012, WPD had electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners.  WPD's distribution system in the U.K. includes 1,592 substations with a total capacity of 68 million kVA, 57,472 circuit miles of overhead lines and 79,755 cable miles of underground conductors.

(PPL and PPL Electric)

Pennsylvania Regulated Segment

For a description of PPL Electric's service territory, see "Item 1. Business - Background."  At December 31, 2012, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners.  PPL Electric's transmission system includes 61 substations with a total capacity of 18 million kVA and 3,973 pole miles in service.  PPL Electric's distribution system includes 339 substations with a total capacity of 12 million kVA, 37,031 circuit miles of overhead lines and 8,098 cable miles of underground conductors in service.  All of PPL Electric's facilities are located in Pennsylvania.  Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture.

See Note 8 to the Financial Statements for information on the Regional Transmission Line Expansion Plan.

(PPL and PPL Energy Supply)

Supply Segment

PPL Energy Supply's electric generating capacity (summer rating) at December 31, 2012 was:

			PPL Energy Supply's
			Ownership or
Primary Fuel/Plant	Total MW Capacity (a)	% Ownership	Lease Interest in MW (a)	Location

Natural Gas/Oil
Martins Creek	1,745	100.00	1,745	Pennsylvania
Ironwood	665	100.00	665	Pennsylvania
Lower Mt. Bethel	543	100.00	543	Pennsylvania
Combustion turbines	363	100.00	363	Pennsylvania
	3,316		3,316

Coal
Montour	1,518	100.00	1,518	Pennsylvania
Brunner Island	1,455	100.00	1,455	Pennsylvania
Colstrip Units 1 & 2 (b)	614	50.00	307	Montana
Conemaugh (c)	1,749	16.25	284	Pennsylvania
Colstrip Unit 3 (b)	740	30.00	222	Montana
Keystone (c)	1,714	12.34	212	Pennsylvania
Corette	153	100.00	153	Montana
	7,943		4,151

Nuclear
Susquehanna (c)	2,528	90.00	2,275	Pennsylvania

Hydro
Various	604	100.00	604	Montana
Various	175	100.00	175	Pennsylvania
	779		779

Qualifying Facilities
Renewables (d)	61	100.00	61	Pennsylvania
Renewables	9	100.00	9	Various
	70		70

Total	14,636		10,591

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.

(b)	Represents the leasehold interest held by PPL Montana. See Note 11 to the Financial Statements for additional information.
(c)
This unit is jointly owned.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Note 14 to the Financial Statements for additional information.

(d)	Includes facilities owned, controlled or for which PPL Energy Supply has the rights to the output.

Amounts guaranteed by PPL Montour and PPL Brunner Island in connection with an $800 million secured energy marketing and trading facility are secured by liens on the generating facilities owned by PPL Montour and PPL Brunner Island.  See Note 7 to the Financial Statements for additional information.

PPL Energy Supply from time to time reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 15 to the Financial Statements for information on PPL Energy Supply's intention, beginning in April 2015, to place its Corette plant in long-term reserve status.  At December 31, 2012, PPL Energy Supply subsidiaries planned to implement the following incremental capacity increases.

			PPL Energy Supply		Expected
		Total MW	Ownership or Lease		In-Service
Primary Fuel/Plant	Location	Capacity (a)	Interest in MW		Date (b)

Hydro
Holtwood (c)	Pennsylvania	125	125	(100%)	2013
Great Falls (d)	Montana	28	28	(100%)	2013

Total		153	153

(a)
The capacity of generating units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals, permits and other contingencies.
(c)	This project includes installation of two additional large turbine-generators and the replacement of four existing runners.
(d)	This project involves construction of a new powerhouse and retirement of the exiting powerhouse.

ITEM 3. LEGAL PROCEEDINGS

See Notes 5, 6 and 15 to the Financial Statements for information regarding legal, tax litigation, regulatory and environmental proceedings and matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash" for information regarding certain restrictions on the ability to pay dividends for PPL, LKE, LG&E and KU.

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report.  At January 31, 2013, there were 66,130 common stock shareowners of record.

Issuer Purchase of Equity Securities during the Fourth Quarter of 2012:

	(a)	(b)	(c)	(d)

Maximum Number (or
Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
	Total Number of	Average Price	Purchased as Part of	Yet Be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under the Plans
Period	Purchased (1)	(or Unit)	Plans of Programs	or Programs (1)
October 1 to October 31, 2012
November 1 to November 30, 2012	4,665	$29.35
December 1 to December 31, 2012
Total	4,665	$29.35
(1)
Represents shares of common stock withheld by PPL at the request of its executive officers to pay income taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's ICP and ICPKE.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests.  PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests.  Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers.

PPL Energy Supply made cash distributions to PPL Energy Funding of $787 million in 2012 and $316 million in 2011.  See Note 9 to the Financial Statements regarding the distribution, including $325 million of cash, of PPL Energy Supply's membership interests in PPL Global to PPL Energy Funding in January 2011.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares.  Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors.  PPL Electric paid common stock dividends to PPL of $95 million in 2012 and $92 million in 2011.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests.  PPL owns all of LKE's outstanding membership interests.  Distributions on the membership interests will be paid as determined by LKE's Board of Directors.  LKE made cash distributions to PPL of $155 million in 2012 and $533 million in 2011 (including $248 million from the proceeds of a note issuance).

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares.  Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors.  LG&E paid common stock dividends to LKE of $75 million in 2012 and $83 million in 2011.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares.  Dividends paid to LKE on those common shares are determined by KU's Board of Directors.  KU paid common stock dividends to LKE of $100 million in 2012 and $124 million in 2011.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2012 (c)	2011 (c)	2010 (c)	2009	2008

Income Items (in millions)
Operating revenues	$12,286	$12,737	$8,521	$7,449	$7,857
Operating income	3,109	3,101	1,866	896	1,703
Income from continuing operations after income taxes
attributable to PPL shareowners	1,532	1,493	955	414	857
Net income attributable to PPL shareowners	1,526	1,495	938	407	930
Balance Sheet Items (in millions) (d)
Total assets	43,634	42,648	32,837	22,165	21,405
Short-term debt	652	578	694	639	679
Long-term debt	19,476	17,993	12,663	7,143	7,838
Noncontrolling interests	18	268	268	319	319
Common equity	10,480	10,828	8,210	5,496	5,077
Total capitalization	30,626	29,667	21,835	13,597	13,913
Financial Ratios
Return on average common equity - %	13.76	14.93	13.26	7.48	16.88
Ratio of earnings to fixed charges (e)	2.9	3.1	2.7	1.9	3.1
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	581,944	578,405	483,391	377,183	374,581
Weighted-average	580,276	550,395	431,345	376,082	373,626
Income from continuing operations after income taxes
available to PPL common shareowners - Basic EPS	$2.62	$2.70	$2.21	$1.10	$2.28
Income from continuing operations after income taxes
available to PPL common shareowners - Diluted EPS	$2.61	$2.70	$2.20	$1.10	$2.28
Net income available to PPL common shareowners -
Basic EPS	$2.61	$2.71	$2.17	$1.08	$2.48
Net income available to PPL common shareowners -
Diluted EPS	$2.60	$2.70	$2.17	$1.08	$2.47
Dividends declared per share of common stock	$1.44	$1.40	$1.40	$1.38	$1.34
Book value per share (d)	$18.01	$18.72	$16.98	$14.57	$13.55
Market price per share (d)	$28.63	$29.42	$26.32	$32.31	$30.69
Dividend payout ratio - % (f)	55	52	65	128	54
Dividend yield - % (g)	5.03	4.76	5.32	4.27	4.37
Price earnings ratio (f) (g)	11.01	10.89	12.13	29.92	12.43
Sales Data - GWh
Domestic - Electric energy supplied - retail (h)	42,379	40,147	14,595	38,912	40,374
Domestic - Electric energy supplied - wholesale (h) (i)	56,302	65,681	75,489	38,988	42,712
Domestic - Electric energy delivered - retail (j)	66,931	67,806	42,463	36,689	38,013
U.K. - Electric energy delivered (k)	77,467	58,245	26,820	26,358	27,724

(a)
The earnings each year were affected by several items that management considers special.  See "Results of Operations - Segment Results" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2012, 2011 and 2010.  The earnings were also affected by the sales of various businesses.  See Note 9 to the Financial Statements for a discussion of discontinued operations in 2012, 2011 and 2010.

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

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	The electric energy supplied changes in 2010 reflect the expiration of the PLR contract between PPL EnergyPlus and PPL Electric as of December 31, 2009.
(i)	GWh are included until the transaction closing for facilities that were sold.
(j) (k)
Prior period volumes were restated to include unbilled volumes.
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

•
"Results of Operations" provides a summary of PPL's earnings, a review of results by reportable segment and a description of key factors by segment expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing 2012 with 2011 and 2011 with 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

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

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Capital Funding

LKE*	PPL Global ● Engages in the regulated distribution of electricity in the U.K.	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity in Kentucky, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

Kentucky Regulated Segment	U.K. Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

Business Strategy

PPL's overall strategy is to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations, and disciplined optimization of energy supply margins in its energy supply business while mitigating volatility in both cash flows and earnings.  In pursuing this strategy, PPL acquired LKE in November 2010 and WPD Midlands in April 2011.  These acquisitions have reduced PPL's overall business risk profile and reapportioned the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business.  Each of the rate-regulated businesses plans to make material capital investments over the next several years to improve infrastructure and customer reliability.  As a result of these acquisitions, approximately 71% of PPL's assets were in its regulated businesses at December 31, 2012 and approximately 73% of "Net Income Attributable to PPL Shareowners" was from regulated businesses for the year ended December 31, 2012.

The increase in regulated assets is expected to provide earnings stability through regulated returns on equity and the ability to recover costs of capital investments, in contrast to the competitive energy supply business where earnings and cash flows are subject to commodity market volatility.

Results for periods prior to the acquisitions of LKE and WPD Midlands are not comparable with, or indicative of, results for periods subsequent to the acquisitions.

With the acquisition of WPD Midlands, PPL has a higher proportion of overall earnings subject to foreign currency translation risk.  The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent they have U.S. dollar denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

PPL's strategy for its energy supply business is to optimize the value from its competitive generation and marketing portfolio.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

To manage financing costs and access to credit markets, a key objective of PPL's business strategy is to maintain a strong credit profile and strong liquidity position.  In addition, PPL has financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Shareowners

Net Income Attributable to PPL Shareowners for the years ended December 31 by segment and in total was:

	2012	2011	2010

Kentucky Regulated (a)	$177	$221	$26
U.K. Regulated (b)	803	325	261
Pennsylvania Regulated	132	173	115
Supply	414	776	612
Corporate and Other (c)			(76)
Net Income Attributable to PPL Shareowners	$1,526	$1,495	$938

EPS - basic	$2.61	$2.71	$2.17
EPS - diluted	$2.60	$2.70	$2.17

(a)	LKE was acquired on November 1, 2010. Therefore, 2012 and 2011 include a full year of LKE results, while 2010 includes two months of LKE results.
(b)
WPD Midlands was acquired on April 1, 2011 and its results are recorded on a one-month lag.  Therefore, 2012 includes a full year of WPD Midlands' results, while 2011 includes eight months of WPD Midlands' results.  2011 was also impacted by certain acquisition related costs.  These costs are considered special items by management and are discussed in further detail in "Results of Operations - Earnings - U.K. Regulated Segment."  See Notes 7 and 10 to the Financial Statements for additional information on the acquisition and related financing.

(c)
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

Earnings in 2012 increased 2% over 2011 and earnings in 2011 increased 59% over 2010.  The changes in Net Income Attributable to PPL Shareowners from year to year were, in part, attributable to the acquisition of LKE and WPD Midlands and certain items that management considers special.  See "Results of Operations" for further discussion of PPL's business segments, details of special items and analysis of the consolidated results of operations.

Economic and Market Conditions

Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, fuel transportation costs and other costs.  Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and production.  As a result of these factors, PPL Energy Supply has experienced a shift in the dispatching of its competitive generation from coal-fired to combined-cycle gas-fired generation as illustrated in the following table:

	Average Utilization Factors (a)
	2012	2009 - 2011
Pennsylvania coal plants	69%	87%
Montana coal plants	67%	89%
Combined-cycle gas plants	98%	72%

(a)	All periods reflect the year ended December 31.

This reduction in coal-fired generation output had resulted in a surplus of coal inventory at certain of PPL Energy Supply's Pennsylvania coal plants.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $29 million in 2012 to reduce its 2012 and 2013 contracted coal deliveries.  PPL Energy Supply will continue to manage its coal inventory to mitigate the financial impact and physical implications of an oversupply; however, no additional coal contract modifications are expected at this time.

In addition, current economic and commodity market conditions indicate a lower value of unhedged future energy margins (primarily in 2014 and forward years) compared to the energy margins in 2012.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, as well as its hedging strategies, to help counter the financial effects of low commodity prices.

PPL's businesses are subject to extensive federal, state and local environmental laws, rules and regulations.  Although PPL Energy Supply's competitive generation assets are well positioned to meet these requirements, certain regulated generation assets at LG&E and KU will require substantial capital investment.  LG&E and KU project $2.3 billion of capital investment over the next five years to satisfy certain of these requirements.  See Note 15 to the Financial Statements for additional information on these requirements.  These requirements have resulted in LKE's anticipated retirement of five coal-fired units with a combined summer capacity rating of 726 MW by 2015.  KU retired the 71 MW unit at the Tyrone plant in February 2013.  See Note 8 to the Financial Statements for additional information regarding the anticipated retirement of these units as well as plans to build a combined-cycle natural gas facility in Kentucky.  Also, in 2012 KU recorded a $25 million pre-tax impairment of its EEI investment as a result of environmental regulations and low energy prices.  Finally, in September 2012 PPL announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  The Corette plant asset group's carrying amount at December 31, 2012 was approximately $68 million.  Although the Corette plant asset group was not determined to be impaired at December 31, 2012, it is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

In light of these economic and market conditions, as well as current and projected environmental regulatory requirements, PPL considered whether certain of its other generating assets were impaired, and determined that no impairment charges were required at December 31, 2012.  PPL is unable to predict whether future environmental requirements or market conditions will result in impairment charges for other generating assets or other retirements.

PPL and its subsidiaries may also be impacted in future periods by the uncertainty in the worldwide financial and credit markets.  In addition, PPL may be impacted by reductions in the credit ratings of financial institutions and evolving regulations in the financial sector.  Collectively, these factors could reduce availability or restrict PPL and its subsidiaries' ability to maintain sufficient levels of liquidity, reduce capital market activities, change collateral posting requirements and increase the associated costs to PPL and its subsidiaries.

PPL cannot predict the future impact that these economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Susquehanna Turbine Blade Inspection

During 2012, PPL Energy Supply performed inspections of the Unit 1 and Unit 2 turbine blades at the PPL Susquehanna nuclear power plant in order to further address the issue of turbine blade cracking that was first identified in 2011.  The after-tax earnings impact of these 2012 inspections, including reduced energy-sales margins and repair expenses, was approximately $53 million.  The after-tax earnings impact of turbine blade related outages in 2011 was approximately $63 million.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 10 to the Financial Statements for additional information.

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana.  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.  This contract was accounted for as NPNS by PPL EnergyPlus.

The SMGT Contract provided for fixed volume purchases on a monthly basis at established prices.  Pursuant to a court order and subsequent stipulations entered into between the SMGT bankruptcy trustee and PPL EnergyPlus, since the date of its Chapter 11 filing through January 2012, SMGT continued to purchase electricity from PPL EnergyPlus at the price specified in the SMGT Contract, and made timely payments for such purchases, but at lower volumes than as prescribed in the SMGT Contract.  In January 2012, the trustee notified PPL EnergyPlus that SMGT would not purchase electricity under the SMGT Contract for the month of February.  In March 2012, the U.S. Bankruptcy Court for the District of Montana issued an order approving the request of the SMGT bankruptcy trustee and PPL EnergyPlus to terminate the SMGT Contract.  As a result, the SMGT Contract was terminated effective April 1, 2012, allowing PPL EnergyPlus to resell to other customers the electricity previously contracted to SMGT under the SMGT Contract.

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $21 million at December 31, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, including the above receivable, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim, thus no amounts have been recorded in the 2012 financial statements.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Tax Litigation

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its federal tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In February 2012, PPL filed its petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition on October 29, 2012, and oral argument was held on February 20, 2013.  PPL expects the case to be decided before the end of the Supreme Court's current term in June 2013 and cannot predict the outcome of this matter.

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

Cane Run Unit 7 Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build Cane Run Unit 7.  In May 2012, the KPSC issued an order approving the request.  A formal request for recovery of the costs associated with the construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate case proceedings.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

Future Capacity Needs

In addition to the construction of a combined cycle gas unit at the Cane Run station, LG&E and KU continue to assess future capacity needs.  As a part of the assessment, LG&E and KU issued an RFP in September 2012 for up to 700 MW of capacity beginning as early as 2015.

Storm Costs

During 2012, PPL Electric experienced several PUC-reportable storms, including Hurricane Sandy, resulting in total restoration costs of $81 million, of which $61 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  In particular, in late October 2012, PPL Electric experienced widespread significant damage to its distribution network from Hurricane Sandy resulting in total restoration costs of $66 million, of which $50 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  However, a PPL subsidiary has a $10 million reinsurance policy with a third party insurer, for which a receivable was recorded with an offsetting credit to "Other operation and maintenance" on the Statement of Income.  PPL Electric recorded a regulatory asset of $28 million in December 2012 (offset to "Other operation and maintenance" on the Statement of Income).  In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Sandy.

See "Regulatory Matters - Pennsylvania Activities - Storm Costs" in Note 6 to the Financial Statements for information on $84 million of storm costs incurred in 2011.

Rate Case Proceedings

Pennsylvania

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million, effective January 1, 2013.  In its December 28, 2012 final order, the PUC approved a 10.4% return on equity and a total distribution revenue increase of about $71 million.  The approved rates became effective January 1, 2013.

Also, in its December 28, 2012 final order, the PUC ordered PPL Electric to file a proposed Storm Damage Expense Rider within 90 days following the order.  PPL Electric plans to file a proposed Storm Damage Expense Rider with the PUC and, as part of that filing, request recovery of the $28 million of qualifying storm costs incurred as a result of the October 2012 landfall of Hurricane Sandy.

Kentucky

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  In November 2012, LG&E and KU along with all of the parties filed a unanimous settlement agreement.  Among other things, the settlement provided for increases in annual base electric rates of $34 million at LG&E and $51 million at KU and an increase in annual base gas rates of $15 million at LG&E.  The settlement agreement also included revised depreciation rates that result in reduced annual electric depreciation expense of approximately $9 million for LG&E and approximately $10 million for KU.  The settlement agreement included an authorized return on equity at LG&E and KU of 10.25%.  On December 20, 2012, the KPSC issued orders approving the provisions in the settlement agreement.  The new rates became effective on January 1, 2013.  In addition to the increased base rates, the KPSC approved a gas line tracker mechanism for LG&E to provide for recovery of costs associated with LG&E's gas main replacement program, gas service lines and risers.

Regional Transmission Line Expansion Plan

Susquehanna-Roseland

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line was needed to prevent potential overloads that could occur on several existing transmission lines in the interconnected PJM system.  PJM directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and Public Service Electric & Gas Company to construct the portion of the line in New Jersey.

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas Company as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation; and on December 6, 2012, the groups filed a petition for injunctive relief seeking to prohibit all construction activities until the court issues a final decision on the complaint.  PPL Electric has intervened in the lawsuit.  The chosen route had previously been approved by the PUC and New Jersey Board of Public Utilities.

On December 13, 2012, PPL Electric received federal construction and right of way permits to build on National Park Service lands.

Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be completed before the peak summer demand period of 2015.  At December 31, 2012, PPL Electric's estimated share of the project cost was $560 million.

PPL and PPL Electric cannot predict the ultimate outcome or timing of any legal challenges to the project or what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line, three new substations and upgrades to adjacent facilities).  The incentives were specifically tailored to address the risks and challenges PPL Electric will face in building the project.  The FERC granted the incentive for inclusion of all prudently incurred construction work in progress (CWIP) costs in rate base and denied the request for a 100 basis point adder to the return on equity incentive.  The order required a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project, which PPL Electric will submit to the FERC in March 2013.  PPL Electric expects the project to be completed in 2017.  At December 31, 2012, PPL Electric estimates the total project costs to be approximately $200 million with approximately $190 million qualifying for the CWIP incentive.

Legislation - Regulatory Procedures and Mechanisms

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a final implementation order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.  In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.  The PUC approved the LTIIP on January 10, 2013 and PPL Electric filed a petition requesting permission to establish a DSIC on January 15, 2013, with rates proposed to be effective beginning May 1, 2013.

FERC Formula Rates

In March 2012, PPL Electric filed a request with the FERC seeking recovery of its regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  At December 31, 2012 and December 31, 2011, $52 million and $53 million respectively, are classified as taxes recoverable through future rates and included on the Balance Sheets in "Other Noncurrent Assets - Regulatory assets."  In May 2012, the FERC issued an order approving PPL Electric's request to recover the deferred tax regulatory asset over a 34 year period beginning June 1, 2012.

U.K. Tax Rate Change

In July 2012, the U.K.'s Finance Act of 2012 (the Act) became effective.  The Act reduced the U.K. statutory income tax rate from 25% to 24%, retroactive to April 1, 2012 and from 24% to 23%, effective April 1, 2013.  As a result of these changes, PPL recognized a deferred tax benefit of $75 million in 2012.

Ofgem Review of Line Loss Calculation

WPD had a $94 million liability recorded at December 31, 2012, compared with $170 million at December 31, 2011, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology.  In July 2012, Ofgem issued a consultation paper regarding certain aspects of the preferred methodology as it relates to the DPCR4 line loss incentive/penalty and a proposal to delay the target date for making a final decision until April 2013.  In October 2012, a license modification was issued to allow Ofgem to publish the final decisions on these matters by April 2013.  In November 2012, Ofgem issued an additional consultation on the final DPCR4 line loss close-out that published values for each DNO and further indicated the preferred methodology that would replace the methodology under WPD's licenses.  Based on applying the preferred methodology for DPCR4, the liability was reduced by $79 million, with a credit recorded in "Utility" on the Statement of Income, to reflect what WPD expects to be the final close-out settlement under Ofgem's preferred methodology.  This consultation also confirmed the final decisions will be published by April 2013.  In February 2013, Ofgem issued additional consultation proposing to delay the April 2013 decision date.  PPL cannot predict when this matter will be resolved.

Ofgem also stated in the November 2012 consultation that the line loss incentive implemented at the last rate review will be withdrawn and no incentive will apply for the DPCR5 period.  That decision resulted in the elimination of the DPCR5 liability of $11 million, with a credit recorded in "Utility" on the Statement of Income.

Equity Forward Contract

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase 591 thousand additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL's common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 591 thousand shares of PPL common stock.  Settlement of the subsequent forward sale agreements will occur no later than July 2013.

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

2010 Equity Units

During 2013, two events will occur related to the components of the 2010 Equity Units.  PPL will receive proceeds of $1.150 billion through the issuance of PPL common stock to settle the 2010 Purchase Contracts and PPL Capital Funding expects to remarket the 4.625% Junior Subordinated Notes due 2018.  See Note 7 to the Financial Statements for additional information.

Redemption of PPL Electric Preference Stock

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected in "Noncontrolling Interests" on PPL's Balance Sheet.

Results of Operations

The "Statement of Income Analysis" explains the year-to-year changes in significant earnings components, including certain income statement line items, Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins.

On April 1, 2011, PPL completed its acquisition of WPD Midlands.  As PPL is consolidating WPD Midlands on a one-month lag, consistent with its accounting policy on consolidation of foreign subsidiaries, a full year of WPD Midlands' results of operations are included in PPL's results for 2012, and eight months of WPD Midlands' results of operations are included in PPL's results for 2011, with no comparable amounts for 2010.  When discussing PPL's results of operations for 2012 compared with 2011 and 2011 compared with 2010, the results of WPD Midlands are isolated for purposes of comparability.  WPD Midlands' results are included within "Segment Results - U.K. Regulated Segment (formerly the International Regulated Segment, renamed in 2012)."  See Note 10 to the Financial Statements for additional information regarding the acquisition.

On November 1, 2010, PPL completed its acquisition of LKE.  LKE's results of operations are included in PPL's results for the full year of 2012 and 2011, while 2010 includes LKE's operating results for the two months ended December 31, 2010.  When discussing PPL's results of operations for 2011 compared with 2010, the results of LKE are isolated for purposes of comparability.  LKE's results are shown separately within "Segment Results - Kentucky Regulated Segment."  See Note 10 to the Financial Statements for additional information regarding the acquisition.

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

Earnings

	2012	2011	2010

Net Income Attributable to PPL Shareowners	$1,526	$1,495	$938
EPS - basic	$2.61	$2.71	$2.17
EPS - diluted	$2.60	$2.70	$2.17

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's results from the operation of regulated electricity generation, transmission and distribution assets, primarily in Kentucky, as well as in Virginia and Tennessee.  This segment also includes LKE's results from the regulated distribution and sale of natural gas in Kentucky.

Net Income Attributable to PPL Shareowners includes the following results:

	2012	2011	% Change	2010 (a)

Utility revenues	$2,759	$2,793	(1)	$493
Fuel	872	866	1	139
Energy purchases	195	238	(18)	68
Other operation and maintenance	778	751	4	139
Depreciation	346	334	4	49
Taxes, other than income	46	37	24	2
Total operating expenses	2,237	2,226		397
Other Income (Expense) - net	(15)	(1)	1,400	(1)
Other-Than-Temporary Impairments	25		n/a
Interest Expense (b)	219	217	1	55
Income Taxes	80	127	(37)	16
Income (Loss) from Discontinued Operations (net of income taxes)	(6)	(1)	500	2
Net Income Attributable to PPL Shareowners	$177	$221	(20)	$26

(a)	Represents the results of operations for the two-month period from November 1, 2010 through December 31, 2010.
(b)	Includes allocated interest expense of $68 million in 2012, $70 million in 2011 and $31 million in 2010 related to the 2010 Equity Units and interest rate swaps.

The changes in the components of the Kentucky Regulated segment's results between 2012 and 2011 were due to the following factors, which reflect reclassifications for items included in Kentucky Gross Margins and certain items that management considers special.  See additional detail of these special items in the table below.  The 2011 and 2010 comparison has not been included as the periods are not comparable (2010 includes two months of activity as LKE was acquired on November 1, 2010).

2012 vs. 2011

Kentucky Gross Margins	$(8)
Other operation and maintenance	(16)
Depreciation	(10)
Taxes, other than income	(9)
Other Income (Expense) - net	(14)
Interest Expense	(2)
Income Taxes	31
Special items, after-tax	(16)
Total	$(44)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Higher other operation and maintenance in 2012 compared with 2011 primarily due to $11 million of expenses related to an increased scope of scheduled outages and a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

•	Higher depreciation in 2012 compared with 2011 due to PP&E additions.

•	Lower other income (expense) - net in 2012 compared with 2011 primarily due to losses from the EEI investment.

•	Lower income taxes in 2012 compared with 2011 primarily due to lower pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results.

	Income Statement
	Line Item	2012	2011		2010

Adjusted energy-related economic activity, net, net of tax of $0, ($1), $1	Utility Revenues			$1	$(1)
Impairments:
Other asset impairments, net of tax of $10, $0, $0 (a)	Other-Than-Temporary-Impairments	$(15)
LKE acquisition-related adjustments:
Net operating loss carryforward and other tax-related adjustments	Income Taxes and Other O&M	4
Other:
LKE discontinued operations, net of tax of $4, $1, ($2) (b)	Disc. Operations	(5)		(1)	2
Total		$(16)	$		$1

(a)	KU recorded an impairment of its equity method investment in EEI. See Note 18 to the Financial Statements for additional information.
(b)	2012 includes an adjustment to an indemnification liability.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases effective January 1, 2013, returns on additional environmental capital investments and retail load growth, partially offset by higher operation and maintenance.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

U.K. Regulated Segment

The U.K. Regulated segment consists primarily of the regulated electric distribution operations in the U.K.  As a result of the WPD Midlands acquisition on April 1, 2011, the U.K. Regulated segment includes eight months of WPD Midlands' results in 2011.  Similar to PPL WW, WPD Midlands' results are recorded on a one-month lag.

Net Income Attributable to PPL Shareowners includes the following results (includes PPL WW and WPD Midlands on a consolidated basis, except for 2012 and 2011 acquisition-related adjustments, which are shown separately):

	2012	2011	2010

Utility revenues (a)	$2,289	$1,618	$727
Energy-related businesses	47	35	34
Total operating revenues	2,336	1,653	761
Other operation and maintenance	439	374	182
Depreciation	279	211	117
Taxes, other than income	147	113	52
Energy-related businesses	34	17	17
Total operating expenses	899	715	368
Other Income (Expense) - net	(51)	13	3
Interest Expense (b)	421	336	135
Income Taxes	153	98
WPD Midlands acquisition-related adjustments, net of tax	(9)	(192)
Net Income Attributable to PPL (c)	$803	$325	$261

(a)	Includes $1,423 million in 2012 and $790 million in 2011 for WPD Midlands.
(b)	Includes allocated interest expense of $47 million and $38 million for 2012 and 2011 related primarily to the 2011 Equity Units.
(c)	Includes $570 million in 2012 and $137 million in 2011 for WPD Midlands, net of acquisition-related adjustments.

The changes in the components of the U.K. Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for certain items that management considers special and with WPD Midlands isolated for comparability purposes.  See additional detail of special items in the table below.  The amounts for PPL WW and WPD Midlands are presented on a constant U.K. foreign currency exchange rate basis in order to isolate the impact of the change in the exchange rate.

	2012 vs. 2011	2011 vs. 2010
PPL WW
Utility revenues	$49	$77
Other operation and maintenance	(26)	(10)
Interest expense	16	(14)
Depreciation	(8)	(2)
Other	(4)	5
Income taxes	17	(55)
WPD Midlands, after-tax	224	240
U.S.
Interest expense and other	(15)	(41)
Income taxes	(25)	37
Foreign currency exchange rates, after-tax	(14)	15
Special items, after-tax	264	(188)
Total	$478	$64

PPL WW

•
The increase in utility revenues in 2012 compared with 2011 was due to the impact of the April 2012 and 2011 price increases which resulted in $78 million of higher utility revenues, partially offset by $13 million of lower volumes due primarily to a downturn in the economy and weather.

The increase in utility revenues in 2011 compared with 2010 was due to the impact of the April 2011 and 2010 price increases that resulted in $76 million of additional revenue.

•
The increases in other operation and maintenance in 2012 compared with 2011 and 2011 compared with 2010 were due to higher pension expense resulting from an increase in amortization of actuarial losses.

•	The decrease in interest expense in 2012 compared with 2011 was due to lower interest expense on index-linked notes.

The increase in interest expense in 2011 compared with 2010 was due to $11 million of higher interest expense arising from a March 2010 debt issuance.

•	The increase in depreciation expense in 2012 compared with 2011 was due to $10 million of depreciation related to PP&E additions.

•
The decrease in income taxes in 2012 compared with 2011 was due to the tax deductibility of interest on acquisition financing of $12 million and $9 million from a benefit relating to customer contributions for capital expenditures.

The increase in income taxes in 2011 compared with 2010 was due to a $46 million benefit recorded in 2010 for realized capital losses that offset a gain relating to a business activity sold in 1999 and $15 million due to higher 2011 pre-tax income.

WPD Midlands

•	Earnings in 2012 compared with 2011 were affected by an additional four months of results in 2012 totaling $171 million, after-tax.

•
The comparable eight month period was affected by higher utility revenue of $125 million resulting from the April 1, 2012 price increase and $26 million of lower pension expense, partially offset by $26 million of higher taxes due to higher pre-tax income, $25 million of additional interest expense on debt issuances in 2011 and 2012 and $25 million of higher taxes due to a U.K./U.S. intercompany tax transaction.

U.S.

•
The increase in interest expense and other in 2012 compared with 2011 was due to $9 million of higher interest expense primarily associated with the 2011 Equity Units issued to finance the WPD Midlands acquisition.

The increase in interest expense and other in 2011 compared with 2010 was due to $38 million of higher interest expense primarily associated with the 2011 Equity Units issued to finance the WPD Midlands acquisition.

•
The increase in income taxes in 2012 compared with 2011 was due to $28 million of tax benefits recorded in 2011 as a result of U.K. pension plan contributions and a $20 million adjustment primarily related to the recalculation of 2010 U.K. earnings and profits, partially offset by $25 million from the U.K./U.S. intercompany tax transaction.

The decrease in income taxes in 2011 compared with 2010 was due to a $41 million tax benefit resulting from changes in the taxable amount of planned U.K. cash repatriations, a tax benefit of $28 million from U.K. pension plan contributions and lower income taxes due to lower 2011 pre-tax income.  These tax benefits were partially offset by $24 million of favorable 2010 adjustments to uncertain tax benefits primarily related to Windfall Profits Tax and $11 million of higher income taxes on interest income related to acquisition financing.

Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates negatively affected the segment's earnings for 2012 compared with 2011 and positively affected 2011 compared with 2010.  The weighted-average exchange rates for the British pound sterling, including the effects of currency hedges, were approximately $1.58 in 2012, $1.61 in 2011, and $1.57 in 2010.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results.

	Income Statement
	Line Item	2012	2011	2010
Foreign currency-related economic hedges, net of tax of $18, ($2), $0 (a)	Other Income-net	$(33)	$5	$1
WPD Midlands acquisition-related adjustments:
2011 Bridge Facility costs, net of tax of $0, $14, $0 (b)	Interest Expense		(30)
Foreign currency loss on 2011 Bridge Facility, net of tax of $0, $19, $0 (c)	Other Income-net		(38)
Net hedge gains, net of tax of $0, ($17), $0 (c)	Other Income-net		38
Hedge ineffectiveness, net of tax of $0, $3, $0 (d)	Interest Expense		(9)
U.K. stamp duty tax, net of tax of $0, $0, $0 (e)	Other Income-net		(21)
Separation benefits, net of tax of $4, $26, $0 (f)	Other O&M	(11)	(75)
Other acquisition-related adjustments, net of tax of ($1), $20, $0	(g)	2	(57)
Other:
Change in U.K. tax rate (h)	Income Taxes	75	69	18
Windfall profits tax litigation (i)	Income Taxes		(39)	12
Line loss adjustment, net of tax of ($23), $0, $0 (j)	Utility Revenues	74
Total		$107	$(157)	$31

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)	Represents fees incurred in connection with establishing the 2011 Bridge Facility.
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
(f)
2012 represents severance compensation and early retirement deficiency costs.  2011 primarily represents severance compensation, early retirement deficiency costs and outplacement services for employees separating from the WPD Midlands companies as a result of a reorganization to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).  2011 also includes severance compensation and early retirement deficiency costs associated with certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.

(g)
2011 primarily includes $34 million, pre-tax, of advisory, accounting and legal fees which are recorded in "Other Income (Expense) - net" on the Statement of Income; $37 million, pre-tax, of costs, primarily related to the termination of certain contracts, rebranding costs and relocation costs that were recorded to "Other operation and maintenance" expense on the Statement of Income; and $6 million, pre-tax, of costs associated with the integration of certain information technology assets, that were recorded in "Depreciation" on the Statement of Income.

(h)
The U.K. Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  The U.K. Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and reduced the rate from 26% to 25% effective April 1, 2012.  The U.K. Finance Act of 2010, enacted in July 2010, reduced the U.K. statutory income tax rate from 28% to 27% effective April 1, 2011.  As a result, WPD reduced its net deferred tax liabilities and recognized deferred tax benefits in 2012, 2011 and 2010.  WPD Midlands' portion of the deferred tax benefit was $43 million and $35 million for 2012 and 2011.

(i)
In 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS concluding that the 1997 U.K. Windfall Profits Tax (WPT) imposed on all U.K. privatized utilities, including PPL's U.K. subsidiary, is a creditable tax for U.S. Federal income tax purposes.  As a result, PPL recorded an income tax benefit in 2010.  In January 2011, the IRS appealed the U.S. Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision and holding that the WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  See Note 5 to the Financial Statements for information on 2012 activities related to this case, including the U.S. Supreme Court's decision to grant PPL's petition for a writ of certiorari to review the Third Circuit's opinion.

(j)
In November 2012, Ofgem issued additional consultation on the final DPCR4 line loss close-out that published values for each DNO and further indicated the preferred methodology that would replace the methodology under WPD's licenses.  Based on applying the preferred methodology for DPCR4, WPD Midlands reduced its line loss liability by $86 million, pre-tax.  Ofgem also indicated that the line loss incentive implemented at the last rate review will be withdrawn and no incentive will apply for the DPCR5 period.  As a result, WPD Midlands reduced their line loss accrual by $11 million, pre-tax.  This represents WPD Midlands' portion of the adjustment as the original liability was primarily established through purchase accounting.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by higher electricity delivery revenue and lower income taxes, partially offset by higher operation and maintenance, higher depreciation and higher interest expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Net Income Attributable to PPL Shareowners includes the following results:

	2012	2011	% Change	2011	2010	% Change
Operating revenues
External	$1,760	$1,881	(6)	$1,881	$2,448	(23)
Intersegment	3	11	(73)	11	7	57
Total operating revenues	1,763	1,892	(7)	1,892	2,455	(23)
Energy purchases
External	550	738	(25)	738	1,075	(31)
Intersegment	78	26	200	26	320	(92)
Other operation and maintenance	576	530	9	530	502	6
Amortization of recoverable transition costs			n/a			n/a
Depreciation	160	146	10	146	136	7
Taxes, other than income	105	104	1	104	138	(25)
Total operating expenses	1,469	1,544	(5)	1,544	2,171	(29)
Other Income (Expense) - net	9	7	29	7	7	-
Interest Expense	99	98	1	98	99	(1)
Income Taxes	68	68	-	68	57	19
Net Income	136	189	(28)	189	135	40
Net Income Attributable to Noncontrolling Interests (Note 3)	4	16	(75)	16	20	(20)
Net Income Attributable to PPL Shareowners	$132	$173	(24)	$173	$115	50

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

	2012 vs. 2011	2011 vs. 2010

Pennsylvania Gross Delivery Margins	$19	$66
Other operation and maintenance	(50)	4
Depreciation	(14)	(10)
Taxes, other than income	(9)	4
Other	1	1
Income Taxes		(11)
Noncontrolling Interests	12	4
Total	$(41)	$58

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance for 2012 compared with 2011, primarily due to $17 million in higher payroll-related costs due to less project costs being capitalized in 2012, higher support group costs of $11 million and $10 million for increased vegetation management.

•	Higher depreciation for 2012 compared with 2011 and 2011 compared with 2010 primarily due to PP&E additions.

•	Higher taxes, other than income for 2012 primarily due to a $10 million tax provision related to gross receipts tax.

•
Income taxes were flat in 2012 compared with 2011 primarily due to the $22 million impact of lower 2012 pre-tax income primarily offset by $9 million of depreciation not normalized and $9 million of income tax return adjustments, largely related to changes in flow-through regulated tax depreciation.

Income taxes were higher in 2011 compared with 2010, due to the $26 million impact of higher 2011 pre-tax income, partially offset by a $14 million tax benefit related to changes in flow-through regulated tax depreciation.

•	Lower noncontrolling interests in 2012 compared with 2011 due to PPL Electric's redemption of preference securities in June 2012.

2013 Outlook

PPL projects higher segment earnings in 2013 compared with 2012, due to higher distribution revenues from a distribution base rate increase effective January 1, 2013, and higher transmission margins, partially offset by higher depreciation.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

Net Income Attributable to PPL Shareowners includes the following results:

	2012	2011	% Change	2011	2010	% Change
Energy revenues
External (a)	$4,970	$5,938	(16)	$5,938	$4,444	34
Intersegment	79	26	204	26	320	(92)
Energy-related businesses	461	472	(2)	472	375	26
Total operating revenues	5,510	6,436	(14)	6,436	5,139	25
Fuel (a)	965	1,080		1,080	1,096
Energy Purchases
External (a)	1,810	2,277	(21)	2,277	1,344	69
Intersegment	2	4	(50)	4	3	33
Other operation and maintenance	1,032	882	17	882	934	(6)
Depreciation	315	262	20	262	254	3
Taxes, other than income	68	72	(6)	72	46	57
Energy-related businesses	450	467	(4)	467	366	28
Total operating expenses	4,642	5,044	(8)	5,044	4,043	25
Other Income (Expense) - net	18	43	(58)	43	(9)	(578)
Other-Than-Temporary Impairments	2	6	(67)	6	3	100
Interest Expense	222	192	16	192	224	(14)
Income Taxes	247	463	(47)	463	228	103
Income (Loss) from Discontinued Operations		3	(100)	3	(19)	(116)
Net Income	415	777	(47)	777	613	27
Net Income Attributable to Noncontrolling Interests	1	1		1	1
Net Income Attributable to PPL Shareowners	$414	$776	(47)	$776	$612	27

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See additional detail of these special items in the table below.

	2012 vs. 2011	2011 vs. 2010

Unregulated Gross Energy Margins	$(197)	$(405)
Other operation and maintenance	(91)	(63)
Depreciation	(53)	(8)
Taxes, other than income	8	(10)
Other Income (Expense) - net	(26)	22
Interest Expense	(20)	(12)
Other	5	(4)
Income Taxes	136	107
Discontinued operations, after-tax - excluding certain revenues and expenses included in margins		17
Special items, after-tax	(124)	520
Total	$(362)	$164

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance in 2012 compared with 2011 due to higher costs at PPL Susquehanna of $27 million including refueling outage costs, payroll-related costs and project costs, $18 million due to the Ironwood Acquisition, $13 million due to eastern fossil and hydroelectric unit outages, $11 million of higher pension expense and $10 million of higher charges from support groups.

Higher other operation and maintenance in 2011 compared with 2010 primarily due to higher costs at PPL Susquehanna of $27 million largely due to unplanned outages, the refueling outage and payroll-related costs, $23 million higher costs at eastern fossil and hydroelectric units largely due to outages, and $12 million higher net costs at western fossil and hydroelectric units, largely resulting from insurance recoveries received in 2010.

•	Higher depreciation in 2012 compared with 2011 primarily due to a $24 million impact from PP&E additions and $17 million due to the Ironwood Acquisition.

•	Lower taxes other than income in 2012 compared with 2011 primarily due to lower capital stock tax.

Higher taxes other than income in 2011 compared with 2010 primarily due to higher capital stock tax.

•
Lower other income (expense) - net in 2012 compared with 2011 and higher other income (expense) - net in 2011 compared with 2010 primarily due to a $22 million gain on the July 2011 redemption of Senior Secured Bonds.

•
Higher interest expense in 2012 compared with 2011 primarily due to hedging activity, which increased interest expense by $30 million and $12 million related to the debt assumed as a result of the Ironwood Acquisition, partially offset by $11 million of lower interest on short-term borrowings and $4 million of higher capitalized interest.

Higher interest expense in 2011 compared with 2010 of $13 million primarily due to hedging activity and $8 million due to short-term borrowings, partially offset by $15 million of higher capitalized interest.

•
Lower income taxes in 2012 compared with 2011 due to lower 2012 pre-tax income, which reduced income taxes by $151 million and $23 million related to lower adjustments to valuation allowances on Pennsylvania net operating losses, partially offset by $21 million related to the impact of prior period tax return adjustments.

Lower income taxes in 2011 compared with 2010 due to lower 2011 pre-tax income, which reduced taxes by $204 million and a $26 million reduction in deferred tax liabilities related to an updated blended state tax rate resulting from a change in state tax apportionment.  These decreases were partially offset by $101 million related to adjustments to valuation allowances on Pennsylvania net operating losses, $16 million in favorable adjustments to uncertain tax benefits recorded in 2010 and an $11 million decrease in the domestic manufacturing deduction resulting from revised bonus depreciation estimates.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results.

	Income Statement
	Line Item	2012	2011	2010

Adjusted energy-related economic activity, net, net of tax of ($26), ($52), $85	(a)	$38	$72	$(121)
Sales of assets:
Maine hydroelectric generation business, net of tax of $0, $0, ($9) (b)	Disc. Operations			15
Sundance indemnification, net of tax of $0, $0, $0	Other Income-net			1
Impairments:
Emission allowances, net of tax of $0, $1, $6 (c)	Other O&M		(1)	(10)
Renewable energy credits, net of tax of $0, $2, $0	Other O&M		(3)
Adjustments - nuclear decommissioning trust investments, net of tax of ($2), $0, $0	Other Income-net	2
Other asset impairments, net of tax of $0, $0, $0	Other O&M	(1)
LKE acquisition-related adjustments:
Monetization of certain full-requirement sales contracts, net of tax of $0, $0, $89	(d)			(125)
Sale of certain non-core generation facilities, net of tax of $0, $0, $37 (e)	Disc. Operations		(2)	(64)
Discontinued cash flow hedges and ineffectiveness, net of tax of $0, $0, $15 (f)	Other Income-net			(28)
Reduction of credit facility, net of tax of $0, $0, $4 (g)	Interest Expense			(6)
Other:
Montana hydroelectric litigation, net of tax of $0, ($30), $22	(h)		45	(34)
Litigation settlement - spent nuclear fuel storage, net of tax of $0, ($24), $0 (i)	Fuel		33
Health care reform - tax impact (j)	Income Taxes			(8)
Montana basin seepage litigation, net of tax of $0, $0, ($1)	Other O&M			2
Counterparty bankruptcy, net of tax of $5, $5, $0 (k)	Other O&M	(6)	(6)
Wholesale supply cost reimbursement, net of tax of $0, ($3), $0	(l)	1	4
Ash basin leak remediation adjustment, net of tax of ($1), $0, $0	Other O&M	1
Coal contract modification payments, net of tax of $12, $0, $0 (m)	Fuel	(17)
Total		$18	$142	$(378)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Gains recorded on the completion of the sale of the Maine hydroelectric generation business. See Note 9 to the Financial Statements for additional information.
(c)	Primarily represents impairment charges of sulfur dioxide emission allowances.
(d)
In July 2010, in order to raise additional cash for the LKE acquisition, certain full-requirement sales contracts were monetized that resulted in cash proceeds of $249 million.  See "Monetization of Certain Full-Requirement Sales Contracts" in Note 19 to the Financial Statements for additional information.  $343 million of pre-tax gains were recorded to "Wholesale energy marketing" and $557 million of pre-tax losses were recorded to "Energy purchases" on the Statement of Income.

(e)	Consists primarily of the initial impairment charge recorded when the business was classified as held for sale. See Note 9 to the Financial Statements for additional information.
(f)
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

(h)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  In 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for years prior to 2010, including interest.  Of this total charge $47 million, pre-tax, was recorded to "Other operation and maintenance" and $9 million, pre-tax, was recorded to "Interest Expense" on the Statement of Income.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition.  In February 2012, the U.S. Supreme Court overturned the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  Prior to the U.S. Supreme Court decision, $4 million, pre-tax, of interest expense on the rental compensation covered by the court decision was accrued in 2011.  As a result of the U.S. Supreme Court decision, PPL Montana reversed its total pre-tax loss accrual of $89 million, which had been recorded prior to the U.S. Supreme Court decision, of which $79 million pre-tax is considered a special item because it represented $65 million of rent for periods prior to 2011 and $14 million of interest accrued on the portion covered by the prior court decision.  These amounts were credited to "Other operation and maintenance" and "Interest Expense" on the Statement of Income.  See Note 15 to the Financial Statements for additional information.

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

(l)
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

(m)
As a result of lower electricity and natural gas prices, coal-fired generation output decreased during 2012.  Contract modification payments were incurred to reduce 2012 and 2013 contracted coal deliveries.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	2012	2011	2010
Operating Revenues
Unregulated retail electric and gas	$(17)	$31	$1
Wholesale energy marketing	(311)	1,407	(805)
Operating Expenses
Fuel	(14)	6	29
Energy Purchases	442	(1,123)	286
Energy-related economic activity (a)	100	321	(489)
Option premiums (b)	(1)	19	32
Adjusted energy-related economic activity	99	340	(457)
Less: Unrealized economic activity associated with the monetization of certain
full-requirement sales contracts in 2010 (c)			(251)
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010	35	216
Adjusted energy-related economic activity, net, pre-tax	$64	$124	$(206)

Adjusted energy-related economic activity, net, after-tax	$38	$72	$(121)

(a)	See Note 19 to the Financial Statements for additional information.
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

2013 Outlook

Excluding special items, PPL projects lower segment earnings in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher operation and maintenance, higher depreciation and higher financing costs, which are partially offset by higher capacity prices and higher nuclear generation output despite scheduled outages for both Susquehanna units to implement a long-term solution to turbine blade issues.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

PPL's three non-GAAP financial measures include:

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments primarily associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from the Kentucky Regulated segment's operations.

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

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues, which include operating revenues associated with certain Supply segment businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain Supply segment businesses that are classified as discontinued operations.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "PLR intersegment utility revenue (expense)" in the table below.  PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in Unregulated Gross Energy Margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to PPL's three non-GAAP financial measures.

	2012						2011
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$2,759	$1,760		$2,289	(d)	$6,808	$2,791	$1,881		$1,620	(d)	$6,292
PLR intersegment utility
revenue (expense) (e)		(78)	$78					(26)	$26
Unregulated retail
electric and gas			865	(21)	(g)	844			696	30	(g)	726
Wholesale energy marketing
Realized			4,412	21	(f)	4,433			3,745	62	(f)	3,807
Unrealized economic
activity				(311)	(g)	(311)				1,407	(g)	1,407
Net energy trading margins			4			4			(2)			(2)
Energy-related businesses				508		508				507		507
Total Operating Revenues	2,759	1,682	5,359	2,486		12,286	2,791	1,855	4,465	3,626		12,737

Operating Expenses
Fuel	872		931	34	(h)	1,837	866		1,151	(71)	(h)	1,946
Energy purchases
Realized	195	550	2,204	48	(f)	2,997	238	738	912	242	(f)	2,130
Unrealized economic
activity				(442)	(g)	(442)				1,123	(g)	1,123
Other operation and
maintenance	101	104	19	2,611		2,835	90	108	16	2,453		2,667
Depreciation	51			1,049		1,100	49			911		960
Taxes, other than income		91	34	241		366		99	30	197		326
Energy-related businesses				484		484				484		484
Intercompany eliminations		(3)	3					(11)	3	8
Total Operating Expenses	1,219	742	3,191	4,025		9,177	1,243	934	2,112	5,347		9,636
Discontinued operations									12	(12)	(i)
Total	$1,540	$940	$2,168	$(1,539)		$3,109	$1,548	$921	$2,365	$(1,733)		$3,101

	2010
			Unregulated
	Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating
	Margins (c)	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility		$2,448		$1,220	(d)	$3,668
PLR intersegment utility
revenue (expense) (e)		(320)	$320
Unregulated retail
electric and gas			414	1		415
Wholesale energy marketing
Realized			4,511	321	(f)	4,832
Unrealized economic
activity				(805)	(g)	(805)
Net energy trading margins			2			2
Energy-related businesses				409		409
Total Operating Revenues		2,128	5,247	1,146		8,521

Operating Expenses
Fuel			1,132	103	(h)	1,235
Energy purchases
Realized		1,075	1,389	309	(f)	2,773
Unrealized economic
activity				(286)	(g)	(286)
Other operation and
maintenance		76	23	1,657		1,756
Amortization of recoverable
transition costs
Depreciation				556		556
Taxes, other than income		129	14	95		238
Energy-related businesses				383		383
Intercompany eliminations		(7)	3	4
Total Operating Expenses		1,273	2,561	2,821		6,655
Discontinued operations			84	(84)	(i)
Total		$855	$2,770	$(1,759)		$1,866
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	LKE was acquired on November 1, 2010. Kentucky Gross Margins were not used to measure the financial performance of the Kentucky Regulated segment in 2010.
(d)	Primarily represents WPD's utility revenue. 2010 also includes LKE's utility revenues for the two-month period subsequent to the November 1, 2010 acquisition.
(e)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(f)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  For 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include a net pre-tax loss of $35 million related to the monetization of certain full-requirement sales contracts.  2011 includes a net pre-tax loss of $216 million related to the monetization of certain full-requirement sales contracts and a net pre-tax gain of $19 million related to the amortization of option premiums.  2010 includes a net pre-tax gain of $37 million related to the monetization of certain full-requirement sales contracts and a net pre-tax gain of $32 million related to the amortization of option premiums.

(g)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.

(h)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  2012 includes a net pre-tax loss of $29 million related to coal contract modification payments.  2011 includes pre-tax credits of $57 million for the spent nuclear fuel litigation settlement.

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

	2012	2011	Change	2011	2010	Change

Kentucky Gross Margins (a)	$1,540	$1,548	$(8)	$1,548		$1,548

PA Gross Delivery Margins by Component
Distribution	$730	$741	$(11)	$741	$679	$62
Transmission	210	180	30	180	176	4
Total	$940	$921	$19	$921	$855	$66

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$1,865	$2,018	$(153)	$2,018	$2,429	$(411)
Western U.S.	299	349	(50)	349	339	10
Net energy trading	4	(2)	6	(2)	2	(4)
Total	$2,168	$2,365	$(197)	$2,365	$2,770	$(405)

(a)	LKE was acquired on November 1, 2010. Kentucky Gross Margins were not used to measure the financial performance of the Kentucky Regulated segment in 2010.

Kentucky Gross Margins

Margins decreased in 2012 compared with 2011, primarily due to $6 million of lower wholesale margins, resulting from lower market prices.  Retail margins were $2 million lower, as volumes were impacted by unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 11% compared to 2011, partially offset by a 6% increase in cooling degree days.

PPL acquired LKE on November 1, 2010.  Margins for 2011 are included in PPL's results without comparable amounts for 2010.

Pennsylvania Gross Delivery Margins

Distribution

Margins decreased in 2012 compared with 2011, primarily due to a $14 million unfavorable effect of mild weather early in 2012 and lower revenue applicable to certain energy-related costs of $3 million due to fewer PLR customers in 2012, partially offset by a $7 million charge recorded in 2011 to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.

Margins increased in 2011 compared with 2010, largely due to the PPL Electric distribution rate case which increased rates by approximately 1.6% effective January 1, 2011, resulting in improved residential distribution margins of $68 million.  Additionally, residential volume variances increased margins by an additional $4 million in 2011, compared with 2010, offset by unfavorable weather of $3 million for residential customers in 2011 compared with 2010.  Lastly, lower demand charges and increased efficiency as a result of Act 129 programs resulted in a $5 million decrease in margins for commercial and industrial customers.

Transmission

Margins increased in 2012 compared with 2011, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

The changes in Eastern U.S. non-trading margins were:

	2012 vs. 2011	2011 vs. 2010

Baseload energy prices	$(121)	$(109)
Baseload capacity prices	(37)	(90)
Intermediate and peaking capacity prices	(17)	(58)
Full-requirement sales contracts (a)	(15)	70
Impact of non-core generation facilities sold in the first quarter of 2011	(12)	(48)
Higher nuclear fuel prices	(12)	(10)
Net economic availability of coal and hydroelectric units (b)	(10)	(72)
Higher coal prices	(2)	(40)
Nuclear generation volume (c)		(29)
Intermediate and peaking Spark Spreads	11	24
Retail electric	15	(7)
Ironwood Acquisition, which eliminated tolling expense (d)	41
Monetization of certain deals that rebalanced the business and portfolio		(41)
Other	6	(1)
	$(153)	$(411)

(a)	Higher margins in 2011 compared with 2010 were driven by the monetization of loss contracts in 2010 and lower customer migration to alternative suppliers in 2011.
(b)	Volumes were lower in 2011 compared with 2010 as a result of unplanned outages and the sale of our interest in Safe Harbor Water Power Corporation.
(c)
Volumes were flat in 2012 compared to 2011 due to an uprate in the third quarter of 2011 offset by higher plant outage costs in 2012.  Volumes were lower in 2011 compared with 2010 primarily as a result of the dual-unit turbine blade replacement outages beginning in May 2011.

(d)	See Note 10 to the Financial Statements for additional information.

Western U.S.

Non-trading margins were lower in 2012 compared with 2011 due to $34 million of lower wholesale volumes, including $31 million related to the bankruptcy of SMGT, $9 million of higher average fuel prices and $9 million of lower wholesale prices.

Non-trading margins were higher in 2011 compared with 2010 due to higher net wholesale prices of $58 million, partially offset by lower wholesale volumes of $45 million, primarily due to economic reductions in the coal unit output.

Utility Revenues

The increase (decrease) in utility revenues was due to:
	2012 vs. 2011	2011 vs. 2010
Domestic:
PPL Electric (a)	$(121)	$(567)
LKE (b)	(34)	2,300
Total Domestic	(155)	1,733

U.K.:
PPL WW
Price (c)	78	76
Volume (d)	(13)	(15)
Recovery of allowed revenues (e)	(6)	7
Foreign currency exchange rates	(11)	25
Other	(10)	8
Total PPL WW	38	101
WPD Midlands (f)	633	790
Total U.K.	671	891
Total	$516	$2,624

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)
The increase in 2012 compared with 2011 was due to price increases effective April 1, 2012 and April 1, 2011.  The increase in 2011 compared with 2010 was due to price increases effective April 1, 2011 and April 1, 2010.

(d)	The decreases in both periods were primarily due to the downturn in the economy and the unfavorable effect of weather.
(e)
The decrease in 2012 compared with 2011 was primarily due to a 2012 charge to income for the over-recovery of revenues from customers.  The increase in 2011 compared with 2010 was primarily due to a revised estimate of network electricity line losses.

(f)
Amounts in each period were not comparable as 2011 includes eight months of WPD Midlands' results.  The increase in 2012 compared with 2011 was primarily due to four additional months of utility revenue in 2012 of $446 million.  The comparable eight month period was $125 million higher in 2012 compared to 2011 due to a price increase effective April 1, 2012.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2012 vs. 2011	2011 vs. 2010
Domestic:
LKE (a)		$612
LKE coal plant maintenance (b)	$19
Act 129 costs incurred (c)	(6)	26
Vegetation management (d)	11	(8)
Montana hydroelectric litigation (e)	75	(121)
PPL Susquehanna nuclear plant costs (f)	27	27
Costs at Western fossil and hydroelectric plants (g)	(1)	12
Costs at Eastern fossil and hydroelectric plants (h)	13	23
Ironwood acquisition (i)	18
Payroll-related costs (j)	26	11
PUC-reportable storm costs, net of insurance recoveries	14	(10)
Uncollectible accounts (k)	(4)	21
Pension expense	19	(5)
Stock based compensation	17	7
Other	2	(12)
U.K. Regulated Segment:
PPL WW (l)	23	15
WPD Midlands (m)	(85)	313
	$168	$911

(a)	2011 compared with 2010 is not comparable as 2010 includes two months of LKE's results.
(b)	2012 compared with 2011 was higher primarily due to $11 million of expense related to an increased scope of scheduled outages.
(c)
Relates to costs associated with PPL Electric's PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates.  There were initially 15 Act 129 programs which began in 2010 and continued to ramp up in 2011.  Some of the energy efficiency programs were reduced or closed in 2012 resulting in lower operation and maintenance expense.

(d)
PPL Electric incurred more expense in 2010 and 2012 compared to 2011 due to increased vegetation management activities related to transmission lines to comply with federal reliability requirements as well as increased vegetation management for the distribution system in 2012 in an effort to maintain and increase system reliability.

(e)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total charge recorded to "Other operation and maintenance" on the Statement of Income totaled $49 million.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition.  In February 2012, the U.S. Supreme Court overturned the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's decision.  As a result in 2011, PPL Montana reversed its total loss accrual of $89 million, which had been recorded prior to the U.S. Supreme Court decision, of which $75 million was credited to "Other operation and maintenance" on the Statement of Income.

(f)
2012 compared with 2011 was higher primarily due to $11 million of higher payroll-related costs, $7 million of higher project costs and $7 million of higher costs from the refueling outage.  2011 compared with 2010 was higher primarily due to $11 million of higher payroll-related costs, $10 million of higher outage costs and $8 million of higher costs from the refueling outage.

(g)	2011 compared with 2010 was higher primarily due to $11 million of lower insurance proceeds.
(h)	2012 compared with 2011 was higher primarily due to plant outage costs of $13 million. 2011 compared with 2010 was higher primarily due to plant outage costs of $13 million.
(i)	There are no comparable amounts in 2011 as the Ironwood Acquisition occurred in April 2012.
(j)	2012 compared with 2011 was higher primarily due to higher payroll costs of $17 million in 2012 for PPL Electric due to less project costs being capitalized.
(k)	2011 compared with 2010 was higher primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code, $11 million of damages billed to SMGT were fully reserved.
(l)	Both periods were higher due to higher pension costs resulting from increased amortization of actuarial losses.
(m)
Amounts in each period were not comparable as 2011 includes eight months of WPD Midlands' results.  The increase in 2012 compared with 2011 was partially due to four additional months of expense in 2012 of $86 million.  The comparable eight month period was $171 million lower in 2012 compared to 2011 due to $86 million of lower severance compensation, early retirement deficiency costs and outplacement services for employees separating from the WPD Midlands companies as a result of a reorganization to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales), $34 million of lower other acquisition related costs, and $26 million of lower pension expense.

Depreciation

The increase (decrease) in depreciation was due to:

	2012 vs. 2011	2011 vs. 2010

Additions to PP&E	$65	$20
LKE (a) (b)		285
WPD Midlands (c)	55	95
Ironwood Acquisition (Note 10)	17
Other	3	4
Total	$140	$404

(a)	For 2011 compared with 2010, includes $32 million of depreciation expense related to TC2, which began to dispatch in January 2011.
(b)	2011 compared with 2010 is not comparable as 2010 includes two months of LKE's results.
(c)
Amounts in each period were not comparable as 2011 includes eight months of WPD Midlands' results.  The increase in 2012 compared with 2011 is primarily due to four additional months of expense in 2012 of $49 million.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	2012 vs. 2011	2011 vs. 2010

State gross receipts tax (a)	$(4)	$(5)
Domestic property tax expense (b)	14	(10)
Domestic sales and use tax		(2)
State capital stock tax (c)	(11)	11
LKE (d)		35
WPD Midlands (e)	33	60
Other	8	(1)
Total	$40	$88

(a)
The decrease in 2012 compared with 2011 was primarily due to a decrease in taxable electricity revenue.  The decrease in 2011 compared with 2010 was primarily due to a decrease in electricity revenue as customers chose alternative suppliers in 2010.  This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins" above.

(b)
The increase in 2012 compared with 2011 is primarily due to the fully amortized PURTA refund that was refunded to the customers in 2011 pursuant to PUC regulations.  The decrease in 2011 compared with 2010 was primarily due to the amortization of the PURTA refund.  This tax is included in "Pennsylvania Gross Delivery Margins" above.

(c)
The decrease in 2012 compared to 2011 was due to changes in the statutory rate from the prior year.  The increase in 2011 compared with 2010 was due in part to the expiration of the Keystone Opportunity Zone credit in 2010 and an agreed to change in a capital stock filing position with the state.

(d)	2011 compared with 2010 was not comparable as 2010 includes two months of LKE's results.
(e)
Amounts in each period were not comparable as 2011 includes eight months of WPD Midlands' results.  The increase in 2012 compared with 2011 is primarily due to four additional months of expense in 2012 of $30 million.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	2012 vs. 2011	2011 vs. 2010

Change in the fair value of economic foreign currency exchange contracts (Note 19)	$(62)	$7
Net hedge gains associated with the 2011 Bridge Facility (a)	(55)	55
Foreign currency loss on 2011 Bridge Facility (b)	57	(57)
Gain on redemption of debt (c)	(22)	22
Cash flow hedges (d)		29
WPD Midlands acquisition-related adjustments in 2011 (Note 10)	55	(55)
LKE acquisition-related adjustments in 2010 (Note 10)		31
Losses from equity method investments	(9)	(1)
Other	(7)	4
Total	$(43)	$35

(a)	Represents a gain on foreign currency contracts in 2011 that hedged the repayment of the 2011 Bridge Facility borrowing.
(b)	Represents a foreign currency loss in 2011 related to the repayment of the 2011 Bridge Facility borrowing.
(c)
In July 2011, as a result of PPL Electric's redemption of 7.125% Senior Secured Bonds due 2013, PPL recorded a gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.

(d)
Represents losses reclassified from AOCI into earnings in 2010 associated with discontinued hedges at PPL for debt that had been planned to be issued by PPL Energy Supply.  As a result of the expected net proceeds from the sale of certain non-core generation facilities, coupled with the monetization of full-requirement sales contracts, the debt issuance was no longer needed.

Other-Than-Temporary Impairments

Primarily due to a $25 million pre-tax impairment of the EEI investment, other-than-temporary impairments increased by $21 million in 2012 compared with 2011.  See Notes 1 and 18 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

	2012 vs. 2011	2011 vs. 2010

2011 Bridge Facility costs related to the acquisition of WPD Midlands (Notes 7 and 10)	$(44)	$44
2010 Bridge Facility costs related to the acquisition of LKE (Notes 7 and 10)		(80)
2010 Equity Units (a)	(2)	28
2011 Equity Units (b)	12	34
Short-term debt interest expense (c)	(12)	11
Interest expense on the March 2010 WPD (South Wales) and WPD (South West) debt issuance		11
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(12)	5
LKE (d)		126
WPD Midlands (e)	80	154
Ironwood Acquisition (Note 10)	12
Hedging activities and ineffectiveness	29	11
Capitalized interest (f)	(6)	(17)
Montana hydroelectric litigation (g)	10	(20)
Other	(4)	(2)
Total	$63	$305

(a)	Interest related to the issuance in June 2010 to support the LKE acquisition.
(b)	Interest related to the issuance in April 2011 to support the WPD Midlands acquisition.
(c)
2012 compared with 2011 was lower primarily due to lower interest rates on 2012 short-term borrowings coupled with lower fees on credit facilities.  2011 compared with 2010 was higher primarily due to increased borrowings in 2011 and an increase in commitment fees on credit facilities.

(d)	2011 compared with 2010 is not comparable as 2010 includes two months of LKE's results.
(e)
Amounts in each period are not comparable as 2011 includes eight months of WPD Midlands' results.  The increase in 2012 compared with 2011 is primarily due to four additional months of expense in 2012 of $74 million.

(f)	Includes AFUDC.
(g)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In 2011 and 2010, PPL Montana, recorded $4 million and $10 million of interest expense on the rental compensation covered by the court decision.  In February 2012, the U.S. Supreme Court overturned the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  As a result, in the fourth quarter of 2011 PPL Montana reversed its total loss accrual of $89 million, which had been recorded prior to the U.S. Supreme Court decision, of which $14 million was credited to "Interest Expense" on the Statement of Income.

Income Taxes

The increase (decrease) in income taxes was due to:

	2012 vs. 2011	2011 vs. 2010

Higher (lower) pre-tax book income	$(296)	$168
State valuation allowance adjustments (a)	(23)	101
State deferred tax rate change (b)	7	(26)
Domestic manufacturing deduction (c)		11
Federal and state tax reserve adjustments (d)	(40)	99
Federal and state tax return adjustments (e)	33	(14)
U.S. income tax on foreign earnings net of foreign tax credit (f)	57	(59)
U.K. Finance Act adjustments (g)	2	(16)
Foreign valuation allowance adjustments (h)	(147)	(68)
Foreign tax reserve adjustments (h)	134	(141)
U.K. capital loss benefit (h)		261
Foreign tax return adjustments	(6)
Health Care Reform		(8)
LKE (i)		125
Depreciation not normalized (a)	9	(14)
WPD Midlands (j)	146	(2)
Net operating loss carryforward adjustments (k)	(9)
Other	(13)	11
Total	$(146)	$428

(a)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL recorded a $43 million state deferred income tax expense related to deferred tax valuation allowances during 2011.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in-service deadline is extended to January 1, 2013 for property that has a cost in excess of $1 million, has a production period longer than one year and has a tax life of at least ten years.  PPL's tax deduction for 100% bonus regulated tax depreciation was significantly lower in 2012 than in 2011.

Pennsylvania H.B. 1531, enacted in October 2009, increased the net operating loss limitation to 20% of taxable income for tax years beginning in 2010.  Based on the projected revenue increase related to the expiration of the generation rate caps in 2010, PPL recorded a $72 million state deferred income tax benefit related to the reversal of deferred tax valuation allowances related to the future projections of taxable income over the remaining carryforward period of the net operating losses during 2010.
(b)
Changes in state apportionment resulted in reductions to the future estimated state tax rate at December 31, 2012 and 2011.  PPL recorded a $19 million deferred tax benefit in 2012 and a $26 million deferred tax benefit in 2011 related to its state deferred tax liabilities.

(c)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminated the tax benefit related to the domestic manufacturing deduction in 2012 and 2011.

(d)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its federal income tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result and with the finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition on October 29, 2012, and oral argument was held on February 20, 2013.  PPL expects the case to be decided before the end of the Supreme Court's current term in June 2013 and cannot predict the outcome of this matter.

In 2010, the Tax Court ruled in PPL's favor in a dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes during 2010.

(e)
During 2012, PPL recorded $16 million in federal and state income tax expense related to the filing of the 2011 federal and state income tax returns.  Of this amount, $5 million relates to the reversal of prior years' state income tax benefits related to regulated depreciation.  PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL adopted the safe harbor method with the filing of its 2011 federal income tax return.

During 2011, PPL recorded $17 million in federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of this amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts and $3 million in tax benefits related to the flow-through impact of Pennsylvania regulated state tax depreciation.
(f)	During 2012, PPL recorded a $23 million adjustment to federal income tax expense related to the recalculation of 2010 U.K. earnings and profits.

During 2011, PPL recorded a $28 million federal income tax benefit related to U.K. pension contributions.

During 2010, PPL recorded additional U.S. income tax expense primarily resulting from increased taxable dividends.
(g)
The U.K.'s Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a $75 million deferred tax benefit in 2012 related to both rate decreases.  WPD Midlands' portion of the deferred tax benefit is $43 million.

The U.K.'s Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liabilities and recognized a $69 million deferred tax benefit in 2011 related to both rate decreases. WPD Midlands' portion of the deferred tax benefit is $35 million.

The U.K.'s Finance Act of 2010, enacted in July 2010, reduced the U.K. statutory income tax rate from 28% to 27% effective April 1, 2011.  As a result, PPL reduced its net deferred tax liabilities and recognized an $18 million deferred tax benefit in 2010.
(h)	During 2012, PPL recorded a $5 million tax benefit following resolution of a U.K. tax issue related to interest expense.

During 2011, WPD reached an agreement with the HMRC related to the amount of the capital losses that resulted from prior years' restructuring in the U.K. and recorded a $147 million foreign tax benefit for the reversal of tax reserves related to the capital losses.  Additionally, WPD recorded a $147 million valuation allowance for the amount of capital losses that, more likely than not, will not be utilized.

During 2010, PPL recorded a $261 million foreign tax benefit in conjunction with losses resulting from restructuring in the U.K.  A portion of these losses offset tax on a deferred gain from a prior year sale of WPD's supply business.  WPD recorded a $215 million valuation allowance for the amount of capital losses that, more likely than not, will not be utilized.
(i)	2011 compared with 2010 was not comparable as 2010 includes two months of LKE's results.
(j)	Amounts in each period were not comparable as 2011 includes eight months of WPD Midlands' results. The increase in 2012 compared with 2011 was primarily due to higher pre-tax book income.
(k)	During 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

Income (Loss) from Discontinued Operations (net of income taxes) decreased by $8 million in 2012 compared with 2011 primarily due to an adjustment recorded in 2012 to a liability for indemnifications related to the termination of the WKE lease in 2009.

Income (Loss) from Discontinued Operations (net of income taxes) increased by $19 million in 2011 compared with 2010 primarily due to after-tax impairment charges recorded in 2010 totaling $62 million related to assets associated with certain non-core generation facilities sold in 2011 that were written down to their estimated fair value (less cost to sell).  The impacts of these charges were offset by the net results of certain other discontinued operations.

See Note 9 to the Financial Statements for additional information.

Noncontrolling Interests

"Net Income Attributable to Noncontrolling Interests" decreased by $12 million in 2012 compared with 2011.  The decrease is primarily due to PPL Electric's June 2012 redemption of all 2.5 million shares of its preference stock.

Financial Condition

Liquidity and Capital Resources

PPL expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.  Additionally, subject to market conditions, PPL currently plans to access capital markets in 2013.

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

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties that could affect PPL's cash flows.

At December 31, PPL had the following:

	2012	2011	2010

Cash and cash equivalents	$901	$1,202	$925
Short-term investments (a)		16	163
	$901	$1,218	$1,088
Short-term debt	$652	$578	$694

(a)
2010 amount represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were subsequently purchased by LG&E.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 23 to the Financial Statements for further discussion.

At December 31, 2012, $225 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings.  See Note 5 to the Financial Statements for additional information on undistributed earnings of WPD.

The changes in PPL's cash and cash equivalents position for the years ended December 31 resulted from:

	2012	2011	2010

Net cash provided by (used in) operating activities	$2,764	$2,507	$2,033
Net cash provided by (used in) investing activities	(3,123)	(7,952)	(8,229)
Net cash provided by (used in) financing activities	48	5,767	6,307
Effect of exchange rates on cash and cash equivalents	10	(45)	13
Net Increase (Decrease) in Cash and Cash Equivalents	$(301)	$277	$124

Operating Activities

Net cash provided by operating activities increased by 10%, or $257 million, in 2012 compared with 2011.  The increase was the net effect of:

•	an increase of $339 million in net income, when adjusted for non-cash components; and
•	a decrease of $60 million in defined benefit plan funding; partially offset by
•	changes in working capital of $178 million, primarily driven by changes in prepayments and net regulatory assets/liabilities offset by the changes in counterparty collateral.

Included in the above amounts is the impact of having an additional four months of WPD Midlands operations in 2012.  WPD Midlands' cash from operating activities increased by $190 million in 2012 compared with 2011.

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

A significant portion of PPL's Supply segment operating cash flows is derived from its competitive baseload generation business activities.  PPL employs a formal hedging program for its baseload generation fleet, the primary objective of which is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  See Note 19 to the Financial Statements for further discussion.  Despite PPL's hedging practices, future cash flows from operating activities from its Supply segment are influenced by commodity prices and, therefore, will fluctuate from period to period.

PPL's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" and there was a 10% adverse movement in energy prices, PPL estimates that, based on its December 31, 2012 positions, it would have been required to post additional collateral of approximately $438 million with respect to electricity and fuel contracts.  PPL has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities in 2012 was for capital expenditures.  In 2011, the primary uses of cash in investing activities were for the acquisition of WPD Midlands and capital expenditures.  In 2010, the primary uses of cash in investing activities were for the acquisition of LKE and capital expenditures.  See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2013 through 2017.

Net cash used in investing activities was $3.1 billion in 2012 compared with $7.9 billion in 2011.  Excluding the impact of cash used for the 2011 acquisition of WPD Midlands, net cash used in investing activities increased by $934 million in 2012 compared with 2011.  This increase reflects $618 million of higher capital expenditures, $381 million less in asset sale proceeds (2011 sale of certain non-core generation facilities) and a $143 million reduction in proceeds from the sale of certain investments (other than securities in the nuclear plant decommissioning trust funds) partially offset by a $239 million net change in restricted cash and cash equivalents.  See Note 9 to the Financial Statements for additional information on the sale of certain non-core generation facilities and Note 10 to the Financial Statements for additional information regarding the WPD Midlands acquisition.

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

Financing Activities

Net cash provided by financing activities was $48 million in 2012 compared with $5.8 billion in 2011.  The decrease of $5.7 billion was primarily the result of lower net long-term debt issuances of $3.4 billion and less proceeds from the issuance of common stock of $2.2 billion.  Both of these decreases were primarily related to the 2011 acquisition of WPD Midlands.  The decrease also included $250 million paid to redeem a subsidiary's preference stock and $87 million of higher common stock dividends.  These decreases were partially offset by a $199 million net change in short-term debt.

Net cash provided by financing activities was $5.8 billion in 2011 compared with $6.3 billion in 2010, primarily as a result of issuance of long-term debt and equity related to the acquisition of WPD Midlands in 2011 and the acquisition of LKE in 2010.  The decrease of $540 million was primarily the result of lower net long-term debt issuances of $87 million, lower proceeds from the issuance of common stock of $144 million, $180 million of higher common stock dividends and a $195 million decrease in net, short-term debt.

See "Forecasted Sources of Cash" for a discussion of PPL's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL.  Also see "Forecasted Uses of Cash" for a discussion of plans to pay dividends on common securities in the future, as well as maturities of long-term debt.

Long-term Debt and Equity Securities

The long-term debt and equity securities activity for the year ended December 31, 2012 was:

			Equity
	Debt		Issuances
	Issuances (a)	Retirements	(Redemptions)

PPL Capital Funding Senior Notes (b)	$798	$(99)
PPL Electric First Mortgage Bonds	249
WPD (East Midlands) Senior Notes	176
PPL Electric preference stock (c)			$(250)
Total Cash Flow Impact	$1,223	$(99)	$(250)

			Equity
	Debt		Issuances
	Issuances (a)	Retirements	(Redemptions)

Assumed through consolidation - Ironwood Acquisition (d)	$258
Non-cash Exchanges:
LKE Senior Notes (e)	$250	$(250)

Net Increase (decrease)	$1,382		$(250)

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Senior unsecured notes of $99 million were redeemed at par prior to their 2047 maturity date.
(c)	In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share, which was included in "Noncontrolling Interests" on the 2011 Balance Sheet.
(d)	Includes $24 million of fair value adjustments resulting from the purchase price allocation. See Note 10 to the Financial Statements for additional information on the acquisition.
(e)
In June 2012, LKE completed an exchange of all its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.

In addition to the above, in April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase 591 thousand additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the additional 591 thousand shares of PPL common stock.  Settlement of the subsequent forward sale agreements will occur no later than July 2013.  Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the forward counterparties shares of its common stock in exchange for cash proceeds per share equal to the forward sale price.  The forward sale price will be calculated based on an initial forward price of $27.02 per share reduced during the period the contracts are outstanding as specified in the forward sale agreements.  PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreements.

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

Forecasted Sources of Cash

PPL expects to continue to have sufficient sources of liquidity available in the near term, including cash flows from operations, various credit facilities, commercial paper issuances and operating leases.  Additionally, subject to market conditions, PPL currently plans to access capital markets in 2013.

Credit Facilities

At December 31, 2012, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit
			Issued
			and
			Commercial
	Committed		Paper	Unused
	Capacity	Borrowed	Backstop	Capacity

PPL Energy Supply Credit Facilities (a)	$3,200		$631	$2,569
PPL Electric Credit Facilities (a) (b)	400		1	399
LG&E Credit Facility (a)	500		55	445
KU Credit Facilities (a)	598		268	330
Total Domestic Credit Facilities (c) (f)	$4,698		$955	$3,743

PPL WW Credit Facility (d) (e)	£150	£106	n/a	£44
WPD (South West) Credit Facility (e)	245		n/a	245
WPD (East Midlands) Credit Facility (e) (g)	300			300
WPD (West Midlands) Credit Facility (e) (g)	300			300
Total WPD Credit Facilities (h) (f)	£995	£106		£889

(a)
The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 65% for PPL Energy Supply and 70% for PPL Electric, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.  See Note 7 to the Financial Statements for additional information regarding these credit facilities.

(b)
Includes a $100 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $100 million from a commercial paper conduit sponsored by a financial institution.  At December 31, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was $100 million.

(c)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

(d)	In December 2012, the PPL WW credit facility was subsequently replaced with a credit facility expiring in December 2016 and the capacity was increased to £210 million.
(e)
The facilities contain financial covenants that require the company to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(f)
Each company pays customary fees under its respective syndicated credit facility, as does KU under its letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(g)	Under the facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.
(h)
The total amount borrowed at December 31, 2012 was a USD-denominated borrowing of $171 million, which equated to £106 million at the time of borrowing and bore interest at 0.8452%.  At December 31, 2012, the unused capacity of WPD's committed credit facilities was approximately $1.4 billion.

The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 16% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL monitors compliance with the covenants on a regular basis.  At December 31, 2012, PPL was in compliance with these covenants.  At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Energy Supply maintains a $750 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At December 31, 2012, PPL Energy Supply had $356 million of commercial paper outstanding at a weighted-average interest rate of 0.50%.

PPL Electric maintains a $300 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at December 31, 2012.

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide additional financing sources to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  At December 31, 2012, LG&E and KU had $55 million and $70 million of commercial paper outstanding at a weighted average interest rate, for each, of 0.42%.

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

Long-term Debt and Equity Securities

PPL and its subsidiaries currently plan to incur, subject to market conditions, approximately $2.0 billion of long-term indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.  In addition during 2013, two events will occur related to the components of the 2010 Equity Units.  PPL will receive proceeds of $1.150 billion through the issuance of PPL common stock to settle the 2010 Purchase Contracts; and PPL Capital Funding expects to remarket the 4.625% Junior Subordinated Notes due 2018.  See Note 7 to the Financial Statements for additional information.

In addition, PPL currently plans to issue new shares of common stock in 2013 in an aggregate amount up to $350 million under its forward contracts (see Note 7 to the Financial Statements for more information), DRIP and various employee stock-based compensation and other plans.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows PPL's current capital expenditure projections for the years 2013 through 2017.

	Projected
	2013	2014	2015	2016	2017
Construction expenditures (a) (b)
Generating facilities	$814	$500	$514	$717	$831
Distribution facilities	1,780	1,654	1,712	1,711	1,763
Transmission facilities	723	599	457	413	390
Environmental	750	812	536	312	128
Other	139	126	117	105	99
Total Construction Expenditures	4,206	3,691	3,336	3,258	3,211
Nuclear fuel	152	145	153	158	162
Total Capital Expenditures	$4,358	$3,836	$3,489	$3,416	$3,373

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $160 million for the years 2013 through 2017.
(b)	Includes expenditures for certain intangible assets.

PPL's capital expenditure projections for the years 2013 through 2017 total approximately $18.5 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  For the years presented, this table includes projected costs related to the planned 793 MW of incremental capacity increases for both PPL Energy Supply and LKE, PPL Electric's asset optimization program to replace aging transmission and distribution assets and the PJM-approved regional transmission line expansion project.  This table also includes LKE's environmental projects related to existing and proposed EPA compliance standards (actual costs may be significantly lower or higher depending on the final requirements; environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism).  See Notes 6 and 8 to the Financial Statements for information on LG&E's and KU's ECR plans and the PJM-approved regional transmission line expansion project and the other significant development projects.

PPL plans to fund its capital expenditures in 2013 with cash from operations and proceeds from the issuance of common stock and debt securities.

Contractual Obligations

PPL has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2012, the estimated contractual cash obligations of PPL were:

	Total	2013	2014 - 2015	2016 - 2017	After 2017

Long-term Debt (a)	$19,435	$751	$1,645	$946	$16,093
Interest on Long-term Debt (b)	14,276	932	1,704	1,530	10,110
Operating Leases (c)	507	109	191	58	149
Purchase Obligations (d)	8,770	2,642	2,847	1,604	1,677
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	607	560	47
Total Contractual Cash Obligations	$43,595	$4,994	$6,434	$4,138	$28,029

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

(e)
The amounts include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2010 and June 2011.  The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit; however, WPD cannot be certain that this will continue beyond the current review period, which extends to March 31, 2015.  The amounts also include contributions made or committed to be made for 2013 for PPL's and LKE's U.S. pension plans.  See Note 13 to the Financial Statements for a discussion of expected contributions.

Also included in the amounts are contract adjustment payments related to the Purchase Contract component of the Equity Units.  See Note 7 to the Financial Statements for additional information on the Equity Units.
(f)
At December 31, 2012, total unrecognized tax benefits of $92 million were excluded from this table as PPL cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings.  In 2012, PPL's Board of Directors declared an increase to its quarterly dividend on its common stock to 36.0 cents per share (equivalent to $1.44 per share per annum).  In February 2013, PPL's Board of Directors declared an increase to its quarterly dividend on its common stock to 36.75 cents per share (equivalent to $1.47 per share per annum).  Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors at the time.  As discussed in Note 7 to the Financial Statements, subject to certain exceptions, PPL may not declare or pay any cash dividend on its common stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067, its 4.625% Junior Subordinated Notes due 2018, or its 4.32% Junior Subordinated Notes due 2019 or until deferred contract adjustment payments on PPL's Purchase Contracts have been paid.  No such deferrals have occurred or are currently anticipated.

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

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of PPL and its subsidiaries affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The following table sets forth PPL's and its subsidiaries' security credit ratings as of December 31, 2012.

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch

PPL Energy Supply	Baa2	BBB	BBB				P-2	A-2	F-2

PPL Capital Funding	Baa3	BBB-	BBB

PPL Electric				A3	A-	A-	P-2	A-2	F-2

PPL Ironwood				B2	B

LKE	Baa2	BBB-	BBB+

LG&E			A	A2	A-	A+	P-2	A-2	F-2

KU			A	A2	A-	A+	P-2	A-2	F-2

PPL WEM	Baa3	BBB-

WPD (East Midlands)	Baa1	BBB

WPD (West Midlands)	Baa1	BBB

PPL WW	Baa3	BBB-	BBB

WPD (South Wales)	Baa1	BBB	A-

WPD (South West)	Baa1	BBB	A-				P-2

A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL and its subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

In addition to the credit ratings noted above, the rating agencies took the following actions related to PPL and its subsidiaries in 2012.

In January 2012, S&P affirmed its rating and revised its outlook, from positive to stable, for PPL Montana's Pass Through Certificates due 2020.

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

In May 2012, Fitch downgraded its rating, from BBB to BBB- and revised its outlook, from negative to stable, for PPL Montana's Pass Through Certificates due 2020.

In June 2012, Fitch assigned a rating and outlook to PPL Capital Funding's $400 million of 4.20% Senior Notes.

In August 2012, Fitch assigned a rating and outlook to PPL Electric's $250 million First Mortgage Bonds.

In August 2012, S&P and Moody's assigned a rating to PPL Electric's $250 million First Mortgage Bonds.

In October 2012, Moody's, S&P and Fitch assigned a rating to PPL Capital Funding's $400 million of 3.50% Senior Notes.

In November 2012, Fitch affirmed the long-term issuer default rating and senior unsecured rating of PPL WW, WPD (South Wales) and WPD (South West).

In November 2012, S&P revised its outlook, from stable to negative, for PPL Montana's Pass Through Certificates due 2020.

In November 2012, Moody's and S&P affirmed the long-term ratings for LG&E's 2007 Series A pollution control bonds.

In December 2012, Fitch affirmed the issuer default ratings, individual security ratings and outlooks for PPL, PPL Capital Funding, PPL Electric, LKE, LG&E and KU.

In December 2012, Fitch affirmed the issuer default rating, individual security rating and revised the outlook, from stable to negative, for PPL Energy Supply.

In February 2013, Moody's upgraded its rating, from Ba1 to B2, and revised the outlook from under review to stable for PPL Ironwood.

Ratings Triggers

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's, S&P, or Fitch) or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event in that company.  These notes totaled £3.3 billion (approximately $5.3 billion) nominal value at December 31, 2012.

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions that require PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2012.  At December 31, 2012, if PPL's and its subsidiaries' credit ratings had been below investment grade, PPL would have been required to prepay or post an additional $501 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at December 31, 2012 and 2011 was a net asset/(liability) of $346 million and $(63) million.  See Note 19 to the Financial Statements for additional information.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts at December 31, 2012.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$1,082	$947
Contracts realized or otherwise settled during the period	(1,005)	(517)
Fair value of new contracts entered into during the period (a)	7	13
Other changes in fair value	389	639
Fair value of contracts outstanding at the end of the period	$473	$1,082

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at December 31, 2012 based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$452	$15	$(20)	$5	$452
Prices based on significant unobservable inputs (Level 3)	8	10	3		21
Fair value of contracts outstanding at the end of the period	$460	$25	$(17)	$5	$473

PPL sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.  In connection with its bankruptcy proceedings, a significant counterparty, SMGT, had been purchasing lower volumes of electricity than prescribed in the contract and effective April 1, 2012 the contract was terminated.  PPL cannot predict the prices or other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of this contract.  See Note 15 to the Financial Statements for additional information.

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts range in maturity through 2017.  The following table sets forth changes in the net fair value of trading commodity derivative contracts at December 31, 2012.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$(4)	$4
Contracts realized or otherwise settled during the period	20	(14)
Fair value of new contracts entered into during the period (a)	17	10
Other changes in fair value	(4)	(4)
Fair value of contracts outstanding at the end of the period	$29	$(4)

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at December 31, 2012 based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$18	$10			$28
Prices based on significant unobservable inputs (Level 3)	1				1
Fair value of contracts outstanding at the end of the period	$19	$10			$29

VaR Models

A VaR model is utilized to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the period was as follows.

	Trading VaR		Non-Trading VaR
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$12	$6
Average for the Period	3	3	10	5
High	8	6	12	7
Low	1	1	7	4

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at December 31, 2012.

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

At December 31, 2012 and 2011, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at December 31, 2012 would increase the fair value of its debt portfolio by $611 million, compared with $635 million at December 31, 2011.

PPL had the following interest rate hedges outstanding at December 31.

	2012			2011
			Effect of a			Effect of a
		Fair Value,	10% Adverse		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$1,165	$(7)	$(34)	$150	$(3)	$(3)
Cross-currency swaps (d)	1,262	10	(179)	1,262	22	(187)
Fair value hedges
Interest rate swaps				99	4
Economic hedges
Interest rate swaps (e)	179	(58)	(3)	179	(60)	(4)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or liabilities, if recoverable through regulated rates.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at December 31, 2012 mature through 2043.

(d)
PPL utilizes cross-currency swaps to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.  The positions outstanding at December 31, 2012 mature through 2028.

(e)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at December 31, 2012 mature through 2033.

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

PPL had the following foreign currency hedges outstanding at December 31:

	2012			2011
			Effect of a 10%			Effect of a 10%
		Fair Value,	Adverse Movement		Fair Value,	Adverse Movement
	Exposure	Net - Asset	in Foreign Currency	Exposure	Net - Asset	in Foreign Currency
	Hedged	(Liability)	Exchange Rates (a)	Hedged	(Liability)	Exchange Rates (a)

Net investment hedges (b)	£162	$(2)	$(26)	£92	$7	$(13)
Economic hedges (c)	1,265	(42)	(192)	288	11	(37)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding at December 31, 2012 mature through 2013.  Excludes the amount of an intercompany loan classified as a net investment hedge.  See Note 19 to the Financial Statements for additional information.

(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at December 31, 2012 mature through 2015.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At December 31, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $49 million reduction in the fair value of the trust assets, compared with $43 million at December 31, 2011.  See Notes 18 and 23 to the Financial Statements for additional information regarding the NDT funds.

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

PPL includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL would have to sell into a lower-priced market or purchase in a higher-priced market.  When necessary, PPL records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.  PPL also has established a reserve with respect to certain receivables from SMGT, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

In 2009, the PUC approved PPL Electric's PLR procurement plan for the period January 2011 through May 2013.  To date, PPL Electric has conducted all of its planned competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2012, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  A small portion of bidders were required to post collateral, which totaled less than $1 million, under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See "Overview" in this Item 7 and Notes 15, 16, 18 and 19 to the Financial Statements for additional information on the competitive solicitations, the Agreement, credit concentration and credit risk.

Foreign Currency Translation

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  In 2012, changes in this exchange rate resulted in a foreign currency translation gain of $99 million, which primarily reflected a $181 million increase to PP&E offset by an increase of $82 million to net liabilities.  In 2011, changes in this exchange rate resulted in a foreign currency translation loss of $51 million, which primarily reflected a $69 million reduction to PP&E offset by a reduction of $18 million to net liabilities.  In 2010, changes in this exchange rate resulted in a foreign currency translation loss of $63 million, which primarily reflected a $180 million reduction to PP&E offset by a reduction of $117 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

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

Acquisitions, Development and Divestitures

PPL from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

In April 2012, an indirect wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  In April 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of WPD Midlands.  In November 2010, PPL completed its acquisition of LKE.  See Note 10 to the Financial Statements for additional information.

See Notes 8, 9 and 10 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for PPL's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL has hydro generating facilities or where river water is used to cool its fossil and nuclear powered generators.  PPL cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The below provides a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The economic impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
The EPA is to issue guidelines for technology-based limits in discharge permits for scrubber wastewater and is expected to require dry ash handling.  The EPA agreed, in recent settlement negotiations with environmentalists, to propose revisions to its effluent limitation guidelines (ELGs) by April 2013, with a final rule in late 2014.  Limits could be so stringent that plants may consider extensive new or modified wastewater treatment facilities and possibly zero liquid discharge operations, the cost of which could be significant.  Impacts should be better understood after the proposed rule is issued.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all PPL-owned steam electric plants in Pennsylvania, Kentucky, and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction of any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be very significant, depending on the structure and stringency of the final rule.  PPL, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.  With respect to GHG limits for existing plants, PPL will advocate for reasonable, flexible requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes new coal plants.  PPL is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved Environmental Cost Recovery (ECR) plans to install additional controls at some of our Kentucky plants.  PPL is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place, pending further EPA action.  PPL plants in Pennsylvania and Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze - Montana
The EPA signed its final Federal Implementation Plan (FIP) of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for Corette (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).

See "Item 1. Business - Environmental Matters" and Note 15 to the Financial Statements for further discussion of environmental matters.

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

Price Risk Management

See "Price Risk Management" in Note 1 to the Financial Statements, as well as "Risk Management - Energy Marketing & Trading and Other" above.

Defined Benefits

Certain PPL subsidiaries sponsor various qualified funded and non-qualified unfunded defined benefit pension plans.  Certain PPL subsidiaries also sponsor both funded and unfunded other postretirement benefit plans.  These plans are applicable to the majority of the employees of PPL.  PPL and certain of its subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI or regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

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

In selecting a discount rate for its U.S. defined benefit plans, PPL starts with a cash flow analysis of the expected benefit payment stream for its plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields were eliminated to develop an appropriate subset of bonds.  Individual bonds were then selected based on the timing of each plan's cash flows and parameters were established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.  At December 31, 2012, PPL decreased the discount rate for its U.S. pension plans from 5.06% to 4.22% and decreased the discount rate for its other postretirement benefit plans from 4.80% to 4.00%.

In selecting a discount rate for its U.K. defined benefit plans, PPL starts with a cash flow analysis of the expected benefit payment stream for its plans.  These plan-specific cash flows were matched against a spot-rate yield curve to determine the assumed discount rate, which used an iBoxx British pounds sterling denominated corporate bond index as its base.  An individual bond matching approach is not used for U.K. pension plans because the universe of bonds in the U.K. is not deep enough to adequately support such an approach.  At December 31, 2012, the discount rate for the U.K. pension plans was decreased from 5.24% to 4.27% as a result of this assessment.

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

At December 31, 2012, PPL's expected return on plan assets decreased from 7.07% to 7.02% for its U.S. pension plans and increased from 5.93% to 5.97% for its other postretirement benefit plans.  The expected long-term rates of return for PPL's U.K. pension plans have been developed by PPL management with assistance from an independent actuary using a best-estimate of expected returns, volatilities and correlations for each asset class.  For the U.K. plans, PPL's expected return on plan assets decreased from 7.17% to 7.16% at December 31, 2012.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates.  At December 31, 2012, PPL's rate of compensation increase decreased from 4.02% to 3.98% for its U.S. pension plans and 4.00% to 3.97% for its other postretirement benefit plans.  For the U.K. plans, PPL's rate of compensation increase remained at 4.00% at December 31, 2012.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs.  At December 31, 2012, PPL's health care cost trend rates were 8.00% for 2013, gradually declining to 5.50% for 2019.

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

At December 31, 2012, the defined benefit plans were recorded as follows.

Pension liabilities	(2,084)
Other postretirement benefit liabilities	(301)

The following chart reflects the sensitivities in the December 31, 2012 Balance Sheet associated with a change in certain assumptions based on PPL's primary defined benefit plans.

	Increase (Decrease)
		Impact on		Impact on
	Change in	defined benefit	Impact on	regulatory
Actuarial assumption	assumption	liabilities	OCI	assets

Discount Rate	(0.25)%	$473	$(389)	$84
Rate of Compensation Increase	0.25%	66	(54)	12
Health Care Cost Trend Rate (a)	1.00%	7	(1)	6

(a)	Only impacts other postretirement benefits.

In 2012, PPL recognized net periodic defined benefit costs charged to operating expense of $166 million.  This amount represents a $12 million increase from 2011, excluding $50 million of separation costs recorded in 2011.  The increase was primarily attributable to increased amortization of losses and a non-qualified plan settlement charge recorded in 2012.

The following chart reflects the sensitivities in the 2012 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$24
Expected Return on Plan Assets	(0.25)%	26
Rate of Compensation Increase	0.25%	10
Health Care Cost Trend Rate (a)	1.00%	1

(a)	Only impacts other postretirement benefits.

Asset Impairment (Excluding Investments)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

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

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows, including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

In September 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place the Corette coal-fired plant in Montana in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with MATS requirements.  The Corette plant asset group's carrying amount at December 31, 2012 was approximately $68 million.  An impairment analysis was performed for this asset group in the third and fourth quarters of 2012 and it was determined to not be impaired.  It is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

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

Goodwill is tested for impairment at the reporting unit level.  PPL's reporting units have been determined to be at the operating segment level.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Beginning in 2012, PPL may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if PPL concludes it is more likely than not the fair value of a reporting unit is less than the carrying amount based on the step zero assessment.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, PPL identifies a potential impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.

PPL elected to perform the two-step quantitative impairment test of goodwill for all of its reporting units in the fourth quarter of 2012 and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting units.  For the U.K. Regulated reporting unit, management used only discounted cash flows to estimate the fair value of the reporting unit due to lack of industry comparable transactions.  Applying an appropriate weighting to both the discounted cash flow and market multiple valuations (where applicable) a decrease in the forecasted cash flows of 10%, an increase in the discount rate by 25 basis points, or a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

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

No new significant loss accruals were recorded in 2012.

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

See Note 6 and 15 to the Financial Statements for disclosure of loss contingencies accrued and other potential loss contingencies that have not met the criteria for accrual.  Note 6 to the Financial Statements includes a discussion of the Ofgem Review of Line Loss Calculation, including the $90 million reduction in the WPD liability.

Asset Retirement Obligations

PPL is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  A conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the statement of income, for changes in the obligation due to the passage of time.

In the case of LG&E and KU, since costs of removal are collected in rates, the depreciation and accretion expense related to an ARO are offset with a regulatory credit on the income statement, such that there is no earnings impact.  The regulatory asset created by the regulatory credit is relieved when the ARO has been settled.

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

At December 31, 2012, AROs totaling $552 million were recorded on the Balance Sheet, of which $16 million is included in "Other current liabilities."  Of the total amount, $316 million, or 57%, relates to the nuclear decommissioning ARO.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in any of these inputs could have a significant impact on the ARO liabilities.

The following table reflects the sensitivities related to the nuclear decommissioning ARO liability associated with a change in these assumptions as of December 31, 2012.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

	Change in	Impact on
	Assumption	ARO Liability

Retirement Cost	10%	$32
Discount Rate	(0.25)%	28
Inflation Rate	0.25%	32

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $10 million or decrease by up to $90 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

Regulatory Assets and Liabilities

PPL Electric, LG&E and KU, are subject to cost-based rate regulation.  As a result, the effects of regulatory actions are required to be reflected in the financial statements.  Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates.  Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates.  In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

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

At December 31, 2012, PPL had regulatory assets of $1.5 billion and regulatory liabilities of $1.1 billion.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

See Note 6 to the Financial Statements for additional information on regulatory assets and liabilities.

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem.  WPD's electricity distribution revenues are set every five years through price controls that are not directly based on cost recovery; therefore, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

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

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing 2012 with 2011 and 2011 with 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

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

To manage financing costs and access to credit markets, a key objective of PPL Energy Supply's business strategy is to maintain a strong credit profile and strong liquidity position.  In addition, PPL Energy Supply has financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Energy Supply Member

Net Income Attributable to PPL Energy Supply Member for 2012, 2011 and 2010 was $474 million, $768 million and $861 million.  Earnings in 2012 decreased 38% from 2011 and earnings in 2011 decreased 11% from 2010.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Economic and Market Conditions

Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, fuel transportation costs and other costs.  Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and production.  As a result of these factors, PPL Energy Supply has experienced a shift in the dispatching of its competitive generation from coal-fired to combined-cycle gas-fired generation as illustrated in the following table:

	Average Utilization Factors (a)
	2012	2009 - 2011
Pennsylvania coal plants	69%	87%
Montana coal plants	67%	89%
Combined-cycle gas plants	98%	72%

(a)	All periods reflect the years ended December 31.

This reduction in coal-fired generation output had resulted in a surplus of coal inventory at certain of PPL Energy Supply's Pennsylvania coal plants.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $29 million in 2012 to reduce its 2012 and 2013 contracted coal deliveries.  PPL Energy Supply will continue to manage its coal inventory to mitigate the financial impact and physical implications of an oversupply; however, no additional coal contract modifications are expected at this time.

In addition, current economic and commodity market conditions indicated a lower value of unhedged future energy margins (primarily in 2014 and forward years) compared to the energy margins in 2012.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, as well as its hedging strategies, to help counter the financial effects of low commodity prices.

PPL Energy Supply's businesses are subject to extensive federal, state and local environmental laws, rules and regulations.  PPL Energy Supply's competitive generation assets are well positioned to meet these requirements.  See Note 15 to the Financial Statements for additional information on these requirements.  As a result of these requirements, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  The Corette plant asset group's carrying amount at December 31, 2012 was approximately $68 million.  Although the Corette plant asset group was not determined to be impaired at December 31, 2012, it is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

In light of these economic and market conditions, as well as current and projected environmental regulatory requirements, PPL Energy Supply considered whether certain of its other generating assets were impaired, and determined that no impairment charges were required at December 31, 2012.  PPL Energy Supply is unable to predict whether future environmental requirements or market conditions will result in impairment charges for other generating assets or other retirements.

PPL Energy Supply and its subsidiaries may also be impacted in future periods by the uncertainty in the worldwide financial and credit markets.  In addition, PPL Energy Supply may be impacted by reductions in the credit ratings of financial institutions and evolving regulations in the financial sector.  Collectively, these factors could reduce availability or restrict PPL Energy Supply and its subsidiaries' ability to maintain sufficient levels of liquidity, reduce capital market activities, change collateral posting requirements and increase the associated costs to PPL Energy Supply and its subsidiaries.

PPL Energy Supply cannot predict the future impact that these economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Susquehanna Turbine Blade Inspection

During 2012, PPL Energy Supply performed inspections of the Unit 1 and Unit 2 turbine blades at the PPL Susquehanna nuclear power plant to further address the issue of turbine blade cracking that was first identified in 2011.  The after-tax earnings impact of these 2012 inspections, including reduced energy-sales margins and repair expenses, was approximately $53 million.  The after-tax earnings impact of turbine blade related outages in 2011 was approximately $63 million.

Ironwood Acquisition

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of the equity interests in the owner and operator of the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.  See Note 10 to the Financial Statements for additional information.

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana.  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.  This contract was accounted for as NPNS by PPL EnergyPlus.

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

PPL EnergyPlus' receivable under the SMGT Contract totaled approximately $21 million at December 31, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim is approximately $375 million, including the above receivable, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim, thus no amounts have been recorded in the 2012 financial statements.

PPL Energy Supply cannot predict any amounts that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Results of Operations

The following discussion provides a summary of PPL Energy Supply's earnings and a description of factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant year-to-year changes in Unregulated Gross Energy Margins by region and principal line items on PPL Energy Supply's Statements of Income.

Earnings

Net Income Attributable to PPL Energy Supply Member was:

	2012	2011	2010

Net Income Attributable to PPL Energy Supply Member	$474	$768	$861

The changes in the components of Net Income Attributable to PPL Energy Supply Member between these periods were due to the following factors, which reflect reclassifications for items included in the Unregulated Gross Energy Margins and certain items that management considers special.  See additional detail of these special items in the tables below.

	2012 vs. 2011	2011 vs. 2010

Unregulated Gross Energy Margins	$(197)	$(405)
Other operation and maintenance	(53)	(65)
Depreciation	(41)	(8)
Taxes, other than income	6	(9)
Other Income (Expense) - net	(5)
Interest Expense	16	4
Other	(1)
Income Taxes	102	146
Discontinued operations - Domestic, after-tax - excluding certain revenues and expenses included in margins	3	16
Discontinued operations - International, after-tax		(261)
Special items, after-tax	(124)	489
Total	$(294)	$(93)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance in 2012 compared with 2011 due to higher costs at PPL Susquehanna of $27 million including refueling outage costs, payroll-related costs and project costs, $18 million due to the Ironwood Acquisition, $13 million due to outages at eastern fossil and hydroelectric units and $10 million of charges from support groups partially offset by $34 million of trademark royalties with an affiliate in 2011 for which the agreement was terminated December 31, 2011.

Higher other operation and maintenance in 2011 compared with 2010, primarily due to higher costs at PPL Susquehanna of $30 million largely due to unplanned outages, the refueling outage and payroll-related costs, higher costs at eastern fossil and hydroelectric units of $20 million, largely due to outages, and higher costs at western fossil and hydroelectric units of $15 million, largely resulting from insurance recoveries received in 2010.

•	Higher depreciation in 2012 compared with 2011 primarily due to a $16 million impact from PP&E additions and $17 million due to the Ironwood Acquisition.

•
Lower interest expense in 2012 compared with 2011 of $14 million due to the impact of redeeming debt not replaced and redeeming debt replaced at a lower interest rate, $10 million due to lower interest on short-term borrowings and $7 million due to 2011 including the acceleration of deferred financing fees related to the July 2011 redemption, partially offset by a $12 million increase related to the debt assumed as a result of the Ironwood Acquisition.

•
Lower income taxes in 2012 compared with 2011 due to lower 2012 pre-tax income, which reduced income taxes by $110 million and $20 million related to lower adjustments to valuation allowances on Pennsylvania net operating losses, partially offset by $26 million related to the impact of prior period tax return adjustments.

Lower income taxes in 2011 compared with 2010, due to lower 2011 pre-tax income, which reduced income taxes by $196 million and a $26 million reduction in deferred tax liabilities related to an updated blended state tax rate as a result of a change in state apportionment.  These decreases were partially offset by $74 million related to adjustments to valuation allowances on Pennsylvania net operating losses, $13 million in favorable adjustments to uncertain tax benefits recorded in 2010 and an $11 million decrease in the domestic manufacturing deduction tax benefit resulting from revised bonus depreciation estimates.

•
Discontinued operations - International, represents the results of PPL Global which was distributed to PPL Energy Supply's parent, PPL Energy Funding in January 2011.  See Note 9 to the Financial Statements for additional information.

The following after-tax gains (losses), which management considers special items, also impacted the results.

	Income Statement
	Line Item	2012	2011	2010

Adjusted energy-related economic activity, net, net of tax of ($26), ($52), $85	(a)	$38	$72	$(121)
Sales of assets:
Maine hydroelectric generation business, net of tax of $0, $0, ($9) (b)	Disc. Operations			15
Sundance indemnification, net of tax of $0, $0, $0	Other Income-net			1
Impairments:
Emission allowances, net of tax of $0, $1, $6 (c)	Other O&M		(1)	(10)
Renewable energy credits, net of tax of $0, $2, $0	Other O&M		(3)
Adjustments - nuclear decommissioning trust investments, net of tax of ($2), $0, $0	Other Income-net	2
Other asset impairments, net of tax of $0, $0, $0	Other O&M	(1)
LKE acquisition-related adjustments:
Monetization of certain full-requirement sales contracts, net of tax of $0, $0, $89	(d)			(125)
Sale of certain non-core generation facilities, net of tax of $0, $0, $37 (e)	Disc. Operations		(2)	(64)
Reduction of credit facility, net of tax of $0, $0, $4 (f)	Interest Expense			(6)
Other:
Montana hydroelectric litigation, net of tax of $0, ($30), $22	(g)		45	(34)
Litigation settlement - spent nuclear fuel storage, net of tax of $0, ($24), $0 (h)	Fuel		33
Health care reform - tax impact (i)	Income Taxes			(5)
Montana basin seepage litigation, net of tax of $0, $0, ($1)	Other O&M			2
Counterparty bankruptcy, net of tax of $5, $5, $0 (j)	Other O&M	(6)	(6)
Wholesale supply cost reimbursement, net of tax of $0, ($3), $0	(k)	1	4
Ash basin leak remediation adjustment, net of tax of ($1), $0, $0	Other O&M	1
Coal contract modification payments, net of tax of $12, $0, $0 (l)	Fuel	(17)
Total		$18	$142	$(347)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Gains recorded on completion of the sale of the Maine hydroelectric generation business. See Note 9 to the Financial Statements for additional information.
(c)	Primarily represents impairment charges of sulfur dioxide emission allowances.
(d)
In July 2010, in order to raise additional cash for the LKE acquisition, certain full-requirement sales contracts were monetized that resulted in cash proceeds of $249 million.  See "Monetization of Certain Full-Requirement Sales Contracts" in Note 19 to the Financial Statements for additional information.  $343 million of pre-tax gains were recorded to "Wholesale energy marketing" and $557 million of pre-tax losses were recorded to "Energy purchases" on the Statement of Income.

(e)	Consists primarily of the initial impairment charge recorded when the business was classified as held for sale. See Note 9 to the Financial Statements for additional information.
(f)
In October 2010, PPL Energy Supply made borrowings under its Syndicated Credit Facility in order to enable a subsidiary to make loans to certain affiliates to provide interim financing of amounts required by PPL to partially fund PPL's acquisition of LKE.  Subsequent to the repayment of such borrowing, the capacity was reduced, and as a result, PPL Energy Supply wrote off deferred fees in 2010.

(g)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  In 2010, PPL Montana recorded a pre-tax charge of $56 million, representing estimated rental compensation for years prior to 2010, including interest.  Of this total charge $47 million, pre-tax, was recorded to "Other operation and maintenance" and $9 million, pre-tax, was recorded to "Interest Expense" on the Statement of Income.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition.  In February 2012, the U.S. Supreme Court overturned the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  Prior to the U.S. Supreme Court decision, $4 million, pre-tax, of interest expense on the rental compensation covered by the court decision was accrued in 2011.  As a result of the U.S. Supreme Court decision, PPL Montana reversed its total pre-tax loss accrual of $89 million, which had been recorded prior to the U.S. Supreme Court decision, of which $79 million pre-tax is considered a special item because it represented $65 million of rent for periods prior to 2011 and $14 million of interest accrued on the portion covered by the prior court decision.  These amounts were credited to "Other operation and maintenance" and "Interest Expense" on the Statement of Income.  See Note 15 to the Financial Statements for additional information.

(h)
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

(i)
Represents income tax expense recorded as a result of the provisions within Health Care Reform which eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.

(j)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

(k)
In January 2012, PPL received $7 million pre-tax, related to electricity delivered to a wholesale customer in 2008 and 2009, recorded in "Wholesale energy marketing-Realized."  The additional revenue results from several transmission projects approved at PJM for recovery that were not initially anticipated at the time of the electricity auctions and therefore were not included in the auction pricing.  A FERC order was issued in 2011 approving the disbursement of these supply costs by the wholesale customer to the suppliers, therefore, PPL Energy Supply accrued its share of this additional revenue in 2011.

(l)
As a result of lower electricity and natural gas prices, coal-fired generation output decreased during 2012.  Contract modification payments were incurred to reduce 2012 and 2013 contracted coal deliveries.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	2012	2011	2010
Operating Revenues
Unregulated retail electric and gas	$(17)	$31	$1
Wholesale energy marketing	(311)	1,407	(805)
Operating Expenses
Fuel	(14)	6	29
Energy Purchases	442	(1,123)	286
Energy-related economic activity (a)	100	321	(489)
Option premiums (b)	(1)	19	32
Adjusted energy-related economic activity	99	340	(457)
Less: Unrealized economic activity associated with the monetization of certain
full-requirement sales contracts in 2010 (c)			(251)
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010	35	216
Adjusted energy-related economic activity, net, pre-tax	$64	$124	$(206)

Adjusted energy-related economic activity, net, after-tax	$38	$72	$(121)

(a)	See Note 19 to the Financial Statements for additional information.
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

2013 Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher operation and maintenance, higher depreciation and higher financing costs, which are partially offset by higher capacity prices and higher nuclear generation output despite scheduled outages for both Susquehanna units to implement a long-term solution to turbine blade issues.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues, which include operating revenues associated with certain PPL Energy Supply businesses that are classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, which is recorded in "Taxes, other than income," and operating expenses associated with certain PPL Energy Supply businesses that are classified as discontinued operations.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage PPL Energy Supply's operations, analyze actual results compared with budget and measure certain corporate financial goals used in determining variable compensation.
Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply for the period ended December 31.

	2012				2011
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$4,412	$21	(c)	$4,433	$3,745	$62	(c)	$3,807
Unrealized economic activity		(311)	(d)	(311)		1,407	(d)	1,407
Wholesale energy marketing
to affiliate	78			78	26			26
Unregulated retail electric and gas	865	(17)	(d)	848	696	31	(d)	727
Net energy trading margins	4			4	(2)			(2)
Energy-related businesses		448		448		464		464
Total Operating Revenues	5,359	141		5,500	4,465	1,964		6,429

	2012				2011
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Expenses
Fuel	931	34	(e)	965	1,151	(71)	(e)	1,080
Energy purchases
Realized	2,204	56	(c)	2,260	912	248	(c)	1,160
Unrealized economic activity		(442)	(d)	(442)		1,123	(d)	1,123
Energy purchases from affiliate	3			3	3			3
Other operation and maintenance	19	1,022		1,041	16	913		929
Depreciation		285		285		244		244
Taxes, other than income	34	35		69	30	41		71
Energy-related businesses		432		432		458		458
Total Operating Expenses	3,191	1,422		4,613	2,112	2,956		5,068
Discontinued Operations					12	(12)	(f)
Total	$2,168	$(1,281)		$887	$2,365	$(1,004)		$1,361

	2010
	Unregulated
	Gross Energy			Operating
	Margins	Other (a)		Income (b)
Operating Revenues
Wholesale energy marketing
Realized	$4,511	$321	(c)	$4,832
Unrealized economic activity		(805)	(d)	(805)
Wholesale energy marketing
to affiliate	320			320
Unregulated retail electric and gas	414	1	(d)	415
Net energy trading margins	2			2
Energy-related businesses		364		364
Total Operating Revenues	5,247	(119)		5,128

Operating Expenses
Fuel	1,132	(36)	(e)	1,096
Energy purchases
Realized	1,389	247	(c)	1,636
Unrealized economic activity		(286)	(d)	(286)
Energy purchases from affiliate	3			3
Other operation and maintenance	23	956		979
Depreciation		236		236
Taxes, other than income	14	32		46
Energy-related businesses		357		357
Total Operating Expenses	2,561	1,506		4,067
Discontinued Operations	84	(84)	(f)
Total	$2,770	$(1,709)		$1,061

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  For 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include a net pre-tax loss of $35 million related to the monetization of certain full-requirement sales contracts.  2011 includes a net pre-tax loss of $216 million related to the monetization of certain full-requirement sales contracts and a net pre-tax gain of $19 million related to the amortization of option premiums.  2010 includes a net pre-tax gain of $37 million related to the monetization of certain full-requirement sales contracts and a net pre-tax gain of $32 million related to the amortization of option premiums.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.

(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  2012 includes a net pre-tax loss of $29 million related to coal contract modification payments.  2011 includes pre-tax credits of $57 million for the spent nuclear fuel litigation settlement.

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

	2012	2011	Change	2011	2010	Change

Non-trading
Eastern U.S.	$1,865	$2,018	$(153)	$2,018	$2,429	$(411)
Western U.S.	299	349	(50)	349	339	10
Net energy trading	4	(2)	6	(2)	2	(4)
Total	$2,168	$2,365	$(197)	$2,365	$2,770	$(405)

Unregulated Gross Energy Margins

Eastern U.S.

The changes in Eastern U.S. non-trading margins were:

	2012 vs. 2011	2011 vs. 2010

Baseload energy prices	$(121)	$(109)
Baseload capacity prices	(37)	(90)
Intermediate and peaking capacity prices	(17)	(58)
Full-requirement sales contracts (a)	(15)	70
Impact of non-core generation facilities sold in the first quarter of 2011	(12)	(48)
Higher nuclear fuel prices	(12)	(10)
Net economic availability of coal and hydroelectric units (b)	(10)	(72)
Higher coal prices	(2)	(40)
Nuclear generation volume (c)		(29)
Intermediate and peaking Spark Spreads	11	24
Retail electric	15	(7)
Ironwood Acquisition, which eliminated tolling expense (d)	41
Monetization of certain deals that rebalanced the business and portfolio		(41)
Other	6	(1)
	$(153)	$(411)

(a)	Higher margins in 2011 compared with 2010 were driven by the monetization of loss contracts in 2010 and lower customer migration to alternative suppliers in 2011.
(b)	Volumes were lower in 2011 compared with 2010 as a result of unplanned outages and the sale of our interest in Safe Harbor Water Power Corporation.
(c)
Volumes were flat in 2012 compared to 2011 due to an uprate in the third quarter of 2011 offset by higher plant outage costs in 2012.  Volumes were lower in 2011 compared with 2010 primarily as a result of the dual-unit turbine blade replacement outages beginning in May 2011.

(d)	See Note 10 to the Financial Statements for additional information.

Western U.S.

Non-trading margins were lower in 2012 compared with 2011 due to $34 million of lower wholesale volumes, including $31 million related to the bankruptcy of SMGT, $9 million of higher average fuel prices and $9 million of lower wholesale prices.

Non-trading margins were higher in 2011 compared with 2010 due to higher net wholesale prices of $58 million, partially offset by lower wholesale volumes of $45 million, primarily due to economic reductions in the coal unit output.

Energy-Related Businesses

The $10 million increase in contributions from energy-related businesses in 2012 compared with 2011 primarily relates to the mechanical services businesses, due to improved margins on construction and energy service projects in 2012 and a decrease in affiliate trademark expenses.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2012 vs. 2011	2011 vs. 2010

Montana hydroelectric litigation (a)	$75	$(121)
PPL Susquehanna nuclear plant costs (b)	27	30
Uncollectible accounts (c)	(5)	15
Costs at Western fossil and hydroelectric plants (d)	(1)	15
Costs at Eastern fossil and hydroelectric plants (e)	13	20
Impacts from emission allowances (f)		(15)
Ironwood Acquisition (g)	18
Trademark royalties (h)	(34)
Pension expense	11	1
Other	8	5
Total	$112	$(50)

(a)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  As a result, in the first quarter of 2010, PPL Montana recorded a charge of $56 million, representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  The portion of the total charge recorded to "Other operation and maintenance" on the Statement of Income totaled $49 million.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition.  In February 2012, the U.S. Supreme Court overturned the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  As a result, in 2011 PPL Montana reversed its total loss accrual of $89 million, which had been recorded prior to the U.S. Supreme Court decision, of which $75 million was credited to "Other operation and maintenance" on the Statement of Income.

(b)
2012 compared with 2011 was higher primarily due to $11 million of higher payroll-related costs, $7 million of higher project costs and $7 million of higher costs from the refueling outage.  2011 compared with 2010 was higher primarily due to $11 million of higher payroll-related costs, $10 million of higher outage costs and $8 million of higher costs from the refueling outage.

(c)	2011 compared with 2010 was higher primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code, $11 million of damages billed to SMGT were fully reserved.
(d)	2011 compared with 2010 was higher primarily due to $11 million of lower insurance proceeds.
(e)	2012 compared with 2011 was higher primarily due to net plant outage costs of $13 million. 2011 compared with 2010 was higher primarily due to plant outage costs of $13 million.
(f)	2011 compared with 2010 was lower due to lower impairment charges of sulfur dioxide emission allowances.
(g)	There are no comparable amounts in the 2011 periods as the Ironwood Acquisition occurred in April 2012.
(h)	In 2011 and 2010, PPL Energy Supply was charged trademark royalties by an affiliate. The agreement was terminated in December 2011.

Depreciation

Depreciation increased by $41 million in 2012 compared with 2011, primarily due to $16 million attributable to PP&E additions and $17 million attributable to the Ironwood Acquisition in April 2012.  Depreciation increased by $8 million in 2011 compared with 2010, primarily due to PP&E additions.

Taxes, Other Than Income

Taxes, other than income decreased by $2 million in 2012 compared with 2011, primarily due to a $7 million decrease in state capital stock tax offset by a $4 million increase in state gross receipts tax.

Taxes, other than income increased by $25 million in 2011 compared with 2010, primarily due to $16 million of higher Pennsylvania gross receipts tax expense as a result of an increase in retail electricity sales by PPL EnergyPlus.  This tax is included in "Unregulated Gross Energy Margins."  The increase also includes $8 million of higher Pennsylvania capital stock tax due in part to the expiration of the Keystone Opportunity Zone credit in 2010 and an agreed to change in a capital stock tax filing position with the state.

Other Income (Expense) - net

See Note 17 to the Financial Statements for details.

Interest Income from Affiliates

Interest income from affiliates decreased by $6 million in 2012 compared with 2011, primarily due to lower average loan balances with PPL Energy Funding.

Interest Expense

The increase (decrease) in interest expense was due to:

	2012 vs. 2011	2011 vs. 2010

Long-term debt interest expense (a)	$(11)
Short-term debt interest expense (b)	(10)	$7
Ironwood Acquisition (Note 10)	12
Capitalized interest		(16)
Net amortization of debt discounts, premiums and issuance costs (c)	(9)	(3)
Montana hydroelectric litigation (d)	10	(20)
Other	2	(2)
Total	$(6)	$(34)

(a)
The decrease was primarily due to the redemption of $250 million of 7.0% Senior Notes due 2046 in July 2011 along with the repayment of $500 million of 6.4% Senior Notes due 2011 and subsequent issuance of $500 million of 4.6% Senior Notes due 2021, both in the fourth quarter of 2011.

(b)
2012 compared with 2011 was lower primarily due to lower interest rates on 2012 short-term borrowings coupled with lower fees on credit facilities.  2011 compared with 2010 was higher primarily due to increased borrowings in 2011 and an increase in commitment fees on credit facilities.

(c)
The periods include the impact of accelerating the amortization of deferred financing fees of $7 million in 2011, due to the July 2011 redemption, as noted above, of its 7.00% Senior Notes due 2046.  2011 compared with 2010 was slightly offset by the impact of accelerating the amortization of deferred financing fees of $10 million in 2010, due to the September 2010 expiration and subsequent replacement of its $3.2 billion 5-year Syndicated Credit Facility.

(d)
In March 2010, the Montana Supreme Court substantially affirmed a June 2008 Montana District Court decision regarding lease payments for the use of certain Montana streambeds.  In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  In 2011 and 2010, PPL Montana recorded $4 million and $10 million of interest expense on the rental compensation covered by the court decision.  In February 2012, the U.S. Supreme Court overturned the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  As a result, in the fourth quarter of 2011 PPL Montana reversed its total loss accrual of $89 million, which had been recorded prior to the U.S. Supreme Court decision, of which $14 million was credited to "Interest Expense" on the Statement of Income.

Income Taxes

The increase (decrease) in income taxes was due to:

	2012 vs. 2011	2011 vs. 2010

Higher (lower) pre-tax book income	$(191)	$134
State valuation allowance adjustments (a)	(20)	74
State deferred tax rate change (b)	7	(26)
Domestic manufacturing deduction (c) (d)		11
Federal and state tax reserve adjustments	(4)	13
Federal and state tax return adjustments (d)	26	(16)
Health Care Reform (e)		(5)
Other		(1)
	$(182)	$184

(a)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL Energy Supply recorded $22 million in state deferred income tax expense related to deferred tax valuation allowances during 2011.

Pennsylvania H.B. 1531, enacted in October 2009, increased the net operating loss limitation to 20% of taxable income for tax years beginning in 2010.  Based on the projected revenue increase related to the expiration of the generation rate caps, PPL Energy Supply recorded a $52 million state deferred income tax benefit related to the reversal of deferred tax valuation allowances over the remaining carryforward period of the net operating losses during 2010.
(b)
Changes in state apportionment resulted in reductions to the future estimated state tax rate at December 31, 2012 and 2011.  PPL Energy Supply recorded a $19 million deferred tax benefit in 2012 and a $26 million deferred tax benefit in 2011 related to its state deferred tax liabilities.

(c)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation deduction eliminated the tax benefits related to domestic manufacturing deductions in 2012 and 2011.

(d)
During 2011, PPL recorded $22 million in federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of that amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts.

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

Discontinued Operations

Income (Loss) from Discontinued Operations (net of income taxes) decreased by $240 million in 2011 compared with 2010.  The decrease in 2011 compared with 2010 was primarily due to the presentation of PPL Global as Discontinued Operations as a result of the January 2011 distribution by PPL Energy Supply of its membership interest in PPL Global to its parent, PPL Energy Funding.  In 2011, the results of PPL Global are no longer consolidated within PPL Energy Supply.  See Note 9 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.  In 2013, PPL Energy Supply anticipates receiving capital contributions from its member, as well.

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

•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Energy Supply's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties that could affect PPL Energy Supply's cash flows.

At December 31, PPL Energy Supply had the following:

	2012	2011	2010

Cash and cash equivalents	$413	$379	$661
Short-term debt	$356	$400	$531

The changes in PPL Energy Supply's cash and cash equivalents position resulted from:

	2012	2011	2010

Net cash provided by (used in) operating activities	$784	$776	$1,840
Net cash provided by (used in) investing activities	(469)	(668)	(825)
Net cash provided by (used in) financing activities	(281)	(390)	(612)
Effect of exchange rates on cash and cash equivalents			13
Net Increase (Decrease) in Cash and Cash Equivalents	$34	$(282)	$416

Operating Activities

Net cash provided by operating activities increased by 1%, or $8 million, in 2012 compared with 2011.  This was primarily due to a $92 million decrease in net cash used in other operating activities (includes a $77 million reduction in defined benefit plan funding) and a $23 million decrease in net cash used in working capital (including a change of $156 million from counterparty collateral, offset by a $92 million change in accounts receivable).  These impacts were offset by a $107 million decrease in net income, when adjusted for non-cash components.

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

PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Energy Supply's or its subsidiary's credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL Energy Supply's or its subsidiary's ratings were lowered to below "investment grade" and there was a 10% adverse movement in energy prices, PPL Energy Supply estimates that, based on its December 31, 2012 positions, it would have had to post additional collateral of approximately $368 million with respect to electricity and fuel contracts.  PPL Energy Supply has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2013 through 2017.

Net cash used in investing activities decreased $199 million in 2012 compared with 2011, primarily as a result of a $396 million change in notes receivable from affiliates and a $232 million change in restricted cash and cash equivalents, partially offset by $381 million less in asset sale proceeds (2011 sale of non-core generation facilities) and $84 million used to fund the 2012 Ironwood Acquisition (see Note 10 to the Financial Statements for additional information on this acquisition).

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

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 9 to the Financial Statements for additional information.  Excluding PPL Global, PPL Energy Supply's net cash used in investing activities was $544 million for 2010.

Financing Activities

Net cash used in financing activities was $281 million in 2012 compared with $390 million in 2011 and $612 million in 2010.  The decrease from 2011 to 2012 primarily reflects the 2011 distribution of cash included in the net assets of PPL Global to PPL Energy Funding and a decrease in net retirement of long-term debt, partially offset by higher net distributions to Member.  The decrease from 2010 to 2011 primarily reflects lower net distributions to Member, partially offset by lower net issuances of long-term debt and the distribution of cash included in the net assets of PPL Global to PPL Energy Funding.

In 2012, cash used in financing activities primarily consisted of $787 million in distributions to Member and a $44 million net decrease in short-term debt, partially offset by $563 million in contributions from Member.

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

Forecasted Sources of Cash

PPL Energy Supply expects to continue to have sufficient sources of liquidity available in the near term, including cash flows from operations, various credit facilities, commercial paper issuances, operating leases and contributions from member.

Credit Facilities

At December 31, 2012, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit
			Issued
			and
			Commercial
	Committed		Paper	Unused
	Capacity	Borrowed	Backup	Capacity

Syndicated Credit Facility (a)	$3,000		$499	$2,501
Letter of Credit Facility	200	n/a	132	68
Total PPL Energy Supply Credit Facilities (b)	$3,200		$631	$2,569

(a)	This facility contains a financial covenant requiring PPL Energy Supply's debt to total capitalization not to exceed 65%, as calculated in accordance with the facility, and other customary covenants.
(b)
The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

In addition to the financial covenants noted above, the credit agreements governing the above credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Energy Supply monitors compliance with the covenants on a regular basis.  At December 31, 2012, PPL Energy Supply was in compliance with these covenants.  At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

PPL Energy Supply maintains a $750 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At December 31, 2012, PPL Energy Supply had $356 million of commercial paper outstanding at a weighted-average interest rate of approximately 0.50%.

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

Contributions from Member

From time to time, PPL Energy Supply's Member, PPL Energy Funding, makes capital contributions to PPL Energy Supply.  PPL Energy Supply uses these contributions to fund capital expenditures and for other general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL Energy Supply currently expects to incur future cash outflows for capital expenditures, various contractual obligations, distributions to its Member and possibly the purchase or redemption of a portion of its debt securities.

Capital Expenditures

The table below shows PPL Energy Supply's current capital expenditure projections for the years 2013 through 2017.

	Projected
	2013	2014	2015	2016	2017
Construction expenditures (a) (b)
Generating facilities	$387	$248	$247	$241	$292
Environmental	94	89	22	20	21
Other	26	34	15	15	15
Total Construction Expenditures	507	371	284	276	328
Nuclear fuel	152	145	153	158	162
Total Capital Expenditures	$659	$516	$437	$434	$490

(a)	Construction expenditures include capitalized interest, which is expected to total approximately $82 million for the years 2013 through 2017.
(b)	Includes expenditures for certain intangible assets.

PPL Energy Supply's capital expenditure projections for the years 2013 through 2017 total approximately $2.5 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes projected costs related to the planned 153 MW of incremental capacity increases.  See Note 8 to the Financial Statements for information regarding the significant development projects.

PPL Energy Supply plans to fund its capital expenditures in 2013 with cash from operations and equity contributions from PPL Energy Funding.

Contractual Obligations

PPL Energy Supply has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2012, the estimated contractual cash obligations of PPL Energy Supply were:

	Total	2013	2014 - 2015	2016 - 2017	After 2017

Long-term Debt (a)	$3,249	$751	$635	$386	$1,477
Interest on Long-term Debt (b)	1,169	196	265	167	541
Operating Leases (c)	362	76	143	39	104
Purchase Obligations (d)	3,047	863	878	696	610
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	105	105
Total Contractual Cash Obligations	$7,932	$1,991	$1,921	$1,288	$2,732

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

(e)	The amounts represent contributions made or committed to be made for 2013 for PPL's U.S. pension plans. See Note 13 to the Financial Statements for a discussion of expected contributions.
(f)
At December 31, 2012, total unrecognized tax benefits of $30 million were excluded from this table as PPL Energy Supply cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Distributions to Member

From time to time, as determined by its Board of Managers, PPL Energy Supply makes distributions to its member.

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

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of PPL Energy Supply and its subsidiaries affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The following table sets forth PPL Energy Supply's and its subsidiaries' security credit ratings as of December 31, 2012.

	Senior Unsecured			Senior Secured			Commercial Paper
Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch

PPL Energy Supply	Baa2	BBB	BBB				P-2	A-2	F-2

PPL Ironwood				B2	B

A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL Energy Supply and its subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

In addition to the credit ratings noted above, the rating agencies took the following actions related to PPL Energy Supply and its subsidiaries in 2012.

In January 2012, S&P affirmed its rating and revised its outlook, from positive to stable, for PPL Montana's Pass Through Certificates due 2020.

Following the announcement of the then-pending acquisition of AES Ironwood, L.L.C. in February 2012, the rating agencies took the following actions:

•	In March 2012, Moody's placed AES Ironwood, L.L.C.'s senior secured bonds under review for possible ratings upgrade.

•	In April 2012, S&P affirmed the rating of AES Ironwood, L.L.C.'s senior secured bonds.

In May 2012, Fitch downgraded its rating, from BBB to BBB- and revised its outlook, from negative to stable, for PPL Montana's Pass Through Certificates due 2020.

In November 2012, S&P revised its outlook, from stable to negative, for PPL Montana's Pass Through Certificates due 2020.

In December 2012, Fitch affirmed the issuer default rating, individual security rating and revised the outlook, from stable to negative, for PPL Energy Supply.

In February 2013, Moody's upgraded its rating, from Ba1 to B2, and revised the outlook from under review to stable for PPL Ironwood.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions that require PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2012.  At December 31, 2012, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to prepay or post an additional $385 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at December 31, 2012 and 2011 was a net asset/(liability) of $346 million and $(63) million.  See Note 19 to the Financial Statements for additional information.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts at December 31, 2012.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$1,082	$958
Contracts realized or otherwise settled during the period	(1,005)	(523)
Fair value of new contracts entered into during the period (a)	7	13
Other changes in fair value	389	634
Fair value of contracts outstanding at the end of the period	$473	$1,082

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at December 31, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$452	$15	$(20)	$5	$452
Prices based on significant unobservable inputs (Level 3)	8	10	3		21
Fair value of contracts outstanding at the end of the period	$460	$25	$(17)	$5	$473

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.  In connection with its bankruptcy proceedings, a significant counterparty, SMGT, had been purchasing lower volumes of electricity than prescribed in the contract and effective April 1, 2012 the contract was terminated.  PPL Energy Supply cannot predict the prices or other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of this contract.  See Note 15 to the Financial Statements for additional information.

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2017.  The following table sets forth changes in the net fair value of trading commodity derivative contracts at December 31, 2012 .  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2012	2011

Fair value of contracts outstanding at the beginning of the period	$(4)	$4
Contracts realized or otherwise settled during the period	20	(14)
Fair value of new contracts entered into during the period (a)	17	10
Other changes in fair value	(4)	(4)
Fair value of contracts outstanding at the end of the period	$29	$(4)

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at December 31, 2012, based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$18	$10			$28
Prices based on significant unobservable inputs (Level 3)	1				1
Fair value of contracts outstanding at the end of the period	$19	$10			$29

VaR Models

A VaR model is utilized to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the period was as follows.

	Trading VaR		Non-Trading VaR
	2012	2011	2012	2011
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$12	$6
Average for the Period	3	3	10	5
High	8	6	12	7
Low	1	1	7	4

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at December 31, 2012.

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

At December 31, 2012 and 2011, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at December 31, 2012 would increase the fair value of its debt portfolio by $52 million, compared with $53 million at December 31, 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At December 31, 2012, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2012, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $49 million reduction in the fair value of the trust assets, compared with $43 million at December 31, 2011.  See Notes 18 and 23 to the Financial Statements for additional information regarding the NDT funds.

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

Acquisitions, Development and Divestitures

PPL Energy Supply from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Incremental capacity increases of 153 MW are currently planned, primarily at existing PPL Energy Supply generating facilities.  See "Item 2. Properties - Supply Segment" for additional information.

See Notes 8 and 9 to the Financial Statements for additional information on the more significant activities, including the 2012 Ironwood Acquisition.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, among other areas; and the cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses; monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost of their products or their demand for PPL Energy Supply's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL Energy Supply's generation assets as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL Energy Supply has hydro generating facilities or where river water is used to cool its fossil and nuclear powered generators.  PPL Energy Supply cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The below provides a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The economic impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
The EPA is to issue guidelines for technology-based limits in discharge permits for scrubber wastewater and is expected to require dry ash handling.  The EPA agreed, in recent settlement negotiations with environmentalists, to propose revisions to its effluent limitation guidelines (ELGs) by April 2013, with a final rule in late 2014.  Limits could be so stringent that plants may consider extensive new or modified wastewater treatment facilities and possibly zero liquid discharge operations, the cost of which could be significant.  Impacts should be better understood after the proposed rule is issued.

316(b) Cooling Water Intake Structures Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plants cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all PPL Energy Supply-owned steam electric plants in Pennsylvania and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL Energy Supply's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction on any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be very significant, depending on the structure and stringency of the final rule.  PPL Energy Supply, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.  With respect to GHG limits for existing plants, PPL Energy Supply will advocate for reasonable, flexible requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes new coal plants.  PPL Energy Supply is generally well-positioned to comply with MATS due to its recent investment in, and installation of, environmental controls such as wet flue gas desulfurization systems.  PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the Court of Appeals for the D.C. Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place, pending further EPA action.  PPL Energy Supply plants in Pennsylvania will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze - Montana
The EPA signed its final Federal Implementation Plan (FIP) of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for Corette (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).

See "Item 1. Business - Environmental Matters" and Note 15 to the Financial Statements for additional information on environmental matters.

Competition

See "Item 1. Business - Segment Information - Supply Segment - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Energy Supply.

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

Price Risk Management

See "Price Risk Management" in Note 1 to the Financial Statements, as well as "Risk Management - Energy Marketing & Trading and Other" above.

Defined Benefits

PPL Energy Supply subsidiaries sponsor and participate in various qualified funded and non-qualified unfunded defined benefit pension plans.  A PPL Energy Supply subsidiary also sponsors an unfunded other postretirement benefit plan.  PPL Energy Supply records the liability and net periodic defined benefit costs of its plans and the allocated portion of those plans sponsored by PPL Services based on participation in those plans.  PPL Energy Supply subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

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

In selecting a discount rate for their U.S. defined benefit plans, PPL Services and PPL Energy Supply start with a cash flow analysis of the expected benefit payment stream for their plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields were eliminated to develop an appropriate subset of bonds.  Individual bonds were then selected based on the timing of each plan's cash flows and parameters were established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.  At December 31, 2012, PPL Services decreased the discount rate for its U.S. pension plans from 5.07% to 4.22% and PPL Energy Supply decreased the discount rate for its pension plan from 5.12% to 4.25%.  PPL Services decreased the discount rate for its other postretirement benefit plan from 4.81% to 4.02% and PPL Energy Supply decreased the discount rate for its other postretirement benefit plan from 4.60% to 3.77%.

The expected long-term rates of return for PPL Services and PPL Energy Supply's U.S. defined benefit pension and other postretirement benefit plans have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.  At December 31, 2012, PPL Services' and PPL Energy Supply's expected return on plan assets remained at 7.00% for their U.S. pension plans and increased from 5.70% to 5.75% for PPL Services' other postretirement benefit plan.

In selecting a rate of compensation increase, PPL Energy Supply considers past experience in light of movements in inflation rates.  At December 31, 2012, PPL Services and PPL Energy Supply's rate of compensation increase decreased from 4.00% to 3.95% for their U.S. plans.

In selecting health care cost trend rates, PPL Services and PPL Energy Supply consider past performance and forecasts of health care costs.  At December 31, 2012, PPL Services' and PPL Energy Supply's health care cost trend rates were 8.00% for 2013, gradually declining to 5.50% for 2019.

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

At December 31, 2012, the defined benefit plans were recorded as follows.

Pension liabilities	$(295)
Other postretirement benefit liabilities	(77)

The following chart reflects the sensitivities in the December 31, 2012 Balance Sheet associated with a change in certain assumptions based on PPL Services' and PPL Energy Supply's primary defined benefit plans.

	Increase (Decrease)
	Change in	Impact on defined
Actuarial assumption	assumption	benefit liabilities	Impact on OCI

Discount Rate	(0.25)%	$56	$(56)
Rate of Compensation Increase	0.25%	9	(9)
Health Care Cost Trend Rate (a)	1.00%	1	(1)

(a)	Only impacts other postretirement benefits.

In 2012, PPL Energy Supply was allocated and recognized net periodic defined benefit costs charged to operating expense of $44 million.  This amount represents a $10 million increase from 2011.

The following chart reflects the sensitivities in the 2012 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$4
Expected Return on Plan Assets	(0.25)%	3
Rate of Compensation Increase	0.25%	2

Asset Impairment (Excluding Investments)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

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

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows, including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

In September 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place the Corette coal-fired plant in Montana in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with MATS requirements.  The Corette plant asset group's carrying amount at December 31, 2012 was approximately $68 million.  An impairment analysis was performed for this asset group in the third and fourth quarters of 2012 and it was determined to not be impaired.  It is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

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

Goodwill is tested for impairment at the reporting unit level.  PPL Energy Supply's reporting unit has been determined to be at the operating segment level.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Beginning in 2012, PPL Energy Supply may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not the fair value of the reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if PPL Energy Supply concludes it is more likely than not that the fair value of the reporting unit is less than the carrying amount based on the step zero assessment.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, PPL Energy Supply identifies a potential impairment by comparing the estimated fair value of PPL Energy Supply (the goodwill reporting unit) with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value is allocated to all of PPL Energy Supply's assets and liabilities as if PPL Energy Supply had been acquired in a business combination and the estimated fair value of PPL Energy Supply was the price paid.  The excess of the estimated fair value of PPL Energy Supply over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of PPL Energy Supply's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of PPL Energy Supply's goodwill.

PPL Energy Supply elected to perform the two-step quantitative impairment test of goodwill in the fourth quarter of 2012 and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of PPL Energy Supply.  Applying an appropriate weighting to both the discounted cash flow and market multiple valuations, a decrease in the forecasted cash flows of 10%, an increase in the discount rate by 25 basis points, or a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

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

No new significant loss accruals were recorded in 2012.

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

See Note 15 to the Financial Statements for disclosure of loss contingencies accrued and other potential loss contingencies that have not met the criteria for accrual.

Asset Retirement Obligations

PPL Energy Supply is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation should be measured at its estimated fair value.  A conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the statement of income, for changes in the obligation due to the passage of time.  See Note 21 to the Financial Statements for further discussion of AROs.

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

At December 31, 2012, AROs totaling $375 million were recorded on the Balance Sheet, of which $10 million is included in "Other current liabilities."  Of the total amount, $316 million, or 84%, relates to the nuclear decommissioning ARO.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in any of these inputs could have a significant impact on the ARO liabilities.

The following table reflects the sensitivities related to the nuclear decommissioning ARO liability associated with a change in these assumptions as of December 31, 2012.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

	Change in	Impact on
	Assumption	ARO Liability

Retirement Cost	10%	$32
Discount Rate	(0.25)%	28
Inflation Rate	0.25%	32

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $1 million or decrease by up to $30 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the timing and utilization of tax credits and the related impact on alternative minimum tax, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit, audit-related and tax services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews. See "Item 14. Principal Accounting Fees and Services" for more information.

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

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing 2012 with 2011 and 2011 with 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

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

Business Strategy

PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the most efficient cost while maintaining high quality customer service and reliability.  PPL Electric anticipates that it will have significant capital expenditure requirements for at least the next five years.  In order to manage financing costs and access to credit markets, a key objective for PPL Electric's business is to maintain a strong credit profile and strong liquidity position.

Timely recovery of costs to maintain and enhance the reliability of PPL Electric's delivery system including the replacement of aging distribution assets is required in order to maintain strong cash flows and a strong credit profile.  Traditionally, such cost recovery would be pursued through periodic base rate case proceedings with the PUC.  As such costs continue to increase, more frequent rate case proceedings may be required or an alternative rate-making process would need to be implemented in order to achieve more timely recovery.  See "Regulatory Matters - Pennsylvania Activities - Legislation - Regulatory Procedures and Mechanisms" in Note 6 to the Financial Statements for information on Pennsylvania's new alternative rate-making mechanism.

Transmission costs are recovered through a FERC Formula Rate mechanism which is updated annually for costs incurred and assets placed in service.  Accordingly, increased costs including for the replacement of aging transmission assets and the PJM-approved Regional Transmission Line Expansion Plan are recovered on a timely basis.

Financial and Operational Developments

Net Income Available to PPL

Net Income Available to PPL for 2012, 2011 and 2010 was $132 million, $173 million and $115 million.  Earnings in 2012 decreased 24% from 2011 and earnings in 2011 increased 50% over 2010.

See "Results of Operations" below for further discussion and analysis of PPL Electric's earnings.

Redemption of Preference Stock

In June 2012, PPL Electric redeemed all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).  At December 31, 2011, the preference stock was reflected on PPL Electric's Balance Sheet in "Preferred securities."

Storm Costs

During 2012, PPL Electric experienced several PUC-reportable storms, including Hurricane Sandy, resulting in total restoration costs of $81 million, of which $61 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  In particular, in late October 2012, PPL Electric experienced widespread significant damage to its distribution network from Hurricane Sandy resulting in total restoration costs of $66 million, of which $50 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric had storm insurance coverage, the costs incurred from Hurricane Sandy exceeded the policy limits.  Probable insurance recoveries recorded during 2012 were $18.25 million, of which $14 million were included in "Other operation and maintenance" on the Statements of Income.  PPL Electric recorded a regulatory asset of $28 million in December 2012 (offset to "Other operation and maintenance" on the Statement of Income).  In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Sandy.

See "Regulatory Matters - Pennsylvania Activities - Storm Costs" in Note 6 to the Financial Statements for information on $84 million of storm costs incurred in 2011.

Rate Case Proceeding

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million, effective January 1, 2013.  In its December 28, 2012 final order, the PUC approved a 10.4% return on equity and a total distribution revenue increase of about $71 million.  The approved rates became effective January 1, 2013.

Also, in its December 28, 2012 final order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider within 90 days following the order.  PPL Electric plans to file a proposed Storm Damage Expense Rider with the PUC and, as part of that filing, request recovery of the $28 million of qualifying storm costs incurred as a result of the October 2012 landfall of Hurricane Sandy.

Regional Transmission Line Expansion Plan

Susquehanna-Roseland

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line was needed to prevent potential overloads that could occur on several existing transmission lines in the interconnected PJM system.  PJM directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and Public Service Electric & Gas Company to construct the portion of the line in New Jersey.

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas Company as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation; and on December 6, 2012, the groups filed a petition for injunctive relief seeking to prohibit all construction activities until the court issues a final decision on the complaint.  PPL Electric has intervened in the lawsuit.  The chosen route had previously been approved by the PUC and New Jersey Board of Public Utilities.

On December 13, 2012, PPL Electric received federal construction and right of way permits to build on National Park Service lands.

Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be in service before the peak summer demand period of 2015.  At December 31, 2012, PPL Electric's estimated share of the project cost was $560 million.

PPL and PPL Electric cannot predict the ultimate outcome or timing of any legal challenges to the project or what additional actions, if any, PJM might take in the event of a further delay to its scheduled in-service date for the new line.

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line, three new substations and upgrades to adjacent facilities).  The incentives were specifically tailored to address the risks and challenges PPL Electric will face in building the project.  The FERC granted the incentive for inclusion of all prudently incurred construction work in progress (CWIP) costs in rate base and denied the request for a 100 basis point adder to the return on equity incentive.  The order required a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project, which PPL Electric will submit to the FERC in March 2013.  PPL Electric expects the project to be completed in 2017.  At December 31, 2012, PPL Electric estimates the total project costs to be approximately $200 million with approximately $190 million qualifying for the CWIP incentive.

Legislation - Regulatory Procedures and Mechanisms

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a final implementation order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DISC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DISC.  In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.  The PUC approved the LTIIP on January 10, 2013 and PPL Electric filed a petition requesting permission to establish a DSIC on January 15, 2013, with rates proposed to be effective beginning May 1, 2013.

FERC Formula Rates

In March 2012, PPL Electric filed a request with the FERC seeking recovery of its regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  At December 31, 2012 and December 31, 2011, $52 million and $53 million respectively, are classified as taxes recoverable through future rates and are included on the Balance Sheets in "Other Noncurrent Assets - Regulatory assets."  In May 2012, the FERC issued an order approving PPL Electric's request recover the deferred tax regulatory asset over a 34 year period beginning June 1, 2012.

Results of Operations

The following discussion provides a summary of PPL Electric's earnings and a description of factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant year-to-year changes in Pennsylvania Gross Delivery Margins by component and principal line items on PPL Electric's Statements of Income.

The utility business is influenced by seasonality in the weather.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  Revenue is generally higher during the first and third quarters of a year due to higher demand as a result of winter and summer periods.  On the other hand, revenue tends to be lower during the second and fourth quarters due to lower demand as a result of milder weather.

Earnings

Net Income Available to PPL was:

	2012	2011	2010

Net Income Available to PPL	$132	$173	$115

The changes in the components of Net Income Available to PPL between these periods were due to the following factors which reflect reclassifications for items included in gross delivery margins.

	2012 vs. 2011	2011 vs. 2010

Pennsylvania Gross Delivery Margins	$19	$66
Other operation and maintenance	(50)	4
Depreciation	(14)	(10)
Taxes, other than income	(9)	4
Other	1	1
Income Taxes		(11)
Distributions on Preferred Securities	12	4
Total	$(41)	$58

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance for 2012 compared with 2011, primarily due to $17 million in higher payroll-related costs due to less project costs being capitalized in 2012, higher support group costs of $11 million and $10 million for increased vegetation management.

•	Higher depreciation for 2012 compared with 2011 and 2011 compared with 2010 primarily due to PP&E additions.

•	Higher taxes, other than income for 2012 primarily due to a $10 million tax provision related to gross receipts tax.

•
Income taxes were flat in 2012 compared with 2011 primarily due to the $22 million impact of lower 2012 pre-tax income primarily offset by $9 million of depreciation not normalized and $9 million of income tax return adjustments, largely related to changes in flow-through regulated tax depreciation.

Income taxes were higher in 2011 compared with 2010, due to the $26 million impact of higher 2011 pre-tax income, partially offset by a $14 million tax benefit related to changes in flow-through regulated tax depreciation.

•	Lower distributions on preferred securities in 2012 compared to 2011 due to the preference stock redemption in June 2012.

2013 Outlook

PPL Electric projects higher earnings in 2013 compared with 2012, due to higher distribution revenues from a distribution base rate increase effective January 1, 2013, and higher transmission margins, partially offset by higher depreciation.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

	2012			2011
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$1,760		$1,760	$1,881		$1,881
Electric revenue from affiliate	3		3	11		11
Total Operating Revenues	1,763		1,763	1,892		1,892

Operating Expenses
Energy purchases	550		550	738		738
Energy purchases from affiliate	78		78	26		26
Other operation and
maintenance	104	$472	576	108	$422	530
Depreciation		160	160		146	146
Taxes, other than income	91	14	105	99	5	104
Total Operating Expenses	823	646	1,469	971	573	1,544
Total	$940	$(646)	$294	$921	$(573)	$348

	2010
	PA Gross
	Delivery		Operating
	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$2,448		$2,448
Electric revenue from affiliate	7		7
Total Operating Revenues	2,455		2,455

Operating Expenses
Energy purchases	1,075		1,075
Energy purchases from affiliate	320		320
Other operation and
maintenance	76	$426	502
Amortization of recoverable
Depreciation		136	136
Taxes, other than income	129	9	138
Total Operating Expenses	1,600	571	2,171
Total	$855	$(571)	$284

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended December 31, as well as the change between periods.  The factors that gave rise to the change are described below the table.

	2012	2011	Change	2011	2010	Change

PA Gross Delivery Margins by Component
Distribution	$730	$741	$(11)	$741	$679	$62
Transmission	210	180	30	180	176	4
Total	$940	$921	$19	$921	$855	$66

Distribution

Margins decreased in 2012 compared with 2011, primarily due to a $14 million unfavorable effect of mild weather early in 2012 and lower revenue applicable to certain energy-related costs of $3 million due to fewer PLR customers in 2012, partially offset by a $7 million charge recorded in 2011 to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.

Margins increased in 2011 compared with 2010, largely due to the PPL Electric distribution rate case which increased rates by approximately 1.6% effective January 1, 2011, resulting in improved residential distribution margins of $68 million.  Additionally, residential volume variances increased margins by an additional $4 million in 2011, compared with 2010, offset by unfavorable weather of $3 million for residential customers in 2011 compared with 2010.  Lastly, lower demand charges and increased efficiency as a result of Act 129 programs resulted in a $5 million decrease in margins for commercial and industrial customers.

Transmission

Margins increased in 2012 compared with 2011, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2012 vs. 2011	2011 vs. 2010

Act 129 costs incurred (a)	$(6)	$26
Vegetation management (b)	10	(8)
Payroll-related costs (c)	17	4
Allocation of certain corporate support group costs	11	3
PUC-reportable storm costs, net of insurance recovery	7
Uncollectible accounts	1	7
Other	6	(4)
Total	$46	$28

(a)
Relates to costs associated with PPL Electric's PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates.  There were initially 15 Act 129 programs which began in 2010 and continued to ramp up in 2011.  Some of the energy efficiency programs were reduced or closed in 2012 resulting in lower operation and maintenance expense.

(b)
PPL Electric incurred more expense in 2010 and 2012 compared to 2011 due to increased vegetation management activities related to transmission lines to comply with federal reliability requirements as well as increased vegetation management for the distribution system in 2012 in an effort to maintain and increase system reliability.

(c)	Higher payroll costs of $17 million in 2012 compared to 2011 due to less project costs being capitalized.

Taxes, Other Than Income

Taxes, other than income increased by $1 million in 2012 compared with 2011.  The increase was primarily a result of the net effect of the fully amortized PURTA refund to customers of $10 million in 2011, partially offset by a decrease in gross receipts tax of $7 million in 2012.

Taxes, other than income decreased by $34 million in 2011 compared with 2010.  This decrease was primarily due to $21 million of lower Pennsylvania gross receipts tax expense on lower retail electricity revenue as customers continue to select alternative suppliers in 2011.  The decrease was also impacted by the amortization of a PURTA refund of $10 million in 2011.  Pennsylvania gross receipts tax and the PURTA refund are included in "Pennsylvania Gross Delivery Margins."

Depreciation

Depreciation increased by $14 million in 2012 compared with 2011 and by $10 million in 2011 compared with 2010, primarily due to PP&E additions as part of ongoing investments to replace aging infrastructure.

Financing Costs

The increase (decrease) in financing costs, which includes "Interest Expense", "Interest Expense with Affiliate" and "Distributions on Preferred Securities," was due to:

	2012 vs. 2011	2011 vs. 2010

Long-term debt interest expense	$1	$(3)
Distributions on preferred securities (a)	(12)	(4)
Amortization of debt issuance costs (b)	1	5
Other	(1)	(3)
Total	$(11)	$(5)

(a)	Decreases for both periods are due to the redemption of preference stock in 2012 and preferred stock in 2010.
(b)	The increase in 2011 compared with 2010 was primarily due to amortization of loss on reacquired debt associated with the redemption of senior secured bonds in 2011.

Income Taxes

The increase (decrease) in income taxes was due to:

	2012 vs. 2011		2011 vs. 2010

Higher (lower) pre-tax book income		$(22)	$26
Federal and state tax reserve adjustments (a)		1	3
Federal and state tax return adjustments (b)		11	(3)
Depreciation not normalized (c)		9	(14)
Other		1	(1)
Total	$		$11

(a)
In July 2010, the U.S. Tax Court ruled in PPL Electric's favor in a dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL Electric recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes during 2010.

(b)
PPL Electric changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August, 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL Electric adopted the safe harbor method with the filing of its 2011 federal income tax return and recorded a $5 million adjustment to federal and state income tax expense resulting from the reversal of prior years' state income tax benefits related to regulated depreciation.

During 2011, PPL Electric recorded a $5 million federal and state income tax benefit as a result of filing its 2010 federal and state income tax returns.  The tax benefit primarily related to the flow-through impact of Pennsylvania regulated 100% bonus tax depreciation.
(c)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.  The placed in-service deadline is extended to January 1, 2013 for property that has a cost in excess of $1 million, has a production period longer that one year and has a tax life of at least ten years.  The PPL Electric's tax deduction for 100% bonus depreciation was significantly lower in 2012 than in 2011.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric continues to focus on maintaining a strong credit profile and liquidity position.  PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.  Additionally, subject to market conditions, PPL Electric currently plans to issue long-term debt in 2013.

PPL Electric's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Electric's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL Electric's credit ratings that could adversely affect its ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties that could affect PPL Electric's cash flows.

At December 31, PPL Electric had the following:

	2012	2011	2010

Cash and cash equivalents	$140	$320	$204

The changes in PPL Electric's cash and cash equivalents position resulted from:

	2012	2011	2010

Net cash provided by (used in) operating activities	$389	$420	$212
Net cash provided by (used in) investing activities	(613)	(477)	(403)
Net cash provided by (used in) financing activities	44	173	(90)
Net Increase (Decrease) in Cash and Cash Equivalents	$(180)	$116	$(281)

Operating Activities

Net cash provided by operating activities decreased by 7%, or $31 million, in 2012 compared with 2011, primarily due to changes in working capital of $82 million partially offset by a decrease in defined benefit plan contributions of $54 million.  Changes in working capital included $108 million from regulatory assets and liabilities, net and $56 million from prepayments, partially offset by $95 million from accounts payable.

Net cash provided by operating activities increased by 98%, or $208 million, in 2011 compared with 2010, primarily due to changes in working capital of $322 million (including lower gross receipts tax payments, a federal income tax refund and changes in over/under collections of the generation supply and transmission service charges).  These changes were partially offset by an increase in defined benefit plan contributions of $58 million and $25 million related to storm costs incurred in 2011 and recorded as a long-term regulatory asset.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2013 through 2017.

Net cash used in investing activities was $613 million in 2012 compared with $477 million in 2011.  The change from 2011 to 2012 primarily reflects an increase of $143 million in capital expenditures in 2012.

Net cash used in investing activities was $477 million in 2011 compared with $403 million in 2010.  The change from 2010 to 2011 primarily reflects an increase of $80 million in capital expenditures in 2011.

Financing Activities

Net cash provided by financing activities was $44 million in 2012 compared with $173 million in 2011.  The change from 2011 to 2012 primarily reflects the $250 million preference stock redemption in 2012, offset by a $62 million increase in net debt issuances and a $50 million increase in contributions from PPL.

Net cash provided by financing activities was $173 million in 2011 compared with net cash used in financing activities of $90 million in 2010.  The change from 2010 to 2011 primarily reflects $187 million of net debt issuances in 2011 and $54 million of preferred stock redemptions in 2010.

PPL Electric's debt and equity financing activity in 2012 was:

	Issuance	Retirements

Preference Stock		$(250)
First Mortgage Bonds, net of a discount or underwriting fees	$249
Total	$249	$(250)
Net decrease		$(1)

See Note 7 to the Financial Statements for more detailed information regarding PPL Electric's financing activities in 2012.

Forecasted Sources of Cash

PPL Electric expects to continue to have sufficient sources of liquidity available in the near term, including cash flows from operations, credit facilities, commercial paper issuances and the issuance of long-term debt.

Credit Facilities

At December 31, 2012, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backstop	Capacity

Syndicated Credit Facility (a)	$300		$1	$299
Asset-backed Credit Facility (b)	100		n/a	100
Total PPL Electric Credit Facilities	$400		$1	$399

(a)
PPL Electric's Syndicated Credit Facility contains a financial covenant requiring PPL Electric's debt to total capitalization not to exceed 70%, as calculated in accordance with the credit facility, and other customary covenants.

The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 5% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $100 million from a commercial paper conduit sponsored by a financial institution.  At December 31, 2012, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under this facility was $100 million.

In addition to the financial covenants noted above, the credit agreements governing the credit facilities contain financial and various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Electric monitors compliance with the covenants on a regular basis.  At December 31, 2012, PPL Electric was in compliance with these covenants.  At this time, PPL Electric believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a $300 million commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at December 31, 2012.

Contributions from PPL

From time to time PPL may make capital contributions to PPL Electric.  PPL Electric may use these contributions for general corporate purposes.

Long-term Debt Securities

PPL Electric currently plans to incur, subject to market conditions, up to $400 million of long-term indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

The Economic Stimulus Package

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide funding for one-half of a $38 million smart grid project.  The project included the deployment of smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It also provides benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the grant project is complete as of December 31, 2012.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, and taxes, PPL Electric currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock and possibly the purchase or redemption of a portion of its debt securities.

Capital Expenditures

The table below shows PPL Electric's current capital expenditure projections for the years 2013 through 2017.

	Projected
	2013	2014	2015	2016	2017
Construction expenditures (a) (b)
Distribution facilities	$352	$321	$309	$294	$297
Transmission facilities	616	532	399	357	313
Total Capital Expenditures	$968	$853	$708	$651	$610

(a)	Construction expenditures include AFUDC, which is expected to total approximately $54 million for the years 2013 through 2017.
(b)	Includes expenditures for intangible assets.

PPL Electric's capital expenditure projections for the years 2013 through 2017 total approximately $3.8 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The table includes projected costs for the asset optimization program focused on the replacement of aging transmission and distribution assets, and the PJM-approved regional transmission line expansion project.  See Note 8 to the Financial Statements for additional information.

PPL Electric plans to fund its capital expenditures in 2013 with cash from operations, equity contributions from PPL, and proceeds from the issuance of debt securities.

Contractual Obligations

PPL Electric has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2012, the estimated contractual cash obligations of PPL Electric were:

	Total	2013	2014 - 2015	2016 - 2017	After 2017

Long-term Debt (a)	$1,974		$110		$1,864
Interest on Long-term Debt (b)	1,711	$91	181	$171	1,268
Purchase Obligations (c)	357	111	103	53	90
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (d) (e)	88	88
Total Contractual Cash Obligations	$4,130	$290	$394	$224	$3,222

(a)	Reflects principal maturities only based on stated maturity dates. PPL Electric does not have any capital or operating lease obligations.
(b)	Assumes interest payments through stated maturity.

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

(d)	The amounts represent contributions made or committed to be made for 2013 for PPL's U.S. pension plans. See Note 13 to the Financial Statements for a discussion of expected contributions.
(e)
At December 31, 2012, total unrecognized tax benefits of $26 million were excluded from this table as PPL Electric cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

From time to time, as determined by its Board of Directors, PPL Electric pays dividends on its common stock to its parent, PPL.

Purchase or Redemption of Debt Securities

PPL Electric will continue to evaluate its outstanding debt securities and may decide to purchase or redeem these securities depending upon prevailing market conditions and available cash.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL Electric.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Electric are based on information provided by PPL Electric and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  PPL Electric's credit ratings affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The following table sets forth PPL Electric's security credit ratings as of December 31, 2012.

	Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch

PPL Electric	A3	A-	A-	P-2	A-2	F-2

A downgrade in PPL Electric's credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL Electric does not have credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

In addition to the credit ratings noted above, the rating agencies took the following actions related to PPL Electric in 2012.

In August 2012, Fitch assigned a rating and outlook to PPL Electric's $250 million First Mortgage Bonds.

In August 2012, S&P and Moody's assigned a rating to PPL Electric's $250 million First Mortgage Bonds.

In December 2012, Fitch affirmed the issuer default rating, individual security rating and the outlook for PPL Electric.

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

Interest Rate Risk

PPL Electric issues debt to finance its operations, which exposes it to interest rate risk.  At December 31, 2012 and 2011, PPL Electric had no potential annual exposure to increased interest expense, based on its current debt portfolio.  PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at December 31, 2012 would increase the fair value of its debt portfolio by $93 million, compared with $94 million at December 31, 2011.

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

In 2009, the PUC approved PPL Electric's PLR procurement plan for the period January 2011 through May 2013.  To date, PPL Electric has conducted all of its planned competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2012, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  A small portion of bidders were required to post collateral, which totaled less than $1 million, under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Notes 15, 16, 18 and 19 to the Financial Statements for additional information on the competitive solicitations, the Agreement, credit concentration and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.  See Note 16 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL Electric's electricity transmission and distribution systems, as well as impacts on customers.  PPL Electric cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

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

Defined Benefits

PPL Electric participates in a qualified funded defined benefit pension plan, an unfunded non-qualified defined benefit plan and a funded other postretirement benefit plan, sponsored by other PPL subsidiaries and administered through PPL Services.  PPL Electric is allocated a significant portion of the liability and net periodic defined benefit pension and other postretirement costs of the plans sponsored by other PPL subsidiaries based on participation in those plans.  PPL Electric records an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to regulatory assets.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

PPL Services makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets.  When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle.  Annual net periodic defined benefit costs are recorded in current earnings based on estimated results.  Any differences between actual and estimated results are recorded in regulatory assets for amounts that are expected to be recovered through regulated customer rates.  The amount in regulatory assets is amortized to income over future periods.  The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:
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

In selecting a discount rate for its U.S. defined benefit plans, PPL Services starts with a cash flow analysis of the expected benefit payment stream for its plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields were eliminated to develop an appropriate subset of bonds.  Individual bonds were then selected based on the timing of each plan's cash flows and parameters were established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.  At December 31, 2012, PPL Services decreased the discount rate for its U.S. pension plans from 5.07% to 4.22% and decreased the discount rate for its other postretirement benefit plans from 4.81% to 4.02%.

The expected long-term rates of return for PPL Services' U.S. defined benefit pension and other postretirement benefit plans have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.  At December 31, 2012, PPL Services' expected return on plan assets remained at 7.00% for its U.S. pension plan and increased from 5.70% to 5.75% for its other postretirement benefit plan.

In selecting a rate of compensation increase, PPL Services considers past experience in light of movements in inflation rates.  At December 31, 2012, PPL Services' rate of compensation increase decreased from 4.00% to 3.95% for its U.S. plans.

In selecting health care cost trend rates for PPL Services' other postretirement benefit plans, PPL Services considers past performance and forecasts of health care costs.  At December 31, 2012, PPL Services' health care cost trend rates were 8.00% for 2013, gradually declining to 5.50% for 2019.

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

At December 31, 2012, the defined benefit plans were recorded as follows.

Pension liabilities	$(237)
Other postretirement benefit liabilities	(61)

The following chart reflects the sensitivities in the December 31, 2012 Balance Sheet associated with a change in certain assumptions based on PPL Services' primary defined benefit plans.

	Increase (Decrease)
	Change in	Impact on defined	Impact on
Actuarial assumption	assumption	benefit liabilities	regulatory assets

Discount Rate	(0.25)%	$46	$(46)
Rate of Compensation Increase	0.25%	7	(7)
Health Care Cost Trend Rate (a)	1.00%	1	(1)

(a)	Only impacts other postretirement benefits.

In 2012, PPL Electric was allocated net periodic defined benefit costs charged to operating expense of $22 million.  This amount represents a $4 million increase compared with the charge recognized during 2011.

The following chart reflects the sensitivities in the 2012 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL Services' primary defined benefit plans.

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

No new significant loss accruals were recorded in 2012.

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

See Note 15 to the Financial Statements for disclosure of loss contingencies accrued and other potential loss contingencies that have not met the criteria for accrual.

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $11 million or decrease by up to $25 million.  This change could result from the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

At December 31, 2012, PPL Electric had regulatory assets of $853 million and regulatory liabilities of $60 million.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

See Note 6 to the Financial Statements for additional information on regulatory assets and liabilities.

Revenue Recognition - Unbilled Revenue

Revenues related to the sale of energy are recorded when energy is delivered to customers.  Because customers are billed on cycles which vary based on the timing of the actual meter reads taken throughout the month, PPL Electric records estimates for unbilled revenues at the end of each reporting period.  Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers since the date of the last reading of their meters.  The unbilled estimate is based on daily load models, the meter read schedule, and actual weather data.  The unbilled accrual is based on estimated usage for each customer class, and the current rate schedule pricing.  At December 31, 2012 and 2011, PPL Electric had unbilled revenue of $110 million and $102 million.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit, audit-related and tax services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews. See "Item 14. Principal Accounting Fees and Services" for more information.

LG&E AND KU ENERGY LLC AND SUBSIDIARIES

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information provided in this Item 7 should be read in conjunction with LKE's Consolidated Financial Statements and the accompanying Notes.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LKE and its business strategy, a summary of Net Income and a discussion of certain events related to LKE's results of operations and financial condition.

•
"Results of Operations" provides a summary of LKE's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LKE's Statements of Income, comparing 2012 with 2011 and 2011 with 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of LKE's liquidity position and credit profile.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

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

Overview

Introduction

LKE, headquartered in Louisville, Kentucky, is a holding company.  LKE became a wholly owned subsidiary of PPL when PPL acquired all of LKE's interests from E.ON US Investments Corp. on November 1, 2010.  LKE has regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets.  LG&E and KU are engaged in the generation, transmission, distribution and sale of electric energy.  LG&E also engages in the distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.  Refer to "Item 1. Business - Background" for a description of LKE's business.

Business Strategy

LKE's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its member.

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

Financial and Operational Developments

Net Income

Net Income for 2012, 2011 and 2010 was $219 million, $265 million and $237 million.  Earnings in 2012 decreased 17% from 2011 and earnings in 2011 increased 12% from 2010.

See "Results of Operations" for a discussion and analysis of LKE's earnings.

Rate Case Proceedings

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  In November 2012, LG&E and KU along with all of the parties filed a unanimous settlement agreement.  Among other things, the settlement provided for increases in annual base electric rates of $34 million at LG&E and $51 million at KU and an increase in annual base gas rates of $15 million at LG&E.  The settlement agreement also included revised depreciation rates that result in reduced annual electric depreciation expense of approximately $9 million for LG&E and approximately $10 million for KU.  The settlement agreement included an authorized return on equity at LG&E and KU of 10.25%.  On December 20, 2012, the KPSC issued orders approving the provisions in the settlement agreement.  The new rates became effective on January 1, 2013.  In addition to the increased base rates, the KPSC approved a gas line tracker mechanism for LG&E to provide for recovery of costs associated with LG&E's gas main replacement program, gas service lines and risers.

Equity Method Investment

KU owns 20% of the common stock of EEI.  Through a power marketer affiliated with its majority owner, EEI sells its output to third parties.  KU's investment in EEI is accounted for under the equity method of accounting.  KU's direct exposure to loss as a result of its involvement with EEI is generally limited to the value of its investment.  During the fourth quarter of 2012, KU concluded that an other-than-temporary decline in the value of its investment in EEI had occurred.  Accordingly, KU recorded a $15 million impairment charge, net of taxes, related to this investment as of December 31, 2012, bringing the investment balance to zero.  The impairment charge is shown in the line "Other-Than-Temporary Impairments" on the Statement of Income for the year ended December 31, 2012.

Registered Debt Exchange Offer by LKE

In June 2012, LKE completed an exchange of all its outstanding 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered under the Securities Act of 1933.  See Note 7 to the Financial Statements for additional information.

Commercial Paper

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by the issuer's credit facility.  At December 31, 2012, $125 million of commercial paper was outstanding.

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

Cane Run Unit 7 Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build Cane Run Unit 7.  In May 2012, the KPSC issued an order approving the request.  A formal request for recovery of the costs associated with the construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate case proceedings.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring five older coal-fired electric generating units at the Cane Run and Green River plants, which have a combined summer capacity rating of 726 MW.  In addition, KU retired the remaining 71 MW unit at the Tyrone plant in February 2013.

Future Capacity Needs

In addition to the construction of a combined cycle gas unit at the Cane Run station, LG&E and KU continue to assess future capacity needs.  As a part of the assessment, LG&E and KU issued an RFP in September 2012 for up to 700 MW of capacity beginning as early as 2015.

Results of Operations

As previously noted, LKE's results for the periods after October 31, 2010 are on a basis of accounting different from its results for periods prior to November 1, 2010.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The utility business is affected by seasonal weather.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  Revenue and earnings are generally higher during the first and third quarters and lower during the second and fourth quarters due to weather.

The following table summarizes the significant components of net income for 2012, 2011 and 2010 and the changes therein:

Earnings

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net Income	$219	$265	$47	$190

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins and certain items that management considers special.  See additional detail of these special items in the table below.

	2012 vs. 2011	2011 vs. 2010

Margins	$(8)	$92
Other operation and maintenance	(16)	(5)
Depreciation	(10)	(43)
Taxes, other than income	(9)	(14)
Other Income (Expense) - net	(14)	(13)
Interest Expense	(4)	29
Income Taxes	31	(18)
Special items, after-tax	(16)
Total	$(46)	$28

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Higher other operation and maintenance in 2012 compared with 2011 primarily due to $11 million of expenses related to an increased scope of scheduled outages and a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

•	Higher depreciation in 2012 compared with 2011 due to PP&E additions.

Higher depreciation in 2011 compared with 2010 primarily due to TC2 commencing dispatch in January 2011.

•
Higher taxes, other than income in 2011 compared with 2010 primarily due to a $9 million state coal tax credit that was applied to 2010 property taxes.  The remaining increase was due to higher assessments, primarily from significant property additions.

•	Lower other income (expense) - net in 2012 compared with 2011 primarily due to losses from the EEI investment.

Lower other income (expense) - net in 2011 compared with 2010 primarily due to $19 million of other income from the establishment of a regulatory asset in 2010 for previously recorded losses on interest rate swaps.

•
Lower interest expense in 2011 compared with 2010 due to lower interest rates and lower average long-term debt balances.  Lower interest rates contributed $17 million to the decrease in interest expense, as the interest rates on the first mortgage bonds were lower than the rates on the loans from E.ON AG affiliates, which were replaced.

•	Lower income taxes in 2012 compared with 2011 primarily due to lower pre-tax income.

Higher income taxes in 2011 compared with 2010 primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted earnings.

	Income Statement	Successor				Predecessor
	Line Item	2012	2011		2010	2010

Net operating loss carryforward and other tax-related adjustments	Income Taxes and Other O&M	$4
Asset impairment, net of tax of $10 (a)	Other-Than-Temporary Impairments	(15)
Discontinued operations adjustment, net of tax of $4 (b)	Discontinued Operations	(5)
Energy-related economic activity, net of tax of $0, ($1), $1, $0 (c)	Operating Revenues			$1	$(1)
BREC terminated lease, net of tax of $0, $1, ($2), $1 (d)	Discontinued Operations			(1)	2	$(1)
Total		$(16)	$		$1	$(1)

(a)	KU recorded an impairment of its equity method investment in EEI. See Note 18 to the Financial Statements for additional information.
(b)	2012 includes an adjustment to an indemnification liability.
(c)	Represents net unrealized gains (losses) on contracts that economically hedge anticipated cash flows.
(d)	Represents costs associated with a terminated lease of WKE for the generating facilities of BREC. See Note 9 to the Financial Statements for additional information.

2013 Outlook

Excluding special items, LKE projects higher earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases effective January 1, 2013, returns on additional environmental capital investments and retail load growth, partially offset by higher operation and maintenance.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins."  Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LKE's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments primarily associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LKE's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by LKE for 2012, 2011 and 2010.

	2012 Successor			2011 Successor
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,759		$2,759	$2,791	$2	$2,793
Operating Expenses
Fuel	872		872	866		866
Energy purchases	195		195	238		238
Other operation and maintenance	101	$677	778	90	661	751
Depreciation	51	295	346	49	285	334
Taxes, other than income		46	46		37	37
Total Operating Expenses	1,219	1,018	2,237	1,243	983	2,226
Total	$1,540	$(1,018)	$522	$1,548	$(981)	$567

	Successor			Predecessor
	Two Months Ended December 31, 2010			Ten Months Ended October 31, 2010
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$495	$(1)	$494	$2,214		$2,214
Operating Expenses
Fuel	138		138	723		723
Energy purchases	68		68	211		211
Other operation and maintenance	14	127	141	57	$529	586
Depreciation	7	42	49	35	200	235
Taxes, other than income		2	2		21	21
Total Operating Expenses	227	171	398	1,026	750	1,776
Total	$268	$(172)	$96	$1,188	$(750)	$438

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $8 million for 2012 compared with 2011, primarily due to $6 million of lower wholesale margins resulting from lower market prices.  Retail margins were $2 million lower, as volumes were impacted by unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 11% compared to 2011, partially offset by a 6% increase in cooling degree days.

Margins increased by $92 million for 2011 compared with 2010.  New KPSC rates went into effect on August 1, 2010, contributing to an additional $112 million in operating revenue over the prior year.  Partially offsetting the rate increase were lower retail volumes resulting from weather and economic conditions.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2012 vs. 2011	2011 vs. 2010

Coal plant maintenance (a)	$19	$4
Distribution maintenance (b)	7	8
Administrative and general (c)	(7)	(1)
Steam operation (d)	2	10
Fuel for generation (e)		11
Other generation maintenance		(4)
Other	6	(4)
Total	$27	$24

(a)
Coal plant maintenance costs increased in 2012 compared with 2011 primarily due to $11 million of expenses related to an increased scope of scheduled outages, as well as $5 million of increased maintenance at the Ghent plant on the scrubber system and primary fuel combustion system.

(b)	Distribution maintenance costs increased in 2012 compared with 2011 primarily due to a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

Distribution maintenance costs increased in 2011 compared with 2010 primarily due to $17 million of expenses related to amortization of storm restoration-related costs, a hazardous tree removal project initiated in August 2010 and an increase in pipeline integrity work.  This increase was offset by a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.
(c)	Administrative and general costs decreased in 2012 compared with 2011 primarily due to a decrease in pension expense resulting from pension funding and lower interest cost.
(d)	Steam operation costs increased in 2011 compared with 2010 primarily due to higher variable costs as a result of TC2 commencing dispatch in 2011.
(e)	Fuel handling costs are included in other operation and maintenance on the Statements of Income for the Successor periods and are in fuel on the Statement of Income for the Predecessor period.

Depreciation

The increase (decrease) in depreciation was due to:

	2012 vs. 2011	2011 vs. 2010

TC2 (dispatch began in January 2011)		$32
E.W. Brown sulfur dioxide scrubber equipment (placed in-service in June 2010)		8
Other additions to PP&E	$12	10
Total	$12	$50

Taxes, Other Than Income

Taxes, other than income increased by $9 million in 2012 compared with 2011 due in part to a $4 million increase in property taxes resulting from property additions, higher assessed values and changes in property classifications to categories with higher tax rates.

Taxes, other than income increased by $14 million in 2011 compared with 2010 primarily due to a $9 million state coal tax credit that was applied to 2010 property taxes.  The remaining increase was due to higher assessments, primarily from significant property additions.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	2012 vs. 2011	2011 vs. 2010

Earnings (losses) from the EEI investment	$(9)	$(2)
Depreciation expense on TC2 joint-use assets held for future use		3
Losses on interest rate swaps (a)		(19)
Other	(5)	5
Total	$(14)	$(13)

(a)	A regulatory asset was established in 2010 for previously recorded losses on interest rate swaps.

Other-Than-Temporary Impairments

Other-than-temporary impairments increased by $25 million in 2012 compared with 2011 due to the $25 million pre-tax impairment of the EEI investment.  See Notes 1 and 18 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

	2012 vs. 2011	2011 vs. 2010

Interest rates (a)	$(2)	$(17)
Long-term debt balances (b)	8	(15)
Other	(2)	3
Total	$4	$(29)

(a)
Interest expense decreased in 2011 compared with 2010 primarily due to lower interest rates on senior notes and first mortgage bonds issued in November 2010 compared with the rates on the loans from E.ON AG affiliates that were in place through October 2010.

(b)	Interest expense increased in 2012 compared with 2011 due to the LKE $250 million senior notes that were issued in September 2011.

Interest expense decreased in 2011 compared with 2010 as the long-term debt balances were lower for the majority of 2011.  The debt balances increased in September 2011 due to the issuance of the LKE $250 million senior notes.

Income Taxes

The increase (decrease) in income taxes was due to:

	2012 vs. 2011	2011 vs. 2010

Change in pre-tax income	$(34)	$19
Net operating loss carryforward adjustments (a)	(9)
Other	(4)
Total	$(47)	$19

(a)	Adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations (net of income taxes) decreased by $5 million in 2012 compared with 2011 primarily related to an adjustment to the estimated liability for indemnifications related to the termination of the WKE lease in 2009.

Financial Condition

Liquidity and Capital Resources

LKE expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities, including commercial paper issuances. Additionally, subject to market conditions, subsidiaries of LKE currently plan to access capital markets in 2013.

LKE's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in commodity prices that may increase the cost of producing or purchasing power or decrease the amount LKE receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•	unusual or extreme weather that may damage LKE's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission facilities that LKE does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws;
•	any adverse outcome of legal proceedings and investigations with respect to LKE's current and past business activities;

•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in LKE's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties affecting LKE's cash flows.

At December 31, LKE had the following:

	2012	2011	2010

Cash and cash equivalents	$43	$59	$11
Short-term investments (a)			163
	$43	$59	$174

Short-term debt (b)	$125		$163

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky, on behalf of LG&E that were purchased from the remarketing agent in 2008.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 7 to the Financial Statements for additional information.

(b)
Borrowings in 2012 were made under LG&E's and KU's commercial paper programs and borrowings in 2010 were made under LG&E's syndicated credit facility.  See Note 7 to the Financial Statements for additional information.

The changes in LKE's cash and cash equivalents position resulted from:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net cash provided by (used in) operating activities	$747	$781	$26	$488
Net cash provided by (used in) investing activities	(756)	(277)	(211)	(426)
Net cash provided by (used in) financing activities	(7)	(456)	167	(40)
Net Increase (Decrease) in Cash and Cash Equivalents	$(16)	$48	$(18)	$22

Operating Activities

Net cash provided by operating activities decreased by 4%, or $34 million, in 2012 compared with 2011, primarily as a result of:

•
Net income adjusted for non-cash items declined by $94 million, which included an $85 million reduction in deferred income taxes due primarily to the utilization of a capital loss carry forward in 2011.

•
Working capital cash flow changes declined by $66 million driven primarily by changes in receivables and unbilled revenues due to milder December weather in 2011 than in 2012 and 2010 and more income tax receivables collected in 2011 than in 2012.

•	These items were offset by $126 million increase in other operating cash flows driven by $100 million reduction in pension funding.

Net cash provided by operating activities increased by 52%, or $267 million, in 2011 compared with 2010, primarily as a result of:

•
an increase in net income adjusted for non-cash effects of $178 million (deferred income taxes and investment tax credits of $101 million, depreciation of $50 million, amortization of regulatory assets of $24 million and other noncash items of $3 million, partially offset by unrealized (gains) losses on derivatives of $14 million, defined benefit plans - expense of $13 million and loss from discontinued operations - net of tax of $1 million);

•
an increase in cash inflows related to income tax receivable of $79 million primarily due to net operating losses of $40 million recorded in 2010 and the payment of $40 million received by LKE for tax benefits in 2011;

•
a net decrease in cash provided from accounts receivable and unbilled revenues of $75 million due to colder weather in December 2010 as compared with December 2009 and milder weather in December 2011 as compared with December 2010; and

•
a decrease in cash outflows of $28 million due to lower inventory levels in 2011 as compared with 2010 driven by $32 million for fuel inventory purchased in 2010 for TC2 that was not used until 2011 when TC2 began dispatch, $21 million due to lower coal burn as a result of unplanned outages at LG&E's Mill Creek plant and $6 million for decreases in gas storage volumes, partially offset by $22 million for KU's E.W. Brown and Ghent plants due primarily to increases in coal prices and $7 million for increases in coal in-transit; partially offset by

•	an increase in discretionary defined benefit plan contributions of $105 million made in order to achieve LKE's long-term funding requirements.

Investing Activities

Net cash used in investing activities increased by 173%, or $479 million, in 2012 compared with 2011, primarily as a result of:

•
an increase in capital expenditures of $291 million, primarily due to coal combustion residuals projects at Ghent and E.W. Brown, environmental air projects at Mill Creek and Ghent, and construction of Cane Run Unit 7; and

•	a decrease in the proceeds from the sale of other investments of $163 million in 2011.

Net cash used in investing activities decreased by 57%, or $360 million, in 2011 compared with 2010, as a result of:

•	proceeds from the sale of other investments of $163 million in 2011;
•	a decrease in capital expenditures of $122 million, primarily due to the completion of KU's scrubber program in 2010 and TC2 being dispatched in 2011; and
•	an increase from a change in notes receivable from affiliates of $107 million; partially offset by
•	proceeds from sales of discontinued operations of $21 million in 2010; and
•	a decrease in restricted cash of $11 million.

See "Forecasted Uses of Cash" for detail regarding capital expenditures for the years 2013 through 2017.

Financing Activities

Net cash used in financing activities was $7 million in 2012 compared with net cash used in financing activities of $456 million in 2011, primarily as a result of decrease in distributions to PPL.

In 2012, cash used in financing activities consisted of:

•	distributions to PPL of $155 million; partially offset by
•	the issuance of $125 million of short-term debt in the form of commercial paper; and
•	an increase in notes payable with affiliates of $25 million.

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

LKE's long-term debt securities activity through December 31, 2012 was:

	Debt
	Issuances	Retirement
Non-cash Exchanges (a)
LKE Senior Unsecured Notes	$250	$(250)

(a)
In June 2012, LKE completed an exchange of all of its outstanding 4.375% Senior Notes due 2021 issued in September 2011, in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered under the Securities Act of 1933.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Auction Rate Securities

At December 31, 2012, LG&E's and KU's tax-exempt revenue bonds that are in the form of auction rate securities and total $231 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the period ended December 31, 2012, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.22%.

Forecasted Sources of Cash

LKE expects to continue to have sufficient sources of cash available in the near term, including various credit facilities, its commercial paper programs, issuance of debt securities and operating cash flow.

Credit Facilities

At December 31, 2012, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

		Borrowed /
	Committed	Commercial	Letters of	Unused
	Capacity	Paper Issued	Credit Issued	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Funding Corporation	$300	$25		$275
LG&E Credit Facility (a) (d)	500	55		445
KU Credit Facilities (a) (b) (d)	598	70	$198	330
Total Credit Facilities (c)	$1,398	$150	$198	$1,050

(a)	In November 2012, LG&E and KU amended their syndicated credit facilities to extend the expiration dates to November 2017. In addition, LG&E increased its credit facility's capacity to $500 million.
(b)
In August 2012, the KU letter of credit facility agreement was amended and restated to allow for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

(c)
The $1.098 billion of commitments under LG&E's and KU's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity; however, the PPL affiliate provided a commitment of approximately 21% of the total facilities listed above. The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for LG&E or KU, as calculated in accordance with the facility, and other customary covenants.

(d)
Each company pays customary fees under their respective syndicated credit facilities, as well as KU's letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

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

Capital Contributions from PPL

From time to time PPL may make capital contributions to LKE.  LKE may use these contributions to fund capital expenditures, make capital contributions to its subsidiaries and for other general corporate purposes.

Long-term Debt Securities

LG&E and KU currently plan to issue, subject to market conditions, up to $350 million for LG&E and $300 million for KU, of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, LKE currently expects to incur future cash outflows for capital expenditures, various contractual obligations, distributions to PPL and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows LKE's current capital expenditure projections for the years 2013 through 2017.

	Projected
	2013	2014	2015	2016	2017
Capital expenditures (a)
Generating facilities	$427	$251	$267	$476	$540
Distribution facilities	233	227	263	257	281
Transmission facilities	107	68	59	56	77
Environmental	655	722	513	292	107
Other	48	45	43	48	39
Total Capital Expenditures	$1,470	$1,313	$1,145	$1,129	$1,044

(a)
LKE generally expects to recover these costs over a period equivalent to the related depreciable lives of the assets through rates.  The 2013 total excludes amounts included in accounts payable as of December 31, 2012.

LKE's capital expenditure projections for the years 2013 through 2017 total approximately $6.1 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for LKE's environmental projects related to existing and proposed EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements and market conditions.  Environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

LKE plans to fund its capital expenditures in 2013 with cash on hand, cash from operations, short-term debt and issuance of debt securities.

Contractual Obligations

LKE has assumed various financial obligations and commitments in the ordinary course of conducting its business.  LKE is not liable for the debts of LG&E and KU, nor are LG&E and KU liable for the debts of one another.  Accordingly, creditors of LG&E and KU may not satisfy their debts from the assets of LKE absent a specific contractual undertaking by LKE or LG&E and KU to pay the creditors or as required by applicable law or regulation.  At December 31, 2012, the estimated contractual cash obligations of LKE were:

	Total	2013	2014 - 2015	2016 - 2017	After 2017

Long-term Debt (a)	$4,085		$900		$3,185
Interest on Long-term Debt (b)	2,586	$139	274	$250	1,923
Operating Leases (c)	90	15	27	14	34
Coal and Natural Gas Purchase
Obligations (d)	2,558	789	1,176	501	92
Unconditional Power Purchase
Obligations (e)	1,038	30	60	64	884
Construction Obligations (f)	1,757	836	639	282
Pension Benefit Plan Obligations (g)	153	153
Other Obligations (h)	30	7	14	8	1
Total Contractual Cash Obligations	$12,297	$1,969	$3,090	$1,119	$6,119

(a)
Reflects principal maturities only based on stated maturity dates.  See Note 7 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU.  LKE has no capital lease obligations.

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
(f)
Represents construction commitments, including commitments for the Mill Creek and Ghent environmental air projects, Cane Run Unit 7, Ghent landfill and Ohio Falls refurbishment which are also reflected in the Capital Expenditures table presented above.

(g)	Based on the current funded status of LKE's qualified pension plans, no cash contributions are required. See Note 13 to the Financial Statements for a discussion of expected contributions.
(h)	Represents other contractual obligations.

Dividends

From time to time, as determined by its Board of Directors, LKE pays dividends to the sole member, PPL.

As discussed in Note 7 to the Financial Statements, LG&E's and KU's ability to pay dividends is limited under a covenant in each of their revolving line of credit facilities.  This covenant restricts their debt to total capital ratio to not more than 70%.  See Note 7 to the Financial Statements for other restrictions related to distributions on capital interests for LKE subsidiaries.

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

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LKE and its subsidiaries are based on information provided by LKE and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LKE or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of LKE and its subsidiaries affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The following table sets forth LKE's and its subsidiaries' security credit ratings as of December 31, 2012.

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch

LKE	Baa2	BBB-	BBB+

LG&E			A	A2	A-	A+	P-2	A-2	F-2

KU			A	A2	A-	A+	P-2	A-2	F-2

In addition to the credit ratings noted above, the rating agencies took the following actions related to LKE and its subsidiaries:

In February 2012, Fitch assigned ratings to the two newly established commercial paper programs for LG&E and KU.

In March 2012, Moody's affirmed the following ratings:
•	the long-term ratings of the First Mortgage Bonds for LG&E and KU;
•	the issuer ratings for LG&E and KU; and
•	the bank loan ratings for LG&E and KU.

Also in March 2012, Moody's and S&P each assigned short-term ratings to the two newly established commercial paper programs for LG&E and KU.

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A, and 2007 Series B pollution control bonds.

In November 2012, Moody's and S&P affirmed the long-term ratings for LG&E's 2007 Series A pollution control bonds.

In December 2012, Fitch affirmed the issuer default ratings, individual security ratings and outlooks for LKE, LG&E and KU.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or the subsidiaries' credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2012.  At December 31, 2012, if LKE's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that LKE would have been required to post as additional collateral to counterparties was $78 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

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

Commodity Price Risk (Non-trading)

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LKE sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 19 to the Financial Statements for additional disclosures.

The balance and change in net fair value of LKE's commodity derivative contracts for the periods ended December 31, 2012, 2011 and 2010 are shown in the table below.

	Gains (Losses)
	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Fair value of contracts outstanding at the beginning of the period		$(2)
Contracts realized or otherwise settled during the period		(3)		$3
Fair value of new contracts entered into during the period				(4)
Other changes in fair value (a)		5	$(2)	1
Fair value of contracts outstanding at the end of the period		$	$(2)	$

(a)	Represents the change in value of outstanding transactions and the value of transactions entered into and settled during the period.

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

At December 31, 2012 and 2011, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at December 31, 2012, would increase the fair value of its debt portfolio by $113 million compared with $125 million at December 31, 2011.

LKE had the following interest rate hedges outstanding at:

	December 31, 2012			December 31, 2011
			Effect of a			Effect of a
		Fair Value,	10% Adverse		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(58)	$(3)	$179	$(60)	$(4)
Cash flow hedges
Interest rate swaps (b)	300	14	(18)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic and cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at December 31, 2012 mature through 2043.

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

Environmental Matters

Protection of the environment is a major priority for LKE and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LKE's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or their demand for LKE's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to LKE's generation assets and electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where LKE has hydro generating facilities or where river water is used to cool its fossil powered generators.  LKE cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

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

Revenue Recognition - Unbilled Revenue

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers.  Because customers of LG&E's and KU's retail operations are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, LKE records estimates for unbilled revenues at the end of each reporting period.  Such unbilled revenue amounts reflect estimates of the amount of electricity and gas delivered to customers since the date of the last reading of their meters.  The unbilled revenues reflect consideration of estimated usage by customer class, the effect of different rate schedules, changes in weather, and where applicable, the impact of weather normalization or other regulatory provisions of rate structures.  In addition to the unbilled revenue accrual resulting from cycle billing, LKE makes additional accruals resulting from the timing of customer bills.  The accrual of unbilled revenues in this manner properly matches revenues and related costs.  At December 31, 2012 and 2011, LKE had unbilled revenue balances of $156 million and $146 million.

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

In selecting a discount rate for its defined benefit plans LKE starts with a cash flow analysis of the expected benefit payment stream for its plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.  At December 31, 2012, LKE decreased the discount rate for its pension plans from 5.08% to 4.24% and decreased the discount rate for its other postretirement benefit plan from 4.78% to 3.99%.

The expected long-term rates of return for LKE's defined benefit pension plans and defined other postretirement benefit plan have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  LKE management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.  At December 31, 2012, LKE's expected return on plan assets decreased from 7.25% to 7.10%.

In selecting a rate of compensation increase, LKE considers past experience in light of movements in inflation rates.  At December 31, 2012, LKE's rate of compensation increase remained at 4.00%.

In selecting health care cost trend rates LKE considers past performance and forecasts of health care costs.  At December 31, 2012, LKE's health care cost trend rates were 8.00% for 2013, gradually declining to 5.50% for 2019.

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

At December 31, 2012, the defined benefit plans were recorded as follows:

Pension liabilities (a)	$417
Other postretirement benefit liabilities	141

(a)	Amount includes current and noncurrent portions.

The following chart reflects the sensitivities in the December 31, 2012 Balance Sheet associated with a change in certain assumptions based on LKE's primary defined benefit plans.

	Increase (Decrease)
		Impact on		Impact on
	Change in	defined benefit	Impact on	regulatory
Actuarial assumption	assumption	liabilities	OCI	assets

Discount Rate	(0.25)%	$59	$(22)	$37
Rate of Compensation Increase	0.25%	10	(6)	4
Health Care Cost Trend Rate (a)	1%	5	(1)	4

(a)	Only impacts other postretirement benefits.

In 2012, LKE recognized net periodic defined benefit costs charged to operating expense of $40 million.  This amount represents an $11 million decrease from 2011.  This decrease in expense for 2012 was primarily attributable to the increase in the expected return on plan assets resulting from pension contributions of $57 million, a reduction in the amortization of outstanding losses and lower interest cost.

The following chart reflects the sensitivities in the 2012 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on LKE's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$4
Expected Return on Plan Assets	(0.25)%	3
Rate of Compensation Increase	0.25%	1
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

Asset Impairment (Excluding Investments)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

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

For a long-lived asset classified as held and used, impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

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

Goodwill is tested for impairment at the reporting unit level.  LKE's reporting units have been determined to be at the operating segment level.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Beginning in 2012, LKE may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative assessment and directly test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if LKE concludes it is more likely than not the fair value of a reporting unit is less than the carrying amount based on the step zero assessment.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment in step one, LKE identifies a potential impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill which is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.

LKE elected to perform the two-step quantitative impairment test of goodwill for all of its reporting units in the fourth quarter of 2012 and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions to estimate the fair value of each reporting unit.  Applying an appropriate weighting to both the discounted cash flow and market multiple valuations, a decrease in the forecasted cash flows of 10%, an increase in the discount rate by 25 basis points, or a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

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

In 2012, the estimated liability for indemnifications related to the 2009 termination of the WKE lease was increased.

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

See Note 15 to the Financial Statements for additional information.

Asset Retirement Obligations

LKE is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the Consolidated Statements of Income, for changes in the obligation due to the passage of time.  Since costs of removal are collected in rates, the accretion and depreciation are offset with a regulatory credit on the income statement, such that there is no earnings impact.  The regulatory asset created by the regulatory credit is relieved when the ARO has been settled.  An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  See Note 21 to the Financial Statements for related disclosures.

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

At December 31, 2012, LKE had AROs comprised of current and noncurrent amounts, totaling $131 million recorded on the Balance Sheet.  Of the total amount, $90 million, or 69%, relates to LKE's ash ponds, landfills and natural gas mains.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to LKE's ARO liabilities for ash ponds, landfills and natural gas mains at December 31, 2012:

	Change in	Impact on
	Assumption	ARO Liability

Retirement Cost	10%	$11
Discount Rate	(0.25)%	3
Inflation Rate	0.25%	8

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2012, LKE's existing reserve exposure to either increases or decreases in unrecognized tax benefits during the next 12 months is $1 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

At December 31, 2012, LKE had regulatory assets of $649 million and regulatory liabilities of $1,011 million.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

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

•
"Results of Operations" provides a summary of LG&E's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on LG&E's Statements of Income, comparing 2012 with 2011 and 2011 with 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of LG&E's liquidity position and credit profile.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

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

Overview

Introduction

LG&E, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy and distribution and sale of natural gas in Kentucky.  LG&E and its affiliate, KU, are wholly owned subsidiaries of LKE.  LKE, a holding company, became a wholly owned subsidiary of PPL when PPL acquired all of LKE's interests from E.ON US Investments Corp. on November 1, 2010.  Following the acquisition, both LG&E and KU continue operating as subsidiaries of LKE, which is now an intermediary holding company in PPL's group of companies.  Refer to "Item 1. Business - Background" for a description of LG&E's business.

Business Strategy

LG&E's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its shareowner.

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

Financial and Operational Developments

Net Income

Net Income for 2012, 2011 and 2010 was $123 million, $124 million and $128 million.  Earnings in 2012 decreased 1% from 2011 and earnings in 2011 decreased 3% from 2010.

See "Results of Operations" for a discussion and analysis of LG&E's earnings.

Rate Case Proceedings

In June 2012, LG&E filed a request with the KPSC for an increase in annual base electric rates of approximately $62 million and an increase in annual base gas rates of approximately $17 million.  In November 2012, LG&E along with all of the parties filed a unanimous settlement agreement.  Among other things, the settlement provided for increases in annual base electric rates of $34 million and an increase in annual base gas rates of $15 million.  The settlement agreement also included revised depreciation rates that result in reduced annual electric depreciation expense of approximately $9 million.  The settlement agreement included an authorized return on equity of 10.25%.  On December 20, 2012, the KPSC issued an order approving the provisions in the settlement agreement.  The new rates became effective on January 1, 2013.  In addition to the increased base rates, the KPSC approved a gas line tracker mechanism to provide for recovery of costs associated with LG&E's gas main replacement program, gas service lines and risers.

Commercial Paper

In February 2012, LG&E established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's Syndicated Credit Facility.  At December 31, 2012, LG&E had $55 million of commercial paper outstanding.

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

Cane Run Unit 7 Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build Cane Run Unit 7.  In May 2012, the KPSC issued an order approving the request.  LG&E will own a 22% undivided interest and KU will own a 78% undivided interest in the new generating unit.  A formal request for recovery of the costs associated with the construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate case proceedings.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent EPA regulations with a 2015 compliance date, LG&E anticipates retiring three older coal-fired electric generating units at the Cane Run plant, which have a combined summer capacity rating of 563 MW.

Future Capacity Needs

In addition to the construction of a combined cycle gas unit at the Cane Run station, LG&E and KU continue to assess future capacity needs.  As a part of the assessment, LG&E and KU issued an RFP in September 2012 for up to 700 MW of capacity beginning as early as 2015.

Results of Operations

As previously noted, LG&E's results for the periods after October 31, 2010 are on a basis of accounting different from its results for periods prior to November 1, 2010.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The utility business is affected by seasonal weather.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  Revenue and earnings are generally higher during the first and third quarters and lower during the second and fourth quarters due to weather.

The following table summarizes the significant components of net income for 2012, 2011 and 2010 and the changes therein:

Earnings

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net Income	$123	$124	$19	$109

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins and certain items that management considers special.

	2012 vs. 2011	2011 vs. 2010

Margins	$3	$39
Other operation and maintenance	3	(10)
Depreciation	(4)	(13)
Taxes, other than income	(5)	(5)
Other Income (Expense) - net	(1)	(16)
Other	4	(1)
Special items, after-tax	(1)	2
Total	$(1)	$(4)

The net unrealized gains (losses) on contracts that economically hedge anticipated cash flows are considered special items by management.  There were no unrealized gains (losses) in 2012.

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Higher other operation and maintenance in 2011 compared with 2010 primarily due to higher distribution maintenance costs of $8 million due to amortization of storm restoration related costs and a hazardous tree removal project initiated in August 2010.

•	Higher depreciation in 2011 compared with 2010 primarily due to TC2 commencing dispatch in January 2011.

•
Lower other income (expense) - net in 2011 compared with 2010 primarily due to $19 million of other income from the establishment of a regulatory asset in 2010 for previously recorded losses on interest rate swaps.

2013 Outlook

Excluding special items, LG&E projects higher earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases effective January 1, 2013, returns on additional environmental capital investments and retail load growth, partially offset by higher operation and maintenance.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins."  Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LG&E's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments primarily associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LG&E's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by LG&E for 2012, 2011 and 2010.

	2012 Successor			2011 Successor
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,324		$1,324	$1,363	$1	$1,364
Operating Expenses
Fuel	374		374	350		350
Energy purchases	175		175	245		245
Other operation and maintenance	45	$318	363	42	321	363
Depreciation	3	149	152	2	145	147
Taxes, other than income		23	23		18	18
Total Operating Expenses	597	490	1,087	639	484	1,123
Total	$727	$(490)	$237	$724	$(483)	$241

	Successor			Predecessor
	Two Months Ended December 31, 2010			Ten Months Ended October 31, 2010
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$255	$(1)	$254	$1,057		$1,057
Operating Expenses
Fuel	60		60	306		306
Energy purchases	63		63	155		155
Other operation and maintenance	9	58	67	28	$253	281
Depreciation		23	23	6	109	115
Taxes, other than income		1	1		12	12
Total Operating Expenses	132	82	214	495	374	869
Total	$123	$(83)	$40	$562	$(374)	$188

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $3 million for 2012 compared with 2011, primarily due to $9 million of higher retail margins as a result of new environmental investments.  This increase was partially offset by lower wholesale margins of $6 million as volumes were impacted by lower market prices.  Retail volumes were consistent with the prior year as increased industrial sales offset declines associated with unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 13% compared to 2011, partially offset by a 7% increase in cooling degree days.

Margins increased by $39 million for 2011 compared with 2010.  New KPSC rates went into effect on August 1, 2010, contributing to an additional $48 million in operating revenue over the prior year.  Partially offsetting the rate increase were lower retail volumes resulting from weather and economic conditions.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2012 vs. 2011		2011 vs. 2010

Administrative and general (a)		$(5)	$4
Distribution maintenance (b)		(1)	8
Fuel for generation (c)			5
Coal plant maintenance (d)		2	(5)
Other		4	3
Total	$		$15

(a)	Administrative and general costs decreased in 2012 compared with 2011 primarily due to a decrease in pension expense resulting from pension funding and lower interest cost.
(b)
Distribution maintenance costs increased in 2011 compared with 2010 primarily due to amortization of storm restoration-related costs, a hazardous tree removal project initiated in August 2010 and an increase in pipeline integrity work.

(c)	Fuel handling costs are included in other operation and maintenance on the Statements of Income for the Successor periods and are in fuel on the Statement of Income for the Predecessor period.
(d)	Coal plant maintenance costs increased in 2012 compared with 2011 primarily due to an increased scope of scheduled outages.

Coal plant maintenance costs decreased in 2011 compared with 2010 primarily due to the timing of scheduled maintenance outages and non-outage boiler maintenance.

Depreciation

Depreciation increased by $5 million in 2012 compared with 2011 due to PP&E additions.

Depreciation increased by $9 million in 2011 compared with 2010 primarily due to TC2 commencing dispatch in January 2011.

Taxes, Other Than Income

Taxes, other than income increased by $5 million in 2012 compared with 2011 due in part to a $2 million increase in property taxes resulting from property additions, higher assessed values and changes in property classifications to categories with higher tax rates.

Taxes, other than income increased by $5 million in 2011 compared with 2010 primarily due to a $4 million state coal tax credit that was applied to 2010 property taxes.  The remaining increase was due to higher assessments, primarily from significant property additions.

Other Income (Expense) - net

Other income (expense) - net decreased by $16 million in 2011 compared with 2010 primarily due to $19 million of other income from the establishment of a regulatory asset for previously recorded losses on interest rate swaps in 2010.

Interest Expense

The increase (decrease) in interest expense was due to:

	2012 vs. 2011	2011 vs. 2010

Interest rates (a)	$(2)	$(7)
Long-term debt balances (b)		2
Other		3
Total	$(2)	$(2)

(a)
Interest expense decreased in 2011 compared with 2010 due to lower interest rates on first mortgage bonds issued in November 2010 compared with the rates on the loans from E.ON AG affiliates that were in place through October 2010.

(b)	Interest expense increased in 2011 compared with 2010 due to lower long-term debt balances for the first ten months of 2010.

Financial Condition

Liquidity and Capital Resources

LG&E expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities, including commercial paper issuances. Additionally, subject to market conditions, LG&E currently plans to access capital markets in 2013.

LG&E's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in commodity prices that may increase the cost of producing or purchasing power or decrease the amount LG&E receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•	unusual or extreme weather that may damage LG&E's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission facilities that LG&E does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws;
•	any adverse outcome of legal proceedings and investigations with respect to LG&E's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in LG&E's credit ratings that could adversely affect its ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties affecting LG&E's cash flows.

At December 31, LG&E had the following:

	2012	2011	2010

Cash and cash equivalents	$22	$25	$2
Short-term investments (a)			163
	$22	$25	$165

Short-term debt (b)	$55		$163

(a)
Represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky, on behalf of LG&E that were purchased from the remarketing agent in 2008.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 7 to the Financial Statements for additional information.

(b)
Borrowings in 2012 were made under LG&E's commercial paper program and borrowings in 2010 were made under LG&E's syndicated credit facility.  See Note 7 to the Financial Statements for additional information.

The changes in LG&E's cash and cash equivalents position resulted from:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net cash provided by (used in) operating activities	$308	$325	$(8)	$189
Net cash provided by (used in) investing activities	(289)	(42)	(63)	(107)
Net cash provided by (used in) financing activities	(22)	(260)	69	(83)
Net Increase (Decrease) in Cash and Cash Equivalents	$(3)	$23	$(2)	$(1)

Operating Activities

Net cash provided by operating activities decreased by 5%, or $17 million, in 2012 compared with 2011, primarily as a result of:

•
Working capital cash flow changes declined by $65 million driven primarily by changes in receivables and unbilled revenues due to milder December weather in 2011 than in 2012 and 2010, and lower inventory levels in 2011 as compared with 2010 driven by lower gas prices.

•	The decline was offset by $44 million increase in other operating cash flows driven by $43 million reduction in pension funding.

Net cash provided by operating activities increased by 80%, or $144 million, in 2011 compared with 2010, primarily as a result of:

•
a decrease in working capital related to accounts receivable and unbilled revenues of $86 million primarily due to the timing of cash receipts and colder weather in December 2010 as compared with December 2009 and milder weather in December 2011 as compared with December 2010;

•
an increase in net income adjusted for non-cash effects of $34 million (the recording of a regulatory asset for previously recorded losses on interest rate swaps of $22 million, deferred income taxes and investment tax credits of $17 million, depreciation of $9 million, partially offset by unrealized (gains) losses on derivatives of $14 million, defined benefit plans - expense of $3 million and other noncash items of $3 million);

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

Investing Activities

Net cash used in investing activities increased by $247 million, in 2012 compared with 2011, primarily as a result of:

•	a decrease in the proceeds from the sale of other investments of $163 million in 2011; and
•	an increase in capital expenditures of $90 million due primarily to construction of Cane Run Unit 7 and Mill Creek environmental air projects.

Net cash used in investing activities decreased by 75%, or $128 million, in 2011 compared with 2010, as a result of:

•	proceeds from the sale of other investments of $163 million in 2011; and
•	a decrease in capital expenditures of $24 million due primarily to TC2 being dispatched in 2011; partially offset by
•	proceeds from the sale of assets of $48 million in 2010; and
•	a decrease in restricted cash of $11 million.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2013 through 2017.

Financing Activities

Net cash used in financing activities was $22 million, in 2012 compared with $260 million in 2011, primarily as a result of changes in short-term debt.

In 2012, cash used in financing activities consisted of:

•	the payment of common stock dividends to LKE of $75 million; partially offset by
•	the issuance of short-term debt in the form of commercial paper of $55 million.

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

LG&E had no long-term debt securities activity during the year.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Auction Rate Securities

At December 31, 2012, LG&E's tax-exempt revenue bonds that are in the form of auction rate securities and total $135 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the period ended December 31, 2012, the weighted-average rate on LG&E's auction rate bonds in total was 0.20%.

Forecasted Sources of Cash

LG&E expects to continue to have sufficient sources of cash available in the near term, including various credit facilities, its commercial paper program, issuance of debt securities and operating cash flow.

Credit Facilities

At December 31, 2012, LG&E's total committed borrowing capacity under its Syndicated Credit Facility and the use of this borrowing capacity were:

		Commercial	Letters of	Unused
	Capacity	Paper Issued	Credit Issued	Capacity

Syndicated Credit Facility (a) (b) (c)	$500	$55		$445

(a)
The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

(b)	In November 2012, LG&E amended the Syndicated Credit Facility to extend the expiration date to November 2017. In addition, LG&E increased the credit facility capacity to $500 million.
(c)	LG&E pays customary fees under its syndicated credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At December 31, 2012, there was no balance outstanding.

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

Capital Contributions from LKE

From time to time LKE may make capital contributions to LG&E.  LG&E may use these contributions to fund capital expenditures and for other general corporate purposes.

Long-term Debt Securities

LG&E currently plans to issue, subject to market conditions, up to $350 million of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, LG&E currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows LG&E's current capital expenditure projections for the years 2013 through 2017.

	Projected
	2013	2014	2015	2016	2017
Capital expenditures (a)
Generating facilities	$138	$111	$131	$225	$232
Distribution facilities	144	140	166	165	174
Transmission facilities	59	31	19	16	16
Environmental	324	336	249	186	42
Other	22	22	20	23	19
Total Capital Expenditures	$687	$640	$585	$615	$483

(a)
LG&E generally expects to recover these costs over a period equivalent to the related depreciable lives of the assets through rates.  The 2013 total excludes amounts included in accounts payable as of December 31, 2012.

LG&E's capital expenditure projections for the years 2013 through 2017 total approximately $3.0 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for LG&E's environmental projects related to existing and proposed EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements and market conditions.  Environmental compliance costs incurred by LG&E in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

LG&E plans to fund its capital expenditures in 2013 with cash on hand, cash from operations, short-term debt and issuance of debt securities.

Contractual Obligations

LG&E has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2012, the estimated contractual cash obligations of LG&E were:

	Total	2013	2014 - 2015	2016 - 2017	After 2017

Long-term Debt (a)	$1,109		$250		$859
Interest on Long-term Debt (b)	839	$37	70	$66	666
Operating Leases (c)	35	5	11	5	14
Coal and Natural Gas Purchase
Obligations (d)	1,512	378	697	345	92
Unconditional Power Purchase
Obligations (e)	719	21	42	44	612
Construction Obligations (f)	735	382	273	80
Pension Benefit Plan Obligations (g)	42	42
Other Obligations (h)	8	2	4	2
Total Contractual Cash Obligations	$4,999	$867	$1,347	$542	$2,243

(a)
Reflects principal maturities only based on stated maturity dates.  See Note 7 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E.  LG&E has no capital lease obligations.

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
(f)
Represents construction commitments, including commitments for the Mill Creek environmental air projects, Cane Run Unit 7 and Ohio Falls refurbishment which are also reflected in the Capital Expenditures table presented above.

(g)
Based on the current funded status of LG&E's qualified pension plan and LKE's qualified pension plan, which covers LG&E employees, no cash contributions are required.  See Note 13 to the Financial Statements for a discussion of expected contributions.

(h)	Represents other contractual obligations.

Dividends

From time to time, as determined by its Board of Directors, LG&E pays dividends to its sole shareholder, LKE.

As discussed in Note 7 to the Financial Statements, LG&E's ability to pay dividends is limited under a covenant in its $500 million revolving line of credit facility.  This covenant restricts the debt to total capital ratio to not more than 70%.  See Note 7 to the Financial Statements for other restrictions related to distributions on capital interests for LG&E.

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

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LG&E are based on information provided by LG&E and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LG&E.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of LG&E affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The following table sets forth LG&E's security credit ratings as of December 31, 2012.

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch

LG&E			A	A2	A-	A+	P-2	A-2	F-2

In addition to the credit ratings noted above, the rating agencies took the following actions related to LG&E:

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

In March and May 2012, Moody's, S&P and Fitch affirmed the long-term ratings for LG&E's 2003 Series A and 2007 Series B pollution control bonds.

In November 2012, Moody's and S&P affirmed the long-term ratings for LG&E's 2007 Series A pollution control bonds.

In December 2012, Fitch affirmed the issuer default ratings, individual security ratings and outlook for LG&E.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2012.  At December 31, 2012, if LG&E's credit ratings had been below investment grade, the maximum amount that LG&E would have been required to post as additional collateral to counterparties was $57 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations, gas supply and interest rate contracts.

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

Commodity Price Risk (Non-trading)

LG&E's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E is subject to commodity price risk for only a small portion of on-going business operations.  LG&E sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 19 to the Financial Statements for additional disclosures.

The balance and change in net fair value of LG&E's commodity derivative contracts for the periods ended December 31, 2012, 2011 and 2010 are shown in the table below.

	Gains (Losses)
	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Fair value of contracts outstanding at the beginning of the period		$(1)
Contracts realized or otherwise settled during the period		(3)		$3
Fair value of new contracts entered into during the period				(4)
Other changes in fair value (a)		4	$(1)	1
Fair value of contracts outstanding at the end of the period		$	$(1)	$
(a)	Represents the change in value of outstanding transactions and the value of transactions entered into and settled during the period.

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

At December 31, 2012 and 2011, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at December 31, 2012, would increase the fair value of its debt portfolio by $27 million.  This estimate is unchanged from December 31, 2011.

LG&E had the following interest rate hedges outstanding at:

	December 31, 2012			December 31, 2011
			Effect of a			Effect of a
		Fair Value,	10% Adverse		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates	Hedged	(Liability) (a)	in Rates
Economic hedges
Interest rate swaps (b)	$179	$(58)	$(3)	$179	$(60)	$(4)
Cash flow hedges
Interest rate swaps (b)	150	7	(9)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LG&E is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic and cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at December 31, 2012 mature through 2043.

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

Environmental Matters

Protection of the environment is a major priority for LG&E and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to LG&E's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or their demand for LG&E's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to LG&E's generation assets and electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where LG&E has hydro generating facilities or where river water is used to cool its fossil powered generators.  LG&E cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

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

Revenue Recognition - Unbilled Revenue

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers.  Because customers of LG&E's retail operations are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, LG&E records estimates for unbilled revenues at the end of each reporting period.  Such unbilled revenue amounts reflect estimates of the amount of electricity and gas delivered to customers since the date of the last reading of their meters.  The unbilled revenues reflect consideration of estimated usage by customer class, the effect of different rate schedules, changes in weather and where applicable, the impact of weather normalization or other regulatory provisions of rate structures.  In addition to the unbilled revenue accrual resulting from cycle billing, LG&E makes additional accruals resulting from the timing of customer bills.  The accrual of unbilled revenues in this manner properly matches revenues and related costs.  At December 31, 2012 and 2011, LG&E had unbilled revenue balances of $72 million and $65 million.

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

In selecting a discount rate for their defined benefit plans LKE and LG&E start with a cash flow analysis of the expected benefit payment stream for their plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.  At December 31, 2012, LKE decreased the discount rate for its pension plan from 5.12% to 4.26%.  LG&E decreased the discount rate for its pension plan from 5.05% to 4.20%.  LKE decreased the discount rate for its other postretirement benefit plan from 4.78% to 3.99%.

The expected long-term rates of return for LKE's and LG&E's defined benefit pension plans and LKE's defined other postretirement benefit plan have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  LKE and LG&E management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.  At December 31, 2012, LKE's and LG&E's expected return on plan assets decreased from 7.25% to 7.10%.

In selecting a rate of compensation increase, LKE and LG&E consider past experience in light of movements in inflation rates.  At December 31, 2012, LKE's and LG&E's rate of compensation increase remained at 4.00%.

In selecting health care cost trend rates, LKE considers past performance and forecasts of health care costs.  At December 31, 2012, LKE's health care cost trend rates were 8.00% for 2013, gradually declining to 5.50% for 2019.

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

At December 31, 2012, the defined benefit plans were recorded as follows:

Pension liabilities	$102
Other postretirement benefit liabilities	81

The following chart reflects the sensitivities in the December 31, 2012 Balance Sheet associated with a change in certain assumptions based on LG&E's primary defined benefit plans.

	Increase (Decrease)
		Impact on		Impact on
	Change in	defined benefit	Impact on	regulatory
Actuarial assumption	assumption	liabilities	OCI	assets

Discount Rate	(0.25)%	$21		$21
Rate of Compensation Increase	0.25%	2		2
Health Care Cost Trend Rate (a)	1%	1		1

(a)	Only impacts other postretirement benefits.

In 2012, LG&E recognized net periodic defined benefit costs charged to operating expense of $18 million.  This amount represents a $3 million decrease from 2011.  This decrease in expense for 2012 was primarily attributable to the increase in the expected return on plan assets resulting from pension contributions of $21 million, a reduction in the amortization of outstanding losses and lower interest cost.

The following chart reflects the sensitivities in the 2012 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on LG&E's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$2
Expected Return on Plan Assets	(0.25)%	1
Rate of Compensation Increase	0.25%
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

Asset Impairment (Excluding Investments)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

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

For a long-lived asset classified as held and used, impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

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

In 2012, LG&E did not recognize an impairment of any long-lived assets.

Goodwill is tested for impairment at the reporting unit level.  LG&E's reporting unit has been determined to be at the operating segment level.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Beginning in 2012, LG&E may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative assessment and directly test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not the fair value of the reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if LG&E concludes it is more likely than not the fair value of the reporting unit is less than the carrying amount based on the step zero assessment.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, LG&E identifies a potential impairment by comparing the estimated fair value of LG&E (the goodwill reporting unit) with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value is allocated to all of LG&E's assets and liabilities as if LG&E had been acquired in a business combination and the estimated fair value of LG&E was the price paid.  The excess of the estimated fair value of LG&E over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of LG&E's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of LG&E's goodwill.

LG&E elected to perform the two-step quantitative impairment test of goodwill in the fourth quarter of 2012 and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of LG&E.  Applying an appropriate weighting to both the discounted cash flow and market multiple valuations, a decrease in the forecasted cash flows of 10%, an increase in the discount rate by 25 basis points, or a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

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

In 2012, no significant adjustments were made to LG&E's existing contingencies.

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

See Note 15 to the Financial Statements for additional information.

Asset Retirement Obligations

LG&E is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the Statements of Income, for changes in the obligation due to the passage of time.  Since costs of removal are collected in rates, the accretion and depreciation are offset with a regulatory credit on the income statement, such that there is no earnings impact.  The regulatory asset created by the regulatory credit is relieved when the ARO has been settled.  An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  See Note 21 to the Financial Statements for related disclosures.

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

At December 31, 2012, LG&E had AROs comprised of current and noncurrent amounts, totaling $62 million recorded on the Balance Sheet.  Of the total amount, $39 million, or 63%, relates to LG&E's ash ponds, landfills and natural gas mains.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to LG&E's ARO liabilities for ash ponds, landfills and natural gas mains at December 31, 2012:

	Change in	Impact on
	Assumption	ARO Liability

Retirement Cost	10%	$5
Discount Rate	(0.25)%	1
Inflation Rate	0.25%	5

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2012, LG&E's existing reserve exposure to either increases or decreases in unrecognized tax benefits during the next 12 months is less than $1 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

At December 31, 2012, LG&E had regulatory assets of $419 million and regulatory liabilities of $475 million.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

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

•
"Results of Operations" provides a summary of KU's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal items on KU's Statements of Income, comparing 2012 with 2011 and 2011 with 2010.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of KU's liquidity position and credit profile.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

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

Overview

Introduction

KU, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy in Kentucky, Virginia and Tennessee.  KU and its affiliate, LG&E, are wholly owned subsidiaries of LKE.  LKE, a holding company, became a wholly owned subsidiary of PPL when PPL acquired all of LKE's interests from E.ON US Investments Corp. on November 1, 2010.  Following the acquisition, both KU and LG&E continue operating as subsidiaries of LKE, which is now an intermediary holding company in PPL's group of companies.  Refer to "Item 1. Business - Background" for a description of KU's business.

Business Strategy

KU's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its shareowner.

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

Financial and Operational Developments

Net Income

Net Income for 2012, 2011 and 2010 was $137 million, $178 million and $175 million.  Earnings in 2012 decreased 23% from 2011 and earnings in 2011 increased 2% from 2010.

See "Results of Operations" for a discussion and analysis of KU's earnings.

Rate Case Proceedings

In June 2012, KU filed a request with the KPSC for an increase in annual base electric rates of approximately $82 million.  In November 2012, KU along with all of the parties filed a unanimous settlement agreement.  Among other things, the settlement provided for increases in annual base electric rates of $51 million.  The settlement agreement also included revised depreciation rates that result in reduced annual depreciation expense of approximately $10 million. The settlement agreement included an authorized return on equity of 10.25%.  On December 20, 2012, the KPSC issued an order approving the provisions in the settlement agreement.  The new rates became effective on January 1, 2013.

Equity Method Investment

KU owns 20% of the common stock of EEI.  Through a power marketer affiliated with its majority owner, EEI sells its output to third parties.  KU's investment in EEI is accounted for under the equity method of accounting.  KU's direct exposure to loss as a result of its involvement with EEI is generally limited to the value of its investment.  During the fourth quarter of 2012, KU concluded that an other-than-temporary decline in the value of its investment in EEI had occurred.  Accordingly, KU recorded a $15 million impairment charge, net of taxes, related to this investment as of December 31, 2012, bringing the investment balance to zero.  The impairment charge is shown in the line "Other-Than-Temporary Impairments" on the Statement of Income for the year ended December 31, 2012.

Commercial Paper

In February 2012, KU established a commercial paper program for up to $250 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by KU's Syndicated Credit Facility.  At December 31, 2012, KU had $70 million of commercial paper outstanding.

Terminated Bluegrass CTs Acquisition

In September 2011, KU and LG&E entered into an asset purchase agreement with Bluegrass Generation for the purchase of the Bluegrass CTs, aggregating approximately 495 MW, plus limited associated contractual arrangements required for operation of the units, for a purchase price of $110 million, pending receipt of applicable regulatory approvals.  In May 2012, the KPSC issued an order approving the request to purchase the Bluegrass CTs.  In November 2011, KU and LG&E filed an application with the FERC under the Federal Power Act requesting approval to purchase the Bluegrass CTs.  In May 2012, the FERC issued an order conditionally authorizing the acquisition of the Bluegrass CTs, subject to approval by the FERC of satisfactory mitigation measures to address market-power concerns.  After a review of potentially available mitigation options, KU and LG&E determined that the options were not commercially justifiable.  In June 2012, KU and LG&E terminated the asset purchase agreement for the Bluegrass CTs in accordance with its terms and made applicable filings with the KPSC and FERC.

Cane Run Unit 7 Construction

In September 2011, KU and LG&E filed a CPCN with the KPSC requesting approval to build Cane Run Unit 7.  In May 2012, the KPSC issued an order approving the request.  KU will own a 78% undivided interest and LG&E will own a 22% undivided interest in the new generating unit.  A formal request for recovery of the costs associated with the construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate case proceedings.  KU and LG&E commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent EPA regulations with a 2015 compliance date, KU anticipates retiring two older coal-fired electric generating units at the Green River plant, which have a combined summer capacity rating of 163 MW.  In addition, KU retired the remaining 71 MW unit at the Tyrone plant in February 2013.

Future Capacity Needs

In addition to the construction of a combined cycle gas unit at the Cane Run station, KU and LG&E continue to assess future capacity needs.  As a part of the assessment, KU and LG&E issued an RFP in September 2012 for up to 700 MW of capacity beginning as early as 2015.

Results of Operations

As previously noted, KU's results for the periods after October 31, 2010 are on a basis of accounting different from its results for periods prior to November 1, 2010.  See "Overview - Successor and Predecessor Financial Presentation" for further information.

The utility business is affected by seasonal weather.  As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year.  Revenue and earnings are generally higher during the first and third quarters and lower during the second and fourth quarters due to weather.

The following table summarizes the significant components of net income for 2012, 2011 and 2010 and the changes therein:

Earnings
	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net Income	$137	$178	$35	$140

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins and certain items that management considers special.

	2012 vs. 2011	2011 vs. 2010

Margins	$(10)	$52
Other operation and maintenance	(16)	(12)
Depreciation	(6)	(28)
Taxes, other than income	(4)	(9)
Other Income (Expense) - net	(7)	(2)
Interest Expense	1	8
Income Taxes	16	(6)
Special items, after-tax	(15)
Total	$(41)	$3

As a result of low energy prices and environmental regulations, KU assessed the recoverability of its equity method investment in EEI.  KU determined it was impaired, and recorded a $15 million impairment charge, net of taxes, as of December 31, 2012.  This impairment is considered a special item by management.

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Higher other operation and maintenance in 2012 compared with 2011 primarily due to $8 million of higher coal plant maintenance costs related to an increased scope of scheduled outages and a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

Higher other operation and maintenance in 2011 compared with 2010 primarily due to $19 million of higher coal plant maintenance costs related to an increased scope of scheduled outages and higher variable costs from increased generation due to TC2 commencing dispatch in January 2011.  This increase was partially offset by a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

•	Higher depreciation in 2011 compared with 2010 primarily due to TC2 commencing dispatch in January 2011.

•
Lower interest expense in 2011 compared with 2010 primarily due to $18 million less expense primarily related to lower interest rates on the first mortgage bonds issued in November 2010 compared with the rates on the loans from E.ON AG affiliates in place through October 2010.  This decrease was partially offset by $8 million of higher expense resulting from higher long-term debt balances.

•	Lower income taxes in 2012 compared with 2011 primarily due to lower pre-tax income.

2013 Outlook

Excluding special items, KU projects higher earnings in 2013 compared with 2012, primarily driven by electric base rate increases effective January 1, 2013, returns on additional environmental capital investments and retail load growth, partially offset by higher operation and maintenance.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Notes 6 and 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of KU's electricity generation, transmission and distribution operations.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments primarily associated with environmental regulations and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from KU's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Operating Income" to "Margins" as defined by KU for 2012, 2011 and 2010.

	2012 Successor			2011 Successor
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,524		$1,524	$1,548		$1,548
Operating Expenses
Fuel	498		498	516		516
Energy purchases	109		109	112		112
Other operation and maintenance	55	$329	384	49	$313	362
Depreciation	49	144	193	48	138	186
Taxes, other than income		23	23		19	19
Total Operating Expenses	711	496	1,207	725	470	1,195
Total	$813	$(496)	$317	$823	$(470)	$353

	Successor			Predecessor
	Two Months Ended December 31, 2010			Ten Months Ended October 31, 2010
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$263		$263	$1,248		$1,248
Operating Expenses
Fuel	78		78	417		417
Energy purchases	28		28	147		147
Other operation and maintenance	6	$59	65	29	$242	271
Depreciation	6	20	26	29	90	119
Taxes, other than income		1	1		9	9
Total Operating Expenses	118	80	198	622	341	963
Total	$145	$(80)	$65	$626	$(341)	$285

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins decreased by $10 million for 2012 compared with 2011, primarily due to $10 million of lower retail margins, as volumes were impacted by unseasonably mild weather during the first four months of 2012.  Total heating degree days decreased 9% compared to 2011, partially offset by a 4% increase in cooling degree days.

Margins increased by $52 million for 2011 compared with 2010.  New KPSC rates went into effect on August 1, 2010, contributing to an additional $64 million in operating revenue over the prior year.  Partially offsetting the rate increase were lower retail volumes resulting from weather and economic conditions.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2012 vs. 2011	2011 vs. 2010

Coal plant maintenance (a)	$17	$9
Distribution maintenance (b)	8
Administrative and general (c)	(5)	7
Fuel for generation (d)		6
Steam operation (e)		10
Other generation maintenance		(2)
Other	2	(4)
Total	$22	$26

(a)
Coal plant maintenance costs increased in 2012 compared with 2011 primarily due to $8 million of expenses related to an increased scope of scheduled outages, as well as $5 million of increased maintenance on the scrubber system and primary fuel combustion system at the Ghent plant.

Coal plant maintenance costs increased in 2011 compared with 2010 primarily due to $8 million of expenses related to an increased scope of scheduled outages.
(b)	Distribution maintenance increased in 2012 compared with 2011 primarily due to a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.
(c)	Administrative and general costs decreased in 2012 compared with 2011 primarily due to a decrease in pension expense resulting from pension funding and lower interest cost.

Administrative and general costs increased in 2011 compared with 2010 due to higher outside services costs of $2 million, higher labor costs of $1 million and higher pension costs of $1 million.
(d)	Fuel handling costs are included in other operation and maintenance on the Statements of Income for the Successor periods and are in fuel on the Statement of Income for the Predecessor period.
(e)	Steam operation costs increased in 2011 compared with 2010 due to increased generation as a result of TC2 commencing dispatch in 2011.

Depreciation

The increase (decrease) in depreciation was due to:

	2012 vs. 2011	2011 vs. 2010

TC2 (dispatch began in January 2011)		$25
E.W. Brown sulfur dioxide scrubber equipment (placed in-service in June 2010)		8
Other additions to PP&E	$7	8
Total	$7	$41

Taxes, Other Than Income

Taxes, other than income increased by $9 million in 2011 compared with 2010, primarily due to a $5 million state coal tax credit that was applied to 2010 property taxes.  The remaining increase was due to higher assessments, primarily from significant property additions.

Other Income (Expense) - net

Other income (expense) - net decreased by $7 million in 2012 compared with 2011 primarily due to $8 million losses from the EEI investment recorded in 2012.

Other-Than-Temporary Impairments

Other-than-temporary impairments increased by $25 million in 2012 compared with 2011 due to the $25 million pre-tax impairment of the EEI investment.  See Notes 1 and 18 to the Financial Statements for additional information.

Interest Expense

Interest expense decreased by $8 million in 2011 compared with 2010, primarily due to $18 million less expense primarily related to lower interest rates on the first mortgage bonds issued in November 2010 compared with the rates on the loans from E.ON AG affiliates in place through October 2010.  This decrease was partially offset by $8 million of higher expense resulting from higher long-term debt balances.

Income Taxes

Income taxes decreased by $26 million in 2012 compared with 2011, primarily due to the decrease in pre-tax income.

Income taxes increased by $6 million in 2011 compared with 2010, primarily due to the increase in pre-tax income.

Financial Condition

Liquidity and Capital Resources

KU expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, its credit facilities and commercial paper issuances.  Additionally, subject to market conditions, KU currently plans to access capital markets in 2013.

KU's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in commodity prices that may increase the cost of producing or purchasing power or decrease the amount KU receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•	unusual or extreme weather that may damage KU's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission facilities that KU does not own or control to deliver its electricity;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws;

•	any adverse outcome of legal proceedings and investigations with respect to KU's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in KU's credit ratings that could adversely affect its ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties affecting KU's cash flows.

At December 31, KU had the following:

	2012	2011	2010

Cash and cash equivalents	$21	$31	$3

Short-term debt (a)	$70

(a)	Represents borrowings made under KU's commercial paper program. See Note 7 to the Financial Statements for additional information.

The changes in KU's cash and cash equivalents position resulted from:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net cash provided by operating activities	$500	$444	$30	$344
Net cash provided by (used in) investing activities	(480)	(279)	(89)	(340)
Net cash provided by (used in) financing activities	(30)	(137)	58	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	$(10)	$28	$(1)	$2

Operating Activities

Net cash provided by operating activities increased by 13%, or $56 million, in 2012 compared with 2011, primarily as a result of:

•	Other operating cash flows increased by $45 million driven by a $29 million reduction in pension funding.
•
Working capital cash flows increased by $11 million driven by lower income tax payments as a result of lower taxable income in 2012, offset by changes in receivables and unbilled revenues due to milder December weather in 2011 than in 2012 and 2010.

Net cash provided by operating activities increased by 19%, or $70 million, in 2011 compared with 2010, primarily as a result of:

•
an increase in net income adjusted for non-cash effects of $115 million (deferred income taxes and investment tax credits of $81 million and depreciation of $41 million, partially offset by defined benefit plans - expense of $2 million and other noncash items of $19 million);

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
•
an increase in cash outflows related to accrued taxes of $28 million due to an accrual in excess of payments made in 2010 for the 2010 tax year and the payment of the 2010 tax liability in 2011, along with payments made in 2011 over the accrual for the 2011 tax year.

Investing Activities

Net cash used in investing activities increased by 72%, or $201 million, in 2012 compared with 2011, as a result of an increase in capital expenditures of $201 million, primarily due to coal combustion residuals projects at Ghent and E.W. Brown, construction of Cane Run Unit 7 and Ghent environmental air projects.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2013 through 2017.

Net cash used in investing activities decreased by 35%, or $150 million, in 2011 compared with 2010, as a result of a decrease in capital expenditures of $150 million primarily due to the completion of KU's scrubber program in 2010 and TC2 being dispatched in 2011.

Financing Activities

Net cash used in financing activities was $30 million in 2012 compared with net cash provided by financing activities of $137 million in 2011, primarily as a result of less long-term debt issuances and higher dividends to LKE.

In 2012, cash used in financing activities consisted of:

•	the payment of common stock dividends to LKE of $100 million; partially offset by
•	the issuance of short-term debt in the form of commercial paper $70 million.

Net cash used in financing activities was $137 million in 2011 compared with net cash provided by financing activities of $56 million in 2010, primarily as a result of less long-term debt issuances and higher dividends to LKE.

In 2011, cash used in financing activities consisted of:

•	the payment of common stock dividends to LKE of $124 million;
•	a net decrease in notes payable with affiliates of $10 million; and
•	the payment of debt issuance and credit facility costs of $3 million.

In the two months of 2010 following the acquisition, cash provided by financing activities of the Successor consisted of:

•	the issuance of first mortgage bonds of $1,489 million after discounts; and
•	the issuance of debt of $1,331 million to a PPL affiliate to repay debt due to an E.ON AG affiliate upon the closing of PPL's acquisition of LKE; partially offset by
•	the repayment of debt to an E.ON AG affiliate of $1,331 million upon the closing of PPL's acquisition of LKE;
•	the repayment of debt to a PPL affiliate of $1,331 million upon the issuance of first mortgage bonds;
•	a net decrease in notes payable with affiliates of $83 million; and
•	the payment of debt issuance and credit facility costs of $17 million.

In the ten months of 2010 preceding PPL's acquisition of LKE, cash used in financing activities by the Predecessor consisted of:

•	the payment of common stock dividends to LKE of $50 million; partially offset by
•	a net increase in notes payable with affiliates of $48 million.

See "Forecasted Sources of Cash" for a discussion of KU's plans to issue debt securities, as well as a discussion of credit facility capacity available to KU.  Also see "Forecasted Uses of Cash" for a discussion of plans to pay dividends on common securities in the future, as well as maturities of long-term debt.

KU had no long-term debt securities activity during the year.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Auction Rate Securities

At December 31, 2012, KU's tax-exempt revenue bonds that are in the form of auction rate securities and total $96 million continue to experience failed auctions.  Therefore, the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the period ended December 31, 2012, the weighted-average rate on KU's auction rate bonds in total was 0.25%.

Forecasted Sources of Cash

KU expects to continue to have sufficient sources of cash available in the near term, including various credit facilities, its commercial paper program, issuance of debt securities and operating cash flow.

Credit Facilities

At December 31, 2012, KU's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

		Commercial	Letters of	Unused
	Capacity	Paper Issued	Credit Issued	Capacity

Syndicated Credit Facility (a) (d)	$400	$70		$330
Letter of Credit Facility (b) (d)	198		$198
Total Credit Facilities (c)	$598	$70	$198	$330

(a)	In November 2012, KU amended its Syndicated Credit Facility to extend the expiration date to November 2017.
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

(d)	KU pays customary fees under its syndicated credit facility as well as its letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At December 31, 2012 there was no balance outstanding.

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

Capital Contributions from LKE

From time to time LKE may make capital contributions to KU.  KU may use these contributions to fund capital expenditures and for other general corporate purposes.

Long-term Debt Securities

KU currently plans to issue, subject to market conditions, up to $300 million of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, KU currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows KU's current capital expenditure projections for the years 2013 through 2017.

	Projected
	2013	2014	2015	2016	2017
Capital expenditures (a)
Generating facilities	$289	$140	$136	$251	$308
Distribution facilities	89	87	97	92	107
Transmission facilities	48	37	40	40	61
Environmental	331	386	264	106	65
Other	27	24	25	27	22
Total Capital Expenditures	$784	$674	$562	$516	$563

(a)
KU generally expects to recover these costs over a period equivalent to the related depreciable lives of the assets through rates.  The 2013 total excludes amounts included in accounts payable as of December 31, 2012.

KU's capital expenditure projections for the years 2013 through 2017 total approximately $3.1 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes current estimates for KU's environmental projects related to existing and proposed EPA compliance standards.  Actual costs may be significantly lower or higher depending on the final requirements and market conditions.  Environmental compliance costs incurred by KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism.

KU plans to fund its capital expenditures in 2013 with cash on hand, cash from operations, short-term debt and issuance of debt securities.

Contractual Obligations

KU has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2012, the estimated contractual cash obligations of KU were:

	Total	2013	2014 - 2015	2016 - 2017	After 2017

Long-term Debt (a)	$1,851		$250		$1,601
Interest on Long-term Debt (b)	1,481	$64	130	$126	1,161
Operating Leases (c)	51	9	15	9	18
Coal and Natural Gas Purchase
Obligations (d)	1,046	411	479	156	-
Unconditional Power Purchase
Obligations (e)	319	9	18	20	272
Construction Obligations (f)	1,023	455	366	202
Pension Benefit Plan Obligations (g)	59	59
Other Obligations (h)	21	5	9	6	1
Total Contractual Cash Obligations	$5,851	$1,012	$1,267	$519	$3,053

(a)
Reflects principal maturities only based on stated maturity dates.  See Note 7 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of KU.  KU has no capital lease obligations.

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
(f)
Represents construction commitments, including commitments for the Ghent environmental air projects, Cane Run Unit 7 and Ghent landfill which are also reflected in the Capital Expenditures table presented above.

(g)
Based on the current funded status of LKE's qualified pension plan, which covers KU employees, no cash contributions are required.  See Note 13 to the Financial Statements for a discussion of expected contributions.

(h)	Represents other contractual obligations.

Dividends

From time to time, as determined by its Board of Directors, KU pays dividends to its sole shareholder, LKE.

As discussed in Note 7 to the Financial Statements, KU's ability to pay dividends is limited under a covenant in its $400 million revolving line of credit facility.  This covenant restricts the debt to total capital ratio to not more than 70%.  See Note 7 to the Financial Statements for other restrictions related to distributions on capital interests for KU.

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

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of KU are based on information provided by KU and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of KU.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of KU affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The following table sets forth KU's security credit ratings as of December 31, 2012.

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch

Kentucky Utilities			A	A2	A-	A+	P-2	A-2	F-2

In addition to the credit ratings noted above, the rating agencies took the following actions related to KU:

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

In December 2012, Fitch affirmed the issuer default ratings, individual security ratings and outlook for KU.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2012.  At December 31, 2012, if KU's credit ratings had been below investment grade, the maximum amount that KU would have been required to post as additional collateral to counterparties was $21 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation and marketing operations.

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

Commodity Price Risk (Non-trading)

KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, KU is subject to commodity price risk for only a small portion of on-going business operations.  KU sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve KU's or LG&E's customers.  See Note 19 to the Financial Statements for additional disclosures.

The balance and change in net fair value of KU's commodity derivative contracts for the periods ended December 31, 2012, 2011 and 2010 were not significant.

Interest Rate Risk

KU issues debt to finance its operations, which exposes it to interest rate risk.  KU utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under KU's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of KU's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2012 and 2011, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at December 31, 2012, would increase the fair value of its debt portfolio by $67 million compared with $72 million at December 31, 2011.

At December 31, 2012, KU had the following interest rate hedges outstanding:

Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability)	in Rates
Cash flow hedges
Interest rate swaps (a)	$150	$7	$(9)

(a)
KU utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While KU is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  Sensitivities represent a 10% adverse movement in interest rates.  The positions outstanding at December 31, 2012 mature through 2043.

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

Environmental Matters

Protection of the environment is a major priority for KU and a significant element of its business activities.  Extensive federal, state and local environmental laws and regulations are applicable to KU's air emissions, water discharges and the management of hazardous and solid waste, among other areas, and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed from prior versions by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses; monetary fines, penalties or forfeitures or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers, industrial power users, etc.; and may impact the costs for their products or their demand for KU's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to KU's generation assets and electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where KU has hydro generating facilities or where river water is used to cool its fossil powered generators.  KU cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

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

Revenue Recognition - Unbilled Revenue

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers.  Because customers of KU's retail operations are billed on cycles which vary based on the timing of the actual reading of their electric meters, KU records estimates for unbilled revenues at the end of each reporting period.  Such unbilled revenue amounts reflect estimates of the amount of electricity delivered to customers since the date of the last reading of their meters.  The unbilled revenues reflect consideration of estimated usage by customer class, the effect of different rate schedules, changes in weather, and where applicable, the impact of weather normalization or other regulatory provisions of rate structures.  In addition to the unbilled revenue accrual resulting from cycle billing, KU makes additional accruals resulting from the timing of customer bills.  The accrual of unbilled revenues in this manner properly matches revenues and related costs.  At December 31, 2012 and 2011, KU had unbilled revenue balances of $84 million and $81 million.

Defined Benefits

KU participates in a qualified funded defined benefit pension plan and a funded other postretirement benefit plan.  These plans are applicable to the majority of the employees of KU and are sponsored by LKE.  LKE allocates a portion of the liability and net periodic defined benefit pension and other postretirement costs of the plans to KU based on its participation.  KU records an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to regulatory assets or liabilities.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

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

In selecting a discount rate for its defined benefit plans, LKE starts with a cash flow analysis of the expected benefit payment stream for its plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.  At December 31, 2012, LKE decreased the discount rate for its pension plan from 5.12% to 4.26% and decreased the discount rate for its other postretirement benefit plan from 4.78% to 3.99%.

The expected long-term rates of return for LKE's defined benefit pension and other postretirement benefit plans have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  LKE management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.  At December 31, 2012, LKE's expected return on plan assets decreased from 7.25% to 7.10%.

In selecting a rate of compensation increase, LKE considers past experience in light of movements in inflation rates.  At December 31, 2012, LKE's rate of compensation increase remained at 4.00%.

In selecting health care cost trend rates LKE considers past performance and forecasts of health care costs.  At December 31, 2012, LKE's health care cost trend rates were 8.00% for 2013, gradually declining to 5.50% for 2019.

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

At December 31, 2012, the defined benefit plans were recorded as follows:

Pension liabilities	$104
Other postretirement benefit liabilities	53

The following chart reflects the sensitivities in the December 31, 2012 Balance Sheet associated with a change in certain assumptions based on KU's primary defined benefit plans.

	Increase (Decrease)
		Impact on		Impact on
	Change in	defined benefit	Impact on	regulatory
Actuarial assumption	assumption	liabilities	OCI	assets

Discount Rate	(0.25)%	$17		$17
Rate of Compensation Increase	0.25%	3		3
Health Care Cost Trend Rate (a)	1%	3		3

(a)	Only impacts other postretirement benefits.

In 2012 KU recognized net periodic defined benefit costs charged to operating expense of $11 million.  This amount represents a $3 million decrease from 2011.  This decrease in expense for 2012 was primarily attributable to the increase in the expected return on plan assets resulting from pension contributions of $15 million, a reduction in the amortization of outstanding losses and lower interest cost.

The following chart reflects the sensitivities in the 2012 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on KU's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$2
Expected Return on Plan Assets	(0.25)%	1
Rate of Compensation Increase	0.25%	1
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

Asset Impairment (Excluding Investments)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

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

For a long-lived asset classified as held and used, impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

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

Goodwill is tested for impairment at the reporting unit level.  KU's reporting unit has been determined to be at the operating segment level.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Beginning in 2012, KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative assessment and directly test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not the fair value of the reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if KU concludes it is more likely than not the fair value of the reporting unit is less than the carrying amount based on the step zero assessment.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, KU identifies a potential impairment by comparing the estimated fair value of KU (the goodwill reporting unit) with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value is allocated to all of KU's assets and liabilities as if KU had been acquired in a business combination and the estimated fair value of KU was the price paid.  The excess of the estimated fair value of KU over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of KU's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of KU's goodwill.

KU elected to perform the two-step quantitative impairment test of goodwill in the fourth quarter of 2012 and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of KU.  Applying an appropriate weighting to both the discounted cash flow and market multiple valuations, a decrease in the forecasted cash flows of 10%, an increase in the discount rate by 25 basis points, or a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

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

In 2012, no significant adjustments were made to KU's existing contingencies.

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

See Note 15 to the Financial Statements for additional information.

Asset Retirement Obligations

KU is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the Statements of Income, for changes in the obligation due to the passage of time.  Since costs of removal are collected in rates, the accretion and depreciation are offset with a regulatory credit on the income statement, such that there is no earnings impact.  The regulatory asset created by the regulatory credit is relieved when the ARO has been settled.  An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  See Note 21 to the Financial Statements for related disclosures.

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

At December 31, 2012, KU had AROs totaling $69 million recorded on the Balance Sheet.  Of the total amount, $51 million, or 74%, relates to KU's ash ponds and landfill.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to KU's ARO liabilities for ash ponds and landfill at December 31, 2012:

	Change in	Impact on
	Assumption	ARO Liability

Retirement Cost	10%	$6
Discount Rate	(0.25)%	2
Inflation Rate	0.25%	3

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2012, KU's existing reserve exposure to either increases or decreases in unrecognized tax benefits during the next 12 months is less than $1 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

At December 31, 2012, KU had regulatory assets of $230 million and regulatory liabilities of $536 million.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2010 financial statements of LG&E and KU Energy LLC (LKE), a wholly owned subsidiary, which statements reflect total revenues of $494 million for the period November 1, 2010 (date of acquisition) to December 31, 2010. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LKE, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 2010, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PPL Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PPL Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member of PPL Energy Supply, LLC

We have audited the accompanying consolidated balance sheets of PPL Energy Supply, LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Sole Member of LG&E and KU Energy LLC

We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows, and equity for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LG&E and KU Energy LLC and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Member of LG&E and KU Energy LLC

In our opinion, the accompanying consolidated statements of income, comprehensive income, cash flows, and equity present fairly, in all material respects, the results of operations and cash flows of LG&E and KU Energy LLC and its subsidiaries (Successor Company) for the period from November 1, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, on November 1, 2010, PPL Corporation completed its acquisition of LG&E and KU Energy LLC and its subsidiaries.  The push-down basis of accounting was used at the acquisition date.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Member of LG&E and KU Energy LLC

In our opinion, the accompanying consolidated statements of income, comprehensive income, cash flows, and equity present fairly, in all material respects, the results of operations and cash flows of LG&E and KU Energy LLC and its subsidiaries (formerly E.ON U.S. LLC, Predecessor Company) for the period from January 1, 2010 to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, on November 1, 2010, PPL Corporation completed its acquisition of LG&E and KU Energy LLC and its subsidiaries.  The push-down basis of accounting was used at the acquisition date.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Louisville Gas and Electric Company

We have audited the accompanying balance sheets of Louisville Gas and Electric Company as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, cash flows, and equity for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisville Gas and Electric Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholder of Louisville Gas and Electric Company

In our opinion, the accompanying statements of income, comprehensive income, cash flows, and equity present fairly, in all material respects, the results of operations and cash flows of Louisville Gas and Electric Company (Successor Company) for the period from November 1, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholder of Louisville Gas and Electric Company

In our opinion, the accompanying statements of income, comprehensive income, cash flows, and equity present fairly, in all material respects, the results of operations and cash flows of Louisville Gas and Electric Company (Predecessor Company) for the period from January 1, 2010 to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 10 to the financial statements, on November 1, 2010, PPL Corporation completed its acquisition of LG&E and KU Energy LLC and its subsidiaries.  The push-down basis of accounting was used at the acquisition date.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Kentucky Utilities Company

We have audited the accompanying balance sheets of Kentucky Utilities Company as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, cash flows, and equity for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholder of Kentucky Utilities Company

In our opinion, the accompanying statements of income, comprehensive income, cash flows, and equity present fairly, in all material respects, the results of operations and cash flows of Kentucky Utilities Company (Successor Company) for the period from November 1, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholder of Kentucky Utilities Company

In our opinion, the accompanying statements of income, comprehensive income, cash flows, and equity present fairly, in all material respects, the results of operations and cash flows of Kentucky Utilities Company (Predecessor Company) for the period from January 1, 2010 to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

Louisville, Kentucky
February 25, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2012	2011	2010
Operating Revenues
Utility	$6,808	$6,292	$3,668
Unregulated retail electric and gas	844	726	415
Wholesale energy marketing
Realized	4,433	3,807	4,832
Unrealized economic activity (Note 19)	(311)	1,407	(805)
Net energy trading margins	4	(2)	2
Energy-related businesses	508	507	409
Total Operating Revenues	12,286	12,737	8,521

Operating Expenses
Operation
Fuel	1,837	1,946	1,235
Energy purchases
Realized	2,997	2,130	2,773
Unrealized economic activity (Note 19)	(442)	1,123	(286)
Other operation and maintenance	2,835	2,667	1,756
Depreciation	1,100	960	556
Taxes, other than income	366	326	238
Energy-related businesses	484	484	383
Total Operating Expenses	9,177	9,636	6,655

Operating Income	3,109	3,101	1,866

Other Income (Expense) - net	(39)	4	(31)

Other-Than-Temporary Impairments	27	6	3

Interest Expense	961	898	593

Income from Continuing Operations Before Income Taxes	2,082	2,201	1,239

Income Taxes	545	691	263

Income from Continuing Operations After Income Taxes	1,537	1,510	976

Income (Loss) from Discontinued Operations (net of income taxes)	(6)	2	(17)

Net Income	1,531	1,512	959

Net Income Attributable to Noncontrolling Interests	5	17	21

Net Income Attributable to PPL Shareowners	$1,526	$1,495	$938

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$1,532	$1,493	$955
Income (Loss) from Discontinued Operations (net of income taxes)	(6)	2	(17)
Net Income	$1,526	$1,495	$938

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$2.62	$2.70	$2.21
Diluted	$2.61	$2.70	$2.20
Net Income Available to PPL Common Shareowners:
Basic	$2.61	$2.71	$2.17
Diluted	$2.60	$2.70	$2.17

Dividends Declared Per Share of Common Stock	$1.44	$1.40	$1.40

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	580,276	550,395	431,345
Diluted	581,626	550,952	431,569

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2012	2011	2010

Net income	$1,531	$1,512	$959

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $2, ($2), ($1)	94	(48)	(59)
Available-for-sale securities, net of tax of ($31), ($6), ($31)	29	9	29
Qualifying derivatives, net of tax of ($32), ($139), ($148)	39	202	219
Equity investees' other comprehensive income (loss), net of tax of ($1), $0, $0	2
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($14)	1	(3)	17
Net actuarial gain (loss), net of tax of $343, $58, $50	(965)	(152)	(80)
Transition obligation, net of tax of $0, $0, ($4)			8
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $5, $3	(7)	(7)	(5)
Qualifying derivatives, net of tax of $278, $246, $84	(434)	(370)	(126)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0		3
Defined benefit plans:
Prior service costs, net of tax of ($5), ($5), ($7)	10	10	12
Net actuarial loss, net of tax of ($29), ($19), ($14)	79	47	41
Transition obligation, net of tax of $0, $0, ($1)			2
Total other comprehensive income (loss) attributable to PPL Shareowners	(1,152)	(309)	58

Comprehensive income (loss)	379	1,203	1,017
Comprehensive income attributable to noncontrolling interests	5	17	21

Comprehensive income (loss) attributable to PPL Shareowners	$374	$1,186	$996

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$1,531	$1,512	$959
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,100	961	567
Amortization	186	254	213
Defined benefit plans - expense	166	205	102
Deferred income taxes and investment tax credits	424	582	241
Impairment of assets	28	13	120
Unrealized (gains) losses on derivatives, and other hedging activities	27	(314)	542
Provision for Montana hydroelectric litigation		(74)	66
Other	52	36	32
Change in current assets and current liabilities
Accounts receivable	7	(89)	(106)
Accounts payable	(29)	(36)	216
Unbilled revenues	(19)	64	(99)
Prepayments	(5)	294	(318)
Counterparty collateral	(34)	(190)	(18)
Taxes	24	(104)	20
Regulatory assets and liabilities, net	(2)	106	(110)
Accrued interest	32	109	50
Other	8	6	9
Other operating activities
Defined benefit plans - funding	(607)	(667)	(396)
Other assets	(33)	(62)	(45)
Other liabilities	(92)	(99)	(12)
Net cash provided by (used in) operating activities	2,764	2,507	2,033
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,105)	(2,487)	(1,597)
Proceeds from the sale of certain non-core generation facilities		381
Proceeds from the sale of the Long Island generation business			124
Proceeds from the sale of the Maine hydroelectric generation business			38
Ironwood Acquisition, net of cash acquired	(84)
Acquisition of WPD Midlands		(5,763)
Acquisition of LKE, net of cash acquired			(6,812)
Purchases of nuclear plant decommissioning trust investments	(154)	(169)	(128)
Proceeds from the sale of nuclear plant decommissioning trust investments	139	156	114
Proceeds from the sale of other investments	20	163
Net (increase) decrease in restricted cash and cash equivalents	96	(143)	85
Other investing activities	(35)	(90)	(53)
Net cash provided by (used in) investing activities	(3,123)	(7,952)	(8,229)
Cash Flows from Financing Activities
Issuance of long-term debt	1,223	5,745	4,642
Retirement of long-term debt	(108)	(1,210)	(20)
Issuance of common stock	72	2,297	2,441
Payment of common stock dividends	(833)	(746)	(566)
Redemption of preference stock of a subsidiary	(250)		(54)
Debt issuance and credit facility costs	(17)	(102)	(175)
Contract adjustment payments on Equity Units	(94)	(72)	(13)
Net increase (decrease) in short-term debt	74	(125)	70
Other financing activities	(19)	(20)	(18)
Net cash provided by (used in) financing activities	48	5,767	6,307
Effect of Exchange Rates on Cash and Cash Equivalents	10	(45)	13
Net Increase (Decrease) in Cash and Cash Equivalents	(301)	277	124
Cash and Cash Equivalents at Beginning of Period	1,202	925	801
Cash and Cash Equivalents at End of Period	$901	$1,202	$925

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$847	$696	$458
Income taxes - net	$73	$(76)	$313

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$901	$1,202
Short-term investments		16
Restricted cash and cash equivalents	54	152
Accounts receivable (less reserve: 2012, $64; 2011, $54)
Customer	745	732
Other	79	91
Unbilled revenues	857	834
Fuel, materials and supplies	673	654
Prepayments	166	160
Price risk management assets	1,525	2,548
Regulatory assets	19	9
Other current assets	49	28
Total Current Assets	5,068	6,426

Investments
Nuclear plant decommissioning trust funds	712	640
Other investments	47	78
Total Investments	759	718

Property, Plant and Equipment
Regulated utility plant	25,196	22,994
Less: accumulated depreciation - regulated utility plant	4,164	3,534
Regulated utility plant, net	21,032	19,460
Non-regulated property, plant and equipment
Generation	11,295	10,514
Nuclear fuel	524	457
Other	726	637
Less: accumulated depreciation - non-regulated property, plant and equipment	5,942	5,676
Non-regulated property, plant and equipment, net	6,603	5,932
Construction work in progress	2,397	1,874
Property, Plant and Equipment, net (a)	30,032	27,266

Other Noncurrent Assets
Regulatory assets	1,483	1,349
Goodwill	4,158	4,114
Other intangibles (a)	925	1,065
Price risk management assets	572	920
Other noncurrent assets	637	790
Total Other Noncurrent Assets	7,775	8,238

Total Assets	$43,634	$42,648

(a)
At December 31, 2012 and December 31, 2011, includes $428 million and $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.  See Note 22 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$652	$578
Long-term debt due within one year	751
Accounts payable	1,252	1,150
Taxes	90	65
Interest	325	287
Dividends	210	207
Price risk management liabilities	1,065	1,570
Regulatory liabilities	61	73
Other current liabilities	1,219	1,325
Total Current Liabilities	5,625	5,255

Long-term Debt	18,725	17,993

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,387	3,326
Investment tax credits	328	285
Price risk management liabilities	629	840
Accrued pension obligations	2,076	1,313
Asset retirement obligations	536	484
Regulatory liabilities	1,010	1,010
Other deferred credits and noncurrent liabilities	820	1,046
Total Deferred Credits and Other Noncurrent Liabilities	8,786	8,304

Commitments and Contingent Liabilities (Notes 6 and 15)

Equity
PPL Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	6,936	6,813
Earnings reinvested	5,478	4,797
Accumulated other comprehensive loss	(1,940)	(788)
Total PPL Shareowners' Common Equity	10,480	10,828
Noncontrolling Interests	18	268
Total Equity	10,498	11,096

Total Liabilities and Equity	$43,634	$42,648
(a)	780,000 shares authorized; 581,944 and 578,405 shares issued and outstanding at December 31, 2012 and December 31, 2011.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

December 31, 2009 (b)	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (c)	106,208	1	2,490				2,491
Purchase Contracts (d)			(176)				(176)
Stock-based compensation (e)			8				8
Net income				938		21	959
Dividends, dividend equivalents,
redemptions and distributions (f)				(605)		(72)	(677)
Other comprehensive income (loss)					58		58
December 31, 2010 (b)	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478

Common stock issued (c)	95,014	$1	$2,344				$2,345
Purchase Contracts (d)			(143)				(143)
Stock-based compensation (e)			10				10
Net income				$1,495		$17	1,512
Dividends, dividend equivalents,
redemptions and distributions (f)				(780)		(17)	(797)
Other comprehensive income (loss)					$(309)		(309)
December 31, 2011 (b)	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096

Common stock issued (c)	3,543		$99				$99
Common stock repurchased	(4)
Stock-based compensation (e)			18				18
Net income				$1,526		$5	1,531
Dividends, dividend equivalents,
redemptions and distributions (f)			6	(845)		(255)	(1,094)
Other comprehensive income (loss)					$(1,152)		(1,152)
December 31, 2012 (b)	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)	See "General - Comprehensive Income" in Note 1 for disclosure of balances of each component of AOCI.
(c)
2011 includes the April issuance of 92 million shares of common stock, and 2010 includes the June issuance of 103.5 million shares of common stock.  See Note 7 for additional information.  All years presented include shares of common stock issued through various stock and incentive compensation plans.

(d)
2011 includes $123 million for the 2011 Purchase Contracts and $20 million of related fees and expenses, net of tax.  2010 includes $157 million for the 2010 Purchase Contracts and $19 million of related fees and expenses, net of tax.  See Note 7 for additional information.

(e)
2012, 2011 and 2010 include $47 million, $33 million and $26 million of stock-based compensation expense related to new and existing unvested equity awards, and $(29) million, $(23) million and $(18) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(f)
"Earnings reinvested" includes dividends and dividend equivalents on PPL common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests.  In April 2010 and June 2012, collectively, PPL Electric redeemed all of its outstanding preferred securities.  See Note 3 for additional information on both redemptions.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2012	2011	2010
Operating Revenues
Wholesale energy marketing
Realized	$4,433	$3,807	$4,832
Unrealized economic activity (Note 19)	(311)	1,407	(805)
Wholesale energy marketing to affiliate	78	26	320
Unregulated retail electric and gas	848	727	415
Net energy trading margins	4	(2)	2
Energy-related businesses	448	464	364
Total Operating Revenues	5,500	6,429	5,128

Operating Expenses
Operation
Fuel	965	1,080	1,096
Energy purchases
Realized	2,260	1,160	1,636
Unrealized economic activity (Note 19)	(442)	1,123	(286)
Energy purchases from affiliate	3	3	3
Other operation and maintenance	1,041	929	979
Depreciation	285	244	236
Taxes, other than income	69	71	46
Energy-related businesses	432	458	357
Total Operating Expenses	4,613	5,068	4,067

Operating Income	887	1,361	1,061

Other Income (Expense) - net	18	23	22

Other-Than-Temporary Impairments	1	6	3

Interest Income from Affiliates	2	8	9

Interest Expense	168	174	208

Income (Loss) from Continuing Operations Before Income Taxes	738	1,212	881

Income Taxes	263	445	261

Income (Loss) from Continuing Operations After Income Taxes	475	767	620

Income (Loss) from Discontinued Operations (net of income taxes)		2	242

Net Income	475	769	862

Net Income Attributable to Noncontrolling Interests	1	1	1

Net Income Attributable to PPL Energy Supply Member	$474	$768	$861

Amounts Attributable to PPL Energy Supply Member:
Income (Loss) from Continuing Operations After Income Taxes	$474	$766	$619
Income (Loss) from Discontinued Operations (net of income taxes)		2	242
Net Income	$474	$768	$861

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2012	2011	2010

Net income	$475	$769	$862

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, ($1)			(59)
Available-for-sale securities, net of tax of ($31), ($6), ($31)	29	9	29
Qualifying derivatives, net of tax of ($46), ($164), ($207)	68	267	305
Defined benefit plans:
Prior service costs, net of tax of $0, ($2), ($8)	1	(2)	12
Net actuarial gain (loss), net of tax of $56, $13, $36	(82)	(22)	(63)
Transition obligation, net of tax of $0, $0, ($3)			6
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $5, $3	(7)	(7)	(5)
Qualifying derivatives, net of tax of $291, $242, $99	(463)	(353)	(145)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0		3
Defined benefit plans:
Prior service costs, net of tax of ($2), ($3), ($5)	5	4	9
Net actuarial loss, net of tax of ($2), ($2), ($14)	10	4	39
Transition obligation, net of tax of $0, $0, ($1)			1
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	(439)	(97)	129

Comprehensive income (loss)	36	672	991
Comprehensive income attributable to noncontrolling interests	1	1	1

Comprehensive income (loss) attributable to PPL Energy Supply Member	$35	$671	$990

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$475	$769	$862
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Pre-tax gain from the sale of the Maine hydroelectric generation business			(25)
Depreciation	285	245	365
Amortization	119	137	160
Defined benefit plans - expense	43	36	52
Deferred income taxes and investment tax credits	152	317	(31)
Impairment of assets	3	13	120
Unrealized (gains) losses on derivatives, and other hedging activities	(41)	(283)	536
Provision for Montana hydroelectric litigation		(74)	66
Other	42	25	41
Change in current assets and current liabilities
Accounts receivable	(54)	38	(18)
Accounts payable	(45)	(89)	20
Unbilled revenues	33	14	(88)
Counterparty collateral	(34)	(190)	(18)
Taxes	(27)	27	87
Other	(68)	(18)	8
Other operating activities
Defined benefit plans - funding	(75)	(152)	(302)
Other assets	(41)	(30)	(71)
Other liabilities	17	(9)	76
Net cash provided by (used in) operating activities	784	776	1,840
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(648)	(661)	(1,009)
Proceeds from the sale of certain non-core generation facilities		381
Proceeds from the sale of the Long Island generation business			124
Proceeds from the sale of the Maine hydroelectric generation business			38
Ironwood Acquisition, net of cash acquired	(84)
Expenditures for intangible assets	(45)	(57)	(82)
Purchases of nuclear plant decommissioning trust investments	(154)	(169)	(128)
Proceeds from the sale of nuclear plant decommissioning trust investments	139	156	114
Issuance of long-term notes receivable to affiliates			(1,816)
Repayment of long-term notes receivable from affiliates			1,816
Net (increase) decrease in notes receivable from affiliates	198	(198)
Net (increase) decrease in restricted cash and cash equivalents	104	(128)	84
Other investing activities	21	8	34
Net cash provided by (used in) investing activities	(469)	(668)	(825)
Cash Flows from Financing Activities
Issuance of long-term debt		500	602
Retirement of long-term debt	(9)	(750)
Contributions from member	563	461	3,625
Distributions to member	(787)	(316)	(4,692)
Cash included in net assets of subsidiary distributed to member		(325)
Debt issuance and credit facility costs	(3)	(9)	(53)
Net increase (decrease) in short-term debt	(44)	50	(93)
Other financing activities	(1)	(1)	(1)
Net cash provided by (used in) financing activities	(281)	(390)	(612)
Effect of Exchange Rates on Cash and Cash Equivalents			13
Net Increase (Decrease) in Cash and Cash Equivalents	34	(282)	416
Cash and Cash Equivalents at Beginning of Period	379	661	245
Cash and Cash Equivalents at End of Period	$413	$379	$661

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$150	$165	$275
Income taxes - net	$128	$69	$278

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$413	$379
Restricted cash and cash equivalents	46	145
Accounts receivable (less reserve: 2012, $23; 2011, $15)
Customer	183	169
Other	31	31
Accounts receivable from affiliates	125	89
Unbilled revenues	369	402
Note receivable from affiliates		198
Fuel, materials and supplies	327	298
Prepayments	15	14
Price risk management assets	1,511	2,527
Other current assets	10	11
Total Current Assets	3,030	4,263

Investments
Nuclear plant decommissioning trust funds	712	640
Other investments	41	40
Total Investments	753	680

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,305	10,517
Nuclear fuel	524	457
Other	294	245
Less: accumulated depreciation - non-regulated property, plant and equipment	5,817	5,573
Non-regulated property, plant and equipment, net	6,306	5,646
Construction work in progress	987	840
Property, Plant and Equipment, net (a)	7,293	6,486

Other Noncurrent Assets
Goodwill	86	86
Other intangibles (a)	252	386
Price risk management assets	557	896
Other noncurrent assets	404	382
Total Other Noncurrent Assets	1,299	1,750

Total Assets	$12,375	$13,179

(a)
At December 31, 2012 and December 31, 2011, includes $428 million and $416 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $10 million and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.  See Note 22 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$356	$400
Long-term debt due within one year	751
Accounts payable	438	472
Accounts payable to affiliates	31	14
Taxes	62	90
Interest	31	30
Price risk management liabilities	1,010	1,560
Deferred income taxes	158	315
Other current liabilities	319	344
Total Current Liabilities	3,156	3,225

Long-term Debt	2,521	3,024

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,232	1,223
Investment tax credits	186	136
Price risk management liabilities	556	785
Accrued pension obligations	293	214
Asset retirement obligations	365	349
Other deferred credits and noncurrent liabilities	218	186
Total Deferred Credits and Other Noncurrent Liabilities	2,850	2,893

Commitments and Contingent Liabilities (Note 15)

Equity
Member's equity	3,830	4,019
Noncontrolling interests	18	18
Total Equity	3,848	4,037

Total Liabilities and Equity	$12,375	$13,179

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

December 31, 2009 (a)	$4,568	$18	$4,586
Net income	861	1	862
Other comprehensive income (loss)	129		129
Contributions from member	3,625		3,625
Distributions	(4,692)	(1)	(4,693)
December 31, 2010 (a)	$4,491	$18	$4,509

Net income	$768	$1	$769
Other comprehensive income (loss)	(97)		(97)
Contributions from member	461		461
Distributions	(316)	(1)	(317)
Distribution of membership interest in PPL Global (b)	(1,288)		(1,288)
December 31, 2011 (a)	$4,019	$18	$4,037

Net income	$474	$1	$475
Other comprehensive income (loss)	(439)		(439)
Contributions from member	563		563
Distributions	(787)	(1)	(788)
December 31, 2012 (a)	$3,830	$18	$3,848

(a)	See "General - Comprehensive Income" in Note 1 for disclosure of balances of each component of AOCI.
(b)	See Note 9 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2012	2011	2010
Operating Revenues
Retail electric	$1,760	$1,881	$2,448
Electric revenue from affiliate	3	11	7
Total Operating Revenues	1,763	1,892	2,455

Operating Expenses
Operation
Energy purchases	550	738	1,075
Energy purchases from affiliate	78	26	320
Other operation and maintenance	576	530	502
Depreciation	160	146	136
Taxes, other than income	105	104	138
Total Operating Expenses	1,469	1,544	2,171

Operating Income	294	348	284

Other Income (Expense) - net	9	7	7

Interest Expense	99	98	99

Income Before Income Taxes	204	257	192

Income Taxes	68	68	57

Net Income (a)	136	189	135

Distributions on Preferred Securities	4	16	20

Net Income Available to PPL	$132	$173	$115

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$136	$189	$135
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	160	146	136
Amortization	18	8	(23)
Defined benefit plans - expense	22	18	20
Deferred income taxes and investment tax credits	114	106	198
Other	2	1	4
Change in current assets and current liabilities
Accounts receivable	3	(5)	(38)
Accounts payable	27	(68)	31
Unbilled revenues	(8)	36	59
Prepayments	2	58	(112)
Regulatory assets and liabilities	(1)	107	(85)
Taxes	12	(23)	(38)
Other	(5)	7	(27)
Other operating activities
Defined benefit plans - funding	(59)	(113)	(55)
Other assets	(3)	(28)	5
Other liabilities	(31)	(19)	2
Net cash provided by (used in) operating activities	389	420	212

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(624)	(481)	(401)
Other investing activities	11	4	(2)
Net cash provided by (used in) investing activities	(613)	(477)	(403)

Cash Flows from Financing Activities
Issuance of long-term debt	249	645
Retirement of long-term debt		(458)
Contributions from PPL	150	100	55
Redemption of preference stock	(250)		(54)
Payment of common stock dividends to parent	(95)	(92)	(71)
Other financing activities	(10)	(22)	(20)
Net cash provided by (used in) financing activities	44	173	(90)

Net Increase (Decrease) in Cash and Cash Equivalents	(180)	116	(281)
Cash and Cash Equivalents at Beginning of Period	320	204	485
Cash and Cash Equivalents at End of Period	$140	$320	$204

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$81	$75	$87
Income taxes - net	$(42)	$(44)	$(33)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$140	$320
Accounts receivable (less reserve: 2012, $18; 2011, $17)
Customer	249	267
Other	5	9
Accounts receivable from affiliates	29	35
Unbilled revenues	110	102
Materials and supplies	39	42
Prepayments	76	78
Deferred income taxes	45	25
Other current assets	4	5
Total Current Assets	697	883

Property, Plant and Equipment
Regulated utility plant	6,286	5,830
Less: accumulated depreciation - regulated utility plant	2,316	2,217
Regulated utility plant, net	3,970	3,613
Other, net	2	2
Construction work in progress	370	242
Property, Plant and Equipment, net	4,342	3,857

Other Noncurrent Assets
Regulatory assets	853	729
Intangibles	171	155
Other noncurrent assets	55	81
Total Other Noncurrent Assets	1,079	965

Total Assets	$6,118	$5,705

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$259	$171
Accounts payable to affiliates	63	64
Taxes	12
Interest	26	24
Regulatory liabilities	52	53
Customer deposits and prepayments	21	39
Vacation	23	22
Other current liabilities	49	47
Total Current Liabilities	505	420

Long-term Debt	1,967	1,718

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,233	1,115
Investment tax credits	3	5
Accrued pension obligations	237	186
Regulatory liabilities	8	7
Other deferred credits and noncurrent liabilities	103	129
Total Deferred Credits and Other Noncurrent Liabilities	1,584	1,442

Commitments and Contingent Liabilities (Notes 6 and 15)

Shareowners' Equity
Preferred securities		250
Common stock - no par value (a)	364	364
Additional paid-in capital	1,135	979
Earnings reinvested	563	532
Total Equity	2,062	2,125

Total Liabilities and Equity	$6,118	$5,705

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2012 and December 31, 2011.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preferred	Common	paid-in	Earnings
	(a)	securities	stock	capital	reinvested	Total

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income					135	135
Redemption of preferred securities (b)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(17)	(17)
Cash dividends declared on common stock					(71)	(71)
December 31, 2010	66,368	$250	$364	$879	$451	$1,944

Net income					$189	$189
Capital contributions from PPL				$100		100
Cash dividends declared on preferred securities					(16)	(16)
Cash dividends declared on common stock					(92)	(92)
December 31, 2011	66,368	$250	$364	$979	$532	$2,125

Net income					$136	$136
Redemption of preferred securities (b)		$(250)		$6	(6)	(250)
Capital contributions from PPL				150		150
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(95)	(95)
December 31, 2012	66,368	$	$364	$1,135	$563	$2,062

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In April 2010 and June 2012, collectively, PPL Electric redeemed all of its outstanding preferred securities. See Note 3 for additional information on both redemptions.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Operating Revenues	$2,759	$2,793	$494	$2,214

Operating Expenses
Operation
Fuel	872	866	138	723
Energy purchases	195	238	68	211
Other operation and maintenance	778	751	141	586
Depreciation	346	334	49	235
Taxes, other than income	46	37	2	21
Total Operating Expenses	2,237	2,226	398	1,776

Operating Income	522	567	96	438

Other Income (Expense) - net	(15)	(1)	(2)	14

Other-Than-Temporary Impairments	25

Interest Expense	150	146	20	21

Interest Expense with Affiliate	1	1	4	131

Income (Loss) from Continuing Operations Before Income
Taxes	331	419	70	300

Income Taxes	106	153	25	109

Income (Loss) from Continuing Operations After Income
Taxes	225	266	45	191

Income (Loss) from Discontinued Operations (net of income
taxes)	(6)	(1)	2	(1)

Net Income (Loss)	$219	$265	$47	$190

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net income (loss)	$219	$265	$47	$190

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax
(expense) benefit:
Qualifying derivatives, net of tax of $0, $0, $0, ($7)				10
Equity investee's other comprehensive income (loss), net
of tax of ($1), $0, $0, $1	1			(2)
Defined benefit plans:
Prior service costs, net of tax of $0, $1, $0, $0		(2)
Net actuarial loss, net of tax of $13, ($1), ($3), $15	(21)		6	(20)
Reclassification to net income - (gains) losses, net of tax
expense (benefit):
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, ($1)				1
Net actuarial loss, net of tax of $0, $1, $0, ($1)	1			1
Total other comprehensive income (loss)	(19)	(2)	6	(10)

Comprehensive income (loss) attributable to member	$200	$263	$53	$180

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Cash Flows from Operating Activities
Net income (loss)	$219	$265	$47	$190
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	346	334	49	235
Amortization of regulatory assets	27	27	3
Defined benefit plans - expense	40	51	12	52
Deferred income taxes and investment tax credits	133	218	52	65
Unrealized (gains) losses on derivatives				14
Loss from discontinued operations - net of tax				1
Impairment of assets	25
Other	2	(9)	11	(23)
Change in current assets and current liabilities
Accounts receivable	(9)	17	(17)	12
Accounts payable	1	(32)	(14)	(34)
Accounts payable to affiliates	(1)		4	(7)
Unbilled revenues	(10)	24	(70)	41
Fuel, materials and supplies	8	15	15	(28)
Income tax receivable	2	37	(40)	(2)
Taxes	1	(2)	4	18
Other		(1)	(27)	47
Other operating activities
Defined benefit plans - funding	(70)	(170)	(8)	(57)
Discontinued operations				13
Other assets	(5)	(11)	12	14
Other liabilities	38	18	(7)	(63)
Net cash provided by (used in) operating activities	747	781	26	488
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(768)	(477)	(152)	(447)
Proceeds from sales of discontinued operations				21
Proceeds from the sale of other investments		163
Net (increase) decrease in notes receivable from affiliates	15	46	(61)
Net (increase) decrease in restricted cash and cash equivalents	(3)	(9)	2
Net cash provided by (used in) investing activities	(756)	(277)	(211)	(426)
Cash Flows from Financing Activities
Issuance of short-term debt with affiliate			1,001	900
Retirement of short-term debt with affiliate			(1,001)	(575)
Net increase (decrease) in notes payable with affiliates	25			(3)
Issuance of long-term debt with affiliate			1,783	50
Retirement of long-term debt with affiliate			(1,783)	(325)
Issuance of long-term debt		250	2,890
Retirement of long-term debt		(2)
Net increase (decrease) in short-term debt	125	(163)	163
Repayment to E.ON AG affiliates			(4,319)
Debt issuance and credit facility costs	(2)	(8)	(32)
Distributions to member	(155)	(533)	(100)	(87)
Contributions from member			1,565
Net cash provided by (used in) financing activities	(7)	(456)	167	(40)
Net Increase (Decrease) in Cash and Cash Equivalents	(16)	48	(18)	22
Cash and Cash Equivalents at Beginning of Period	59	11	29	7
Cash and Cash Equivalents at End of Period	$43	$59	$11	$29

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$139	$126	$41	$153
Income taxes - net	$(45)	$(98)	$(1)	$9

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2012	2011
Assets

Current Assets
Cash and cash equivalents	$43	$59
Accounts receivable (less reserve: 2012, $19; 2011, $17)
Customer	133	129
Other	19	20
Unbilled revenues	156	146
Accounts receivable from affiliates	1
Notes receivable from affiliates		15
Fuel, materials and supplies	276	283
Prepayments	28	22
Price risk management assets from affiliates	14
Income taxes receivable	1	3
Deferred income taxes	13	17
Regulatory assets	19	9
Other current assets	4	3
Total Current Assets	707	706

Investments	1	31

Property, Plant and Equipment
Regulated utility plant	8,073	7,519
Less: accumulated depreciation - regulated utility plant	519	277
Regulated utility plant, net	7,554	7,242
Other, net	3	2
Construction work in progress	750	557
Property, Plant and Equipment, net	8,307	7,801

Other Noncurrent Assets
Regulatory assets	630	620
Goodwill	996	996
Other intangibles	271	314
Other noncurrent assets	107	108
Total Other Noncurrent Assets	2,004	2,038

Total Assets	$11,019	$10,576

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$125
Notes payable with affiliates	25
Accounts payable	283	$224
Accounts payable to affiliates	1	2
Customer deposits	48	45
Taxes	26	25
Regulatory liabilities	9	20
Interest	21	23
Salaries and benefits	69	59
Other current liabilities	36	35
Total Current Liabilities	643	433

Long-term Debt	4,075	4,073

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	541	413
Investment tax credits	138	144
Price risk management liabilities	53	55
Accrued pension obligations	414	359
Asset retirement obligations	125	116
Regulatory liabilities	1,002	1,003
Other deferred credits and noncurrent liabilities	242	239
Total Deferred Credits and Other Noncurrent Liabilities	2,515	2,329

Commitments and Contingent Liabilities (Notes 6 and 15)

Member's equity	3,786	3,741

Total Liabilities and Equity	$11,019	$10,576

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

			Non-
	Member's		controlling
	Equity		interests	Total

December 31, 2009 - Predecessor (a)	$2,192		$32	$2,224
Net income	190			190
Distributions to member	(81)			(81)
Other comprehensive income (loss)	(10)			(10)
Noncontrolling interest - income (loss) from discontinued operations	(11)		(32)	(43)
October 31, 2010 - Predecessor (a)	$2,280	$		$2,280

Effect of PPL acquisition	$213			$213
Net income	47			47
Contributions from member	1,565			1,565
Distributions to member	(100)			(100)
Other comprehensive income (loss)	6			6
December 31, 2010 - Successor (a)	$4,011			$4,011

Net income	$265			$265
Distributions to member	(533)			(533)
Other comprehensive income (loss)	(2)			(2)
December 31, 2011 - Successor (a)	$3,741			$3,741

Net income	$219			$219
Distributions to member	(155)			(155)
Other comprehensive income (loss)	(19)			(19)
December 31, 2012 - Successor (a)	$3,786			$3,786

(a)      See "General - Comprehensive Income" in Note 1 for disclosure of balances of each component of AOCI.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2010
Operating Revenues
Retail and wholesale	$1,247	$1,281	$233	$978
Electric revenue from affiliate	77	83	21	79
Total Operating Revenues	1,324	1,364	254	1,057

Operating Expenses
Operation
Fuel	374	350	60	306
Energy purchases	163	209	61	142
Energy purchases from affiliate	12	36	2	13
Other operation and maintenance	363	363	67	281
Depreciation	152	147	23	115
Taxes, other than income	23	18	1	12
Total Operating Expenses	1,087	1,123	214	869

Operating Income	237	241	40	188

Other Income (Expense) - net	(3)	(2)	(3)	17

Interest Expense	42	44	7	16

Interest Expense with Affiliate			1	22

Income Before Income Taxes	192	195	29	167

Income Taxes	69	71	10	58

Net Income	$123	$124	$19	$109

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF COMPREHENSIVE INCOME
Louisville Gas and Electric Company
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net income	$123	$124	$19	$109

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax
(expense) benefit:
Qualifying derivatives, net of tax of $0, $0, $0, ($7)				10
Total other comprehensive income (loss)				10

Comprehensive income	$123	$124	$19	$119

The accompanying Notes to the Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Millions of Dollars)
	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Cash Flows from Operating Activities
Net income	$123	$124	$19	$109
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	152	147	23	115
Amortization	11	12	2
Defined benefit plans - expense	18	21	4	20
Deferred income taxes and investment tax credits	69	51	13	21
Unrealized (gains) losses on derivatives				14
Regulatory asset for previously recorded losses on
interest rate swaps				(22)
Other	(13)	1	2	2
Change in current assets and current liabilities
Accounts receivable	(2)	25	(27)	(2)
Accounts payable		(24)	17
Accounts payable to affiliates	(3)	6	(31)	23
Unbilled revenues	(7)	16	(38)	22
Fuel, materials and supplies		20	10	(22)
Taxes	(7)	3
Other	(7)	(7)	(2)	(47)
Other operating activities
Defined benefit plans - funding	(27)	(70)	(1)	(25)
Other assets	(21)	(7)		(5)
Other liabilities	22	7	1	(14)
Net cash provided by (used in) operating activities	308	325	(8)	189
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(286)	(196)	(65)	(155)
Proceeds from the sale of assets to affiliate				48
Proceeds from the sale of other investments		163
Net (increase) decrease in restricted cash and cash
equivalents	(3)	(9)	2
Net cash provided by (used in) investing activities	(289)	(42)	(63)	(107)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		(12)	(130)	(28)
Issuance of long-term debt with affiliate			485
Retirement of long-term debt with affiliate			(485)
Issuance of long-term debt			531
Net increase (decrease) in short-term debt	55	(163)	163
Repayment to E.ON AG affiliates			(485)
Debt issuance and credit facility costs	(2)	(2)	(10)
Payment of common stock dividends to parent	(75)	(83)		(55)
Net cash provided by (used in) financing activities	(22)	(260)	69	(83)
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	23	(2)	(1)
Cash and Cash Equivalents at Beginning of Period	25	2	4	5
Cash and Cash Equivalents at End of Period	$22	$25	$2	$4

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$39	$40	$11	$39
Income taxes - net	$5	$20	$(8)	$60

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2012	2011
Assets

Current Assets
Cash and cash equivalents	$22	$25
Accounts receivable (less reserve: 2012, $1; 2011, $2)
Customer	59	60
Other	8	9
Unbilled revenues	72	65
Accounts receivable from affiliates	14	11
Fuel, materials and supplies	142	142
Prepayments	7	7
Price risk management from affiliates	7
Income taxes receivable	8	4
Deferred income taxes		2
Regulatory assets	19	9
Other current assets	1
Total Current Assets	359	334

Property, Plant and Equipment
Regulated utility plant	3,187	2,956
Less: accumulated depreciation - regulated utility plant	220	116
Regulated utility plant, net	2,967	2,840
Construction work in progress	259	215
Property, Plant and Equipment, net	3,226	3,055

Other Noncurrent Assets
Regulatory assets	400	403
Goodwill	389	389
Other intangibles	144	166
Other noncurrent assets	44	40
Total Other Noncurrent Assets	977	998

Total Assets	$4,562	$4,387

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$55
Accounts payable	117	$94
Accounts payable to affiliates	23	26
Customer deposits	23	22
Taxes	2	13
Regulatory liabilities	4	10
Interest	5	6
Salaries and benefits	18	14
Deferred income taxes	4
Other current liabilities	17	14
Total Current Liabilities	268	199

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	544	475
Investment tax credits	40	43
Accrued pension obligations	102	95
Asset retirement obligations	56	55
Regulatory liabilities	471	478
Price risk management liabilities	53	55
Other deferred credits and noncurrent liabilities	106	113
Total Deferred Credits and Other Noncurrent Liabilities	1,372	1,314

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,278	1,278
Earnings reinvested	108	60
Total Equity	1,810	1,762

Total Liabilities and Equity	$4,562	$4,387

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2012 and December 31, 2011.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

December 31, 2009 - Predecessor (b)	21,294	$424	$84	$755		$(10)	$1,253
Net income				109			109
Cash dividends declared on common stock				(55)			(55)
Other comprehensive income (loss)						10	10
October 31, 2010 - Predecessor	21,294	$424	$84	$809	$		$1,317

Effect of PPL acquisition			$1,194	$(809)			$385
Net income				19			19
December 31, 2010 - Successor	21,294	$424	$1,278	$19			$1,721

Net income				$124			$124
Cash dividends declared on common stock				(83)			(83)
December 31, 2011 - Successor	21,294	$424	$1,278	$60			$1,762

Net income				$123			$123
Cash dividends declared on common stock				(75)			(75)
December 31, 2012 - Successor	21,294	$424	$1,278	$108			$1,810

(a)      Shares in thousands.  All common shares of LG&E stock are owned by LKE.
(b)      See "General - Comprehensive Income" in Note 1 for disclosure of balances of each component of AOCI.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF INCOME
Kentucky Utilities Company
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Operating Revenues
Retail and wholesale	$1,512	$1,512	$261	$1,235
Electric revenue from affiliate	12	36	2	13
Total Operating Revenues	1,524	1,548	263	1,248

Operating Expenses
Operation
Fuel	498	516	78	417
Energy purchases	32	29	7	68
Energy purchases from affiliate	77	83	21	79
Other operation and maintenance	384	362	65	271
Depreciation	193	186	26	119
Taxes, other than income	23	19	1	9
Total Operating Expenses	1,207	1,195	198	963

Operating Income	317	353	65	285

Other Income (Expense) - net	(8)	(1)		1

Other-Than-Temporary Impairments	25

Interest Expense	69	70	8	6

Interest Expense with Affiliate			2	62

Income Before Income Taxes	215	282	55	218

Income Taxes	78	104	20	78

Net Income	$137	$178	$35	$140

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF COMPREHENSIVE INCOME
Kentucky Utilities Company
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Net income	$137	$178	$35	$140

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax
(expense) benefit:
Equity investees' other comprehensive income (loss), net of
tax of ($1), $0, $0, $1	1			(2)
Total other comprehensive income (loss)	1			(2)

Comprehensive income	$138	$178	$35	$138

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Millions of Dollars)
	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Cash Flows from Operating Activities
Net income	$137	$178	$35	$140
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	193	186	26	119
Amortization	14	13	2
Defined benefit plans - expense	11	14	3	13
Deferred income taxes and investment tax credits	99	108	4	23
Impairment of assets	25
Other	10	(10)	12	(3)
Change in current assets and current liabilities
Accounts receivable	(17)	22	(12)	13
Accounts payable	1	2	9	(17)
Accounts payable to affiliates		(12)	(41)	46
Unbilled revenues	(3)	8	(32)	19
Fuel, materials and supplies	7	(5)	5	(6)
Taxes	15	(14)	14
Other	6	(3)	6	10
Other operating activities
Defined benefit plans - funding	(21)	(50)	(2)	(18)
Other assets	(3)	(2)		15
Other liabilities	26	9	1	(10)
Net cash provided by (used in) operating activities	500	444	30	344
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(480)	(279)	(89)	(292)
Purchases of assets from affiliate				(48)
Net cash provided by (used in) investing activities	(480)	(279)	(89)	(340)
Cash Flows from Financing Activities
Issuance of short-term debt with affiliate			33
Retirement of short-term debt with affiliate			(33)
Net increase (decrease) in notes payable with affiliates		(10)	(83)	48
Issuance of long-term debt with affiliate			1,298
Retirement of long-term debt with affiliate			(1,298)
Issuance of long-term debt			1,489
Net increase (decrease) in short-term debt	70
Repayment to E.ON AG affiliates			(1,331)
Debt issuance and credit facility costs		(3)	(17)
Payment of common stock dividends to parent	(100)	(124)		(50)
Net cash provided by (used in) financing activities	(30)	(137)	58	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	(10)	28	(1)	2
Cash and Cash Equivalents at Beginning of Period	31	3	4	2
Cash and Cash Equivalents at End of Period	$21	$31	$3	$4

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$62	$60	$22	$62
Income taxes - net	$(39)	$16	$(12)	$74

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2012	2011
Assets

Current Assets
Cash and cash equivalents	$21	$31
Accounts receivable (less reserve: 2012, $2; 2011, $2)
Customer	74	69
Other	11	9
Unbilled revenues	84	81
Accounts receivable from affiliates	7
Fuel, materials and supplies	134	141
Prepayments	10	7
Price risk management assets from affiliates	7
Income taxes receivable	2	5
Deferred income taxes	3	5
Other current assets	3	3
Total Current Assets	356	351

Investments		31

Property, Plant and Equipment
Regulated utility plant	4,886	4,563
Less: accumulated depreciation - regulated utility plant	299	161
Regulated utility plant, net	4,587	4,402
Other, net	1
Construction work in progress	490	340
Property, Plant and Equipment, net	5,078	4,742

Other Noncurrent Assets
Regulatory assets	230	217
Goodwill	607	607
Other intangibles	127	148
Other noncurrent assets	57	60
Total Other Noncurrent Assets	1,021	1,032

Total Assets	$6,455	$6,156

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)
	2012	2011
Liabilities and Equity

Current Liabilities
Short-term debt	$70
Accounts payable	147	$112
Accounts payable to affiliates	33	33
Customer deposits	25	23
Taxes	26	11
Regulatory liabilities	5	10
Interest	10	11
Salaries and benefits	17	15
Other current liabilities	16	13
Total Current Liabilities	349	228

Long-term Debt	1,842	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	587	484
Investment tax credits	98	101
Accrued pension obligations	104	83
Asset retirement obligations	69	61
Regulatory liabilities	531	525
Other deferred credits and noncurrent liabilities	92	87
Total Deferred Credits and Other Noncurrent Liabilities	1,481	1,341

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,348	2,348
Accumulated other comprehensive income (loss)	1
Earnings reinvested	126	89
Total Equity	2,783	2,745

Total Liabilities and Equity	$6,455	$6,156

(a)      80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2012 and December 31, 2011.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

December 31, 2009 - Predecessor	37,818	$308	$316	$1,328			$1,952
Net income				140			140
Cash dividends declared on common stock				(50)			(50)
Other comprehensive income (loss)						$(2)	(2)
October 31, 2010 - Predecessor (b)	37,818	$308	$316	$1,418		$(2)	$2,040

Effect of PPL acquisition			$2,032	$(1,418)		$2	$616
Net income				35			35
December 31, 2010 - Successor	37,818	$308	$2,348	$35	$		$2,691

Net income				$178			$178
Cash dividends declared on common stock				(124)			(124)
December 31, 2011 - Successor	37,818	$308	$2,348	$89			$2,745

Net income				$137			$137
Cash dividends declared on common stock				(100)			(100)
Other comprehensive income (loss)						$1	1
December 31, 2012 - Successor (b)	37,818	$308	$2,348	$126		$1	$2,783

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

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in:  1) the regulated generation, transmission, distribution and sale of electricity and the regulated distribution and sale of natural gas, primarily in Kentucky; 2) the regulated distribution of electricity in the U.K.; 3) the regulated transmission, distribution and sale of electricity in Pennsylvania; and 4) the competitive generation and marketing of electricity in portions of the northeastern and northwestern U.S.  Headquartered in Allentown, PA, PPL's principal subsidiaries are LKE (including its principal subsidiaries, LG&E and KU), PPL Global, PPL Electric and PPL Energy Supply (including its principal subsidiaries, PPL EnergyPlus and PPL Generation).  PPL's corporate level financing subsidiary is PPL Capital Funding.

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently referred to as WPD Midlands), from subsidiaries of E.ON AG.  WPD Midlands' operating results are included in PPL's results of operations for the full year of 2012, but as PPL is consolidating WPD Midlands on a one-month lag, eight months of operating results are included in PPL's results of operations for 2011 with no comparable amounts for 2010.

On November 1, 2010, PPL acquired all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC.  LKE's operating results are included in PPL's results of operations for the full years of 2012 and 2011, while 2010 includes LKE's operating results for the two months ended December 31, 2010.

See Note 10 for additional information regarding the acquisitions of WPD Midlands and LKE.

(PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 10 for additional information.

(PPL, LKE, LG&E and KU)

LKE is a holding company with cost-based rate-regulated utility operations through its subsidiaries, LG&E and KU, and is subject to PUHCA.  LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity.  LG&E also engages in the regulated distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia (under the Old Dominion Power name) and in Tennessee.

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

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing all of the outstanding membership interest of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011.  See Note 9 for additional information.

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

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem.  Electricity distribution revenues are set by Ofgem every five years through price control reviews that are not directly based on cost recovery.  The price control formula that governs WPD's allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs.  As a result, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

Accounting Records (PPL, PPL Electric, LKE, LG&E and KU)

The system of accounts for domestic regulated entities is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the applicable state regulatory commissions.

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

The accrual of contingencies that might result in gains is not recorded, unless realization is assured.

Changes in Classification

The classification of certain amounts in the 2011 and 2010 financial statements have been changed to conform to the current presentation.  The changes in classification did not affect the Registrants' net income or equity.

Comprehensive Income (PPL, PPL Energy Supply, LKE, LG&E and KU)

Comprehensive income, which includes net income and OCI, is shown on the Statements of Comprehensive Income.

AOCI, which is presented on the Balance Sheets of PPL and included in Member's equity on the Balance Sheets of PPL Energy Supply and LKE, consisted of the following after-tax gains (losses).

		Unrealized gains (losses)			Defined benefit plans
	Foreign
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL

December 31, 2009	$(136)	$62	$602	$(2)	$(61)	$(993)	$(9)	$(537)
OCI	(59)	24	93		29	(39)	10	58
December 31, 2010	$(195)	$86	$695	$(2)	$(32)	$(1,032)	$1	$(479)

OCI	(48)	2	(168)	3	7	(105)		(309)
December 31, 2011	$(243)	$88	$527	$1	$(25)	$(1,137)	$1	$(788)

OCI	94	22	(395)	2	11	(886)		(1,152)
December 31, 2012	$(149)	$110	$132	$3	$(14)	$(2,023)	$1	$(1,940)

PPL Energy Supply

December 31, 2009	$(136)	$62	$573	$(2)	$(44)	$(930)	$(7)	$(484)
OCI	(59)	24	159		21	(23)	7	129
December 31, 2010	$(195)	$86	$732	$(2)	$(23)	$(953)	$	$(355)

OCI		2	(86)	3	2	(18)		(97)
Distribution of membership
interest in PPL Global (a)	195		(41)		5	780		939
December 31, 2011	$	$88	$605	$1	$(16)	$(191)		$487

OCI		22	(395)		6	(72)		(439)
December 31, 2012		$110	$210	$1	$(10)	$(263)		$48

(a)	See Note 9 for additional information.

				Defined benefit plans
	Foreign	Unrealized
	currency	gains (losses)	Equity	Prior
	translation	on qualifying	investees'	service	Actuarial
	adjustments	derivatives	AOCI	costs	gain (loss)	Total
LKE

December 31, 2009 - Predecessor	$11	$(6)		$(12)	$(36)	$(43)
Disposal of discontinued operations	(11)					(11)
OCI		10	$(2)	1	(19)	(10)
October 31, 2010 - Predecessor	$	$4	$(2)	$(11)	$(55)	$(64)

Effect of PPL acquisition		(4)	2	11	55	64
OCI					6	6
December 31, 2010 - Successor		$	$	$	$6	$6

OCI				(2)		(2)
December 31, 2011 - Successor				$(2)	$6	$4

OCI			1		(20)	(19)
December 31, 2012 - Successor			$1	$(2)	$(14)	$(15)

LG&E had an AOCI balance that was a loss of $10 million at December 31, 2009 (a Predecessor period).  LG&E had no AOCI balances at December 31, 2010, 2011 or 2012 (Successor periods).  During the ten months ended October 31, 2010 (a Predecessor period), LG&E had $10 million of gains on qualifying derivatives that were recorded in OCI.

KU had no AOCI balances at December 31, 2009 (a Predecessor period), 2010 or 2011 (Successor periods). KU had an AOCI balance that was a gain of $1 million at December 31, 2012 (a Successor period) related to an equity investee's AOCI.  KU recorded $2 million of losses related to an equity investee's OCI during the ten months ended October 31, 2010 (a Predecessor period), which were eliminated with the effect of the PPL acquisition.

Earnings Per Share (PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners.  Share-based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities.

Price Risk Management

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Energy and energy-related contracts are used to hedge the variability of expected cash flows associated with the generating units and marketing activities, as well as for trading purposes.  Interest rate contracts are used to hedge exposures to changes in the fair value of debt instruments and to hedge exposures to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt.  Foreign currency exchange contracts are used to hedge foreign currency exchange exposures, primarily associated with PPL's investments in U.K. subsidiaries.  Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

Certain energy and energy-related contracts meet the definition of a derivative, while others do not meet the definition of a derivative because they lack a notional amount or a net settlement provision.  In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved that would facilitate net settlement.  Certain derivative energy contracts have been excluded from the requirements of derivative accounting treatment because they meet the definition of NPNS.  These contracts are accounted for using accrual accounting.  All other contracts that have been classified as derivative contracts are reflected on the balance sheet at their fair value.  These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  The portion of derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that deliver beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Energy and energy-related contracts are assigned a strategy and accounting classification.  Processes exist that allow for subsequent review and validation of the contract information.  These strategies are discussed in more detail in Note 19.  The accounting department provides the traders and the risk management department with guidelines on appropriate accounting classifications for various contract types and strategies.  Some examples of these guidelines include, but are not limited to:

•	Physical coal, limestone, lime, uranium, electric transmission, gas transportation, gas storage and renewable energy credit contracts are not derivatives due to the lack of net settlement provisions.

•	Only contracts where physical delivery is deemed probable throughout the entire term of the contract can qualify for NPNS.

•
Physical transactions that permit cash settlement and financial transactions do not qualify for NPNS because physical delivery cannot be asserted; however, these transactions can receive cash flow hedge treatment if they lock in the future cash flows for energy-related commodities.

•	Certain purchased option contracts or net purchased option collars may receive hedge accounting treatment. Those that are not eligible are recorded at fair value through earnings.

•	Derivative transactions that do not qualify for NPNS or hedge accounting treatment are recorded at fair value through earnings.

A similar process is also followed by the treasury department as it relates to interest rate and foreign currency derivatives.  Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

•	Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•	Cross-currency transactions to hedge interest and principal repayments can be designated as cash flow hedges.

•	Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•	Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•
Derivative transactions that do not qualify for hedge accounting treatment are marked to fair value through earnings.  These transactions generally include foreign currency swaps and options to hedge GBP earnings translation risk associated with PPL's U.K. subsidiaries that report their financial statements in GBP.  As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates.

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

Revenue

Utility Revenue (PPL)

For the years ended December 31, the Statements of Income "Utility" line item contains rate-regulated revenue from the following:

	2012	2011	2010

Domestic electric and gas revenue (a)	$4,519	$4,674	$2,941
U.K. electric revenue (b)	2,289	1,618	727
Total	$6,808	$6,292	$3,668

(a)
Represents revenue from regulated generation, transmission and/or distribution in Pennsylvania, Kentucky, Virginia and Tennessee, including regulated wholesale revenue.  2010 includes two months of revenue for LKE.

(b)	Represents electric distribution revenue from the operation of WPD's distribution networks. 2011 includes eight months of revenue for WPD Midlands.

Revenue Recognition

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Operating revenues, except for certain energy and energy-related contracts that meet the definition of derivative instruments and "Energy-related businesses," are recorded based on energy deliveries through the end of the calendar month.  Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month.  Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.  Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced.  Any difference between estimated and actual revenues is adjusted the following month.

Certain PPL subsidiaries participate primarily in the PJM RTO, as well as in other RTOs and ISOs.  In PJM, PPL EnergyPlus is a marketer, a load-serving entity and a seller for PPL Energy Supply's generation subsidiaries.  A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day.  If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the RTO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase at the respective market price for that hour.  PPL Energy Supply records the hourly net sales in its Statements of Income as "Wholesale energy marketing" if in a net sales position and "Energy purchases" if in a net purchase position.

(PPL)

WPD's revenue is primarily from charges to suppliers to use its distribution system to deliver electricity to the end-user.  WPD's allowed revenue is not dependent on volume delivered over the five-year price control period.  However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a given period.  Under recoveries are recovered and recorded in the next regulatory year.  Over recoveries are reflected in the current period as a liability and are not included in revenue.

(PPL and PPL Energy Supply)

PPL Energy Supply records non-derivative energy marketing activity in the period when the energy is delivered.  Generally, sales contracts held for non-trading purposes are reported gross on the Statements of Income within "Wholesale energy marketing" and "Unregulated retail electric and gas."  However, non-trading physical sales and purchases of electricity at major market delivery points (which is any delivery point with liquid pricing available, such as the pricing hub for PJM West), are netted and reported in the Statements of Income within "Wholesale energy marketing" or "Energy purchases," depending on the net hourly position.  Certain energy and energy-related contracts that meet the definition of derivative instruments are recorded at fair value with subsequent changes in fair value recognized as revenue or expense (see Note 19), unless hedge accounting is applied.  If derivatives meet cash flow hedging criteria, changes in fair value are recorded in AOCI.  Derivative and non-derivative contracts that are designated as proprietary trading activities are reported net on the Statements of Income within "Net energy trading margins."

"Energy-related businesses" revenue primarily includes revenue from the mechanical contracting and engineering subsidiaries.  The mechanical contracting and engineering subsidiaries record revenue from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.  Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded within "Unbilled revenues" on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded within "Other current liabilities" on the Balance Sheets.  The amount of costs and estimated earnings in excess of billings was $12 million and $15 million at December 31, 2012 and 2011, and the amount of billings in excess of costs and estimated earnings was $70 million and $59 million at December 31, 2012 and 2011.

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

(PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative suppliers (including PPL EnergyPlus) at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During 2012, 2011 and 2010, PPL Electric purchased $848 million, $875 million and $617 million of accounts receivable from unaffiliated third parties.  During 2012, 2011 and 2010, PPL Electric purchased $313 million, $264 million and $215 million of accounts receivable from PPL EnergyPlus.

Allowance for Doubtful Accounts (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Accounts receivable collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions.  Specific events, such as bankruptcies, are also considered.  Adjustments to the allowance for doubtful accounts are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends.

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when it is known they will be received.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at			Charged to				Balance at
	Beginning of Period	Charged to Income		Other Accounts		Deductions (a)		End of Period
PPL
2012	$54	$55	(c)			$45		$64
2011	55	65	(c)			66	(d)	54
2010	37	42	(b)	$7	(b) (e)	31		55 (b)

PPL Energy Supply
2012	$15	$12	(c)			$4		$23
2011	20	14	(c)			19	(d)	15
2010	21	1				2		20

PPL Electric
2012	$17	$32				$31		$18
2011	17	33				33		17
2010	16	30				29		17

LKE
2012 - Successor	$17	$9			$7	$19
2011 - Successor	17	15			15	17
2010 - Successor		10	$7	(e)		17
2010 - Predecessor	4	10			10	4

LG&E
2012 - Successor	$2	$2			$3	$1
2011 - Successor	2	5			5	2
2010 - Successor		1	$2	(e)	1	2
2010 - Predecessor	2	4			4	2

KU
2012 - Successor	$2	$4			$4	$2
2011 - Successor	6	6			10	2
2010 - Successor		1	$6	(e)	1	6
2010 - Predecessor	3	6			6	3

(a)	Primarily related to uncollectible accounts written off.
(b)	Includes amounts associated with LKE activity since the November 1, 2010 acquisition date. See Note 10 for additional information related to the acquisition of LKE.
(c)	Includes amounts related to the SMGT bankruptcy. See Note 15 for additional information.
(d)
Includes amounts related to the June 2011, FERC approved settlement agreement between PPL and the California ISO related to the sales made to the California ISO during the period October 2000 through June 2001 that were not paid to PPL subsidiaries.  Therefore, the receivable and the related allowance for doubtful accounts were reversed and the settlement recorded.

(e)	Primarily related to capital projects, thus the provision was recorded as an adjustment to construction work in progress.

Cash (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

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

	PPL		PPL Energy Supply		PPL Electric		LKE		LG&E
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Margin deposits posted to
counterparties	$43	$137	$43	$137
Cash collateral posted to
counterparties	32	29					$32	$29	$32	$29
Low carbon network fund (a)	14	9
Captive insurance reserves (b)	6	6
Funds deposited with a trustee (c)	13	12			$13	$12
Ironwood debt service reserves	17		17
Other	10	16	3	8		1
Total	$135	$209	$63	$145	$13	$13	$32	$29	$32	$29

(a)	Funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.
(b)	Funds required by law to be held by WPD's captive insurance company to meet claims.
(c)	Funds deposited with a trustee to defease PPL Electric's 1945 First Mortgage Bonds.

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

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid or provide for periodic reset of interest rates.  Investments with original maturities greater than three months and less than a year, as well as investments with original maturities of greater than a year that management has the ability and intent to sell within a year, are included in "Short-term investments" or "Other current assets" on the Balance Sheets.

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

The criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other-than-temporary impairment is recognized in earnings or reported in OCI require that when a debt security is in an unrealized loss position and:

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

Unrealized gains and losses on available-for-sale equity securities are reported, net of tax, in OCI.  When an equity security's decline in fair value below amortized cost is determined to be an other-than-temporary impairment, the unrealized loss is recognized currently in earnings.  See Notes 18 and 23 for additional information on investments in debt and equity securities.

Equity Method Investment (PPL, LKE and KU)

Investments in entities over which PPL, LKE and KU have the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting and are reported in "Other Investments" on PPL's Balance Sheet and in "Investments" on LKE's and KU's Balance Sheets.  In accordance with the accounting guidance for equity method investments, the recoverability of the investment is periodically assessed.  If an identified event or change in circumstances requires an impairment evaluation, the fair value of the investment is assessed.  The difference between the carrying amount of the investment and its estimated fair value is recognized as an impairment loss when the loss in value is deemed other-than-temporary and such loss is included in "Other-Than-Temporary Impairments" on the Statements of Income.

KU owns 20% of the common stock of EEI, which is accounted for as an equity method investment.  KU's direct exposure to loss as a result of its involvement with EEI is generally limited to the value of its investment.  During 2012, KU recorded gains (losses) of $(8) million from its share of EEI's operating results.  In December 2012, KU concluded that an other-than-temporary decline in the value of its investment in EEI had occurred.  KU recorded an impairment charge of $25 million ($15 million, after-tax) which reduced the investment balance to zero, the estimated fair value at December 31, 2012.  See Note 18 for additional information.

Cost Method Investment (LKE, LG&E and KU)

LG&E and KU each have an investment in OVEC, which is accounted for using the cost method.  The investment is recorded in "Investments" on the LKE and KU Balance Sheets, in "Other noncurrent assets" on the LG&E Balance Sheets and in "Other investments" on the PPL Balance Sheets.  LG&E and KU and ten other electric utilities are equity owners of OVEC.  OVEC's power is currently supplied to LG&E and KU and 11 other companies affiliated with the various owners.  LG&E and KU own 5.63% and 2.5% of OVEC's common stock.  Pursuant to a power purchase agreement, LG&E and KU are contractually entitled to their ownership percentage of OVEC's output, which is approximately 134 MW for LG&E and approximately 60 MW for KU.

LG&E's and KU's combined investment in OVEC is not significant.  The direct exposure to loss as a result of LG&E's and KU's involvement with OVEC is generally limited to the value of their investments; however, LG&E and KU may be conditionally responsible for a pro-rata share of certain OVEC obligations.  As part of PPL's acquisition of LKE, the value of the power purchase contract was recorded as an intangible asset with an offsetting regulatory liability, both of which are being amortized using the units-of-production method until March 2026, the expiration date of the agreement.  See Notes 15 and 20 for additional discussion on the power purchase agreement.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PP&E is recorded at original cost, unless impaired.  PP&E acquired in a business combination is recorded at fair value at the time of acquisition.  If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset.  Original cost includes material, labor, contractor costs, certain overheads and financing costs, where applicable.  The cost of repairs and minor replacements are charged to expense as incurred.  The Registrants record costs associated with planned major maintenance projects in the period in which the costs are incurred.  No costs associated with planned major maintenance projects are accrued in advance of the period in which the work is performed.  LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices.  Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred.  See "Asset Retirement Obligations" below and Note 6 for additional information.

(PPL and PPL Energy Supply)

The original cost for the PP&E acquired in the Ironwood Acquisition is its fair value on April 13, 2012.  See Note 10 for additional information on the acquisition.

(PPL)

The original cost for the PP&E acquired in the WPD Midlands acquisition is its fair value on April 1, 2011, which approximated RAV as of the acquisition date.  See Note 10 for additional information on the acquisition.

(PPL, PPL Electric, LKE and KU)

AFUDC is capitalized as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service.  The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income.  LKE and KU have not recorded significant AFUDC as a return has been provided during the construction period for most projects.

(PPL and PPL Energy Supply)

Nuclear fuel-related costs, including fuel, conversion, enrichment, fabrication and assemblies, are capitalized as PP&E.  Such costs are amortized as the fuel is spent using the units-of-production method and included in "Fuel" on the Statements of Income.  PPL Energy Supply capitalizes interest costs as part of construction costs.

Capitalized interest, excluding AFUDC for PPL, is as follows.

		PPL
	PPL	Energy Supply

2012	$53	$47
2011	51	47
2010	30	33

Depreciation

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

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

Following are the weighted-average rates of depreciation at December 31.

	2012
		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Regulated utility plant	3.12		2.57	4.39	4.91	4.06
Non-regulated PP&E - Generation	3.05	3.05
	2011
		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Regulated utility plant	3.03		2.49	4.54	5.11	4.17
Non-regulated PP&E - Generation	2.88	2.88

(PPL, LKE, LG&E and KU)

The KPSC approved new lower depreciation rates for LG&E and KU as part of the rate-case settlement agreement reached in November 2012.  The new rates became effective January 1, 2013 and will result in lower depreciation of approximately $19 million ($9 million for LG&E and $10 million for KU) in 2013, exclusive of net additions to PP&E.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired in a business combination.

Other acquired intangible assets are initially measured based on their fair value.  Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.  Costs incurred to obtain an initial license and renew or extend terms of licenses are capitalized as intangible assets.

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

Asset Impairment (Excluding Investments)

The Registrants review long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, for impairment when events or circumstances indicate carrying amounts may not be recoverable.  See Note 18 for a discussion of impairments related to certain intangible assets.

A long-lived asset classified as held and used is impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If impaired, the asset's carrying value is written down to its fair value.  See Note 15 for a discussion of the Corette coal-fired plant in Montana which was determined to not be impaired.

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

PPL, PPL Energy Supply, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value.  Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed of.  PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's reporting units are at the operating segment level.  If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, the implied fair value of goodwill must be calculated in the same manner as goodwill in a business combination.  The fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the implied fair value of goodwill is less than the carrying amount, goodwill is written down to its implied fair value.

The goodwill recognized upon the acquisition of LKE, although entirely recorded at LG&E and KU, was assigned for impairment testing by PPL to its reporting units expected to benefit from the acquisition, which were the Kentucky Regulated segment and the Supply segment.  The goodwill recognized upon the acquisition of WPD Midlands was assigned for impairment testing by PPL to its U.K. Regulated segment.  See Note 10 for additional information regarding the acquisition.

PPL, PPL Energy Supply, LKE, LG&E and KU tested the goodwill of all of their reporting units for impairment in the fourth quarter of 2012 and no impairment was recognized.

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

Stock-Based Compensation

(PPL, PPL Energy Supply, PPL Electric and LKE)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors.  PPL grants most stock-based awards in the first quarter of each year.  PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method.  Stock options that vest in installments are valued as a single award.  PPL grants stock options with an exercise price that is not less than the fair value of PPL's common stock on the date of grant.  See Note 12 for a discussion of stock-based compensation.  All awards are recorded as equity or a liability on the Balance Sheets.  Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income.  Stock-based compensation expense for PPL Energy Supply, PPL Electric and LKE includes an allocation of PPL Services' expense.

Other

Debt Issuance Costs (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Debt issuance costs are deferred and amortized over the term of the related debt using the interest method or another method, generally straight-line, if the results obtained are not materially different than those that would result from the interest method.

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

Significant management judgment is also required to determine the amount of benefit to be recognized in relation to an uncertain tax position.  The Registrants use a two-step process to evaluate tax positions.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods.

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

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The income tax provision for PPL Energy Supply, PPL Electric, LKE, LG&E and KU is calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if PPL Energy Supply, PPL Electric, LKE, LG&E, KU and any domestic subsidiaries each filed a separate return.  Tax benefits are not shared between companies.  The entity that generates a tax benefit is the entity that is entitled to the tax benefit.  The effect of PPL filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.  At December 31, the following intercompany tax receivables (payables) were recorded.

	2012	2011

PPL Energy Supply	$(38)	$(50)
PPL Electric	22	22
LKE	(12)	3
LG&E	5	4
KU	(15)	5

Taxes, Other Than Income (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants present sales taxes in "Other current liabilities" and PPL presents value-added taxes in "Taxes" on the Balance Sheets.  These taxes are not reflected on the Statements of Income.  See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Leases

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes.  See Note 11 for a discussion of arrangements under which PPL Energy Supply, LG&E and KU are lessees for accounting purposes.

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

(PPL, PPL Energy Supply, LKE, LG&E and KU)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31.

	PPL		PPL Energy Supply		LKE		LG&E		KU
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Fuel	$284	$246	$135	$96	$149	$150	$61	$53	$88	$97
Natural gas stored underground (a)	50	73	8	20	42	53	42	53
Materials and supplies	339	335	184	182	85	80	39	36	46	44
	$673	$654	$327	$298	$276	$283	$142	$142	$134	$141

(a)	The majority of LKE's and LG&E's natural gas stored underground is held to serve native load. The majority of PPL Energy Supply's natural gas stored underground is available for resale.

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

Foreign Currency Translation and Transactions (PPL)

WPD's functional currency is the GBP, which is the local currency in the U.K.  As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the period included in PPL's results of operations.  Adjustments resulting from foreign currency translation are recorded in OCI.

Gains or losses relating to foreign currency transactions are recognized in "Other Income (Expense) - net" on the Statements of Income.  See Note 17 for additional information.

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

The adoption of this standard resulted in additional disclosures but did not have a significant impact on the Registrants.  See Note 18 for additional disclosures required by this guidance.

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

2.  Segment and Related Information

(PPL)

Since the acquisition of LKE on November 1, 2010, PPL is organized into four segments:  Kentucky Regulated, U.K. Regulated (name change in 2012 from International Regulated to more specifically reflect the focus of the segment), Pennsylvania Regulated and Supply.  Other than the name change for the U.K. Regulated segment, there were no other changes to this segment.  PPL's segments are split between its regulated and competitive businesses with its regulated businesses further segmented by geographic location.

The Kentucky Regulated segment consists primarily of LKE's regulated electric generation, transmission and distribution operations, primarily in Kentucky.  This segment also includes LKE's regulated distribution and sale of natural gas in Kentucky.  In addition, the Kentucky Regulated segment is allocated certain financing costs.  See Note 10 for additional information regarding the acquisition.

The U.K. Regulated segment primarily consists of the regulated electric distribution operations in the U.K.  This includes the operating results and assets of WPD Midlands since the April 1, 2011 acquisition date, recorded on a one-month lag.  The U.K. Regulated segment is also allocated certain WPD Midlands acquisition-related costs and financing costs.  See Note 10 for additional information regarding the acquisition.

The Pennsylvania Regulated segment includes the regulated electric transmission and distribution operations of PPL Electric.

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the competitive generation operations of PPL Energy Supply.

The results of operations of several facilities and businesses have been classified as Discontinued Operations on the Statements of Income.  See Note 9 for additional information on these discontinued operations.  Therefore, with the exception of "Net Income Attributable to PPL Shareowners" the operating results from these facilities and businesses have been excluded from the income statement data tables below.

"Corporate and Other" represents costs incurred at the corporate level that have not been allocated or assigned to the segments, which is presented to reconcile segment information to PPL's consolidated results.  For 2012 and 2011, there were no significant costs in this category.  For 2010, these costs represent LKE acquisition-related costs including advisory, accounting and legal fees, certain internal costs and 2010 Bridge Facility costs.

Beginning in 2013, PPL anticipates more costs to be included in the Corporate and Other category primarily due to an anticipated increase in the use of financing issued by PPL Capital Funding not directly attributable to a particular segment.  PPL's recent growth in rate-regulated businesses provides the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that further enables PPL to support targeted credit profiles cost effectively across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in addition to continued direct financing by the operating companies, as appropriate.  The financing costs associated primarily with PPL Capital Funding's future securities issuances are not expected to be directly assignable or allocable to any segment and generally will be reflected in Corporate and Other beginning in 2013.

Financial data for the segments are:

Income Statement Data	2012	2011	2010
Revenues from external customers by product
Kentucky Regulated
Utility service (a)	$2,759	$2,793	$493
U.K. Regulated
Utility service (a)	2,289	1,618	727
Energy-related businesses	47	35	34
Total	2,336	1,653	761
Pennsylvania Regulated
Utility service (a)	1,760	1,881	2,448
Supply
Energy (b)	4,970	5,938	4,444
Energy-related businesses	461	472	375
Total	5,431	6,410	4,819
Total	12,286	12,737	8,521

Intersegment electric revenues
Pennsylvania Regulated	3	11	7
Supply (c)	79	26	320

Depreciation
Kentucky Regulated	346	334	49
U.K. Regulated	279	218	117
Pennsylvania Regulated	160	146	136
Supply	315	262	254
Total	1,100	960	556

Amortization (d)
Kentucky Regulated	27	27
U.K. Regulated	15	83	13
Pennsylvania Regulated	18	7	(22)
Supply	126	137	148
Corporate and Other			74
Total	186	254	213

Unrealized (gains) losses on derivatives and other hedging activities (b)
Kentucky Regulated		(2)	1
Supply	27	(312)	541
Total	27	(314)	542

Interest income
U.K. Regulated	3	4	2
Pennsylvania Regulated	1	1	4
Supply	1	2	2
Total	5	7	8

Interest Expense
Kentucky Regulated	219	217	55
U.K. Regulated	421	391	135
Pennsylvania Regulated	99	98	99
Supply	222	192	224
Corporate and Other			80
Total	961	898	593

	2012	2011	2010
Income from Continuing Operations Before Income Taxes
Kentucky Regulated	263	349	40
U.K. Regulated	953	358	261
Pennsylvania Regulated	204	257	192
Supply (b)	662	1,237	860
Corporate and Other			(114)
Total	2,082	2,201	1,239

Income Taxes (e)
Kentucky Regulated	80	127	16
U.K. Regulated	150	33
Pennsylvania Regulated	68	68	57
Supply	247	463	228
Corporate and Other			(38)
Total	545	691	263

Deferred income taxes and investment tax credits (f)
Kentucky Regulated	136	218	51
U.K. Regulated	26	(39)	17
Pennsylvania Regulated	114	106	198
Supply	150	299	(15)
Total	426	584	251

Net Income Attributable to PPL Shareowners
Kentucky Regulated	177	221	26
U.K. Regulated	803	325	261
Pennsylvania Regulated	132	173	115
Supply (b)	414	776	612
Corporate and Other			(76)
Total	$1,526	$1,495	$938

Cash Flow Data	2012	2011	2010
Expenditures for long-lived assets
Kentucky Regulated	$768	$465	$152
U.K. Regulated	1,016	862	281
Pennsylvania Regulated	633	490	411
Supply	736	739	795
Total	$3,153	$2,556	$1,639

	As of December 31,
	2012	2011
Balance Sheet Data
Total Assets
Kentucky Regulated	$10,670	$10,229
U.K. Regulated	14,073	13,364
Pennsylvania Regulated	6,023	5,610
Supply	12,868	13,445
Total	$43,634	$42,648

	2012	2011	2010
Geographic Data
Revenues from external customers
U.S.	$9,950	$11,084	$7,760
U.K.	2,336	1,653	761
Total	$12,286	$12,737	$8,521

	As of December 31,
	2012	2011
Long-Lived Assets
U.S.	$20,776	$19,129
U.K.	9,951	8,996
Total	$30,727	$28,125

(a)	See Note 1 for additional information on Utility Revenue.
(b)	Includes unrealized gains and losses from economic activity. See Note 19 for additional information.
(c)	See "PLR Contracts/Purchase of Accounts Receivable" and "NUG Purchases" in Note 16 for a discussion of the basis of accounting between reportable segments.
(d)	Represents non-cash expense items that include amortization of nuclear fuel, regulatory assets, debt discounts and premiums, debt issuance costs, emission allowances and RECs.
(e)	Represents both current and deferred income taxes, including investment tax credits.
(f)	Represents a non-cash expense item that is also included in "Income Taxes."

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL Energy Supply, PPL Electric, LKE, LG&E and KU each operate within a single reportable segment.

3.  Preferred Securities

(PPL)

PPL classifies preferred securities of subsidiaries as "Noncontrolling interests" on the Balance Sheets and related dividend requirements of $4 million for 2012, $16 million for 2011 and $17 million for 2010 have been included in "Net Income Attributable to Noncontrolling Interests" on the Statements of Income.  In June 2012, PPL Electric redeemed all of its Preference Stock at par value, without premium ($250 million in the aggregate).

Preferred Stock

PPL is authorized to issue up to 10 million shares of preferred stock.  No PPL preferred stock was issued or outstanding in 2012, 2011, or 2010.

(PPL Electric)

PPL Electric is authorized to issue up to 629,936 shares of 4-1/2% Preferred Stock and 10 million shares of series preferred stock.  In April 2010, PPL Electric redeemed all of its outstanding preferred stock (247,524 shares of 4-1/2% Preferred Stock and 257,665 shares of four series of preferred stock), with a par value in the aggregate of $51 million, for $54 million including accumulated dividends.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value.  LG&E had no preferred stock issued or outstanding in 2012, 2011 or 2010.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock without par value.  KU had no preferred stock issued or outstanding in 2012, 2011 or 2010.

Preference Stock

(PPL Electric)

PPL Electric is authorized to issue up to 10 million shares of Preference Stock and had 2.5 million shares of 6.25% Series Preference Stock (Preference Shares) issued and outstanding at December 31, 2011 and 2010.  In June 2012, PPL Electric redeemed all 2.5 million shares of its outstanding Preference Shares, par value of $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).

The Preference Shares were held by a bank that acted as depositary for 10 million depositary shares, each of which represented a one-quarter interest in a Preference Share.  Holders of the depositary shares were entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the bank acting as a depositary.  The Preference Shares ranked senior to PPL Electric's common stock but had no voting rights, except as provided by law, and they had a liquidation preference of $100 per share (equivalent to $25 per depositary share).

(KU)

KU is authorized to issue up to 2,000,000 shares of preference stock without par value.  KU had no preference stock issued or outstanding in 2012, 2011 or 2010.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method.  In 2012, 2011 and 2010, these securities included stock options and performance units granted under incentive compensation plans and the Purchase Contracts associated with the 2011 and 2010 Equity Units.  For 2012, these securities also included the PPL common stock forward sale agreements.  See Note 7 for additional information on the forward sale agreements.  The forward sale agreements were dilutive under the treasury stock method for 2012 because the average stock price of PPL's common shares exceeded the forward sale price indicated in the forward sale agreements.

The Purchase Contracts are dilutive under the treasury stock method if the average VWAP of PPL common stock for a certain period exceeds approximately $30.99 and $28.80 for the 2011 and 2010 Purchase Contracts.  The 2010 Purchase Contracts were dilutive for 2012 and 2011.  Subject to antidilution adjustments at December 31, 2012, the maximum number of shares issuable to settle the Purchase Contracts was 93.8 million shares, including 86.6 million shares that could be issued under standard provisions of the Purchase Contracts and 7.2 million shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.  See Note 7 for additional information on the 2011 and 2010 Equity Units.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31 used in the EPS calculation are:

	2012	2011	2010
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL shareowners	$1,532	$1,493	$955
Less amounts allocated to participating securities	8	6	4
Less issuance costs on subsidiary's preferred securities redeemed	6
Income from continuing operations after income taxes available to PPL common shareowners	$1,518	$1,487	$951

Income (loss) from discontinued operations (net of income taxes) available to PPL
common shareowners	$(6)	$2	$(17)

Net income attributable to PPL shareowners	$1,526	$1,495	$938
Less amounts allocated to participating securities	8	6	4
Less issuance costs on subsidiary's preferred securities redeemed	6
Net income available to PPL common shareowners	$1,512	$1,489	$934

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	580,276	550,395	431,345
Add incremental non-participating securities:
Stock options and performance units	563	400	224
2010 Purchase Contracts	195	157
Forward sale agreements	592
Weighted-average shares - Diluted EPS	581,626	550,952	431,569

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.62	$2.70	$2.21
Income (loss) from discontinued operations (net of income taxes)	(0.01)	0.01	(0.04)
Net Income	$2.61	$2.71	$2.17

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.61	$2.70	$2.20
Income (loss) from discontinued operations (net of income taxes)	(0.01)		(0.03)
Net Income	$2.60	$2.70	$2.17

During 2012, PPL issued 936,218 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 279,945 and 2,326,917 shares of common stock related to its ESOP and DRIP during 2012.  See Note 12 for a discussion of PPL's stock-based compensation plans.

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS for the years ended December 31 because the effect would have been antidilutive.

(Shares in thousands)	2012	2011	2010

Stock options	5,293	5,084	4,936
Performance units	58	2	45

5.  Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes" included the following components:

	2012	2011	2010

Domestic income	$994	$1,715	$952
Foreign income	1,088	486	287
Total	$2,082	$2,201	$1,239

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.  The provision for PPL's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles of the applicable jurisdiction.  See Notes 1 and 6 for additional information.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2012	2011
Deferred Tax Assets
Deferred investment tax credits	$130	$113
Regulatory obligations	124	149
Accrued pension costs	276	325
Federal loss carryforwards	524	305
State loss carryforwards	305	272
Federal and state tax credit carryforwards	287	240
Foreign capital loss carryforwards	525	578
Foreign loss carryforwards	6	7
Foreign - pensions	254	74
Foreign - regulatory obligations	27	67
Foreign - other	16	21
Contributions in aid of construction	134	133
Domestic - other	239	229
Valuation allowances	(706)	(724)
Total deferred tax assets	2,141	1,789

Deferred Tax Liabilities
Domestic plant - net	3,967	3,465
Taxes recoverable through future rates	141	137
Unrealized gain on qualifying derivatives	122	331
Other regulatory assets	319	234
Reacquired debt costs	40	93
Foreign plant - net	937	975
Foreign - other		22
Domestic - other	66	103
Total deferred tax liabilities	5,592	5,360
Net deferred tax liability	$3,451	$3,571

At December 31, PPL had the following loss and tax credit carryforwards.

	2012	Expiration

Loss carryforwards
Federal net operating losses	$1,481	2028-2032
Federal charitable contributions	19	2016-2017
State net operating losses	5,099	2013-2032
State capital losses	138	2013-2016
Foreign net operating losses	27	Indefinite
Foreign capital losses	2,282	Indefinite

Credit carryforwards
Federal investment tax credit	233	2025-2032
Federal alternative minimum tax credit	20	Indefinite
Federal foreign tax credit	1	2017-2022
Federal - other	30	2016-2032
State - other	4	2022

Valuation allowances have been established for the amount that, more likely than not, will not be realized.  The changes in deferred tax valuation allowances were:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2012	$724	$18	$10	$46	(a)	$706
2011	464	190	112 (b)	42	(c)	724
2010	312	221	6	75	(d)	464

(a)
The reduction of the U.K. statutory income tax rate resulted in a reduction in deferred tax assets and the corresponding valuation allowances.  See "Reconciliation of Income Tax Expense" below for more information on the impact of the U.K. Finance Act of 2012.

(b)
Primarily related to a $101 million valuation allowance that was recorded against certain deferred tax assets as a result of the 2011 acquisition of WPD Midlands.  See Note 10 for additional information on the acquisition.

(c)
The reduction of the U.K. statutory income tax rate resulted in a $35 million reduction in deferred tax assets and the corresponding valuation allowances.  See "Reconciliation of Income Tax Expense" below for more information on the impact of the U.K. Finance Act of 2011.

(d)
Resulting from the projected revenue increase in connection with the expiration of the Pennsylvania generation rate caps in 2010, the valuation allowance related to state net operating loss carryforwards over the remaining carryforward period was reduced by $72 million.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of WPD, with the exception of certain financing entities, as management has determined that the earnings are indefinitely reinvested.  Historically, dividends paid by WPD have been distributions from current year's earnings.  WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings, and WPD would have to issue debt or access credit facilities to fund any distributions in excess of current earnings.  Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate distributions from WPD in excess of some portion of future WPD earnings.  The cumulative undistributed earnings are included in "Earnings Reinvested" on the Balance Sheets.  The amounts considered indefinitely reinvested at December 31, 2012 and 2011 were $2.0 billion and $1.2 billion.  If the WPD undistributed earnings were remitted as dividends, PPL Global could be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2012	2011	2010
Income Tax Expense (Benefit)
Current - Federal		$54	$(51)
Current - State	$(2)	(20)	43
Current - Foreign	121	73	20
Total Current Expense (Benefit)	119	107	12
Deferred - Federal	553	558	358
Deferred - State	103	127	(82)
Deferred - Foreign	35	(23)	(9)
Total Deferred Expense (Benefit), excluding operating loss carryforwards	691	662	267

Investment tax credit, net - Federal	(10)	(10)	(5)
Tax benefit of operating loss carryforwards
Deferred - Federal	(195)	(30)	6
Deferred - State	(60)	(38)	(17)
Total Tax Benefit of Operating Loss Carryforwards	(255)	(68)	(11)
Total income taxes from continuing operations (a)	$545	$691	$263

Total income tax expense - Federal	$348	$572	$308
Total income tax expense (benefit) - State	41	69	(56)
Total income tax expense - Foreign	156	50	11
Total income taxes from continuing operations (a)	$545	$691	$263

(a)
Excludes current and deferred federal and state tax expense (benefit) recorded to Discontinued Operations of $(4) million in 2012, $2 million in 2011 and $(6) million in 2010.  Excludes realized tax expense (benefits) related to stock-based compensation, recorded as a decrease (increase) to additional paid-in capital of $(1) million in 2012, $3 million in 2011 and an insignificant amount in 2010.  Excludes tax benefits related to the issuance costs of the Purchase Contracts, recorded as an increase to additional paid-in capital of an insignificant amount in 2012, $5 million in 2011 and $10 million in 2010, offset by an insignificant amount of related valuation allowances for state deferred taxes in 2012 and 2011.  Also excludes federal, state, and foreign tax expense (benefit) recorded to OCI of $(526) million in 2012, $(137) million in 2011 and $83 million in 2010, and related valuation allowances for state deferred taxes of an insignificant amount in 2012 and $3 million in 2011.

	2012	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$729	$770	$434
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	27	63	36
State valuation allowance adjustments (a)	13	36	(65)
Impact of lower U.K. income tax rates (b)	(123)	(41)	(20)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	43	(14)	34
Federal and state tax reserves adjustments (d)	(1)	39	(60)
Foreign tax reserves adjustments (e)	(5)	(141)
Federal and state income tax return adjustments (a) (f)	16	(17)	(3)
Foreign income tax return adjustments	(6)
Domestic manufacturing deduction (f) (g)			(11)
Health Care Reform (h)			8
Foreign losses resulting from restructuring (e)			(261)
Enactment of the U.K.'s Finance Acts (b)	(75)	(69)	(18)
Federal income tax credits (i)	(12)	(13)	(12)
Depreciation not normalized (a)	(11)	(20)	(3)
Foreign valuation allowance adjustments (e)		147	215
State deferred tax rate change (j)	(19)	(26)
Net operating loss carryforward adjustments (k)	(9)
Intercompany interest on U.K. financing entities (l)	(13)	(12)
Other	(9)	(11)	(11)
Total increase (decrease)	(184)	(79)	(171)
Total income taxes from continuing operations	$545	$691	$263
Effective income tax rate	26.2%	31.4%	21.2%

(a)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL recorded $43 million in state deferred income tax expense related to deferred tax valuation allowances during 2011.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in-service deadline is extended to January 1, 2013 for property that has a cost in excess of $1 million, has a production period longer than one year and has a tax life of at least ten years.  PPL's tax deduction for 100% bonus regulated tax depreciation was significantly lower in 2012 than in 2011.

Pennsylvania H.B. 1531, enacted in October 2009, increased the net operating loss limitation to 20% of taxable income for tax years beginning in 2010.  Based on the projected revenue increase related to the expiration of the generation rate caps in 2010, PPL recorded a $72 million state deferred income tax benefit related to the reversal of deferred tax valuation allowances related to the future projections of taxable income over the remaining carryforward period of the net operating losses.
(b)
The U.K.'s Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2012 related to both rate decreases.

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
(c)
During 2012, PPL recorded a $23 million adjustment to federal income tax expense related to the recalculation of 2010 U.K. earnings and profits and $19 million of U.S. income tax expense on foreign earnings of certain U.K. financing entities not indefinitely reinvested.

During 2011, PPL recorded a $28 million federal income tax benefit related to U.K. pension contributions.

During 2010, PPL recorded additional U.S. income tax expense primarily resulting from increased taxable dividends.
(d)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its federal income tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with the finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition on October 29, 2012, and oral argument was held on February 20, 2013.  PPL expects the case to be decided before the end of the Supreme Court's current term in June 2013 and cannot predict the outcome of this matter.

In July 2010, the Tax Court ruled in PPL's favor in a dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes.  The IRS did not appeal this decision.

PPL recorded a tax benefit of $6 million during 2012 and 2011 and $7 million during 2010 to federal and state income tax reserves related to stranded cost securitization.
(e)	During 2012, PPL recorded a foreign tax benefit following resolution of a U.K. tax issue related to interest expense.

During 2011, WPD reached an agreement with HMRC related to the amount of the capital losses that resulted from prior years' restructuring in the U.K. and recorded a $147 million foreign tax benefit for the reversal of tax reserves related to the capital losses.  Additionally, WPD recorded a $147 million valuation allowance for the amount of capital losses that, more likely than not, will not be utilized.

During 2010, PPL recorded a $261 million foreign tax benefit in conjunction with losses resulting from restructuring in the U.K.  A portion of these losses offset tax on a deferred gain from a prior year sale of WPD's supply business.  WPD recorded a $215 million valuation allowance for the amount of capital losses that, more likely than not, will not be utilized.
(f)
During 2012, PPL recorded federal and state income tax expense related to the filing of the 2011 federal and state income tax returns.  Of this amount, $5 million relates to the reversal of prior years' state income tax benefits related to regulated depreciation.  PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL adopted the safe harbor method with the filing of its 2011 federal income tax return.

During 2011, PPL recorded federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of this amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts and $3 million in tax benefits related to the flow-through impact of Pennsylvania regulated state tax depreciation.
(g)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation eliminated the tax benefits related to domestic manufacturing deductions in 2012 and 2011.

(h)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL recorded deferred income tax expense during 2010.  See Note 13 for additional information.

(i)
During 2012, 2011 and 2010, PPL recorded a deferred tax benefit related to investment tax credits on progress expenditures related to hydroelectric plant expansions.  See Note 8 for additional information.

(j)
In 2011, PPL completed the sale of certain non-core generation facilities.  See Note 9 for additional information.  Due to changes in state apportionment resulting in reductions in the future estimated state tax rate, PPL recorded deferred tax benefits related to its December 31, 2012 and 2011 state deferred tax liabilities.

(k)	During 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(l)	During 2012 and 2011, PPL recorded foreign income tax benefits related to interest expense on intercompany loans for which there was no domestic income tax expense.

	2012	2011	2010
Taxes, other than income
State gross receipts	$135	$140	$145
State utility realty	2	(9)	5
State capital stock	7	18	6
Foreign property (a)	147	113	52
Domestic property and other (b)	75	64	30
Total	$366	$326	$238

(a)	The increase between 2011 and 2010 is due primarily to the acquisition of WPD Midlands on April 1, 2011. See Note 10 for additional information.
(b)	The increase between 2011 and 2010 is due primarily to the acquisition of LKE on November l, 2010. See Note 10 for additional information.

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

Significant components of PPL Energy Supply's deferred income tax assets and liabilities were as follows:

	2012	2011
Deferred Tax Assets
Deferred investment tax credits	$75	$55
Accrued pension costs	94	100
Federal loss carryforwards	51	1
Federal tax credit carryforwards	113	58
State loss carryforwards	79	78
Other	68	80
Valuation allowances	(74)	(72)
Total deferred tax assets	406	300

Deferred Tax Liabilities
Plant - net	1,579	1,407
Unrealized gain on qualifying derivatives	173	380
Other	44	51
Total deferred tax liabilities	1,796	1,838
Net deferred tax liability	$1,390	$1,538

At December 31, PPL Energy Supply had the following loss and tax credit carryforwards.

	2012	Expiration
Loss carryforwards
Federal net operating losses	$143	2031-2032
Federal charitable contributions	3	2016
State net operating losses	1,202	2013-2032

Credit carryforwards
Federal investment tax credit	108	2031-2032
Federal - other	5	2031-2032

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2012	$72	$2				$74
2011	408	22		$358	(a)	72
2010	255	205		52	(b)	408

(a)	During 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Funding. See Note 9 for additional information.
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

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2012	2011	2010
Income Tax Expense (Benefit)
Current - Federal	$89	$139	$208
Current - State	22	(12)	78
Total Current Expense (Benefit)	111	127	286
Deferred - Federal	193	251	66
Deferred - State	10	70	(89)
Total Deferred Expense (Benefit), excluding operating loss carryforwards	203	321	(23)

Investment tax credit, net - federal	(2)	(3)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	(48)
Deferred - State	(1)
Total Tax Benefit of Operating Loss Carryforwards	(49)
Total income taxes from continuing operations (a)	$263	$445	$261

Total income tax expense - Federal	$232	$387	$272
Total income tax expense (benefit) - State	31	58	(11)
Total income taxes from continuing operations (a)	$263	$445	$261

(a)
Excludes current and deferred federal, state and foreign tax expense (benefit) recorded to Discontinued Operations of $3 million in 2011 and $(5) million in 2010.  Also, excludes federal, state and foreign tax expense (benefit) recorded to OCI of $(267) million in 2012, $(83) million in 2011 and $132 million in 2010.  The deferred tax benefit of operating loss carryforwards was insignificant for 2011 and 2010.

	2012	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$258	$424	$308
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	33	60	41
State valuation allowance adjustments (a)	2	22	(52)
State deferred tax rate change (b)	(19)	(26)
Federal and state tax reserves adjustments	(2)	2	(11)
Domestic manufacturing deduction (c) (d)			(11)
Federal and state income tax return adjustments (d)	4	(22)	(6)
Health Care Reform (e)			5
Federal income tax credits (f)	(12)	(12)	(12)
Other	(1)	(3)	(1)
Total increase (decrease)	5	21	(47)
Total income taxes from continuing operations	$263	$445	$261
Effective income tax rate	35.6%	36.7%	29.6%

(a)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL Energy Supply recorded $22 million in state deferred income tax expense related to deferred tax valuation allowances during 2011.

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
(b)
In 2011, PPL Energy Supply completed the sale of certain non-core generation facilities.  See Note 9 for additional information.  Due to changes in state apportionment resulting in reductions in the future estimated state tax rate, PPL Energy Supply recorded deferred tax benefits related to its December 31, 2012 and 2011 state deferred tax liabilities.

(c)
In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation deduction eliminated the tax benefits related to domestic manufacturing deductions in 2012 and 2011.

(d)
During 2011, PPL recorded federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of this amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts.

(e)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL Energy Supply recorded deferred income tax expense during 2010.  See Note 13 for additional information.

(f)
During 2012, 2011 and 2010, PPL Energy Supply recorded a deferred tax benefit related to investment tax credits on progress expenditures related to hydroelectric plant expansions.  See Note 8 for additional information.

	2012	2011	2010
Taxes, other than income
State gross receipts	$35	$31	$15
State capital stock	5	12	4
Property and other	29	28	27
Total	$69	$71	$46

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the PUC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulated liabilities" on the Balance Sheets.

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2012	2011
Deferred Tax Assets
Accrued pension costs	$81	$93
Contributions in aid of construction	106	104
Regulatory obligations	24	28
State loss carryforwards	39	26
Federal loss carryforwards	81	3
Other	46	29
Total deferred tax assets	377	283

Deferred Tax Liabilities
Electric utility plant - net	1,229	1,078
Taxes recoverable through future rates	122	120
Reacquired debt costs	27	32
Other regulatory assets	174	127
Other	12	16
Total deferred tax liabilities	1,564	1,373
Net deferred tax liability	$1,187	$1,090

At December 31, PPL Electric had the following loss carryforwards.

	2012	Expiration

Loss carryforwards
Federal net operating losses	$229	2031-2032
Federal charitable contributions	2	2016
State net operating losses	597	2030-2032

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:
	2012	2011	2010
Income Tax Expense (Benefit)
Current - Federal	$(28)	$(25)	$(127)
Current - State	(18)	(13)	(14)
Total Current Expense (Benefit)	(46)	(38)	(141)
Deferred - Federal	162	123	184
Deferred - State	42	25	27
Total Deferred Expense (Benefit), excluding operating loss carryforwards	204	148	211

Investment tax credit, net - Federal	(1)	(2)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	(72)	(12)	6
Deferred - State	(17)	(28)	(17)
Total Tax Benefit of Operating Loss Carryforwards	(89)	(40)	(11)
Total income tax expense	$68	$68	$57

Total income tax expense - Federal	$61	$84	$61
Total income tax expense (benefit) - State	7	(16)	(4)
Total income tax expense	$68	$68	$57

	2012	2011	2010
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$71	$90	$67
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	12	9
Amortization of investment tax credit	(1)	(2)	(2)
Federal and state tax reserves adjustments (a)	(8)	(9)	(12)
Federal and state income tax return adjustments (b) (c)	7	(4)	(1)
Depreciation not normalized (c)	(8)	(17)	(3)
Other	(2)	(2)	(1)
Total increase (decrease)	(3)	(22)	(10)
Total income tax expense	$68	$68	$57
Effective income tax rate	33.3%	26.5%	29.7%

(a)
In July 2010, the U.S. Tax Court ruled in PPL Electric's favor in a dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL Electric recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes.  The IRS did not appeal this decision.

PPL Electric recorded a tax benefit of $6 million during 2012 and 2011 and $7 million during 2010 to federal and state income tax reserves related to stranded cost securitization.
(b)
PPL Electric changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL Electric adopted the safe harbor method with the filing of its 2011 federal income tax return and recorded a $5 million adjustment to federal and state income tax expense resulting from the reversal of prior years' state income tax benefits related to regulated depreciation.

During 2011, PPL Electric recorded a $5 million federal and state income tax benefit as a result of filing its 2010 federal and state income tax returns.  Of this amount, $3 million in tax benefits related to the flow-through impact of Pennsylvania regulated 100% bonus tax depreciation.
(c)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in-service deadline is extended to January 1, 2013 for property that has a cost in excess of $1 million, has a production period longer than one year and has a tax life of at least ten years.  PPL Electric's tax deduction for 100% bonus depreciation was significantly lower in 2012 than in 2011.

	2012	2011	2010
Taxes, other than income
State gross receipts	$101	$109	$130
State utility realty (a)	2	(10)	5
State capital stock	1	4	2
Property and other	1	1	1
Total	$105	$104	$138

(a)	2011 includes PURTA tax that was refunded to PPL Electric customers in 2011.

(LKE)

The provision for LKE's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, VSCC, TRA and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2012	2011
Deferred Tax Assets
Net operating loss carryforward	$376	$318
Federal tax credit carryforwards	170	170
Regulatory liabilities	99	124
Accrued pension costs	42	67
State capital loss carryforward	5	5
Income taxes due to customers	26	30
Deferred investment tax credits	54	56
Other	41	30
Valuation allowances	(5)	(5)
Total deferred tax assets	808	795

	2012	2011
Deferred Tax Liabilities
Plant - net	1,171	986
Regulatory assets	152	180
Other	13	25
Total deferred tax liabilities	1,336	1,191
Net deferred tax liability	$528	$396

LKE expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, LKE had the following loss and tax credit carryforwards.

	2012	Expiration

Loss carryforwards
Federal net operating losses	$948	2028-2032
State net operating losses	1,173	2028-2032
State capital losses	119	2013-2016

Credit carryforwards
Federal investment tax credit	125	2025-2028
Federal alternative minimum tax credit	20	Indefinite
Federal - other	25	2016-2032
State - other	4	2022

Changes in deferred tax valuation allowances were:

	Balance at					Balance
	Beginning					at End
	of Period	Additions		Deductions		of Period

2012	$5					$5
2011	6			$1	(a)	5
2010	7	$6	(b)	7	(c)	6

(a)	Primarily related to the expiration of state capital loss carryforwards.
(b)	A valuation allowance was recorded against deferred tax assets for state capital loss carryforwards.
(c)	Related to release of a valuation allowance associated with federal capital loss carryforwards due to the LKE acquisition by PPL.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Income Tax Expense (Benefit)
Current - Federal	$(32)	$(71)	$(31)	$33
Current - State	2	6	4	11
Total Current Expense (Benefit)	(30)	(65)	(27)	44
Deferred - Federal	185	208	52	62
Deferred - State	15	16	1	5
Total Deferred Expense, excluding operating loss carryforwards	200	224	53	67
Investment tax credit, net - Federal	(6)	(6)	(1)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	(46)
Deferred - State	(12)
Total Tax Benefit of Operating Loss Carryforwards	(58)
Total income tax expense from continuing operations (a)	$106	$153	$25	$109

Total income tax expense - Federal	$101	$131	$20	$93
Total income tax expense - State	5	22	5	16
Total income tax expense from continuing operations (a)	$106	$153	$25	$109

(a)
Excludes current and deferred federal and state tax expense (benefit) recorded to Discontinued Operations of $(4) million in 2012, $(1) million in 2011, $1 million for the two month period ended December 31, 2010 and $(1) million for the ten month period ended October 31, 2010.  Also, excludes deferred federal and state tax expense (benefit) recorded to OCI of $(12) million in 2012, $(1) million in 2011, $3 million for the two month period ended December 31, 2010 and $(7) million for the ten month period ended October 31, 2010.

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$116	$147	$25	$105
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	15	2	9
Amortization of investment tax credit	(6)	(5)		(2)
Net operating loss carryforward (a)	(9)
Other	(1)	(4)	(2)	(3)
Total increase (decrease)	(10)	6		4
Total income tax expense from continuing operations	$106	$153	$25	$109
Effective income tax rate	32.0%	36.5%	35.7%	36.3%

(a)	During 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Taxes, other than income
Property and other	$46	$37	$2	$21
Total	$46	$37	$2	$21

(LG&E)

The provision for LG&E's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2012	2011
Deferred Tax Assets
Regulatory liabilities	$54	$65
Deferred investment tax credits	16	17
Income taxes due to customers	21	23
Other	9	10
Total deferred tax assets	100	115

Deferred Tax Liabilities
Plant - net	526	462
Regulatory assets	86	98
Accrued pension costs	27	19
Other	9	9
Total deferred tax liabilities	648	588
Net deferred tax liability	$548	$473

LG&E expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2012, LG&E had $22 million of state net operating loss carryforwards that expire in 2030.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Income Tax Expense (Benefit)
Current - Federal	$(2)	$12	$(4)	$32
Current - State	3	8	1	5
Total Current Expense (Benefit)	1	20	(3)	37
Deferred - Federal	65	52	12	21
Deferred - State	6	2	1	2
Total Deferred Expense	71	54	13	23
Investment tax credit, net - Federal	(3)	(3)		(2)
Total income tax expense (a)	$69	$71	$10	$58

Total income tax expense - Federal	$60	$61	$8	$51
Total income tax expense - State	9	10	2	7
Total income tax expense (a)	$69	$71	$10	$58

(a)	Excludes deferred federal and state tax expense recorded to OCI of $7 million for the ten month period ended October 31, 2010.

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$67	$68	$10	$58
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	7	1	4
Other	(3)	(4)	(1)	(4)
Total increase (decrease)	2	3
Total income tax expense	$69	$71	$10	$58
Effective income tax rate	35.9%	36.4%	34.5%	34.7%

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Taxes, other than income
Property and other	$23	$18	$1	$12
Total	$23	$18	$1	$12

(KU)

The provision for KU's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, VSCC, TRA and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2012	2011
Deferred Tax Assets
Regulatory liabilities	$45	$58
Deferred investment tax credits	38	39
Net operating loss carryforward	20
Income taxes due to customers	5	7
Accrued pension costs	(5)	9
Other	7	6
Total deferred tax assets	110	119

	2012	2011
Deferred Tax Liabilities
Plant - net	623	500
Regulatory assets	65	82
Other	5	16
Total deferred tax liabilities	693	598
Net deferred tax liability	$583	$479

KU expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2012, KU had $56 million of federal net operating loss carryforwards that expire in 2032.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Income Tax Expense (Benefit)
Current - Federal	$(20)	$(8)	$13	$46
Current - State	(1)	4	3	9
Total Current Expense (Benefit)	(21)	(4)	16	55
Deferred - Federal	111	101	4	20
Deferred - State	11	10		3
Total Deferred Expense, excluding operating loss carryforwards	122	111	4	23
Investment tax credit, net - Federal	(3)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal	(20)
Total Tax Benefit of Operating Loss Carryforwards	(20)
Total income tax expense (a)	$78	$104	$20	$78

Total income tax expense - Federal	$68	$90	$17	$66
Total income tax expense - State	10	14	3	12
Total income tax expense (a)	$78	$104	$20	$78

(a)	Excludes deferred federal and state tax (benefit) recorded to OCI of $1 million in 2012 and $(1) million for the ten month period ended October 31, 2010.

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$75	$99	$19	$77
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	9	2	8
Other	(3)	(4)	(1)	(7)
Total increase (decrease)	3	5	1	1
Total income tax expense	$78	$104	$20	$78
Effective income tax rate	36.3%	36.9%	36.4%	35.8%

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
Taxes, other than income
Property and other	$23	$19	$1	$9
Total	$23	$19	$1	$9

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits were as follows:

	2012	2011
PPL
Beginning of period	$145	$251
Additions based on tax positions of prior years	15	40
Reductions based on tax positions of prior years	(61)	(160)
Additions based on tax positions related to the current year	7	25
Reductions based on tax positions related to the current year	(3)	(4)
Settlements	(2)
Lapse of applicable statute of limitation	(9)	(10)
Effects of foreign currency translation		3
End of period	$92	$145

PPL Energy Supply
Beginning of period	$28	$183
Additions based on tax positions of prior years	4	1
Reductions based on tax positions of prior years	(2)
Reductions based on tax positions related to the current year		(1)
Derecognize unrecognized tax benefits (a)		(155)
End of period	$30	$28

PPL Electric
Beginning of period	$73	$62
Reductions based on tax positions of prior years	(43)
Additions based on tax positions related to the current year	5	22
Reductions based on tax positions related to the current year		(1)
Lapse of applicable statute of limitation	(9)	(10)
End of period	$26	$73

(a)
Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 9 for additional information on the distribution.

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant at December 31, 2012 and December 31, 2011.

At December 31, 2012, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$10	$90
PPL Energy Supply	1	30
PPL Electric	11	25

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

	2012	2011

PPL	$38	$41
PPL Energy Supply	13	13
PPL Electric	3	8

At December 31, the following receivable (payable) balances were recorded for interest related to tax positions.  The amounts for LKE, LG&E and KU were insignificant.

	2012	2011

PPL	$(16)	$(20)
PPL Energy Supply	17	2
PPL Electric	1	8

The following interest expense (benefit) was recognized in income taxes.  The amounts for LKE, LG&E and KU were insignificant.

	2012	2011	2010

PPL	$(4)	$27	$(39)
PPL Energy Supply	(4)	6	(30)
PPL Electric	(4)	(5)	(8)

PPL or its subsidiaries file tax returns in five major tax jurisdictions.  The income tax provisions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return.  Based on this tax sharing agreement, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  With few exceptions, at December 31, 2012, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

PPL
	PPL	Energy Supply	PPL Electric	LKE	LG&E	KU
U.S. (federal) (a)	1997 and prior	1997 and prior	1997 and prior	10/31/2010 and prior	10/31/2010 and prior	10/31/2010 and prior
Pennsylvania (state)	2008 and prior	2008 and prior	2008 and prior
Kentucky (state)	2008 and prior			2010 and prior	2010 and prior	2010 and prior
Montana (state)	2008 and prior	2008 and prior
U.K. (foreign)	2010 and prior

(a)
For LKE, LG&E and KU 2009, as well as the ten month period ending October 31, 2010, remain open under the standard three year statute of limitations; however, the IRS has completed its audit of these periods under the Compliance Assurance Process, effectively closing them to audit adjustments.  No issues remain outstanding.

Other (PPL and PPL Energy Supply)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for Pennsylvania operations.  PPL made the same change for its Montana operations for tax year 2009.  In 2011, the IRS issued guidance on repair expenditures related to network assets providing a safe harbor method of determining whether the repair expenditures can be currently deducted for tax purposes.  The IRS has not yet issued guidance to provide a safe harbor method related to generation property.  The IRS may assert and ultimately conclude that PPL's deduction for generation-related expenditures should be disallowed in whole or in part.  PPL believes that it has established an adequate reserve for this contingency.

Tax Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

On January 2, 2013, H.R. 8, The American Taxpayer Relief Act of 2012, was signed into law.  The most significant extension of tax relief under this Act applicable to PPL is the extension of bonus depreciation.  This provision extends the current 50% expensing provision for qualifying property purchased and placed in service before January 1, 2014 (before January 1, 2015 for certain longer-lived and transportation assets).  PPL is still evaluating the changes.  However, PPL does not expect that the changes related to this legislation will have a material impact on income tax expense.

6.  Utility Rate Regulation

Regulatory Assets and Liabilities

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

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including certain adjustments to exclude non-regulated investments and costs recovered separately through other rate mechanisms.  As such, LG&E and KU earn a return on the net cash invested in regulatory assets and regulatory liabilities.

As a result of purchase accounting requirements, certain fair value amounts related to contracts that had favorable or unfavorable terms relative to market were recorded on the Balance Sheets with an offsetting regulatory asset or liability.  LG&E and KU recover in customer rates the cost of coal contracts, power purchases and emission allowances.  As a result, management believes the regulatory assets and liabilities created to offset the fair value amounts at LKE's acquisition date meet the recognition criteria established by existing accounting guidance and eliminate any rate making impact of the fair value adjustments.  LG&E's and KU's customer rates will continue to reflect the original contracted prices for these contracts.

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

(PPL, PPL Electric, LKE, LG&E and KU)

The following tables provide information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$11	$6
Fuel adjustment clause	6	3
Other	2
Total current regulatory assets	$19	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$730	$615	$362	$276
Taxes recoverable through future rates	293	289	293	289
Storm costs	168	154	59	31
Unamortized loss on debt	96	110	65	77
Interest rate swaps	67	69
Accumulated cost of removal of utility plant	71	53	71	53
Coal contracts (a)	4	11
AROs	26	18
Other	28	30	3	3
Total noncurrent regulatory assets	$1,483	$1,349	$853	$729

Current Regulatory Liabilities:
Generation supply charge	$27	$42	$27	$42
ECR	4	7
Gas supply clause	4	6
Transmission service charge	6	2	6	2
Transmission formula rate		5		5
Universal Service Rider	17	1	17	1
Other	3	10	2	3
Total current regulatory liabilities	$61	$73	$52	$53

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$679	$651
Coal contracts (a)	141	180
Power purchase agreement - OVEC (a)	108	116
Net deferred tax assets	34	39
Act 129 compliance rider	8	7	$8	$7
Defined benefit plans	17	9
Interest rate swaps	14
Other	9	8
Total noncurrent regulatory liabilities	$1,010	$1,010	$8	$7

	LKE		LG&E		KU
	2012	2011	2012	2011	2012	2011

Current Regulatory Assets:
Gas supply clause	$11	$6	$11	$6
Fuel adjustment clause	6	3	6	3
Other	2		2
Total current regulatory assets	$19	$9	$19	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$368	$339	$232	$225	$136	$114
Storm costs	109	123	59	66	50	57
Unamortized loss on debt	31	33	20	21	11	12
Interest rate swaps	67	69	67	69
Coal contracts (a)	4	11	2	5	2	6
AROs	26	18	15	11	11	7
Other	25	27	5	6	20	21
Total noncurrent regulatory assets	$630	$620	$400	$403	$230	$217

Current Regulatory Liabilities:
ECR	$4	$7			$4	$7
Gas supply clause	4	6	$4	$6
Other	1	7		4	1	3
Total current regulatory liabilities	$9	$20	$4	$10	$5	$10

	LKE		LG&E		KU
	2012	2011	2012	2011	2012	2011
Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$679	$651	$297	$286	$382	$365
Coal contracts (a)	141	180	61	78	80	102
Power purchase agreement - OVEC (a)	108	116	75	80	33	36
Net deferred tax assets	34	39	28	31	6	8
Defined benefit plans	17	9			17	9
Interest rate swaps	14		7		7
Other	9	8	3	3	6	5
Total noncurrent regulatory liabilities	$1,002	$1,003	$471	$478	$531	$525

(a)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

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

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric's energy efficiency and conservation plan was approved by a PUC order in October 2009.  The order allows PPL Electric to recover the maximum $250 million cost of the program ratably over the life of the plan, from January 1, 2010 through May 31, 2013.  The plan includes programs intended to reduce electricity consumption.  The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs.  The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider.  The actual program costs are reconcilable, and any over- or under-recovery from customers will be refunded or recovered at the end of the program.  See below under "Regulatory Matters - Pennsylvania Activities" for additional information on Act 129.

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

Transmission Formula Rates

PPL Electric's transmission revenues are billed in accordance with a FERC-approved open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is based on prior year expenditures and forecasted current calendar year transmission plant additions.  An adjustment to the prior year expenditures is recorded as a regulatory asset or liability.

(PPL, PPL Electric, LKE, LG&E and KU)

Defined Benefit Plans

Recoverable costs of defined benefit plans represent the portion of unrecognized transition obligation, prior service cost and net actuarial losses that will be recovered in defined benefit plans expense through future base rates based upon established regulatory practices and are amortized over the average service lives of plan participants.  These regulatory assets and liabilities are adjusted at least annually or whenever the funded status of defined benefit plans is re-measured.  Of the regulatory asset and liability balances recorded, costs of $60 million for PPL, $22 million for PPL Electric, $38 million for LKE, $24 million for LG&E and $14 million for KU are expected to be amortized into net periodic defined benefit costs in 2013.

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

Accumulated Cost of Removal of Utility Plant

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

(PPL, LKE, LG&E and KU)

ECR

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements which apply to coal combustion wastes and by-products from coal-fired electric generating facilities.  The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period.  The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered within 12 months.  LG&E and KU are authorized to receive a 10.63% and 10.10% return on projects associated with the 2009 and 2011 compliance plans.  As a result of the settlement agreement in the 2012 rate case, beginning in 2013, LG&E and KU will receive a 10.25% return on all ECR projects included in the 2009 and 2011 compliance plans.

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

Fuel Adjustment Clauses

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

KU also employs a levelized fuel factor mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs.  The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the coming year plus an adjustment for any under- or over-recovery of fuel expenses from the prior year.  The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

Interest Rate Swaps

(PPL, LKE and LG&E)

Because realized amounts associated with LG&E's interest rate swaps, including a terminated swap contract, are recoverable through rates based on an order from the KPSC, LG&E's unrealized gains and losses are recorded as a regulatory asset or liability until they are realized as interest expense.  Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures through 2033.  Amortization of the gain/loss related to the terminated swap contract is recovered through 2035, as approved by the KPSC.

(LKE and LG&E)

In the third quarter of 2010, LG&E recorded a pre-tax gain to reverse previously recorded losses of $21 million and $9 million to reflect the reclassification of its ineffective swaps and terminated swap to regulatory assets based on an order from the KPSC in the 2010 rate case whereby the cost of LG&E's terminated swap was allowed to be recovered in base rates.  Previously, gains and losses on interest rate swaps designated as effective cash flow hedges were recorded within OCI and common equity.  The gains and losses on the ineffective portion of interest rate swaps designated as cash flow hedges were recorded to earnings monthly, as was the entire change in the market value of the ineffective swaps.

(PPL, LKE, LG&E and KU)

In November 2012, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedge the interest payments on new debt that is expected to be issued in 2013.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  LG&E and KU believe that realized gains and losses from the swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives have been reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt.  See Note 19 for additional information related to the forward-starting interest rate swaps.

AROs

As discussed in Note 1, the accretion and depreciation related to LG&E's and KU's AROs are offset with a regulatory credit on the income statement, such that there is no earnings impact.  When an asset with an ARO is retired, the related ARO regulatory asset created by the regulatory credit is offset against the associated regulatory liability, PP&E and ARO liability.

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LKE, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LKE, LG&E and KU with offsets to regulatory liabilities.  The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition.

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

Regulatory Matters

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

In June 2012, LG&E and KU filed requests with the KPSC for increases in annual base electric rates of approximately $62 million at LG&E and approximately $82 million at KU and an increase in annual base gas rates of approximately $17 million at LG&E.  In November 2012, LG&E and KU along with all of the parties filed a unanimous settlement agreement.  Among other things, the settlement provided for increases in annual base electric rates of $34 million at LG&E and $51 million at KU and an increase in annual base gas rates of $15 million at LG&E.  The settlement agreement also included revised depreciation rates that result in reduced annual electric depreciation expense of approximately $9 million for LG&E and approximately $10 million for KU.  The settlement agreement included an authorized return on equity at LG&E and KU of 10.25%.  On December 20, 2012, the KPSC issued orders approving the provisions in the settlement agreement.  The new rates became effective on January 1, 2013.  In addition to the increased base rates, the KPSC approved a gas line tracker mechanism for LG&E to provide for recovery of costs associated with LG&E's gas main replacement program, gas service lines and risers.

Independent Transmission Operators

In September 2012, LG&E and KU completed the transition of their independent transmission operator contractual arrangements from Southwest Power Pool, Inc. to TranServ International, Inc.  This change had previously received approvals of the FERC and the KPSC.

(PPL, LKE and LG&E)

CPCN Filing

In October 2012, LG&E filed an application with the KPSC to construct a new wet scrubber to serve Unit 3 at the Mill Creek Generating Station.  The application partially modifies the existing authority granted by the KPSC in 2011, which authorized LG&E to build two new scrubbers to serve Mill Creek Units 1 and 2 and another to serve Mill Creek Unit 4.  Additionally, authority was granted allowing the Mill Creek Unit 3 to be served by the existing Unit 4 scrubber.  The CPCN sought approval to construct a new wet scrubber on Mill Creek Unit 3 instead of utilizing the Unit 4 scrubber.  In February 2013, LG&E received the requested KPSC approval to construct a new wet scrubber to serve Unit 3 at the Mill Creek Generating Station.

Storm Costs

In August 2011, a strong storm hit LG&E's service area causing significant damage and widespread outages for approximately 139,000 customers.  LG&E filed an application with the KPSC in September 2011, requesting approval of a regulatory asset recorded to defer, for future recovery, $8 million in incremental operation and maintenance expenses related to the storm restoration.  An order was received in December 2011 granting the request.  On December 20, 2012, the KPSC in the approval of the unanimous rate case settlement agreement, authorized regulatory asset recovery effective January 1, 2013, over a five year period.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

In March 2012, PPL Electric filed a request with the PUC to increase distribution rates by approximately $105 million, effective January 1, 2013.  In its December 28, 2012 final order, the PUC approved a 10.4% return on equity and a total distribution revenue increase of about $71 million.  The approved rates became effective January 1, 2013.

Also, in its December 28, 2012 final order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider within 90 days following the order.  PPL Electric plans to file a proposed Storm Damage Expense Rider with the PUC and, as part of that filing, request recovery of the $28 million of qualifying storm costs incurred as a result of the October 2012 landfall of Hurricane Sandy.  See "Storm Costs" below for additional information regarding Hurricane Sandy.

ACT 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are exposed to significant penalties.

Under Act 129, EDCs must file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to reduce overall electricity consumption by 1.0% by May 2011 and, by May 2013, reduce overall electricity consumption by 3.0% and reduce peak demand by 4.5%.  The peak demand reduction must occur for the 100 hours of highest demand, which is determined by actual demand reduction during the June 2012 through September 2012 period.  EDCs will be able to recover the costs (capped at 2.0% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan, and in March 2012 confirmed that PPL Electric met the 2011 requirement.  PPL Electric will determine if it met the peak demand reduction target and the May 2013 energy reduction target after it completes the final program evaluation on November 5, 2013.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with individual consumption reduction targets for each EDC.  PPL Electric's reduction target is 2.1%.  The PUC did not establish demand reduction targets for the Phase II program.  PPL Electric filed its Phase II EE&C Plan with the PUC on November 15, 2012 and the PUC is expected to issue its decision in March 2013. Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  The DSP will be able to recover the costs associated with a competitive procurement plan.

The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric concluded all competitive solicitations to procure power for its PLR obligations under that plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.  PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  In its January 24, 2013 final order, the PUC approved PPL Electric's plan with modifications and directed PPL Electric to establish collaborative processes to address several retail competition issues.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations.  PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  In compliance with the order, in the third quarter of 2010, PPL Electric submitted a revised plan with a cost estimate of $38 million to be incurred over a five-year period, beginning in 2009, and filed its Section 1307(e) cost recovery mechanism, the Smart Meter Rider (SMR) to recover these costs beginning January 1, 2011.  In December 2010, the PUC approved PPL Electric's SMR which reflects the costs of its smart meter program plus a return on its Smart Meter investments.  The SMR, which became effective January 1, 2011, contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to or collected from customers in the subsequent year.  In August 2011, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter plan in 2011 and its planned actions for 2012.  PPL Electric also submitted revised SMR charges which became effective January 1, 2012.  In August 2012, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter plan in 2012 and its planned actions for 2013.  PPL Electric also submitted revised SMR charges which became effective January 1, 2013.

PUC Investigation of Retail Electricity Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for this phase of the investigation focused primarily on default service issues.  Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  In December 2011, the PUC issued a final order providing guidance to EDCs on the design of their next default service procurement plan filings.  In December 2011, the PUC also issued a tentative order proposing an intermediate work plan to address issues raised in the investigation.  In March 2012, the PUC entered a final order on the intermediate work plan, issued three possible models for the default service "end state" and held a hearing regarding those three models.  In September 2012, the PUC issued a Secretarial Letter setting forth an "RMI End State Proposal" for discussion.  The PUC issued a tentative implementation order in early November 2012, following which parties had 30 days to provide comment.  PPL Electric and PPL EnergyPlus filed joint comments.  A final implementation order was issued on February 15, 2013.  Although the final implementation order contains provisions that will require numerous modifications to PPL Electric's current default service model for retail customers, those modifications are not expected to have a material adverse effect on PPL Electric's results of operations.

Legislation - Regulatory Procedures and Mechanisms

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.  In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.  The PUC approved the LTIIP on January 10, 2013 and PPL Electric filed a petition requesting permission to establish a DSIC on January 15, 2013, with rates proposed to be effective beginning May 1, 2013.

Storm Costs

During 2012, PPL Electric experienced several PUC-reportable storms, including Hurricane Sandy, resulting in total restoration costs of $81 million, of which $61 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  In particular, in late October 2012, PPL Electric experienced widespread significant damage to its distribution network from Hurricane Sandy resulting in total restoration costs of $66 million, of which $50 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric had storm insurance coverage, the costs incurred from Hurricane Sandy exceeded the policy limits.  Probable insurance recoveries recorded during 2012 were $18.25 million, of which $14 million were included in "Other operation and maintenance" on the Statement of Income.  PPL Electric recorded a regulatory asset of $28 million in December 2012 (offset to "Other operation and maintenance" on the Statement of Income).  In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Sandy.  See "Rate Case Proceeding" above for information regarding PPL Electric's plan to file a proposed Storm Damage Expense Rider with the PUC.

PPL Electric experienced several PUC-reportable storms during 2011 including Hurricane Irene and a late October snow storm.  Total restoration costs were $84 million, of which $54 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric had storm insurance coverage with a PPL affiliate, the costs associated with the unusually high number of PUC-reportable storms exceeded policy limits.  Probable insurance recoveries recorded during 2011 were $26.5 million, of which $16 million were included in "Other operation and maintenance" on the Statements of Income.  In December 2011, PPL Electric received orders from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Irene and a late October 2011 snowstorm.  PPL Electric recorded a regulatory asset of $25 million in December 2011 (offset to "Other operation and maintenance" on the Statement of Income).  The PUC granted PPL Electric's recovery of the 2011 storm costs in its final order in the 2012 rate case.  Recovery began in January 2013 and will continue over a five year period.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.

PPL Electric has initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update has been subsequently challenged by a group of municipal customers, which challenges have been opposed by PPL Electric.  In August 2011, the FERC issued an order substantially rejecting the 2010 formal challenge and the municipal customers filed a request for rehearing of that order.  In September 2012, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues raised in the 2010 and 2011 formal challenges.  Settlement conferences were held in late 2012 and early 2013.  In February 2013, the FERC set for evidentiary hearings and settlement judge procedures a number of issues in the 2012 formal challenge and consolidated that challenge with the 2010 and 2011 challenges.  PPL Electric anticipates that there will be additional settlement conferences held in 2013.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

In March 2012, PPL Electric filed a request with the FERC seeking recovery of its regulatory asset related to the deferred state tax liability that existed at the time of the transition from the flow-through treatment of state income taxes to full normalization.  This change in tax treatment occurred in 2008 as a result of prior FERC initiatives that transferred regulatory jurisdiction of certain transmission assets from the PUC to FERC.  At December 31, 2012 and 2011, $52 million and $53 million respectively, are classified as taxes recoverable through future rates and included on the Balance Sheets in "Other Noncurrent Assets - Regulatory assets."  In May 2012, the FERC issued an order approving PPL Electric's request to recover the deferred tax regulatory asset over a 34-year period beginning June 1, 2012.

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

WPD had a $94 million liability recorded at December 31, 2012, compared with $170 million at December 31, 2011, related to the close-out of line losses for the prior price control period, DPCR4.  Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  In October 2011, Ofgem issued a consultation paper citing two potential changes to the methodology, both of which would result in a reduction of the liability.  In March 2012, Ofgem issued a decision regarding the preferred methodology.  In July 2012, Ofgem issued a consultation paper regarding certain aspects of the preferred methodology as it relates to the DPCR4 line loss incentive/penalty and a proposal to delay the target date for making a final decision until April 2013.  In October 2012, a license modification was issued to allow Ofgem to publish the final decisions on these matters by April 2013.  In November 2012, Ofgem issued an additional consultation on the final DPCR4 line loss close-out that published values for each DNO and further indicated the preferred methodology that would replace the methodology under WPD's licenses.  Based on applying the preferred methodology for DPCR4, the liability was reduced by $79 million, with a credit recorded in "Utility" on the Statement of Income, to reflect what WPD expects to be the final close-out settlement under Ofgem's preferred methodology.  This consultation also confirmed the final decisions will be published by April 2013.  In February 2013, Ofgem issued additional consultation proposing to delay the April 2013 decision date.  PPL cannot predict when this matter will be resolved.

Ofgem also stated in the November 2012 consultation that the line loss incentive implemented at the last rate review will be withdrawn and no incentive will apply for the DPCR5 period.  That decision resulted in the elimination of the DPCR5 liability of $11 million, with a credit recorded in "Utility" on the Statement of Income.

European Market Infrastructure Regulation

Regulation No. 648/2012 of the European Parliament and of the Council, commonly referred to as the European Market Infrastructure Regulation (EMIR), entered into force on August 16, 2012 and the European Commission adopted most of the Regulatory Technical Standards without modification in December 2012.  The EMIR establishes certain transaction clearing and other recordkeeping requirements for parties to over-the-counter derivatives transactions.  Included in the derivative transactions that are subject to EMIR are certain interest rate and currency derivative contracts utilized by WPD.  Generally, WPD is expected to qualify under the EMIR as a non-financial counterparty to the transactions in which it engages and further to qualify for certain exemptions that will relieve WPD from the mandatory clearing obligations imposed by the EMIR.  Although the EMIR will potentially impose significant additional recordkeeping requirements on WPD, the effect of the EMIR is not currently expected to have a significant adverse impact on WPD's financial condition or results of operation.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants maintain credit facilities to enhance liquidity, provide credit support, and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities of PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL and the credit facilities of LG&E and KU also apply to LKE.  The following credit facilities were in place at:

	December 31, 2012					December 31, 2011
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backup	Capacity	(a)	Backup
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b) (c) (f)	Jan. 2013	£150	£106	n/a	£44	£111	n/a
WPD (South West)
Syndicated Credit Facility (c) (f)	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility (c) (d) (f)	Apr. 2016	300			300		£70
WPD (West Midlands)
Syndicated Credit Facility (c) (d) (f)	Apr. 2016	300			300		71
Uncommitted Credit Facilities		84		£4	80		3
Total WPD Credit Facilities (e)		£1,079	£106	£4	£969	£111	£144

PPL Energy Supply
Syndicated Credit Facility (f) (g) (h)	Nov. 2017	$3,000		$499	$2,501		$541
Letter of Credit Facility (k)	Mar. 2013	200	n/a	132	68	n/a	89
Uncommitted Credit Facilities (h)		200	n/a	40	160	n/a	n/a
Total PPL Energy Supply
Credit Facilities		$3,400		$671	$2,729		$630

	December 31, 2012					December 31, 2011
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backup	Capacity	(a)	Backup
PPL Electric
Syndicated Credit Facility (f) (h)	Oct. 2017	$300		$1	$299		$1
Asset-backed Credit Facility (i)	Sept 2013	100		n/a	100		n/a
Total PPL Electric Credit Facilities		$400		$1	$399		$1

LG&E
Syndicated Credit Facility (f) (h)	Nov. 2017	$500		55	$445

KU
Syndicated Credit Facility (f) (h)	Nov. 2017	$400		$70	$330
Letter of Credit Facility (f) (h) (j)	Apr. 2014	198		198		n/a	$198
Total KU Credit Facilities		$598		$268	$330		$198

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.
(b)	In December 2012, the PPL WW credit facility was subsequently replaced with a credit facility expiring in December 2016 and the capacity was increased to £210 million.
(c)
The facilities contain financial covenants that require the company to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(d)	Under these facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.
(e)
The total amounts borrowed at December 31, 2012 and 2011 were USD-denominated borrowings of $171 million and $178 million, which equated to £106 million and £111 million at the time of the borrowings.  The interest rates at December 31, 2012 and 2011 were 0.8452% and 1.05%.  At December 31, 2012, the unused capacity of WPD's credit facilities was approximately $1.6 billion.

(f)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(g)
In October 2010, PPL Energy Supply borrowed $3.2 billion under this facility in order to enable a subsidiary to make loans to certain affiliates to provide interim financing of amounts required by PPL to partially fund PPL's acquisition of LKE.  Such borrowing bore interest at 2.26% and was refinanced primarily through the issuance of long-term debt by LKE, LG&E and KU and the use of internal funds.  This borrowing and related payments were included in "Net increase (decrease) in short-term debt" on the Statement of Cash Flows.

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
(h)
The facilities contain a financial covenant requiring debt to total capitalization not to exceed 65% for PPL Energy Supply and 70% for PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants.  Additionally, as it relates to the syndicated credit facilities and subject to certain conditions, PPL Energy Supply may request that its facility's capacity be increased by up to $500 million and PPL Electric and KU each may request up to a $100 million increase in its facility's' capacity.

(i)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At December 31, 2012 and December 31, 2011, $238 million and $251 million of accounts receivable and $106 million and $98 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at December 31, 2012, the amount available for borrowing under the facility was $100 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.
(j)	KU's letter of credit facility agreement allows for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.
(k)	In February 2013, PPL Energy Supply extended the expiration date of the agreement to March 2014 and, effective April 2013, the capacity will be reduced to $150 million.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At December 31, 2012, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees, which had an aggregate carrying value of $2.7 billion at December 31, 2012.  The facility expires in November 2017, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at December 31, 2012.

In April 2012, PPL Energy Supply increased the capacity of its commercial paper program from $500 million to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At December 31, 2012 and 2011, PPL Energy Supply had $356 million and $400 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at weighted-average interest rates of 0.50% and 0.53%.

(PPL and PPL Electric)

In May 2012, PPL Electric increased the capacity of its commercial paper program from $200 million to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  PPL Electric had no commercial paper outstanding at December 31, 2012.

(PPL, LKE, LG&E and KU)

In February 2012, LG&E and KU each established a commercial paper program for up to $250 million to provide an additional financing source to fund their short-term liquidity needs.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  At December 31, 2012, LG&E had $55 million of commercial paper outstanding at a weighted-average interest rate of 0.42% and KU had $70 million of commercial paper outstanding at a weighted-average interest rate of 0.42%, included in "Short-term debt" on the Balance Sheet.

(PPL Energy Supply, LKE, LG&E and KU)

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

In accordance with the terms of the 2011 Bridge Facility, PPL Capital Funding's borrowings of £1.75 billion were repaid with approximately $2.8 billion of proceeds received from PPL's issuance of common stock and 2011 Equity Units in April 2011.  In April 2011, PPL WEM repaid £650 million of its 2011 Bridge Facility borrowing.  Such repayment was funded primarily with proceeds received from PPL WEM's issuance of senior notes.  In May 2011, PPL WEM repaid the remaining £1.2 billion of borrowings then-outstanding under the 2011 Bridge Facility, primarily with the proceeds from senior notes issued by WPD (East Midlands) and WPD (West Midlands).

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

Long-term Debt (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

	Weighted-Average		December 31,
	Rate	Maturities	2012	2011
PPL
U.S.
Senior Unsecured Notes (a)	4.66%	2013 - 2038	$4,506	$3,805
Senior Secured Notes/First Mortgage Bonds (b) (c) (d) (e)	4.19%	2013 - 2041	5,587	5,111
Junior Subordinated Notes	4.89%	2018 - 2067	2,608	2,608
Other	6.95%	2014 - 2020	15	15
Total U.S. Long-term Debt			12,716	11,539

U.K.
Senior Unsecured Notes (f)	5.71%	2016 - 2040	6,111	5,862
Index-linked Senior Unsecured Notes (g)	1.85%	2043 - 2056	608	581
Total U.K. Long-term Debt (h)			6,719	6,443
Total Long-term Debt Before Adjustments			19,435	17,982

Fair market value adjustments			78	65
Unamortized premium and (discount), net			(37)	(54)
Total Long-term Debt			19,476	17,993
Less current portion of Long-term Debt			751
Total Long-term Debt, noncurrent			$18,725	$17,993

PPL Energy Supply
Senior Unsecured Notes (a)	5.50%	2013 - 2038	$2,581	$2,581
Senior Secured Notes (b)	8.31%	2013 - 2025	663	437
Other	6.00%	2020	5	5
Total Long-term Debt Before Adjustments			3,249	3,023

Fair market value adjustments			22
Unamortized premium and (discount), net			1	1
Total Long-term Debt			3,272	3,024
Less current portion of Long-term Debt			751
Total Long-term Debt, noncurrent			$2,521	$3,024

PPL Electric
Senior Secured Notes/First Mortgage Bonds (c) (d)	4.60%	2015 - 2041	$1,964	$1,714
Other	7.38%	2014	10	10
Total Long-term Debt Before Adjustments			1,974	1,724

Unamortized discount			(7)	(6)
Total Long-term Debt			$1,967	$1,718

LKE
Senior Unsecured Notes	3.31%	2015 - 2021	$1,125	$1,125
Senior Secured Notes/First Mortgage Bonds (c) (e)	3.00%	2015 - 2040	2,960	2,960
Total Long-term Debt Before Adjustments			4,085	4,085

Fair market value adjustments			7	7
Unamortized discount			(17)	(19)
Total Long-term Debt			$4,075	$4,073

LG&E
Senior Secured Notes/First Mortgage Bonds (c) (e)	2.49%	2015 - 2040	$1,109	$1,109
Total Long-term Debt Before Adjustments			1,109	1,109

Fair market value adjustments			6	6
Unamortized discount			(3)	(3)
Total Long-term Debt			$1,112	$1,112

KU
Senior Secured Notes/First Mortgage Bonds (c) (e)	3.30%	2015 - 2040	$1,851	$1,851
Total Long-term Debt Before Adjustments			1,851	1,851

Fair market value adjustments			1	1
Unamortized discount			(10)	(10)
Total Long-term Debt			$1,842	$1,842

(a)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPS).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer or (b) repurchase by PPL Energy Supply.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

(b)	Includes lease financing consolidated through a VIE. See Note 22 for additional information.
(c)
Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  The carrying value of PPL Electric's property, plant and equipment was approximately $4.3 billion and $3.9 billion at December 31, 2012 and 2011.

LG&E's first mortgage bonds are secured by the lien of the LG&E 2010 Mortgage Indenture, which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas.  The aggregate carrying value of the property subject to the lien was $2.7 billion and $2.6 billion at December 31, 2012 and December 31, 2011.

KU's first mortgage bonds are secured by the lien of the KU 2010 Mortgage Indenture, which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity.  The aggregate carrying value of the property subject to the lien was $4.4 billion and $4.1 billion at December 31, 2012 and December 31, 2011.
(d)
Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric.  These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds.  These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (c) above.  This amount includes $224 million that may be redeemed at par beginning in 2015 and $90 million that may be redeemed, in whole or in part, at par beginning in October 2020 and are subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.

(e)
Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds.  The first mortgage bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds.  These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (c) above.  The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU.  The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate.

At December 31, 2012, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $321 million for LKE, comprised of $294 million and $27 million for LG&E and KU.  At December 31, 2012, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $604 million for LKE, comprised of $280 million and $324 million for LG&E and KU.

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

Certain variable rate tax-exempt revenue bonds totaling $348 million at December 31, 2012, are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(f)
Includes £225 million ($361 million at December 31, 2012) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(g)
The principal amount of the notes issued by WPD (South West) and WPD (East Midlands) are adjusted based on changes in a specified index, as detailed in the terms of the related indentures.  The adjustment to the principal amounts from 2011 to 2012 was an increase of approximately £9 million ($14 million) resulting from inflation.  In addition, this amount includes £225 million ($361 million at December 31, 2012) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(h)
Includes £3.3 billion ($5.3 billion at December 31, 2012) of notes that may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's, S&P or Fitch) or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.

None of the outstanding debt securities noted above have sinking fund requirements.  The aggregate maturities of long-term debt for the periods 2013 through 2017 and thereafter are as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

2013	$751	$751
2014	328	318	$10
2015	1,317	317	100	$900	$250	$250
2016	828	368
2017	118	18
Thereafter	16,093	1,477	1,864	3,185	859	1,601
Total	$19,435	$3,249	$1,974	$4,085	$1,109	$1,851

Long-term Debt and Equity Securities Activities

(PPL)

In April 2012, PPL made a registered underwritten public offering of 9.9 million shares of its common stock.  In conjunction with that offering, the underwriters exercised an option to purchase 591 thousand additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 9.9 million shares of PPL common stock.  Settlement of these initial forward sale agreements will occur no later than April 2013.  As a result of the underwriters' exercise of the overallotment option, PPL entered into additional forward sale agreements covering the 591 thousand additional shares of PPL common stock.  Settlement of the subsequent forward sale agreements will occur no later than July 2013.  Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the forward counterparties shares of its common stock in exchange for cash proceeds per share equal to the forward sale price.  The forward sale price will be calculated based on an initial forward price of $27.02 per share reduced during the period the contracts are outstanding as specified in the forward sale agreements.  PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreements.

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

In October 2012, PPL Capital Funding issued $400 million of 3.50% Senior Notes due 2022.  The notes may be redeemed at PPL Capital Funding's option any time prior to maturity at make-whole redemption prices.  PPL Capital Funding received proceeds of $397 million, net of a discount and underwriting fees, which were used to repay short-term debt obligations, including commercial paper borrowings and for general corporate purposes.

(PPL and PPL Energy Supply)

In April 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 10 for information on the transaction and the long-term debt of PPL Ironwood, LLC assumed through consolidation as part of the acquisition.

In February 2013, PPL Energy Supply completed an exchange offer to exchange up to all, but not less than a majority, of 8.857% Senior Secured Bonds due 2025 of its wholly owned subsidiary, PPL Ironwood (the "Ironwood Bonds") for newly issued PPL Energy Supply Senior Notes, Series 4.60% due 2021.  A total of $167 million aggregate principal amount of outstanding Ironwood Bonds was exchanged for $212 million aggregate principal amount of PPL Energy Supply Senior Notes, Series 4.60% due 2021.

(PPL and PPL Electric)

See Note 3 for information regarding PPL Electric's June 2012 redemption of all 2.5 million shares of its 6.25% Series Preference Stock, par value $100 per share.

In August 2012, PPL Electric issued $250 million of 2.50% First Mortgage Bonds due 2022.  The notes may be redeemed at PPL Electric's option any time prior to maturity at make-whole redemption prices.  PPL Electric received proceeds of $247 million, net of a discount and underwriting fees.  The net proceeds were used to repay short-term debt incurred to fund PPL Electric's redemption of its 6.25% Series Preference Stock in June 2012 and for other general corporate purposes.

(PPL and LKE)

In June 2012, LKE completed an exchange of $250 million of 4.375% Senior Notes due 2021 issued in September 2011 in a transaction not registered under the Securities Act of 1933, for similar securities that were issued in a transaction registered with the SEC.

(PPL)

2011 Equity Units

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

In the financial statements, the proceeds from the sale of the 2010 Equity Units were allocated to the 2018 Notes and the 2010 Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2018 Notes were recorded at $1.150 billion, which approximated fair value, as long-term debt.  At the time of issuance, the present value of the contract adjustment payments of $157 million was recorded to other liabilities, representing the obligation to make contract adjustment payments, with an offsetting reduction to additional paid-in capital for the issuance of the 2010 Purchase Contracts, which approximated the fair value of each.  The liability is being accreted through interest expense over the three-year term of the 2010 Purchase Contracts.  The initial valuation of the contract adjustment payments is considered a non-cash transaction that was excluded from the Statement of Cash Flows in 2010.  Costs to issue the 2010 Equity Units were primarily allocated on a relative cost basis, resulting in $29 million being recorded to "Additional paid-in capital" and $7 million being recorded to "Other noncurrent assets" on the Balance Sheet.  See Note 4 for EPS considerations related to the 2010 Purchase Contracts.

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

Distributions, Capital Contributions and Related Restrictions

(PPL)

In November 2012, PPL declared its quarterly common stock dividend, payable January 2, 2013, at 36.0 cents per share (equivalent to $1.44 per annum).  In February 2013, PPL declared its quarterly common stock dividend, payable April 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067.  Subject to certain exceptions, PPL may not declare or pay any dividend or distribution on its capital stock until any deferred interest payments on its 4.625% Junior Subordinated Notes due 2018 and its 4.32% Junior Subordinated Notes due 2019 have been paid and deferred contract adjustment payments on PPL's Purchase Contracts have been paid.  At December 31, 2012, no payments were deferred on any series of junior subordinated notes or the Purchase Contracts.

(PPL, PPL Electric, LKE, LG&E and KU)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders.  The net assets of certain PPL subsidiaries are subject to legal restrictions.  LKE primarily relies on dividends from its subsidiaries to fund its dividends to PPL.  LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account."  The meaning of this limitation has never been clarified under the Federal Power Act.  LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes.  In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL.  In May 2012, FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization.  Accordingly, at December 31, 2012, net assets of $2.3 billion ($893 million for LG&E and $1.4 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $2.3 billion ($917 million for LG&E and $1.4 billion for KU) were available for payment of dividends to LKE.  LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement.  In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC.  There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric.  However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

(PPL and PPL Energy Supply)

The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends.  At this time, PPL believes that these covenants will not limit PPL's or PPL Energy Supply's ability to operate as desired and will not affect their ability to meet any of their cash obligations.

(PPL)

WPD subsidiaries have financing arrangements that limit their ability to pay dividends.  However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following distributions and capital contributions occurred in 2012:

	PPL Energy	PPL
	Supply	Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$787	$95	$155	$75	$100
Capital contributions received from parent/member	563	150

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See Note 9 for information on PPL Energy Supply's 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, which was presented as discontinued operations by PPL Energy Supply, and the sales of businesses in 2011 and prior years that were presented as discontinued operations by PPL, PPL Energy Supply and LKE.  See Note 10 for information on PPL's and PPL Energy Supply's 2012 Ironwood Acquisition and PPL's 2011 acquisition of WPD Midlands and 2010 acquisition of LKE.

(PPL, LKE, LG&E and KU)

Acquisition

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

Development

Cane Run Unit 7 Construction

In September 2011, LG&E and KU filed a CPCN with the KPSC requesting approval to build Cane Run Unit 7.  In May 2012, the KPSC issued an order approving the request.  LG&E will own a 22% undivided interest, and KU will own a 78% undivided interest in the new generating unit.  A formal request for recovery of the costs associated with the construction was not included in the CPCN filing with the KPSC but is expected to be included in future rate proceedings.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring five older coal-fired electric generating units at the Cane Run and Green River plants, which have a combined summer capacity rating of 726 MW.  In addition, KU retired the remaining 71 MW unit at the Tyrone plant in February 2013.

Future Capacity Needs

In addition to the construction of a combined cycle gas unit at the Cane Run station, LG&E and KU continue to assess future capacity needs.  As a part of the assessment, LG&E and KU issued an RFP in September 2012 for up to 700 MW of capacity beginning as early as 2015.

(PPL and PPL Energy Supply)

Hydroelectric Expansion Projects

In 2009, in light of the availability of tax incentives and potential federal loan guarantees for renewable projects contained in the Economic Stimulus Package, PPL Energy Supply filed an application with the FERC to expand capacity at its Holtwood hydroelectric plant, which the FERC approved.  The project's expected cost is $443 million.  Construction continues on the project, with commercial operations scheduled to begin in 2013.  At December 31, 2012, expected remaining expenditures are $84 million.

In 2009, PPL Montana received FERC approval for its request to redevelop the Rainbow hydroelectric facility at Great Falls, Montana.  The project's expected cost is $209 million.  Commercial operations is scheduled to begin in 2013.  At December 31, 2012, expected remaining expenditures were insignificant.

PPL Energy Supply believes that it is qualified for either investment tax credits or Treasury grants for the projects at the Holtwood and Rainbow facilities.  PPL Energy Supply has recognized investment tax credits and continues to evaluate whether to seek Treasury grants in lieu of the credits.  During 2012, 2011 and 2010, PPL Energy Supply recorded deferred investment tax credits of $40 million, $52 million and $52 million.  PPL Energy Supply anticipates recognizing an additional $23 million in investment tax credits for tax year 2013.  These credits reduce PPL Energy Supply's tax liability and will be amortized over the life of the related assets.

Bell Bend COLA

In 2008, a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  PPL Bell Bend continues to respond to questions from the NRC regarding technical and site specific information provided in the initial COLA and subsequent amendments.  PPL Bell Bend does not expect to complete the COLA review process with the NRC prior to 2015.

In 2008, PPL Bell Bend submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  The DOE is expected in the first half of 2013 to finalize the first nuclear loan guarantee for a project in Georgia.  Eight of the ten applicants that submitted Part II applications remain active in the DOE program; however, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects.  PPL Bell Bend submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $205 million through 2015 on the COLA and other permitting costs necessary for construction, which is expected to be sufficient to fund the project through receipt of the license.  At December 31, 2012 and 2011, $154 million and $131 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized for the licensing application.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line was needed to prevent potential overloads that could occur on several existing transmission lines in the interconnected PJM system.  PJM directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and Public Service Electric & Gas Company to construct the portion of the line in New Jersey.

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas Company as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation, and on December 6, 2012, the groups filed a petition for injunctive relief seeking to prohibit all construction activities until the court issues a final decision on the complaint.  PPL Electric has intervened in the lawsuit.  The chosen route had previously been approved by the PUC and the New Jersey Board of Public Utilities.

On December 13, 2012, PPL Electric received federal construction and right of way permits to build on National Park Service lands.

Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be completed before the peak summer demand period of 2015.  At December 31, 2012, PPL Electric's estimated share of the project cost was $560 million.

PPL and PPL Electric cannot predict the ultimate outcome or timing of any legal challenges to the project or what additional actions, if any, PJM might take in the event of a further delay to the scheduled in-service date for the new line.

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line, three new substations and upgrades to adjacent facilities).  The incentives were specifically tailored to address the risks and challenges PPL Electric will face in building the project.  The FERC granted the incentive for inclusion of all prudently incurred construction work in progress (CWIP) costs in rate base and denied the request for a 100 basis point adder to the return on equity incentive.  The order required a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project, which PPL Electric will submit with the FERC in March 2013.  PPL Electric expects the project to be completed in 2017.  At December 31, 2012, PPL Electric estimates the total project costs to be approximately $200 million with approximately $190 million qualifying for the CWIP incentive.

9.  Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Certain Non-core Generation Facilities

In 2011, PPL Energy Supply subsidiaries completed the sale of their ownership interests in certain non-core generation facilities, which were included in the Supply segment, for $381 million.  The transaction included the natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and an equity interest in Safe Harbor Water Power Corporation, which owns a hydroelectric facility in Conestoga, Pennsylvania.

These non-core generation facilities met the held for sale criteria in the third quarter of 2010.  As a result, a pre-tax impairment charge of $96 million ($58 million after tax) was recorded and $5 million ($4 million after tax) of allocated goodwill was written off.  These charges are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2010 Statements of Income.

Following are the components of Discontinued Operations in the Statements of Income.

	2011	2010

Operating revenues	$19	$113
Operating expenses (a)	11	156
Operating income (loss)	8	(43)
Other income (expense) - net		2
Interest expense (b)	3	11
Income (loss) before income taxes	5	(52)
Income tax expense (benefit)	3	(18)
Income (Loss) from Discontinued Operations	$2	$(34)

(a)	2010 includes the impairments to the carrying value of the non-core generation facilities and the write-off of allocated goodwill.
(b)	Represents allocated interest expense based upon debt attributable to the generation facilities sold.

Sale of Long Island Generation Business

In 2010, PPL Energy Supply subsidiaries completed the sale of the Long Island generation business, which was included in the Supply segment.  Proceeds from the sale approximated $124 million.  There was no significant impact on earnings in 2010 from the operation of this business or as a result of the sale.

Sale of Maine Hydroelectric Generation Business

In 2010, a PPL Energy Supply subsidiary completed the sale of its Maine hydroelectric generation business, which was included in the Supply segment.  The business included eight hydroelectric facilities as well as a 50% equity interest in another hydroelectric facility.  The majority of the business was sold in 2009.  The remaining three hydroelectric facilities were sold in 2010 for $24 million, and also resulted in the receipt of an additional $14 million in contingent consideration in connection with the 2009 sale.  As a result of the consideration received in 2010, PPL Energy Supply recorded a gain of $25 million ($15 million after tax), reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2010 Statement of Income.

Distribution of Membership Interest in PPL Global to Parent (PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its entire membership interest in PPL Global, which represented the entire U.K. Regulated segment, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011, and no gains or losses were recognized on the distribution.  The purpose of the distribution was to better align PPL's organizational structure with the manner in which it manages these businesses, separating the U.S.-based competitive energy marketing and supply business from the U.K.-based regulated electricity distribution business.  Following the distribution, PPL Energy Supply operates in a single reportable segment, and through its subsidiaries is primarily engaged in the generation and marketing of power, primarily in the northeastern and northwestern U.S.

Following are the components of Discontinued Operations in the Statement of Income.

2010

Operating revenues	$761
Operating expenses	368
Operating income	393
Other income (expense) - net	4
Interest expense (a)	135
Income before income taxes	262
Income tax expense	1
Income (Loss) from Discontinued Operations	$261

(a)	No interest was allocated, as PPL Global was sufficiently capitalized.

The amount of cash and cash equivalents of PPL Global at the time of the distribution was reflected as a financing activity in the 2011 Statement of Cash Flows.

WKE

(PPL and LKE)

WKE had a 25-year lease for and operated generating facilities of BREC, and a coal-fired generating facility owned by the City of Henderson, Kentucky.  WKE terminated the lease in 2009 prior to PPL acquiring LKE.  See Note 15 for additional information related to the termination of the lease.  In 2012, an adjustment was made to the liability for certain WKE indemnifications, which is reflected in Discontinued Operations.  See "Guarantees and Other Assurances" in Note 15 for additional information on the adjustment and related indemnification.  The results of operations for the 2012, 2011 and 2010 periods were not significant.

10.  Business Acquisitions

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

The fair value of the consideration paid for this acquisition was as follows.

Aggregate enterprise consideration	$326
Less: Fair value of long-term debt outstanding assumed through consolidation (a)	258
Plus: Restricted cash debt service reserves	17
Cash consideration paid for equity interests (including working capital adjustments)	$85

(a)
The long-term debt assumed through consolidation consisted of $226 million aggregate principal amount of 8.857% senior secured bonds to be fully repaid by 2025, plus $8 million of debt service reserve loans, and a $24 million fair value adjustment.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price to the fair value of the major classes of assets acquired and liabilities assumed through consolidation, and the effective settlement of the tolling agreement through consolidation.

PP&E	$505
Long-term debt (current and noncurrent) (a)	(258)
Tolling agreement (b)	(170)
Other net assets (a)	8
Net identifiable assets acquired	$85

(a)	Represents non-cash activity excluded from the 2012 Statement of Cash Flows.
(b)
Prior to the acquisition, PPL EnergyPlus had recorded primarily an intangible asset, which represented its rights to and the related accounting for the tolling agreement with PPL Ironwood, LLC.  On the acquisition date, PPL Ironwood, LLC recorded a liability, recognized at fair value, for its obligation to PPL EnergyPlus.  The tolling agreement assets of PPL EnergyPlus and the tolling agreement liability of PPL Ironwood, LLC eliminate in consolidation for PPL and PPL Energy Supply as a result of the acquisition, and therefore the agreement is considered effectively settled.  The difference between the tolling agreement assets and liability resulted in an insignificant loss on the effective settlement of the agreement.

During the fourth quarter of 2012, the purchase price allocation was finalized with no material adjustments made to the preliminary valuation.

Acquisition of WPD Midlands (PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  The consideration for the acquisition consisted of cash of $5.8 billion, including the repayment of $1.7 billion of affiliate indebtedness owed to subsidiaries of E.ON AG, and approximately $800 million of long-term debt assumed through consolidation.  WPD Midlands operates two regulated distribution networks that serve five million end-users in the Midlands area of England.  The acquisition increased the regulated portion of PPL's business and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  Further, since the service territories of WPD (South Wales), WPD (South West) and WPD Midlands are contiguous, cost savings, efficiencies and other benefits are achieved from the combined operations of these entities.

The fair value of the consideration paid for this acquisition was as follows (in billions).

Aggregate enterprise consideration	$6.6
Less: Fair value of long-term debt outstanding assumed through consolidation	0.8
Total cash consideration paid	5.8
Less: Funds used to repay pre-acquisition affiliate indebtedness	1.7
Cash consideration paid for Central Networks' outstanding ordinary share capital	$4.1

The total cash consideration paid was primarily funded by borrowings under the 2011 Bridge Facility on the date of acquisition.  Subsequently, PPL repaid those borrowings in 2011 using proceeds from the permanent financing, including issuances of common stock and 2011 Equity Units, as well as proceeds from the issuance of debt by PPL WEM, WPD (East Midlands) and WPD (West Midlands).  See Note 7 for additional information.

Purchase Price Allocation

The following table summarizes (in billions) the allocation of the purchase price to the fair value of the major classes of assets acquired and liabilities assumed.

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

The purchase price allocation resulted in goodwill of $2.4 billion that was assigned to the U.K. Regulated segment.  The goodwill is attributable to the expected continued growth of a rate-regulated business with a defined service area operating under a constructive regulatory framework, expected cost savings, efficiencies and other benefits resulting from a contiguous service area with WPD (South West) and WPD (South Wales), as well as the ability to leverage WPD (South West)'s and WPD (South Wales)'s existing management team's high level of performance in capital cost efficiency, system reliability and customer service.  The goodwill is not deductible for U.K. income tax purposes.

Separation Benefits - U.K. Regulated Segment

In connection with the 2011 acquisition, PPL completed a reorganization designed to transition WPD Midlands from a functional operating structure to a regional operating structure requiring a smaller combined support structure, reducing duplication and implementing more efficient procedures.  As a result of the reorganization, 729 employees of WPD Midlands have been terminated.

The separation benefits, before income taxes, associated with the reorganization are as follows.

Severance compensation	$61
Early retirement deficiency costs (ERDC) under applicable pension plans	46
Outplacement services	1
Total separation benefits	$108

In connection with the reorganization, WPD Midlands recorded $93 million of the total expected separation benefits in 2011, of which $48 million related to severance compensation and $45 million related to ERDC.  WPD Midlands recorded an additional $15 million of total separation benefits in 2012, of which $13 million related to severance compensation and $2 million related to ERDC.  The accrued severance compensation is reflected in "Other current liabilities" and the ERDC reduced "Other noncurrent assets" on the Balance Sheets.  All separation benefits are included in "Other operation and maintenance" on the Statements of Income.

The changes in the carrying amounts of accrued severance were as follows.

		2012	2011

Accrued severance at beginning of period		$21
Severance compensation		13	$48
Severance paid		(34)	(27)
Accrued severance at end of period	$		$21

In addition to the reorganization costs noted above, an additional $9 million was recorded in 2011 for ERDC payable under applicable pension plans and severance compensation for certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.  These separation benefits are also included in "Other operation and maintenance" on the Statement of Income.

Other

WPD Midlands 2011 financial results included in PPL's Statement of Income and included in the U.K. Regulated segment were as follows.

Operating Revenues	$790
Net Income Attributable to PPL Shareowners	137

Pro forma Information

The pro forma financial information, which includes LKE, discussed below, as if the acquisition had occurred January 1, 2009 and WPD Midlands as if the acquisition had occurred January 1, 2010, is as follows.

	2011	2010

Operating Revenues - PPL consolidated pro forma (unaudited)	$13,140	$11,850
Net Income Attributable to PPL Shareowners - PPL consolidated pro forma (unaudited)	1,800	1,462

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and LKE, which was acquired on November 1, 2010, and from the historical combined financial statements of WPD Midlands, which was acquired on April 1, 2011.  Income (loss) from discontinued operations (net of income taxes), which was not significant for 2011 and was $(18) million for 2010, were excluded from the pro forma amounts above.

The pro forma financial information presented above includes adjustments to depreciation, net periodic pension costs, interest expense and the related income tax effects to reflect the impact of the acquisition.  The pre-tax nonrecurring credits (expenses) presented in the following table were directly attributable to the WPD Midlands and LKE acquisitions and adjustments were included in the calculation of pro forma operating revenue and net income to remove the effect of these nonrecurring items and the related income tax effects.

	Income Statement
	Line Item	2011	2010

WPD Midlands acquisition
2011 Bridge Facility costs (a)	Interest Expense	$(44)
Foreign currency loss on 2011 Bridge Facility (b)	Other Income (Expense) - net	(57)
Net hedge gains associated with the 2011 Bridge Facility (c)	Other Income (Expense) - net	55
Hedge ineffectiveness (d)	Interest Expense	(12)
U.K. stamp duty tax (e)	Other Income (Expense) - net	(21)
Separation benefits (f)	Other operation and maintenance	(102)
Other acquisition-related adjustments	(g)	(77)

LKE acquisition
2010 Bridge Facility costs (h)	Interest Expense		$(80)
Other acquisition-related adjustments (i)	Other Income (Expense) - net		(31)

(a)	The 2011 Bridge Facility costs, primarily commitment and structuring fees, were incurred to establish a bridge facility for purposes of funding the WPD Midlands acquisition purchase price.
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
(g)
Primarily includes acquisition-related advisory, accounting and legal fees recorded in "Other Income (Expense) - net" and contract termination costs, rebranding costs and relocation costs recorded in "Other operation and maintenance."

(h)	Primarily commitment and structuring fees, incurred to establish a bridge facility for purposes of funding the acquisition purchase price.
(i)	Primarily includes acquisition-related advisory, accounting and legal fees.

Acquisition of LKE

(PPL)

On November 1, 2010, PPL completed the acquisition of all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC (LKE).  LKE is a holding company with regulated utility operations conducted through its subsidiaries, LG&E and KU.  The acquisition reapportions the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business, strengthens PPL's credit profile and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.

The fair value of the consideration paid for this acquisition was as follows (in billions).

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

Purchase Price Allocation

The following table summarizes (in billions) the allocation of the purchase price to the fair value of the major classes of assets acquired and liabilities assumed.

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

For purposes of goodwill impairment testing, the $996 million of goodwill was assigned to the PPL reportable segments expected to benefit from the acquisition.  Both the Kentucky Regulated and the Supply segments are expected to benefit and the assignment of goodwill was $662 million to the Kentucky Regulated segment and $334 million to the Supply segment.  The goodwill at the Kentucky Regulated segment reflects the value paid for the expected continued growth of a rate-regulated business located in a defined service area with a constructive regulatory environment, the ability of LKE to leverage its assembled workforce to take advantage of those growth opportunities and the attractiveness of stable, growing cash flows.  Although no other assets or liabilities from the acquisition were assigned to the Supply segment, the Supply segment obtained a synergistic benefit attributed to the overall de-risking of the PPL portfolio, which enhanced PPL Energy Supply's credit profile, thereby increasing the value of the Supply segment.  This increase in value resulted in the assignment of goodwill to the Supply segment.  The goodwill is not deductible for income tax purposes.  As such, no deferred taxes were recorded related to goodwill.

See Note 9 and the "Guarantees and Other Assurances" section of Note 15 for additional information on certain indemnifications provided by LKE, the most significant of which relates to the discontinued operations of WKE.

The 2010 LKE financial results included in PPL's Statement of Income and included in the Kentucky Regulated segment were as follows.

		Net Income
		(Loss)
		Attributable
	Operating	to PPL
	Revenues	Shareowners

From November 1, 2010 - December 31, 2010	$493	$47

(PPL, PPL Energy Supply, LKE, LG&E and KU)

In November 2010, LKE, LG&E and KU issued debt totaling $2.9 billion, of which LKE used $100 million to return capital to PPL.  The majority of these proceeds, together with a borrowing by LG&E under its available credit facilities, were used to repay borrowings from a PPL Energy Supply subsidiary.  Such borrowings were incurred to permit LKE to repay certain indebtedness owed to affiliates of E.ON AG upon the closing of the acquisition.  In November 2010, PPL Energy Supply used the above-referenced amounts received from LKE, together with other cash on hand, to repay approximately $3.0 billion of its October 2010 borrowing under existing credit facilities.

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

As a result of the monetization of these full-requirement sales contracts, coupled with the expected net proceeds from the then-anticipated sale of these non-core generation facilities, debt that had been planned to be issued by PPL Energy Supply in late 2010 was no longer needed.  Therefore, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Net gains (losses) of $(29) million, or $(19) million after tax, were reclassified from AOCI to "Other Income (Expense) - net" on PPL's 2010 Statement of Income.

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

Adjustments to LKE's, LG&E's and KU's assets and liabilities that contributed to goodwill are as follows:

The fair value adjustment on the EEI investment was calculated using the discounted cash flow valuation method.  The result was an increase in KU's value of the investment in EEI; the fair value of EEI was calculated to be $30 million and a fair value adjustment of $18 million was recorded on KU.  The fair value adjustment to EEI was being amortized over the expected remaining useful life of plant and equipment at EEI, which was estimated to be over 20 years.  During the fourth quarter of 2012, KU recorded an impairment in EEI.  See Notes 1 and 18 for additional information.

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

Kentucky Acquisition Commitments

(PPL, LKE, LG&E and KU)

In connection with the September 2010 approval of PPL's acquisition of LKE, LG&E and KU agreed to implement the Acquisition Savings Sharing Deferral (ASSD) methodology whereby LG&E's and KU's adjusted jurisdictional revenues, expenses, and net operating income are calculated each year.  If LG&E's or KU's actual earned rate of return on common equity exceeds 10.75%, half of the excess amount will be deferred as a regulatory liability and ultimately returned to customers.  The first ASSD filing with the KPSC was made on March 30, 2012 based on the 2011 calendar year.  On July 2, 2012, the KPSC issued an order approving the calculations contained in the 2011 ASSD filing and determined that such calculations produced no deferral amounts for the purpose of establishing regulatory liabilities and are proper and in accordance with the settlement agreement.  The ASSD methodology for each of LG&E's and KU's utility operations terminated on January 1, 2013, when new rates went into effect.  Therefore, no further ASSD filings will be made.

11.  Leases

Lessee Transactions

(PPL, LKE, LG&E and KU)

E.W. Brown Combustion Turbines

LG&E and KU are participants in a sale-leaseback transaction involving two combustion turbines at the E.W. Brown generating plant.  In December 1999, after selling their interests in the combustion turbines, LG&E and KU entered into an 18-year lease of the turbines.  LG&E and KU provided funds to fully defease the lease including the repurchase price and have the right to exercise an early purchase option contained in the lease after 15.5 years, which will occur in 2015.  The financial statement treatment of this transaction is the same as if LG&E and KU had retained their ownership interest.  Since the lease was defeased, there are no remaining minimum lease payments and all related PP&E is reflected on the Balance Sheets.  See Note 14 for the balances included on the Balance Sheets related to this transaction.  Depreciation expense was insignificant for all periods presented.

Upon a default under the lease, LG&E and KU are obligated to pay to the lessor their share of certain amounts.  Primary events of default include loss or destruction of the combustion turbines, failure to insure or maintain the combustion turbines and unwinding of the transaction due to governmental actions.  No events of default currently exist with respect to the lease.  Upon any termination of the lease, whether by default or expiration of its term, title to the combustion turbines reverts to LG&E and KU.  The maximum aggregate amount at December 31, 2012 that could be required to be paid by LKE is $5 million, by LG&E is $2 million and by KU is $3 million.  LKE has guaranteed the payment of these potential default payments of LG&E and KU.

(PPL and PPL Energy Supply)

Colstrip Generating Plant

In July 2000, PPL Montana sold its interest in the Colstrip generating plants to owner lessors who lease back to PPL Montana, under four 36-year non-cancelable leases, a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3.  This transaction is accounted for as a sale-leaseback and classified as an operating lease.  PPL Montana is responsible for its share of the operating expenses associated with its leasehold interests.  See Note 14 for information on the sharing agreement for Colstrip Units 3 and 4.  PPL Montana currently amortizes material leasehold improvements over no more than the remaining life of the original leases; however, the leases provide two renewal options based on the economic useful life of the generation assets.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth.  There are no residual value guarantees in these leases.  However, upon an event of default or an event of loss, PPL Montana could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment.  The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events.  The termination value was estimated to be $301 million at December 31, 2012.

Kerr Dam

Under the Kerr Hydroelectric Project No. 5 joint operating license issued by the FERC, PPL Montana is responsible to make payments to the Confederated Salish and Kootenai Tribes of the Flathead Nation for the use of certain of their tribal lands in connection with the operation of Kerr Dam.  This payment arrangement, subject to escalation based upon inflation, extends until the end of the license term in 2035.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project, at a conveyance price to be determined in accordance with the provisions in the FERC license.  Exercise of the option by the tribes would result in the termination of this payment arrangement obligation for PPL Montana.  The payment arrangement has been treated as an operating lease for accounting purposes.  In February 2013, the parties to the license submitted the issue of the appropriate amount of the conveyance price to arbitration.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Other Leases

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land gas storage and other equipment.

Rent - Operating Leases

Rent expense for operating leases was as follows:

	2012	2011	2010

PPL	$116	$109	$90
PPL Energy Supply	62	84	87

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

LKE	$18	$18	$3	$14
LG&E	7	7	1	5
KU	10	10	2	8

Total future minimum rental payments for all operating leases are estimated to be:

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

2013	$109	$76	$15	$5	$9
2014	106	78	15	6	8
2015	85	65	12	5	7
2016	37	26	8	3	5
2017	21	13	6	2	4
Thereafter	149	104	34	14	18
Total	$507	$362	$90	$35	$51

12.  Stock-Based Compensation

(PPL, PPL Energy Supply, PPL Electric and LKE)

In 2012, shareowners approved the PPL SIP.  This new equity plan replaces the PPL ICP and incorporates the following changes:

•	Eliminates the potential to pay dividend equivalents on stock options.

•
Eliminates the automatic lapse of restrictions on all equity awards in the event of a "potential" change in control and requires that a termination of employment occur in the event of a change in control before restrictions lapse.

•	Changes the treatment of outstanding stock options upon retirement to limit the exercise period to the earlier of the end of the term (ten years from grant) or five years after retirement.

To further align the executives' interests with those of PPL shareowners, this plan provides that each restricted stock unit entitles the executive to accrue additional restricted stock units equal to the amount of quarterly dividends paid on PPL stock.  These additional restricted stock units would be deferred and payable in shares of PPL common stock at the end of the restriction period.  Dividend equivalents on restricted stock unit awards prior to 2013 are currently paid in cash when dividends are declared by PPL.

Under the ICP, SIP and the ICPKE (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric, LKE and other affiliated companies.  Awards under the Plans are made by the Compensation, Governance and Nominating Committee (CGNC) of the PPL Board of Directors, in the case of the ICP and SIP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

The following table details the award limits under each of the plans.

		Annual Grant Limit		Annual Grant Limit
		Total As % of		For Individual Participants -
	Total Plan	Outstanding	Annual Grant	Performance Based Awards
	Award	PPL Common Stock	Limit	For awards	For awards
	Limit	On First Day of	Options	denominated in	denominated in
Plan	(Shares)	Each Calendar Year	(Shares)	shares (Shares)	cash (in dollars)

ICP(a)	15,769,431	2%	3,000,000
SIP	10,000,000		2,000,000	750,000	$15,000,000
ICPKE	14,199,796	2%	3,000,000

(a)	Applicable to outstanding awards granted from January 27, 2006 to January 26, 2012. During 2012, the total plan award limit was reached and the ICP was replaced by the SIP.

Any portion of these awards that has not been granted may be carried over and used in any subsequent year.  If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant.  Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights.  Restricted stock awards are granted as a retention award for select key executives and vest when the recipient reaches a certain age or meets service or other criteria set forth in the executive's restricted stock award agreement.  The shares are subject to forfeiture or accelerated payout under plan provisions for termination, retirement, disability and death of employees.  Restricted shares vest fully, in certain situations, as defined by each of the Plans.

The Plans allow for the grant of restricted stock units.  Restricted stock units are awards based on the fair value of PPL common stock on the date of grant.  Actual PPL common shares will be issued upon completion of a vesting period, generally three years.

The fair value of restricted stock and restricted stock units granted is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility.  The fair value of restricted stock and restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant.  Recipients of restricted stock and restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited.  Restricted stock and restricted stock units are subject to forfeiture or accelerated payout under the plan provisions for termination, retirement, disability and death of employees.  Restricted stock and restricted stock units vest fully, in certain situations, as defined by each of the Plans.

The weighted-average grant date fair value of restricted stock and restricted stock units granted was:

	2012	2011	2010

PPL	$28.35	$25.25	$28.93
PPL Energy Supply	28.29	25.14	29.49
PPL Electric	28.51	25.09	29.40
LKE	28.34		26.31

Restricted stock and restricted stock unit activity for 2012 was:

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
PPL
Nonvested, beginning of period	2,040,035	$27.03
Granted	1,487,556	28.35
Vested	(1,002,229)	27.23
Forfeited	(21,592)	27.69
Nonvested, end of period	2,503,770	27.73

PPL Energy Supply
Nonvested, beginning of period	665,180	$27.30
Transferred	62,320	28.66
Granted	564,020	28.29
Vested	(219,124)	27.04
Forfeited	(11,710)	27.97
Nonvested, end of period	1,060,686	27.95

PPL Electric
Nonvested, beginning of period	251,595	$27.10
Transferred	(54,460)	28.93
Granted	133,530	28.51
Vested	(61,995)	27.63
Forfeited	(7,442)	27.46
Nonvested, end of period	261,228	27.30

LKE
Nonvested, beginning of period	145,210	$26.31
Granted	144,340	28.34
Vested	(149,910)	26.38
Nonvested, end of period	139,640	28.34

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The total fair value of restricted stock and restricted stock units vesting for the years ended December 31 was:

	2012	2011	2010

PPL	$27	$19	$15
PPL Energy Supply	6	6	7
PPL Electric	2	2	2
LKE	4	1

Performance Units

Performance units are intended to encourage and award future performance.  Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal.  Performance is determined based on total shareowner return during a 3-year performance period.  At the end of the period, payout is determined by comparing PPL's performance to the total shareowner return of the companies included in an index group, in the case of the 2010 and 2011 awards, the S&P 500 Electric Utilities Index, and in the case of the 2012 awards, the Philadelphia Electric Utilities Index.  Awards granted in 2010 are payable on a graduated basis within the following ranges:  if PPL's performance is at or above the 85th percentile of the index group, the award is paid at 200% of the Target Award; at the 50th percentile of the index group, the award is paid at 100% of the Target Award; at the 40th percentile of the index group, the award is paid at 50% of the Target Award; and below the 40th percentile, no award is payable.  Awards granted in 2011 and 2012 are payable on a graduated basis similar to 2010, except that the 2011 awards provide for a minimum payment at 25% of the Target Award if performance falls below the 40th percentile of the index group, and in 2012 the minimum payment was eliminated, with no award payable if performance falls below the 25th percentile.  Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved.  Under the plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and are eligible for vesting through the conclusion of the performance period.  The fair value of performance units granted is recognized as compensation expense on a straight-line basis over the 3-year performance period.  Performance units vest on a pro rata basis, in certain situations, as defined by each of the Plans.
The fair value of each performance unit granted was estimated using a Monte Carlo pricing model that considers stock beta, a risk-free interest rate, expected stock volatility and expected life.  The stock beta was calculated comparing the risk of the individual securities to the average risk of the companies in the index group.  The risk-free interest rate reflects the yield on a U.S. Treasury bond commensurate with the expected life of the performance unit.  Volatility over the expected term of the performance unit is calculated using daily stock price observations for PPL and all companies in the index group and is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL and the companies in the index group.  PPL had used historical volatility to value its performance units in 2010.  Beginning in 2011, PPL began using a mix of historic and implied volatility in response to the significant changes in its business model, moving from a primarily unregulated to a primarily regulated business model, as a result of the acquisitions of LKE and WPD Midlands.

The weighted-average assumptions used in the model were:

	2012	2011	2010

Risk-free interest rate	0.30%	1.00%	1.41%
Expected stock volatility	19.30%	23.40%	34.70%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of performance units granted was:

	2012	2011	2010

PPL	$31.41	$29.67	$34.06
PPL Energy Supply	31.40	29.68	34.16
PPL Electric	31.37	29.57	33.54
LKE	31.30	29.20

Performance unit activity for 2012 was:

		Weighted-
		Average Grant
	Performance	Date Fair Value
	Units	Per Share
PPL
Nonvested, beginning of period	398,609	$33.31
Granted	322,771	31.41
Forfeited	(127,177)	38.61
Nonvested, end of period	594,203	31.14

PPL Energy Supply
Nonvested, beginning of period	75,067	$33.00
Transferred	12,719	34.15
Granted	71,572	31.40
Forfeited	(35,169)	38.90
Nonvested, end of period	124,189	31.26

PPL Electric
Nonvested, beginning of period	32,808	$33.11
Transferred	(12,719)	34.15
Granted	16,234	31.37
Forfeited	(10,240)	34.17
Nonvested, end of period	26,083	31.10

LKE
Nonvested, beginning of period	26,893	$29.20
Granted	55,857	31.30
Nonvested, end of period	82,750	30.62

Stock Options

Under the Plans, stock options may be granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant.  Options outstanding at December 31, 2012, become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary.  The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant.  All options expire no later than ten years from the grant date.  The options become exercisable immediately in certain situations, as defined by each of the Plans.  The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility.  The fair value of options granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant.

The fair value of each option granted is estimated using a Black-Scholes option-pricing model.  PPL uses a risk-free interest rate, expected option life, expected volatility and dividend yield to value its stock options.  The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life.  Expected life is calculated based on historical exercise behavior.  Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods.  Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.  PPL had used historical volatility to value its stock options granted in 2010.  Beginning in 2011, PPL began using a mix of historic and implied volatility in response to the significant changes in its business model, moving from a primarily unregulated to a primarily regulated business model, as a result of the acquisitions of LKE and WPD Midlands.  The dividend yield is based on several factors, including PPL's most recent dividend payment, as of the grant date and the forecasted stock price through 2013.  The assumptions used in the model were:

	2012	2011	2010

Risk-free interest rate	1.13%	2.34%	2.52%
Expected option life	6.17 years	5.71 years	5.43 years
Expected stock volatility	20.60%	21.60%	28.57%
Dividend yield	5.00%	5.93%	5.61%

The weighted-average grant date fair value of options granted was:

	2012	2011	2010

PPL	$2.48	$2.47	$4.70
PPL Energy Supply	2.51	2.47	4.73
PPL Electric	2.50	2.47	4.62
LKE	2.51	2.47

Stock option activity for 2012 was:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Total Intrinsic
	of Options	Price Per Share	Term	Value
PPL
Outstanding at beginning of period	7,530,198	$30.65
Granted	1,948,550	28.19
Exercised	(263,094)	23.22
Forfeited	(81,109)	28.43
Outstanding at end of period	9,134,545	30.36	6.3	$9
Options exercisable at end of period	6,134,265	31.70	5.7	6

PPL Energy Supply
Outstanding at beginning of period	1,690,153	$30.79
Transferred	176,070	31.90
Granted	483,740	28.19
Exercised	(36,358)	24.35
Forfeited	(48,482)	29.34
Outstanding at end of period	2,265,123	30.45	6.1	$2
Options exercisable at end of period	1,529,711	31.80	4.9	1

PPL Electric
Outstanding at beginning of period	460,510	$31.05
Transferred	(176,070)	31.90
Granted	100,590	28.22
Exercised	(11,873)	25.67
Forfeited	(32,627)	27.07
Outstanding at end of period	340,530	30.35	7.0
Options exercisable at end of period	193,355	32.43	5.8

LKE
Outstanding at beginning of period	329,600	$25.77
Granted	354,490	28.17
Exercised	(49,243)	25.74
Outstanding at end of period	634,847	27.11	8.6	$1
Options exercisable at end of period	144,260	26.62	8.4

PPL received $6 million in cash from stock options exercised in 2012.  The related tax savings were not significant for 2012.  Substantially all stock option awards are expected to vest.

The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was not significant.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards was as follows:

	2012	2011	2010

PPL	$49	$36	$26
PPL Energy Supply	23	16	20
PPL Electric	11	8	6
LKE	8	5

The income tax benefit related to above compensation expense was as follows:

	2012	2011	2010

PPL	$20	$15	$11
PPL Energy Supply	10	6	8
PPL Electric	4	3	3
LKE	4	2

The income tax benefit PPL realized from stock-based awards vested or exercised for 2012 was not significant.

At December 31, 2012, unrecognized compensation expense related to nonvested restricted stock, restricted stock units, performance units and stock option awards was:

		Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$27	2.1 years
PPL Energy Supply	11	2.4 years
PPL Electric	2	2.2 years
LKE	2	1.8 years

13.  Retirement and Postemployment Benefits

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Defined Benefits

Until January 1, 2012, the majority of PPL's subsidiaries domestic employees were eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans.  Effective January 1, 2012, PPL's domestic qualified pension plans were closed to newly hired salaried employees.  Newly hired bargaining unit employees will continue to be eligible under the plans based on their collective bargaining agreements.  Salaried employees hired on or after January 1, 2012 are eligible to participate in the new PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer matching.  PPL does not expect a significant near-term cost impact as a result of the change.

Until January 1, 2012, employees of PPL Montana were eligible for pension benefits under a cash balance pension plan.  Effective January 1, 2012, that plan also was closed to newly hired salaried employees.  Newly hired bargaining unit employees will continue to be eligible under the plan based on their collective bargaining agreements.  Salaried employees hired on or after January 1, 2012 are eligible to participate in the new PPL Retirement Savings Plan.  PPL Montana does not expect a significant near-term cost impact as a result of the change.

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

Effective April 1, 2010, PPL WW's principal defined benefit pension plan was closed to most new employees, except for those meeting specific grandfathered participation rights.  WPD Midlands was acquired by PPL WEM on April 1, 2011.  WPD Midlands' defined benefit plan had been closed to new members, except for those meeting specific grandfathered participation rights, prior to acquisition.  New employees not eligible to participate in the plan are offered benefits under a defined contribution plan.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans.  Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Retirement Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds.  Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.  WPD does not sponsor any postretirement benefit plans other than pensions.

(PPL)

The following disclosures distinguish between the domestic (U.S.) and WPD (U.K.) pension plans.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
PPL
Net periodic defined benefit costs
(credits):
Service cost	$103	$95	$64	$54	$44	$17	$12	$12	$8
Interest cost	220	217	159	340	282	151	31	33	28
Expected return on plan assets	(259)	(245)	(184)	(458)	(338)	(202)	(23)	(23)	(20)
Amortization of:
Transition (asset) obligation							2	2	5
Prior service cost	24	24	21	4	4	4	1		4
Actuarial (gain) loss	42	30	8	79	57	48	4	6	6
Net periodic defined benefit costs
(credits) prior to settlement
charges and termination benefits	130	121	68	19	49	18	27	30	31
Settlement charges	11
Termination benefits (a)				2	50
Net periodic defined benefit costs
(credits)	$141	$121	$68	$21	$99	$18	$27	$30	$31

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Settlements	$(11)
Net (gain) loss	372	$117	$142	$1,073	$152	$17	$13	$(9)	$20
Prior service cost
(credit)		8					(1)	10	(71)
Amortization of:
Transition asset							(2)	(2)	(5)
Prior service cost	(24)	(24)	(21)	(4)	(4)	(4)	(1)		(4)
Actuarial gain (loss)	(42)	(30)	(7)	(79)	(57)	(48)	(4)	(6)	(6)
Acquisition of regulatory assets/
liabilities:
Transition obligation									4
Prior service cost			31						6
Actuarial (gain) loss			303						(2)
Total recognized in OCI and
regulatory assets/liabilities (b)	295	71	448	990	91	(35)	5	(7)	(58)

Total recognized in net periodic
defined benefit costs, OCI and
regulatory assets/liabilities (b)	$436	$192	$516	$1,011	$190	$(17)	$32	$23	$(27)

(a)	Related to the WPD Midlands separations in the U.K.
(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

OCI	$181	$47	$84	$12	$(6)	$(40)
Regulatory assets/liabilities	114	24	364	(7)	(1)	(18)
Total recognized in OCI and
regulatory assets/liabilities	$295	$71	$448	$5	$(7)	$(58)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs in 2013 are as follows:

			Other
	Pension Benefits		Postretirement
	U.S.	U.K.	Benefits

Prior service cost	$22
Actuarial loss	78	$154	$6
Total	$100	$154	$6

Amortization from Balance Sheet:
AOCI	$43	$154	$3
Regulatory assets/liabilities	57		3
Total	$100	$154	$6

(PPL Energy Supply)
	Pension Benefits
	U.S.			U.K. (a)			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011		2010
PPL Energy Supply
Net periodic defined benefit costs
(credits):
Service cost	$6	$5	$4			$17	$1		$1	$1
Interest cost	7	7	7			151	1		1	1
Expected return on plan assets	(9)	(9)	(7)			(202)
Amortization of:
Prior service cost						4
Actuarial (gain) loss	2	2	2			48
Net periodic defined benefit costs
(credits) prior to settlement charges	6	5	6			18	2		2	2
Net periodic defined benefit costs
(credits)	$6	$5	$6			$18	$2		$2	$2

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI:
Current year net (gain) loss	$16	$7	$4			$17			$(2)
Current year prior service credit							$(1)
Amortization of:
Prior service cost						(4)
Actuarial gain (loss)	(2)	(2)	(2)			(48)
Total recognized in OCI	14	5	2			(35)	(1)		(2)

Total recognized in net periodic
defined benefit costs and OCI	$20	$10	$8			$(17)	$1	$		$2

(a)	In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent. See Note 9 for additional information.

Actuarial loss of $3 million related to PPL Energy Supply's U.S. pension plan is expected to be amortized from AOCI into net periodic defined benefit costs in 2013.

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31, 2012, and 2011, and November 1, 2010 through December 31, 2010, for the Successor and January 1, 2010 through October 31, 2010, for the Predecessor.

	Pension Benefits				Other Postretirement Benefits
	Successor			Predecessor	Successor				Predecessor
	2012	2011	2010	2010	2012	2011	2010		2010
LKE
Net periodic defined benefit costs
(credits):
Service cost	$22	$24	$4	$17	$4	$4		$1	$3
Interest cost	64	67	11	54	9	10		1	9
Expected return on plan assets	(70)	(64)	(9)	(45)	(4)	(3)			(2)
Amortization of:
Transition obligation					2	2			1
Prior service cost	5	5	1	7	3	2			2
Actuarial (gain) loss	22	24	5	16	(1)
Net periodic defined benefit costs	$43	$56	$12	$49	$13	$15		$2	$13

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Current year net (gain) loss	$96	$29	$(22)	$96	$(11)	$(3)		$(2)	$3
Current year prior service cost		8				11
Amortization of:
Transition obligation					(2)	(2)			(2)
Prior service cost	(5)	(5)	(1)	(7)	(3)	(2)			(1)
Actuarial gain (loss)	(22)	(24)	(5)	(16)	1
Total recognized in OCI and
regulatory assets/liabilities	69	8	(28)	73	(15)	4		(2)

Total recognized in net periodic
defined benefit costs, OCI and regulatory
assets/liabilities	$112	$64	$(16)	$122	$(2)	$19	$		$13

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities are as follows at December 31, 2012, 2011 and 2010 for the Successor, and at October 31, 2010 for the Predecessor.

	Pension Benefits				Other Postretirement Benefits
	Successor			Predecessor	Successor			Predecessor
	2012	2011	2010	2010	2012	2011	2010	2010

OCI	$34	$1	$(8)	$32	$(1)	$2	$(1)	$(1)
Regulatory assets/liabilities	35	7	(20)	41	(14)	2	(1)	1
Total recognized in OCI and
regulatory assets/liabilities	$69	$8	$(28)	$73	$(15)	$4	$(2)	$

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs for LKE in 2013 are as follows.

		Other
	Pension	Postretirement
	Benefits	Benefits

Prior service cost	$5	$3
Actuarial loss	31	(1)
Total	$36	$2

Amortization from Balance Sheet:
Regulatory assets/liabilities	$36	$2
Total	$36	$2

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31, 2012 and 2011, and November 1, 2010 through December 31, 2010, for the Successor and January 1, 2010 through October 31, 2010, for the Predecessor.

	Pension Benefits
	Successor			Predecessor
	2012	2011	2010	2010
LG&E
Net periodic defined benefit costs (credits):
Service cost	$2	$2		$1
Interest cost	14	14	$2	12
Expected return on plan assets	(19)	(18)	(3)	(13)
Amortization of:
Prior service cost	3	2	1	2
Actuarial loss	11	11	2	6
Net periodic defined benefit costs	$11	$11	$2	$8

Other Changes in Plan Assets and Benefit Obligations
Recognized in Regulatory Assets - Gross:
Current year net (gain) loss	$18	$15	$(5)	$18
Current year prior service cost		9
Amortization of:
Prior service cost	(2)	(2)		(2)
Actuarial (loss)	(11)	(11)	(2)	(6)
Total recognized in regulatory assets	5	11	(7)	10

Total recognized in net periodic defined benefit costs and regulatory assets	$16	$22	$(5)	$18

The estimated amounts to be amortized from regulatory assets into net periodic defined benefit costs for LG&E in 2013 are as follows.

Pension
Benefits

Prior service cost	$2
Actuarial loss	13
Total	$15

(PPL, PPL Energy Supply and PPL Electric)

Net periodic defined benefit costs (credits) charged to operating expense, excluding amounts charged to construction and other non-expense accounts were:

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010(a)	2012	2011	2010

PPL	$119	$98	$59	$25	$82	$16	$22	$24	$27
PPL Energy Supply	37	27	24			16	6	7	12
PPL Electric (b)	19	14	12				3	4	8

(a)
As a result of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, these amounts are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on PPL Energy Supply's Statements of Income.  See Note 9 for additional information.

(b)
PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric was allocated these costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans, which management believes are reasonable.

In the table above, for PPL Energy Supply, amounts include costs for the specific plans it sponsors and the following allocated costs of defined benefit plans sponsored by PPL Services, based on PPL Energy Supply's participation in those plans, which management believes are reasonable:
	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

PPL Energy Supply	$31	$23	$19	$5	$6	$10

(LKE, LG&E and KU)

The following table provides net periodic defined benefit costs charged to operating expense for the years ended December 31, 2012, and 2011, and November 1, 2010 through December 31, 2010, for the Successor and January 1, 2010 through October 31, 2010, for the Predecessor.

	Pension Benefits				Other Postretirement Benefits
	Successor			Predecessor	Successor			Predecessor
	2012	2011	2010	2010	2012	2011	2010	2010

LKE	$31	$40	$9	$37	$9	$11	$2	$9
LG&E	13	16	3	12	5	5	1	4
KU (a)	8	10	2	8	3	4	1	3

(a)
KU does not directly sponsor any defined benefit plans.  KU was allocated these costs of defined benefit plans sponsored by LKE, based on its participation in those plans, which management believes are reasonable.

In the table above, for LG&E, amounts include costs for the specific plans it sponsors and the following allocated costs of defined benefit plans sponsored by LKE, based on its participation in those plans, which management believes are reasonable.
	Pension Benefits				Other Postretirement Benefits
	Successor			Predecessor	Successor			Predecessor
	2012	2011	2010	2010	2012	2011	2010	2010

LG&E	$5	$7	$1	$6	$2	$5	$1	$4

(PPL and PPL Energy Supply)

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
PPL
Discount rate	4.22%	5.06%	4.27%	5.24%	4.00%	4.80%
Rate of compensation increase	3.98%	4.02%	4.00%	4.00%	3.97%	4.00%

PPL Energy Supply
Discount rate	4.25%	5.12%			3.77%	4.60%
Rate of compensation increase	3.95%	4.00%			3.95%	4.00%

(LKE and LG&E)

The following table provides the weighted-average assumptions used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
LKE
Discount rate	4.24%	5.08%	3.99%	4.78%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
LG&E
Discount rate	4.20%	5.00%
Rate of compensation increase	N/A	N/A

(PPL and PPL Energy Supply)

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the year ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
PPL
Discount rate	5.06%	5.42%	5.96%	5.24%	5.59%	5.59%	4.80%	5.14%	5.47%
Rate of compensation increase	4.02%	4.88%	4.79%	4.00%	3.75%	4.00%	4.00%	4.90%	4.78%
Expected return on plan assets (a)	7.07%	7.25%	7.96%	7.17%	7.04%	7.91%	5.99%	6.57%	6.90%

PPL Energy Supply
Discount rate	5.12%	5.47%	6.00%			5.59%	4.60%	4.95%	5.55%
Rate of compensation increase	4.00%	4.75%	4.75%			4.00%	4.00%	4.75%	4.75%
Expected return on plan assets (a)	7.00%	7.25%	8.00%			7.91%	N/A	N/A	N/A

(LKE and LG&E)

The following table provides the weighted-average assumptions used to determine the net periodic defined benefit costs for the years ended December 31, 2012, and 2011, and November 1, 2010 through December 31, 2010, for the Successor and January 1, 2010 through October 31, 2010, for the Predecessor.

	Pension Benefits				Other Postretirement Benefits
	Successor			Predecessor	Successor			Predecessor
	2012	2011	2010	2010	2012	2011	2010	2010
LKE
Discount rate	5.09%	5.49%	5.40%	6.11%	4.78%	5.12%	4.94%	5.82%
Rate of compensation increase	4.00%	5.25%	5.25%	5.25%	4.00%	5.25%	5.25%	5.25%
Expected return on plan assets (a)	7.25%	7.25%	7.25%	7.75%	7.02%	7.16%	7.04%	7.20%
LG&E
Discount rate	5.00%	5.39%	5.28%	6.08%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets (a)	7.25%	7.25%	7.25%	7.75%

(PPL, PPL Energy Supply, LKE and LG&E)

(a)
The expected long-term rates of return for PPL's, PPL Energy Supply's, LKE's and LG&E's U.S. pension and other postretirement benefits have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  The best estimates are based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.

The expected long-term rates of return for PPL's U.K. pension plans have been developed by PPL management with assistance from an independent actuary using a best estimate of expected returns, volatilities and correlations for each asset class.  The best estimates are based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.

(PPL and PPL Energy Supply)

The following table provides the assumed health care cost trend rates for the year ended December 31:

	2012	2011	2010
PPL and PPL Energy Supply
Health care cost trend rate assumed for next year
- obligations	8.0%	8.5%	9.0%
- cost	8.5%	9.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.5%	5.5%
- cost	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2019	2019	2019
- cost	2019	2019	2016
(LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31, 2012, 2011 and November 1, 2010 through December 31, 2010, for the Successor and January 1, 2010 through October 31, 2010, for the Predecessor.

	Successor			Predecessor
	2012	2011	2010	2010
LKE
Health care cost trend rate assumed for next year
- obligations	8.0%	8.5%	9.0%	7.8%
- cost	8.5%	9.0%	9.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.5%	5.5%	4.5%
- cost	5.5%	5.5%	5.5%	4.5%
Year that the rate reaches the ultimate trend rate
- obligations	2019	2019	2019	2029
- cost	2019	2019	2019	2029

(PPL and LKE)

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects on the other postretirement benefit plans in 2012:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation
PPL	$7	$(6)
LKE	5	(4)

(PPL Energy Supply)

The effects on PPL Energy Supply's other postretirement benefit plan would not have been significant.

(PPL)

The funded status of the PPL plans was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Benefit Obligation, beginning of period	$4,381	$4,007	$6,638	$2,841	$687	$667
Service cost	103	95	54	44	12	12
Interest cost	220	217	340	282	31	33
Participant contributions			15	11	6	5
Plan amendments		8			(1)	10
Actuarial loss	546	220	1,081	257	31	6
Acquisition (a)				3,501
Settlements	(25)
Termination benefits			2	50
Net transfer in (out)			12
Actual expenses paid	(3)
Gross benefits paid	(176)	(166)	(397)	(309)	(46)	(47)
Federal subsidy					2	1
Currency conversion			143	(39)
Benefit Obligation, end of period	5,046	4,381	7,888	6,638	722	687

Change in Plan Assets
Plan assets at fair value, beginning of period	3,471	2,819	6,351	2,524	391	360
Actual return on plan assets	432	349	476	444	42	38
Employer contributions	239	470	341	164	27	33
Participant contributions			15	11	5	5
Acquisition (a)				3,567
Settlements	(25)
Actual expenses paid	(2)	(1)
Gross benefits paid	(176)	(166)	(397)	(309)	(44)	(45)
Currency conversion			125	(50)
Plan assets at fair value, end of period	3,939	3,471	6,911	6,351	421	391

Funded Status, end of period	$(1,107)	$(910)	$(977)	$(287)	$(301)	$(296)

Amounts recognized in the Balance
Sheets consist of:
Noncurrent asset				$130
Current liability	$(8)	$(29)			$(1)	$(1)
Noncurrent liability	(1,099)	(881)	$(977)	(417)	(300)	(295)
Net amount recognized, end of period	$(1,107)	$(910)	$(977)	$(287)	$(301)	$(296)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Transition obligation						$2
Prior service cost (credit)	$91	$115	$1	$3	$(7)	(5)
Net actuarial loss	1,241	922	2,184	1,191	106	97
Total (b)	$1,332	$1,037	$2,185	$1,194	$99	$94

Total accumulated benefit obligation
for defined benefit pension plans	$4,569	$3,949	$7,259	$6,144

(a)	Includes the pension plans of WPD Midlands, which was acquired in 2011. See Note 10 for additional information.
(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

AOCI	$659	$481	$59	$56
Regulatory assets/liabilities	673	556	40	38
Total	$1,332	$1,037	$99	$94

All of PPL's U.S. pension plans had projected and accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011.  All of PPL's other postretirement benefit plans had accumulated postretirement benefit obligations in excess of plan assets at December 31, 2012 and 2011.

For the U.K. pension plans of PPL WEM, projected benefit obligations of $4.3 billion were in excess of plan assets of $4.1 billion at December 31, 2012.

For the U.K. pension plans of PPL WW, projected and accumulated benefit obligations were in excess of plan assets at December 31 as follows (in billions):

	2012	2011

Projected benefit obligation	$3.6	$3.0
Accumulated benefit obligation	3.3	2.8
Fair value of plan assets	2.8	2.6

(PPL Energy Supply)

The funded status of the PPL Energy Supply plans were as follows:

	Pension Benefits
	U.S.		U.K.			Other Postretirement Benefits
	2012	2011	2012	2011		2012	2011
Change in Benefit Obligation
Benefit Obligation, beginning of period	$143	$121			$2,841	$17	$18
Service cost	6	5				1	1
Interest cost	7	7				1	1
Plan amendments						(1)
Actuarial loss	23	13					(2)
Distribution to parent (a)					(2,841)
Actual expenses paid							(1)
Gross benefits paid	(3)	(3)				(1)
Benefit Obligation, end of period	176	143				17	17

Change in Plan Assets
Plan assets at fair value, beginning of
period	132	106			2,524
Actual return on plan assets	16	14
Employer contributions	4	15
Distribution to parent (a)					(2,524)
Gross benefits paid	(3)	(3)
Plan assets at fair value, end of period	149	132

Funded Status, end of period	$(27)	$(11)		$		$(17)	$(17)

Amounts recognized in the Balance
Sheets consist of:
Current liability						$(1)	$(1)
Noncurrent liability	$(27)	$(11)				(16)	(16)
Net amount recognized, end of period	$(27)	$(11)				$(17)	$(17)

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Amounts recognized in AOCI
(pre-tax) consist of:
Prior service cost (credit)		$1			$(1)
Net actuarial loss	$52	38			2	$2
Total	$52	$39			$1	$2

Total accumulated benefit obligation
for defined benefit pension plans	$176	$143

(a)
As a result of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, the funded status and AOCI were removed from the balance sheet in January 2011.  See Note 9 for additional information.

PPL Energy Supply's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011.  PPL Energy Supply's other postretirement benefit plan had accumulated postretirement benefit obligations in excess of plan assets at December 31, 2012 and 2011.

In addition to the plans it sponsors, PPL Energy Supply and its subsidiaries are allocated a portion of the funded status and costs of the defined benefit plans sponsored by PPL Services based on their participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to PPL Energy Supply resulted in liabilities at December 31 as follows:

	2012	2011

Funded status of the pension plans	$268	$204
Other postretirement benefits	60	51

(LKE)

The funded status of the LKE plans was as follows.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,306	$1,229	$214	$204
Service cost	22	24	4	4
Interest cost	63	67	9	10
Plan amendments		9		10
Actuarial loss (gain)	144	25	(8)	(3)
Gross benefits paid	(48)	(48)	(11)	(12)
Federal subsidy			1	1
Benefit Obligation, end of period	1,487	1,306	209	214

Change in Plan Assets
Plan assets at fair value, beginning of period	944	778	58	49
Actual return on plan assets	117	62	8	3
Employer contributions	57	152	13	18
Gross benefits paid	(48)	(48)	(11)	(12)
Plan assets at fair value, end of period	1,070	944	68	58

Funded Status, end of period	$(417)	$(362)	$(141)	$(156)

Amounts recognized in the Balance
Sheets consist of:
Current liability	$(3)	$(3)
Noncurrent liability	(414)	(359)	$(141)	$(156)
Net amount recognized, end of period	$(417)	$(362)	$(141)	$(156)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Transition obligation				$2
Prior service cost	$28	$34	$11	14
Net actuarial (gain) loss	355	280	(17)	(7)
Total	$383	$314	$(6)	$9

Total accumulated benefit obligation
for defined benefit pension plans	$1,319	$1,141

At December 31, the amounts recognized in AOCI and regulatory assets/liabilities are as follows.
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011

AOCI	$27	$(7)		$1
Regulatory assets/liabilities	356	321	$(6)	8
Total	$383	$314	$(6)	$9

All of LKE's pension plans had projected and accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011.  LKE's other postretirement benefit plan had accumulated postretirement benefit obligations in excess of plan assets at December 31, 2012 and 2011.

(LG&E)

The funded status of the LG&E plan was as follows.

	Pension Benefits
	2012	2011
Change in Benefit Obligation
Benefit Obligation, beginning of period	$298	$274
Service cost	1	2
Interest cost	14	14
Plan amendments		9
Actuarial loss	32	14
Gross benefits paid	(14)	(15)
Benefit Obligation, end of period	331	298

Change in Plan Assets
Plan assets at fair value, beginning of period	256	217
Actual return on plan assets	32	16
Employer contributions	13	38
Gross benefits paid	(14)	(15)
Plan assets at fair value, end of period	287	256

Funded Status, end of period	$(44)	$(42)

Amounts recognized in the Balance Sheets consist of:
Noncurrent liability	$(44)	$(42)
Net amount recognized, end of period	$(44)	$(42)

Amounts recognized in regulatory assets (pre-tax)
consist of:
Prior service cost	$17	$20
Net actuarial loss	123	115
Total	$140	$135

Total accumulated benefit obligation for defined benefit pension plan	$328	$292

LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011.

In addition to the plan it sponsors, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to LG&E resulted in liabilities at December 31 as follows.

	2012	2011

Funded status of the pension plans	$58	$53
Other postretirement benefits	81	87

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

PPL Energy Supply identified the Steamfitters Local Union No. 420 Pension Plan, EIN/Plan Number 23-2004424/001 as the only significant plan to which contributions are made.  Contributions to this plan by PPL Energy Supply's mechanical contracting companies were $5 million for 2012, $5 million for 2011 and $4 million for 2010.  At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2012.  Therefore, the following disclosures specific to this plan are being made based on the Form 5500s filed for the plan years ended December 31, 2011 and 2010.  PPL Energy Supply's mechanical contracting subsidiaries were not identified individually as greater than 5% contributors on the Form 5500s.  However, the combined contributions of the three subsidiaries contributing to the plan had exceeded 5%.  The plan had a Pension Protection Act zone status of yellow and red, without utilizing an extended amortization period, as of December 31, 2011 and 2010.  In addition, the plan is subject to a rehabilitation plan and surcharges have been applied to participating employer contributions.  The expiration date of the collective-bargaining agreement related to those employees participating in this plan is April 30, 2014.  There were no other plans deemed individually significant based on a multifaceted assessment of each plan.  This assessment included review of the funded/zone status of each plan and PPL Energy Supply's potential obligations under the plan and the number of participating employers contributing to the plan.

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

	2012	2011	2010

Pension Plans	$31	$36	$26
Other Postretirement Medical Plans	28	31	23
Total Contributions	$59	$67	$49

PPL Energy Supply maintains a liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining, as required by the Coal Industry Retiree Health Benefit Act of 1992.  At December 31, 2012, the liability was $3 million.  The liability is the net of $67 million of estimated future benefit payments offset by $35 million of assets in a retired miners VEBA trust and an additional $29 million of excess assets available in a Black Lung Trust that can be used to fund the health care benefits of retired miners.

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to PPL Electric resulted in liabilities at December 31 as follows:

	2012	2011

Funded status of the pension plans	$237	$186
Other postretirement benefits	61	53

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to KU resulted in liabilities at December 31 as follows.

	2012	2011

Funded status of the pension plans	$104	$83
Other postretirement benefits	53	62

Plan Assets - U.S. Pension Plans

(PPL, PPL Energy Supply, LKE and LG&E)

PPL's primary legacy pension plan and the pension plan in which employees of PPL Montana participate are invested in the PPL Services Corporation Master Trust that also includes a 401(h) account that is restricted for certain other postretirement benefit obligations.  Through December 31, 2011, the plans sponsored by LKE, including LG&E's plan, were invested in Pension Trusts that also included a 401(h) account that is restricted for certain other postretirement benefit obligations.  Effective January 1, 2012, the assets in the LKE Pension Trusts were transferred into the PPL Services Corporation Master Trust.  The investment strategy for the master trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments.  The master trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

The investment policy of the PPL Services Corporation Master Trust outlines investment objectives and defines the responsibilities of the EBPB, external investment managers, investment advisor and trustee and custodian.  The investment policy is reviewed annually by PPL's Board of Directors.

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

Target allocation ranges have been developed for each portfolio on a plan basis based on input from external consultants with a goal of limiting funded status volatility.  The EBPB monitors the investments in each portfolio on a plan basis, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility.  In pursuing that goal, the EBPB establishes revised guidelines from time to time.  EBPB investment guidelines on a plan basis, as well as the weighted average of such guidelines, as of the end of 2012 are presented below.

The asset allocation for the trusts and the target allocation by portfolio, at December 31, are as follows:

PPL Services Corporation Master Trust

			2012 Target Asset Allocation (a)
	Percentage of trust assets		Weighted
	2012 (a)	2011	Average	PPL Plans	LKE Plans

Growth Portfolio	58%	57%	56%	55%	59%
Equity securities	31%	31%
Debt securities (b)	18%	17%
Alternative investments	9%	9%
Immunizing Portfolio	41%	41%	42%	43%	38%
Debt securities (b)	40%	40%
Derivatives	1%	1%
Liquidity Portfolio	1%	2%	2%	2%	3%
Total	100%	100%	100%	100%	100%

(a)	Allocations exclude consideration of cash for the WKE Bargaining Employees' Retirement Plan and a guaranteed annuity contract held by the LG&E and KU Retirement Plan.
(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

LG&E and KU Energy LLC Pension Trusts
	Percentage	Target Asset
	of trust assets	Allocation
	2011	2011

Growth Portfolio	54%	59%
Equity securities	33%
Debt securities (a)	21%
Immunizing Portfolio	34%	38%
Debt securities (a) (b)	34%
Liquidity Portfolio (b)	12%	3%
Total	100%	100%

(a)	Includes commingled debt funds, which LKE treats as debt securities for asset allocation purposes.
(b)
The asset allocation for this portfolio was not within the established target range due to the transition of assets at the end of 2011 in anticipation of transfer into the PPL Services Corporation Master Trust in January 2012.

(PPL Energy Supply)

PPL Montana, a subsidiary of PPL Energy Supply, has a pension plan whose assets are invested solely in the PPL Services Corporation Master Trust, which is fully disclosed below.  The fair value of this plan's assets of $149 million at December 31, 2012 represents an interest of approximately 4% in the master trust.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets, effective January 1, 2012, are invested solely in the PPL Services Corporation Master Trust, which is fully disclosed below.  The fair value of these plans' assets of $1.1 billion at December 31, 2012 represents an interest of approximately 26% in the master trust.

(LG&E)

LG&E has a pension plan whose assets, effective January 1, 2012, are invested solely in the PPL Services Corporation Master Trust, which is fully disclosed below.  The fair value of this plan's assets of $287 million at December 31, 2012 represents an interest of approximately 7% in the master trust.  At December 31, 2011, this plan's assets were invested solely in the LG&E and KU Energy LLC Pension Trusts, which is also fully disclosed below.  The fair value of this plan's assets of $256 million at December 31, 2011 represents an interest of approximately 26% in the pension trust.

(PPL, PPL Energy Supply, LKE and LG&E)

The fair value of net assets in the U.S. pension plan trusts by asset class and level within the fair value hierarchy was:

	December 31, 2012				December 31, 2011
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$84	$84			$78	$78
Equity securities:
U.S.:
Large-cap	558	206	$352		371	247	$124
Small-cap	124	124			112	112
Commingled debt	676	56	620		458		458
International	557	184	373		299	102	197
Debt securities:
U.S. Treasury and U.S. government sponsored
agency	704	634	70		515	443	72
Residential/commercial backed securities	12		11	$1	9		9
Corporate	874		847	27	446		439	$7
Other	24		23	1	10		10
International	7		7		6		6

	December 31, 2012				December 31, 2011
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Alternative investments:
Commodities	59		59
Real estate	93		93		85		85
Private equity	75			75	45			45
Hedge funds	125		125		92		92
Derivatives:
Interest rate swaps and swaptions	36		36		20		20
Other	2		2		5		5
Insurance contracts	42			42
Receivables	55	29	26		50	31	19
Payables	(66)	(55)	(11)		(48)	(40)	(8)
Total PPL Services Corporation Master Trust assets	4,041	1,262	2,633	146	2,553	973	1,528	52
401(h) account restricted for other
postretirement benefit obligations	(102)	(32)	(66)	(4)	(26)	(10)	(16)
Fair value - PPL Services Corporation Master
Trust pension assets	3,939	1,230	2,567	142	2,527	963	1,512	52

(PPL, LKE and LG&E)

LG&E and KU Energy LLC Pension Trusts
Cash and cash equivalents					122	122
Equity securities:
U.S.:
Large-cap					220		220
Commingled debt					65		65
International					106	44	62
Debt securities:
U.S. Treasury					97	97
Corporate					342		342
Derivatives:
Total return swaps					4		4
Insurance contracts					46			46
Total LG&E and KU Energy LLC
Pension Trusts assets					1,002	263	693	46
401(h) account restricted for other
postretirement benefit obligations					(58)	(13)	(45)
Fair value - LG&E and KU Energy LLC
Pension Trusts pension assets					944	250	648	46

Fair value - total U.S. pension plans	$3,939	$1,230	$2,567	$142	$3,471	$1,213	$2,160	$98

A reconciliation of U.S. pension trust assets classified as Level 3 at December 31, 2012 is as follows:

	Residential/
	commercial
	backed	Corporate	Private	Insurance	Other
	securities	debt	equity	contracts	Debt	Total

Balance at beginning of period		$7	$45	$46		$98
Actual return on plan assets
Relating to assets still held
at the reporting date		1	10	3		14
Relating to assets sold during the period		2				2
Purchases, sales and settlements	$1	21	20	(7)		35
Transfers from level 2 to level 3					$1	1
Transfers from level 3 to level 2		(4)				(4)
Balance at end of period	$1	$27	$75	$42	$1	$146

A reconciliation of U.S. pension trust assets classified as Level 3 at December 31, 2011 is as follows:

	Residential/
	commercial
	backed	Corporate	Private	Insurance
	securities	debt	equity	contracts	Other	Total

Balance at beginning of period		$6	$10	$47		$63
Actual return on plan assets
Relating to assets still held
at the reporting date		(4)	8	3		7
Purchases, sales and settlements		5	27	(4)		28
Balance at end of period		$7	$45	$46		$98

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

Investments in commingled equity and debt funds are categorized as equity securities.  These investments are classified as Level 2, except for exchange-traded funds, which are classified as Level 1 based on quoted prices in active markets.  The fair value measurements for Level 2 investments are based on firm quotes of net asset values per share, which are not considered obtained from a quoted price in an active market.  For the commingled equity funds, these securities represent investments that are measured against the Russell 1000 Growth Index, the Russell 1000 Index, the Russell 3000 Index and the MSCI EAFE Index.  Commingled debt funds are described in greater detail in the following discussion of debt securities.

The fair value measurements of debt securities are generally based on evaluated prices that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.  Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades; broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.  For the PPL Services Corporation Master Trust, these securities represent investments in securities issued by U.S. Treasury and U.S. government sponsored agencies; investments securitized by residential mortgages, auto loans, credit cards and other pooled loans; investments in investment grade and non-investment grade bonds issued by U.S. companies across several industries; investments in debt securities issued by foreign governments and corporations; and exchange traded funds as well as commingled fund investments.  Investments in commingled funds include a fund that invests in a diversified portfolio of emerging market debt obligations that is measured against the JP Morgan EMBI Global Diversified Index, as well as funds that invest in investment grade long duration fixed income securities that are measured against the Barclays Long A or Better Index.  During the first ten months of 2011 for the LG&E and KU Energy LLC Pension Trusts, debt securities within commingled trusts were measured against the Barclays Aggregated Bond Index and the Barclays U.S. Government/Credit Long Index.  During the last two months of 2011, the debt securities for the LG&E and KU Energy LLC Pension Trusts were transitioned to debt securities similar to those within the PPL Services Corporation Master Trust.  The debt securities, excluding those in commingled funds, held by the PPL Services Corporation Master Trust at December 31, 2012 have a weighted-average coupon of 3.49% and a weighted-average maturity of 21 years.

Investments in commodities represent ownership of units of a commingled fund that is invested as a long-only, unleveraged portfolio of exchange-traded futures and forward contracts in tangible commodities to obtain broad exposure to all principal groups in the global commodity markets, including energies, agriculture and metals (both precious and industrial) using proprietary commodity trading strategies.  The fund has daily liquidity with a specified notification period.  The fund's fair value is based upon a unit value as calculated by the fund's trustee.

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

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies.  Four of the partnerships have limited lives of ten years, while the fifth has a life of 15 years, after which liquidating distributions will be received.  Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval.  The PPL Services Corporation Master Trust has unfunded commitments of $73 million that may be required during the lives of the partnerships.  Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge funds represent investments in three hedge fund of funds.  Hedge funds seek a return utilizing a number of diverse investment strategies.  The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions.  Major investment strategies for the hedge fund of funds include long/short equity, market neutral, distressed debt, and relative value.  Generally, shares may be redeemed on 90 days prior written notice.  The funds are subject to short term lockups and have limitations on the amount that may be withdrawn based on a percentage of the total net asset value of the fund, among other restrictions.  All withdrawals are subject to the general partner's approval.  The fair value for two of the funds has been estimated using the net asset value per share and the third fund's fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

The fair value measurements of derivative instruments utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  These securities primarily represent investments in interest rate swaps and swaptions (the option to enter into an interest rate swap) which are valued based on the swap details, such as swap curves, notional amount, index and term of index, reset frequency, volatility and payer/receiver credit ratings.

Receivables/payables classified as Level 1 represent investments sold/purchased but not yet settled.  Receivables/payables classified as Level 2 represent interest and dividends earned but not yet received and costs incurred but not yet paid.

Insurance contracts, classified as Level 3, represent an investment in an immediate participation guaranteed group annuity contract.  The fair value is based on contract value, which represents cost plus interest income less distributions for benefit payments and administrative expenses.

Plan Assets - U.S. Other Postretirement Benefit Plans (PPL and LKE)

PPL's and LKE's investment strategy with respect to its other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner.  Excluding the 401(h) accounts included in the PPL Services Corporation Master Trust in 2012 and LG&E and KU Energy LLC Pension Trusts in 2011 discussed in Plan Assets - U.S. Pension Plans above, PPL's and LKE's other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments.  These plans benefit from diversification of asset types, investment fund strategies and investment fund managers, and therefore, have no significant concentration of risk.  Equity securities include investments in domestic large-cap commingled funds.  Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated by PPL and LKE as debt securities for asset allocation and target allocation purposes.  Ownership interests in commingled money market funds that invest entirely in money market securities are classified as equity securities, but treated by PPL and LKE as cash and cash equivalents for asset allocation and target allocation purposes.  The asset allocation for the VEBA trusts and the target allocation, by asset class, at December 31 are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2012	2011	2012
Asset Class
U.S. Equity securities	46%	41%	45%
Debt securities (a)	51%	53%	50%
Cash and cash equivalents (b)	3%	6%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.
(b)	Includes commingled money market fund.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2012				December 31, 2011
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Equity securities:
Large-cap	$145		$145		$126		$126
Commingled debt	119		119		121		121
Commingled money market funds	13	$13			20		20
Municipalities	41		41		40		40
Receivables	1		1
Total VEBA trust assets	319	13	306		307		307
401(h) account assets (a)	102	32	66	$4	84	$23	61
Fair value - U.S. other postretirement
benefit plans	$421	$45	$372	$4	$391	$23	$368

(a)
LKE's other postretirement benefit plan was invested primarily in a 401(h) account as disclosed in the PPL Services Corporation Master trust in 2012 and the LG&E and KU Energy LLC Pension Trusts in 2011.

Investments in large-cap equity securities represent investments in a passively managed equity index fund that invests in securities and a combination of other collective funds that together track the performance of the S&P 500 Index.  Redemptions can be made daily on this fund.

Investments in commingled debt securities represent investments in a fund that invests in a diversified portfolio of investment grade long-duration fixed income securities that are managed to track the Barclays U.S. Long Credit Index, as well as a fund that is tracked to the Barclays U.S. Long Treasury Index.  Redemptions can be made weekly on these funds.

Investments in commingled money market funds represent investments in a fund that invests primarily in a diversified portfolio of investment grade money market instruments, including, but not limited to, commercial paper, notes, repurchase agreements and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase.  The primary objective of the fund is a high level of current income consistent with stability of principal and liquidity.  Redemptions can be made daily on this fund.

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

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2012	2011	2012
Asset Class
Cash and cash equivalents		5%
Equity securities
U.K.	6%	14%	6%
European (excluding the U.K.)	14%	5%	4%
Asian-Pacific		5%	3%
North American		5%	5%
Emerging markets	3%	2%	5%
Currency	2%	1%	1%
Global Tactical Asset Allocation	18%		18%
Debt securities (a)	51%	56%	52%
Alternative investments	6%	7%	6%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2012				December 31, 2011
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$14	$14			$313	$313
Equity securities:
U.K. companies	440	223	$217		921		$921
European companies (excluding the U.K.)	956	720	236		313		313
Asian-Pacific companies					312		312
North American companies					335		335
Emerging markets companies	231		231		116		116
Currency	127		127		31		31
Global Tactical Asset Allocation	1,220		1,220		25		25
Commingled debt:
U.K. corporate bonds	593		593		699		699
U.K. gilts	1,664		1,664		2,109		2,109
U.K. index-linked gilts	1,243		1,243		744		744
Alternative investments:
Real estate	423		423		433		433
Fair value - U.K. pension plans	$6,911	$957	$5,954		$6,351	$313	$6,038
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

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

PPL's U.S. defined benefit plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL contributed $394 million to its U.S. pension plans in January 2013.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  PPL expects to make approximately $7 million of benefit payments under these plans in 2013.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause PPL to contribute $24 million to its other postretirement benefit plans in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2013	$196	$49	$1
2014	206	53	1
2015	219	55	1
2016	232	58	1
2017	249	60	1
2018-2022	1,475	333	3

(PPL Energy Supply)

The PPL Montana pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  Therefore, no contributions are expected for 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

		Other
	Pension	Postretirement

2013	$4	$1
2014	5	2
2015	6	2
2016	6	2
2017	7	2
2018-2022	48	12

(LKE)

LKE's defined benefit plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, LKE contributed $150 million to its pension plans in January 2013.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  LKE expects to make $3 million of benefit payments under these plans in 2013.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause LKE to contribute $12 million to its other postretirement benefit plan in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2013	$55	$13	$1
2014	55	13
2015	58	14	1
2016	60	14
2017	65	14	1
2018 - 2022	399	77	2

(LG&E)

LG&E's defined benefit plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, LG&E contributed $11 million to its pension plan in January 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trust.

Pension

2013	$15
2014	15
2015	15
2016	16
2017	16
2018 - 2022	95

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements.  Future contributions for PPL WW were evaluated in accordance with the latest valuation performed as of March 31, 2010, in respect of PPL WW's principal pension plan, to determine contribution requirements for 2013 and forward.  Future contributions for PPL WEM were evaluated in accordance with the latest valuation performed as of June 30, 2011, in respect of PPL WEM's principal pension plan, to determine contribution requirements for 2013 and forward.  WPD expects to make contributions of approximately $136 million in 2013.  PPL WW and PPL WEM are currently permitted to recover in rates approximately 75% of their deficit funding requirements for their primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

Pension

2013	$379
2014	385
2015	393
2016	400
2017	406
2018-2022	2,141

Savings Plans (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s).  Employer contributions to the plans were:

	2012	2011	2010

PPL	$36	$31	$23
PPL Energy Supply	12	11	10
PPL Electric	5	5	4

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

LKE	$12	$11	$2	$9
LG&E	6	5	1	4
KU	6	6	1	4

The increase for PPL in 2012 and 2011 is primarily the result of PPL's acquisition of LKE and the employer contributions related to the employees of that company and its subsidiaries under their existing plans.

(PPL, PPL Energy Supply and PPL Electric)

Employee Stock Ownership Plan

Certain PPL subsidiaries sponsor a non-leveraged ESOP in which domestic employees, excluding those of PPL Montana, LKE and the mechanical contractors, are enrolled on the first day of the month following eligible employee status.  Dividends paid on ESOP shares are treated as ordinary dividends by PPL.  Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes.  Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

Compensation expense for ESOP contributions was $8 million in 2012, 2011 and 2010.  These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

PPL shares within the ESOP outstanding at December 31, 2012 were 7,857,222, or 1% of total common shares outstanding, and are included in all EPS calculations.

Separation Benefits

Certain PPL subsidiaries provide separation benefits to eligible employees.  These benefits may be provided in the case of separations due to performance issues, loss of job related qualifications or organizational changes.  Until December 1, 2012, certain employees separated were eligible for cash severance payments, outplacement services, accelerated stock award vesting, continuation of group health and welfare coverage, and enhanced pension and postretirement medical benefits.  As of December 1, 2012, separation benefits for certain employees were changed to eliminate accelerated stock award vesting and enhanced pension and postretirement medical benefits.  Also, the continuation of group health and welfare coverage was replaced with a single sum payment approximating the dollar amount of premium payments that would be incurred for continuation of group health and welfare coverage.  Separation benefits are recorded when such amounts are probable and estimable.

Separation benefits were not significant in 2012 and 2010.

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

Beginning in 2013, provisions within Health Care Reform eliminate the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, in 2010:

•	PPL recorded income tax expense of $8 million; and
•	PPL Energy Supply recorded income tax expense of $5 million.

Other provisions within Health Care Reform that apply to PPL and its subsidiaries include:

•	an excise tax, beginning in 2018, imposed on high-cost plans providing health coverage that exceeds certain thresholds;
•	a requirement to extend dependent coverage up to age 26; and
•	broadening the eligibility requirements under the Federal Black Lung Act.

PPL and its subsidiaries have evaluated the provisions of Health Care Reform and have included the applicable provision in the valuation of those benefit plans that are impacted.  The inclusion of the various provisions of Health Care Reform did not have a material impact on the financial statements.  PPL and its subsidiaries will continue to monitor the potential impact of any changes to the existing provisions and implementation guidance related to Health Care Reform on their benefit programs.

14.  Jointly Owned Facilities

(PPL, PPL Energy Supply, LKE, LG&E and KU)

At December 31, 2012 and 2011, the Balance Sheets reflect the owned interests in the facilities listed below.

					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
PPL
December 31, 2012
Generating Plants
Susquehanna	90.00%	$4,628		$3,530	$65
Conemaugh	16.25%	238		122	30
Keystone	12.34%	206		82	3
Trimble County Units 1 & 2	75.00%	1,279		112	43
Merrill Creek Reservoir	8.37%		$22	15

December 31, 2011
Generating Plants
Susquehanna	90.00%	$4,608		$3,496	$42
Conemaugh	16.25%	233		115	14
Keystone	12.34%	198		69	3
Trimble County Units 1 & 2	75.00%	1,245		61	35
Merrill Creek Reservoir	8.37%		$22	15

PPL Energy Supply
December 31, 2012
Generating Plants
Susquehanna	90.00%	$4,628		$3,530	$65
Conemaugh	16.25%	238		122	30
Keystone	12.34%	206		82	3
Merrill Creek Reservoir	8.37%		$22	15

December 31, 2011
Generating Plants
Susquehanna	90.00%	$4,608		$3,496	$42
Conemaugh	16.25%	233		115	14
Keystone	12.34%	198		69	3
Merrill Creek Reservoir	8.37%		$22	15

					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
LKE
December 31, 2012
Generating Plants
Trimble County Unit 1	75.00%	$304		$33	$10
Trimble County Unit 2	75.00%	975		79	33

December 31, 2011
Generating Plants
Trimble County Unit 1	75.00%	$297		$19	$11
Trimble County Unit 2	75.00%	948		42	24

LG&E
December 31, 2012
Generating Plants
E.W. Brown Units 6-7	38.00%	$40		$5
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	46		3
Trimble County Unit 1	75.00%	304		33	$10
Trimble County Unit 2	14.25%	198		14	13
Trimble County Units 5-6	29.00%	29		2
Trimble County Units 7-10	37.00%	68		6	2
Cane Run Unit 7 CCGT	22.00%				16

December 31, 2011
Generating Plants
E.W. Brown Units 6-7	38.00%	$39		$3
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	44		2	$5
Trimble County Unit 1	75.00%	297		19	11
Trimble County Unit 2	14.25%	190		7	7
Trimble County Units 5-6	29.00%	31		1
Trimble County Units 7-10	37.00%	64		4	1

KU
December 31, 2012
Generating Plants
E.W. Brown Units 6-7	62.00%	$64	$7	$1
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	42	2
Trimble County Unit 2	60.75%	777	65	20
Trimble County Units 5-6	71.00%	70	4
Trimble County Units 7-10	63.00%	116	10	2
Cane Run Unit 7 CCGT	78.00%			53

December 31, 2011
Generating Plants
E.W. Brown Units 6-7	62.00%	$64	$5
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	39	2	$4
Trimble County Unit 2	60.75%	758	35	17
Trimble County Units 5-6	71.00%	66	2	4
Trimble County Units 7-10	63.00%	109	6	5

Each subsidiary owning these interests provides its own funding for its share of the facility.  Each receives a portion of the total output of the generating plants equal to its percentage ownership.  The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

In addition to the interests mentioned above, at December 31, 2012 and 2011, PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases.  See Note 11 for additional information.  At December 31, 2012 and 2011, NorthWestern owned a 30% interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4.  Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4, and is entitled to take up to the same percentage of the available generation from Units 3 and 4.

15.  Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term energy and energy related contracts which include commitments to purchase:

Maximum
Maturity
Contract Type	Date

Fuels (a)	2023
Limestone	2030
Natural Gas Storage	2015
Natural Gas Transportation	2032
Power, excluding wind	2017
RECs	2038
Wind Power	2027

(a)
PPL Energy Supply enters into long-term purchase contracts to supply the coal requirements for its coal-fired generation facilities.  As a result of lower electricity and natural gas prices, coal unit utilization has decreased.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $29 million during 2012 to reduce its 2012 and 2013 contracted coal deliveries.  These charges were recorded to "Fuel" on the Statement of Income.

(PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's gas supply operations.  These contracts include the following commitments:

Maximum
Maturity
Contract Type	Date

Coal	2017
Coal Transportation and Fleeting Services	2023
Natural Gas Storage	2013
Natural Gas Transportation	2024

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040.  Pursuant to the OVEC power purchase contract, LG&E and KU are responsible for their pro-rata share of certain obligations of OVEC under defined circumstances.  These potential liabilities include unpaid OVEC indebtedness as well as shortfall amounts in certain excess decommissioning costs and other post-employment and post-retirement benefit costs other than pension.  LKE's proportionate share of OVEC's outstanding debt was $135 million at December 31, 2012, consisting of LG&E's share of $93 million and KU's share of $42 million.  Future obligations for power purchases from OVEC are unconditional demand payments, comprised of annual minimum debt service payments, as well as contractually required reimbursement of plant operating, maintenance and other expenses as follows:

	LG&E	KU	Total

2013	$21	$9	$30
2014	21	9	30
2015	21	9	30
2016	22	10	32
2017	22	10	32
Thereafter	612	272	884
	$719	$319	$1,038

In addition, LG&E and KU had total energy purchases under the OVEC power purchase agreement for the periods ended as follows:

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

LG&E	$20	$22	$4	$17
KU	9	10	2	7
Total	$29	$32	$6	$24

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  To date, PPL Electric has conducted all of its planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases, ranging from five months to ten years, to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  In May 2012, PPL Electric filed a plan with the PUC to purchase its electricity supply for default customers for the period June 2013 through May 2015.  The PUC subsequently approved PPL Electric's plan on January 24, 2013.  The approved plan proposes that PPL Electric procure this electricity through competitive solicitations conducted twice each plan year beginning in April 2013.

(PPL Electric)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend into 2019, excluding long-term renewable energy agreements that extend into 2038.

(PPL Energy Supply)

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

The Kerr Dam Project license (50-year term) was issued by the FERC jointly to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Nation in 1985, and requires PPL Montana (as successor licensee to Montana Power) to hold and operate the project for at least 30 years (to 2015).  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.  While the tribes have indicated their intent to exercise the option at the earliest possible date, PPL Montana cannot predict if and when this option will be exercised.  The license also requires PPL Montana to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitats.  Under this arrangement, PPL Montana has a remaining commitment to spend $6 million between 2013 and 2015, in addition to the annual rent it pays to the tribes.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams comprising the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitats, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $30 million between 2013 and 2040.

Legal Matters

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

WKE Indemnification (PPL and LKE)

See footnote (l) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

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

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  Those unpaid amounts accrue interest at 10% per year.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.

In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax), representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  Rental compensation was estimated for periods subsequent to 2007.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition, and in February 2012 issued a decision overturning the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  As a result, in the fourth quarter of 2011 PPL Montana reversed its total loss accrual of $89 million ($53 million after-tax) which had been recorded prior to the U.S. Supreme Court decision.  The amount reversed was recorded on the Statement of Income as a $75 million credit to "Other operation and maintenance" and a $14 million credit to "Interest Expense." PPL Montana believes the U.S. Supreme Court decision resolves certain questions of liability in this case in favor of PPL Montana and leaves open for reconsideration by Montana courts, consistent with the findings of the U.S. Supreme Court, certain other questions.  In April 2012, the case was returned by the Montana Supreme Court to the Montana First Judicial District Court.  Further proceedings have not yet been scheduled by the District Court.  PPL Montana has concluded it is no longer probable, but it remains reasonably possible, that a loss has been incurred.  While unable to estimate a range of loss, PPL Montana believes that any such amount would not be material.

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana.  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.  This contract was accounted for as NPNS by PPL EnergyPlus.

The SMGT Contract provided for fixed volume purchases on a monthly basis at established prices.  Pursuant to a court order and subsequent stipulations entered into between the SMGT bankruptcy trustee and PPL EnergyPlus, since the date of its Chapter 11 filing through January 2012, SMGT continued to purchase electricity from PPL EnergyPlus at the price specified in the SMGT Contract and made timely payments for such purchases, but at lower volumes than as prescribed in the SMGT Contract.  In January 2012, the trustee notified PPL EnergyPlus that SMGT would not purchase electricity under the SMGT Contract for the month of February.  In March 2012, the U.S. Bankruptcy Court for the District of Montana issued an order approving the request of the SMGT trustee and PPL EnergyPlus to terminate the SMGT Contract.  As a result, the SMGT Contract was terminated effective April 1, 2012, allowing PPL EnergyPlus to resell to other customers the electricity previously contracted to SMGT.

PPL EnergyPlus' receivable under the SMGT Contract, representing non-performance by SMGT prior to termination of the SMGT Contract, totaled approximately $21 million at December 31, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim, including the above receivable, is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim, thus no amounts have been recorded in the 2012 financial statements.

PPL Energy Supply cannot predict any amount that it may recover in connection with the SMGT bankruptcy or the prices and other terms on which it will be able to market to third parties the power that SMGT will not purchase from PPL EnergyPlus due to the termination of the SMGT Contract.

Notices of Intent to Sue Colstrip Owners

In July 2012, PPL Montana received a Notice of Intent to Sue for violations of the Clean Air Act at Colstrip Steam Electric Station (Notice) from counsel on behalf of the Sierra Club and the MEIC.  An Amended Notice was received on September 4, 2012, and a Second Amended Notice was received in October 2012.  A Supplemental Notice was received in December 2012.  The Notice, Amended Notice, Second Amended Notice, and Supplemental Notice (the Notices) were all addressed to the Owner or Managing Agent of Colstrip, and to the other Colstrip co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, NorthWestern Energy and PacifiCorp.  The Notice alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements.  The Amended Notice alleges additional opacity violations at Colstrip, and the Second Amended Notice alleges additional Title V violations.  The Supplemental Notice includes additional New Source Review Claims.  All four notices state that Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas affected by the alleged air pollution and require reimbursement of Sierra Club's and MEIC's costs of litigation and attorney's fees.  Under the Clean Air Act, lawsuits cannot be filed until 60 days after the applicable notice date.  PPL is evaluating the allegations set forth in the Notices and cannot at this time predict the outcome of this matter.

Regulatory Issues

(PPL, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.

Enactment of Financial Reform Legislation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Dodd-Frank Act became effective in July 2010 and includes provisions that impose derivative transaction reporting requirements and require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act also provides that the U.S. Commodity Futures Trading Commission (CFTC) may impose collateral and margin requirements for over-the-counter derivative transactions, as well as capital requirements for certain entity classifications.  Final rules on major provisions in the Dodd-Frank Act are being established through rulemakings.  The rulemakings are scheduled to become effective at different times beginning with the October 12, 2012 effective date of the definitional rule for the term "swap".  In particular, the CFTC's Final Rule (Final Rule), defining key terms such as "swap dealer" and "major swap participant", took effect with the effectiveness of the swap definitional rule.

The heightened thresholds and requirements for these entity classifications set forth in the Final Rule resulted in the Registrants currently being designated neither swap dealers nor major swap participants.  The Dodd-Frank Act and its implementing regulations, however, will impose on the Registrants significant additional and costly recordkeeping and reporting requirements.  Also, the Registrants could face significantly higher operating costs or may be required to post additional collateral if they or their counterparties are subject to capital or margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  The Registrants will continue to evaluate the provisions of the Dodd-Frank Act and its implementing regulations.  At this time, the Registrants cannot predict the impact that the law or its implementing regulations will have on their businesses or operations, or the markets in which they transact business, but could incur significant costs related to compliance with the Dodd-Frank Act.

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

In addition, in February 2011, PPL, and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  In October 2011, the court denied the BPU's motion to dismiss the proceeding.  In September 2012, the U.S. District Court denied all summary judgment motions, and the litigation is continuing.  Trial is scheduled to begin in March 2013.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

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

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution.  In this action, the plaintiffs request declaratory and injunctive relief barring implementation of the order by the Commissioners of the MD PSC.  In August 2012, the court denied the MD PSC and CPV Maryland, LLC motions to dismiss the proceeding and the litigation is continuing.  Trial is scheduled to begin in March 2013.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  At June 30, 2012, there were two remaining claims against PPL Energy Supply totaling $73 million.  In July 2012, PPL Montana and the City of Tacoma, one of the parties claiming refunds at FERC, reached a settlement whereby PPL Montana would pay $75 thousand to resolve the City of Tacoma's $23 million claim, $9 million of which represents interest.  The settlement does not resolve the remaining claim outstanding at December 31, 2012 of approximately $50 million.

Although PPL and its subsidiaries believe they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, PPL and PPL Energy Supply cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, PPL and PPL Energy Supply cannot estimate a range of reasonably possible losses, if any, related to this matter.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In June 2011, FERC approved PPL's market-based rate update for the Eastern and Western regions.  Also, in June 2011, PPL filed its market-based rate update for the Southeast region, including LG&E and KU in addition to PPL EnergyPlus.  In June 2011, the FERC issued an order approving LG&E's and KU's request for a determination that they no longer be deemed to have market power in the BREC balancing area and removing restrictions on their market-based rate authority in such region.

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

Electric Reliability Standards

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

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.  Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

In October 2012, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning Reliability Standards for Geomagnetic Disturbances.  The FERC proposes to direct NERC to submit for approval Reliability Standards that address the impact of geomagnetic disturbances on the reliable operation of the bulk-power system, including one or more measures to protect against damage to the bulk-power system, such as the installation of equipment that blocks geomagnetically induced currents on implicated transformers.  If the NOPR is adopted by the FERC, it is expected to require the Registrants either or both to make significant expenditures in new equipment or modifications to their facilities.  The Registrants are unable to predict whether the NOPR will be adopted as proposed by the FERC or the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

Settled Litigation (PPL and PPL Energy Supply)

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits totaling $56 million to "Fuel" on the Statement of Income in 2011 to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  The amounts recorded through September 2011 cover costs incurred from 1998 through December 2010.  PPL Susquehanna is eligible to receive payment of annual claims for allowed costs, as set forth in the settlement agreement, that are incurred through December 31, 2013.  In exchange, PPL Susquehanna has waived any claims against the United States government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna plan through December 31, 2013.

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

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act as amended and those federal, state, or local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal in accordance with their approved compliance plans.  Costs not covered by the ECR for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before their respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to environmental compliance costs is reduced.  As PPL Energy Supply is not a rate regulated entity, it does not have any mechanism for seeking rate recovery of environmental compliance costs.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR, which was intended to finalize and rename the Clean Air Transport Rule (Transport Rule) proposed in August 2010.  The CSAPR replaced the EPA's previous CAIR which was invalidated by the U.S. Court of Appeals for the District of Columbia Circuit (the Court) in July 2008.  CAIR subsequently was effectively reinstated by the Court in December 2008, pending finalization of the Transport Rule.  Like CAIR, CSAPR only applied to PPL's fossil-fueled generating plants located in Kentucky and Pennsylvania.

In December 2011, the Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  A further revised rule is not expected from the EPA for at least two years.

The CSAPR was meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides emissions.  The CSAPR established new sulfur dioxide and nitrogen oxide emission allowance cap and trade programs that were more restrictive than previously under CAIR.  The CSAPR provided for two-phased programs of sulfur dioxide and nitrogen oxide emissions reductions, with initial reductions in 2012 and more stringent reductions in 2014.

The Kentucky fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances).  To meet nitrogen oxide standards, under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR requirements or standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet nitrogen oxide standards, under the CAIR, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

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

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to achieve attainment by 2017.  For areas that are in attainment or that are unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  In December 2012, the EPA issued final rules that strengthen the particulate standards.  Under the final rule, states and the EPA have until the end of 2014 to identify initial non-attainment areas, and states have until 2020 to achieve attainment status for those areas.  States can request an extension to 2025 to comply with the rule.  Until particulate matter and sulfur dioxide maintenance and compliance plans are developed, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict which of their facilities may be located in a non-attainment area and what measures would be required to achieve attainment status.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, the MATS, or the Regional Haze requirements, such as upgraded or new sulfur dioxide scrubbers at some of their plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.

Mercury and Other Hazardous Air Pollutants

In May 2011, the EPA published a proposed regulation providing for stringent reductions of mercury and other hazardous air pollutants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 16, 2012.  The rule is being challenged by industry groups and states.  The EPA issued a proposed rule in November 2012 reconsidering limited aspects of its MATS and New Source Performance Standards (NSPS) to which PPL responded with comments.

The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  Based on their assessment of the need to install pollution control equipment to meet the provisions of the proposed rule, LG&E and KU filed requests with the KPSC for environmental cost recovery to facilitate moving forward with plans to install environmental controls including chemical additive and fabric-filter baghouses to remove certain hazardous air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  See Note 6 for information on LG&E's and KU's anticipated retirement of certain coal-fired electric generating units in response to this and other environmental regulations.  With the publication of the final MATS rule, LG&E and KU are currently assessing whether any revisions of their approved compliance plans will be necessary.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that certain coal-fired plants may require installation of chemical additive systems, the cost of which is not expected to be significant.  With respect to PPL Energy Supply's Montana plants, modifications to the current air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant asset group's carrying amount at December 31, 2012 was approximately $68 million.  Although the Corette plant asset group was not determined to be impaired at December 31, 2012, it is reasonably possible that an impairment could occur in future periods as higher priced sales contracts settle, adversely impacting projected cash flows.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.

Regional Haze and Visibility

In January 2012, the EPA proposed limited approval of the Pennsylvania regional haze State Implementation Plan (PA SIP).  That proposal would essentially approve PPL's analysis that further particulate controls at PPL Energy Supply's Pennsylvania plants are not warranted.  The limited approval does not address deficiencies of the state plan arising from the remand of the CAIR.  Previously, the EPA had determined that implementation of the CAIR requirements would meet regional haze requirements.

In 2012, the EPA finalized a rule providing that implementation of the CSAPR would also meet the Best Available Retrofit Technology (BART) requirements for sulfur dioxide and nitrogen oxides.  This rule also addresses the PA SIP deficiency arising from the CAIR remand.  However, in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (Court) vacated and remanded the CSAPR back to the EPA for further rulemaking (as discussed above).  In September 2012, several environmental groups filed a petition for review with the Court challenging the EPA's approval of the PA SIP.  At this time, it is not known whether the EPA will reinstate its previous determination that CAIR satisfies the BART requirement or will require states to conduct source-specific BART studies.

In Montana, the EPA Region 8 developed the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART state implementation plan at this time.  PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted, except that the EPA concurred with the installation of Separated Overfire Air (SOFA) and lime injection for Units 1 and 2.  PPL has also submitted data and analyses of various air emission control options under the rules to reduce air emissions related to the non-BART-affected emission sources of Colstrip Units 3 and 4.  The analyses show that any incremental reductions would not be cost-effective and that further analysis is not warranted.

In September 2012, the EPA issued its final Federal Implementation Plans (FIP) for the Montana regional haze rule.  The final FIP indicated that no additional controls were required for Corette or Colstrip Units 3 and 4 but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015.  See "Mercury and Other Hazardous Air Pollutants" discussion above.  Under the final FIP, Colstrip Units 1 and 2 will require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxide and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  In November 2012, PPL filed a petition for review of the Montana Regional Haze FIP with the U.S. Court of Appeals for the Ninth Circuit.  Environmental groups have also filed a petition for review.  The two matters have been consolidated, and the parties have agreed to a briefing schedule.

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

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received in the early 2000s for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during the Spring 2012 maintenance outage at Colstrip Unit 1.  In September 2012, PPL Montana received an information request from the Montana Department of Environmental Quality regarding the Unit 1 and other projects.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In addition, in August 2007, LG&E received information requests for the Mill Creek and Trimble County plants, and KU received requests for the Ghent plant, but they have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received a notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  In September 2012, the parties reached a tentative settlement addressing the Ghent NSR matter and a September 2007 notice of violation alleging opacity violations at the plant.  A consent decree was lodged in the U.S. District Court for the Eastern District of Kentucky in December 2012.  PPL, LKE and KU cannot predict the outcome of this matter until the consent decree is entered by the Court, but currently do not expect such outcome to result in costs in excess of amounts already accrued, which amounts are not material.

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

States and environmental groups also have provided notice of their intention to initiate enforcement actions and litigation alleging violations of the NSR regulations by coal-fired generating plants.  See "Legal Matters" above for information on a notice of intent to sue received in July 2012 (and amended multiple times thereafter) by PPL Montana and other owners of Colstrip.  PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict whether such actions will be brought against any of their other plants.

Colstrip and Corette Air Permits (PPL and PPL Energy Supply)

In January 2013, Earthjustice, on behalf of the Sierra Club and the MEIC filed an administrative appeal with the Board of Environmental Review, setting forth challenges to certain components of the Title V permits for Colstrip and Corette.  These challenges include: 1) the regional haze requirements should have been included in the Title V permits for Corette and Colstrip; 2) the MATS requirements should have been included in the Title V permits for Corette and Colstrip; 3) the particulate monitoring methodology is inadequate at Corette and Colstrip; and 4) sulfur dioxide monitoring is inadequate at Corette.  PPL Montana intends to participate in this proceeding and cannot predict its outcome.

On January 31, 2013, the Sierra Club and the MEIC alleged identical claims in their joint petition to the EPA, requesting that the EPA object to the MDEQ's issuance of Colstrip's and Corette's Title V permits.  PPL Montana cannot predict the outcome of this parallel matter pending before the EPA.

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

Greenhouse Gas Legislation

While climate change legislation was actively considered in 2009-2010, such legislation has not significantly progressed.  Since that time, although the U.S. House of Representatives passed legislation attempting to bar the EPA from regulating GHG emissions under the existing authority of the Clean Air Act, the Senate never took up the legislation.  The timing and elements of future federal legislation addressing GHG emission reductions are uncertain at this time.

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that apply beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase requires the BACT permit limits for GHGs.  The rules were challenged, and in June 2012, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA's regulations.  In December 2012, the Court denied petitions for rehearing pertaining to the Court's June 2012 opinion.

In addition, in April 2012, the EPA proposed NSPS for carbon dioxide emissions from new coal-fired generating units, combined-cycle natural gas units, and integrated gasification combined-cycle units.  The proposal would require new coal plants to achieve the same stringent limitations on carbon dioxide emissions as the best performing new gas plants.  There presently is no commercially available technology to allow new coal plants to achieve these limitations and, as a result, the EPA's proposal would effectively preclude future construction of new coal-fired generation.  In December 2012, the U.S. Court of Appeals for the District of Columbia Circuit dismissed consolidated challenges to the NSPS holding that the proposed rule is not a final agency action.  The EPA is expected to finalize the NSPS for new sources in early 2013.

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

Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report and identified specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced that would, if enacted, accelerate solar supply requirements and restrict eligible solar projects to those located in Pennsylvania.  PPL and PPL Energy Supply cannot predict at this time whether this legislation will be enacted.

Eleven western states and certain Canadian provinces established the Western Climate Initiative (WCI) in 2003.  The WCI established a goal of reducing carbon dioxide emissions by 15% below 2005 levels by 2020 and developed GHG emission allocations, offsets, and reporting recommendations.  Montana was once a partner in the WCI, but by 2011 withdrew, along with several other western states.

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

In 2012, PPL's power plants emitted approximately 70 million tons of carbon dioxide compared with 74 million tons in 2011.  The totals reflect 35 million tons from PPL Generation and 35 million tons from LG&E's and KU's generating fleet.  All tons are U.S. short tons (2,000 pounds/ton).

Renewable Energy Legislation (PPL, PPL Energy Supply, LKE, LG&E and KU)

There has been interest in renewable energy legislation at both the state and federal levels.  Federal legislation on renewable energy is not expected to be introduced this year.  In Pennsylvania, bills were recently introduced in both the Senate and House amending the existing AEPS to accelerate the current solar generation obligation, but no action was taken before the end of the 2011-2012 legislative session.  Future bills are expected calling for an increase in AEPS Tier 1 (renewable resources, such as wind and solar) obligations and to create a $25 million permanent funding program for solar.  Bills have also been introduced in Montana to add hydropower as a qualified source to the renewable portfolio standard.

PPL, PPL Energy Supply, LKE, LG&E and KU believe there are financial, regulatory and logistical uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their merchant plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would materially increase costs and result in early retirements of many coal-fired plants, as it would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid (non-hazardous) waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

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

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) that requests comments on selected documents that the EPA received during the comment period for the proposed regulations.  In addition, the U.S. House of Representatives in September 2012 approved a bill that was revised in the Senate to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and to preclude the EPA from regulating CCRs under Subtitle C of the RCRA.  This revised bill is being considered in the Senate and the prospect for passage is uncertain.

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

A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by the outcome of the above litigation, which could require the EPA to issue its regulations sooner.

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

The PADEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the PADEP have settled this matter.  The settlement also required PPL to submit a report on the completed studies of possible natural resource damages.  PPL subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.  Subsequently, in August 2011 the PADEP submitted its National Resource Damage Assessment report to the court and to the interveners.  In December 2011, the interveners commented on the PADEP report and in February 2012 the PADEP and PPL filed separate responses with the court.  In March 2012, the court dismissed the interveners' case, but the interveners have appealed the dismissal to the Pennsylvania Supreme Court and a decision by the court is still pending.

Through December 31, 2012, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the nature of any other regulatory or legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in significant losses above the amounts currently recorded.

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

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage due to seepage from plant wastewater ponds.  A settlement agreement was reached in July 2010 which would have resulted in a payment by PPL Montana, but certain of the plaintiffs later argued the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011 the court granted the motion and ordered the settlement to be completed in 60 days.  The plaintiffs appealed the October 2011 order to the Montana Supreme Court, which affirmed the district court's order enforcing the settlement on December 31, 2012 and denied plaintiff's motion for rehearing on February 5, 2013.  The parties have 60 days after the February 5, 2013 decision to complete the settlement.  PPL Montana's share of the settlement is not expected to be significant.

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, PPL Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to these facilities.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER), on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation (NWF).  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.

In late October 2012, Earthjustice filed a second complaint against the MDEQ and PPL Montana in state district court in Lewis and Clark County on behalf of the Sierra Club, the MEIC and the NWF.  This complaint alleges that the defendants have failed to take action under the MFSA and the Montana Water Quality Act to effectively monitor and correct issues of coal ash disposal and wastewater ponds at the Colstrip plant.  The complaint seeks a declaration that the operations of the impoundments violate the statutes addressed above, requests a writ of mandamus directing the MDEQ to enforce the same, and seeks recovery of attorneys' fees and costs.  PPL is vigorously defending these allegations, and PPL and PPL Energy Supply cannot predict the outcome of this matter.

Clean Water Act 316(b) (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating plants are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule on new or modified cooling water intake structures in April 2011.  The industry and PPL reviewed the proposed rule and submitted comments.  The EPA has been evaluating comments and meeting with industry groups to discuss options.  Two NODAs have been issued on the rule that indicate the EPA may be willing to amend the rule based on certain industry group comments, and the EPA's comment period on the NODAs has ended.  The final rule is expected to be issued in 2013.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms that are pulled through the plant's cooling water system.  A form of cost-benefit analysis is allowed for this second requirement.  This process involves a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot reasonably estimate a range of reasonably possible costs, if any, until a final rule is issued, the required studies have been completed, and each state in which they operate has decided how to implement the rule.

Effluent Limitations Guidelines and Standards (PPL, PPL Energy Supply, LKE, LG&E and KU)

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  The EPA is expected to issue the final regulations in 2014.  PPL, PPL Energy Supply, LKE, LG&E and KU expect the revised guidelines and standards to be more stringent than the current standards especially for sulfur dioxide scrubber wastewater.  The guidelines are also expected to require dry ash handling, which could result in additional costs for technology retrofits for closure of wet basins.  In the interim, states may impose more stringent limits on a case-by-case basis under existing authority as permits are renewed.  Under the Clean Water Act, permits are subject to renewal every five years.  PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

Other Issues (PPL, PPL Energy Supply, LKE, LG&E and KU)

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standards for arsenic.  In Pennsylvania, Montana and Kentucky, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits in NPDES permits for PPL's Pennsylvania, Montana and Kentucky plants.  Subsequently, the EPA developed a draft risk assessment for arsenic that increases the cancer risk exposure by more than 20, which would lower the current standard from 10 ppb to  0.1 ppb.  If the lower standard becomes effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the outcome of the draft risk assessment and what impact, if any, it would have on their plants, but the costs could be significant.

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxics Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  The EPA is planning to propose the revised regulations in late 2013.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

A PPL Energy Supply subsidiary signed a Consent Order and Agreement (COA) with the PADEP in July 2008 under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  Debris at intake pumps can result in a unit trip or reduction in load, causing a sudden change in water temperature and fish mortality.  A barrier has been constructed to prevent debris from entering the river water intake area at a cost that was not significant.

PPL Energy Supply's subsidiary has also investigated alternatives to exclude fish from the discharge channel, but the subsidiary and the PADEP have concluded that a barrier method to exclude fish is not workable.  In June 2012, a new COA was signed that allows the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  Should this approach fail, the new COA requires a retrofit of impingement control technology at the intakes to the cooling towers, the cost of which could be significant.

In May 2010, the subsidiary received a draft NPDES permit (renewed) for the Brunner Island plant from the PADEP.  This permit includes new water quality-based limits for the scrubber wastewater plant.  Some of these limits may not be achievable with the existing treatment system.  Several agencies and environmental groups commented on the draft permit, raising issues that must be resolved to obtain a final permit for the plant.  PPL Energy Supply cannot predict the outcome of the final resolution of the permit issues at this time, or what impact, if any, they would have on this facility, but the costs could be significant.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court.  PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

The EPA and the Army Corps of Engineers are working on a guidance document that will expand the federal government's interpretation of what constitutes "waters of the United States" subject to regulation under the Clean Water Act.  This change has the potential to affect generation and delivery operations, with the most significant effect being the potential elimination of the existing regulatory exemption for plant waste water treatment systems.  The costs that may be imposed on the

Registrants as a result of any eventual expansion of this interpretation cannot reliably be estimated at this time but could be significant.

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

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At December 31, 2012, PPL Energy Supply had accrued a discounted liability of $26 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.19%.  Expected undiscounted payments are estimated at $3 million for 2013, $1 million for each of the years from 2014 through 2017, and $139 million for work after 2017.

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on their operations.

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

The U.K. Government has requested that utilities undertake projects to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $45 million on flood prevention, which will be recovered through rates during the ten-year period commencing April 2010.  WPD is currently liaising on site-specific proposals with local offices of a U.K. Government agency.

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At December 31, 2012, this maximum assessment was $48 million.

In the event of a nuclear incident at the Susquehanna plant, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.6 billion under provisions of The Price-Anderson Act as amended.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.

In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act as amended, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

Guarantees and Other Assurances

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The table below details guarantees provided as of December 31, 2012.  The total recorded liability at December 31, 2012 and 2011 was $24 million and $14 million for PPL and $20 million and $11 million for LKE.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	December 31, 2012 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$11	(c)	2015
WPD guarantee of pension and other obligations of unconsolidated entities	91	(d)	2015

PPL Energy Supply
Letters of credit issued on behalf of affiliates	23	(e)	2013 - 2014
Retrospective premiums under nuclear insurance programs	48	(f)
Nuclear claims assessment under The Price-Anderson Act Amendments
under The Energy Policy Act of 2005	235	(g)
Indemnifications for sales of assets	250	(h)	2025
Indemnification to operators of jointly owned facilities	6	(i)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(j)	2018

	Exposure at		Expiration
	December 31, 2012 (a)		Date
PPL Electric
Guarantee of inventory value	21	(k)	2016

LKE
Indemnification of lease termination and other divestitures	301	(l)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(m)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
Prior to PPL's acquisition, WPD Midlands Holdings Limited had agreed to indemnify certain former directors of a Turkish entity in which WPD Midlands Holdings Limited previously owned an interest, for any liabilities that may arise as a result of an investigation by Turkish tax authorities, and PPL WEM has received a cross-indemnity from E.ON AG with respect to these indemnification obligations.  Additionally, PPL subsidiaries agreed to provide indemnifications to subsidiaries of E.ON AG for certain liabilities relating to properties and assets owned by affiliates of E.ON AG that were transferred to WPD Midlands in connection with the acquisition.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.

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
(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At December 31, 2012, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(e)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(f)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" above for additional information.

(g)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" above for additional information.
(h)
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

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchasers of the Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the respective transaction agreements and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities.  The indemnification provisions for most representations and warranties expired in the fourth quarter of 2012.

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
(i)
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

(j)
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

(k)
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

(l)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  See Note 9 for additional information.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing a December 2012 order of the Henderson Circuit Court confirming the arbitration award.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including the potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(m)
As described in the "Energy Purchase Commitments" above, pursuant to the OVEC power purchase contract, expiring in June 2040, LG&E and KU are obligated to pay a demand charge which includes, among other charges, debt service and amortization toward principal retirement, decommissioning costs, post-retirement and post-employment benefits costs (other than pensions), and reimbursement of plant operating, maintenance and other expenses.  The demand charge is expected to cover LG&E's and KU's shares of the cost of the listed items over the term of the contract.  However, in the event there is a shortfall in covering these costs, LG&E and KU are obligated to pay their share of the excess debt service, post-retirement and decommissioning costs.  The maximum exposure and the expiration date of these potential obligations are not presently determinable.

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

16.  Related Party Transactions

(PPL Energy Supply and PPL Electric)

PLR Contracts/Purchase of Accounts Receivable

PPL Electric holds competitive solicitations for PLR generating supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  See Note 15 for additional information on the solicitations.  The sales and purchases between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at December 31, 2012.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 1 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At December 31, 2012, PPL Energy Supply had a net credit exposure of $27 million to PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail native load.  When LG&E has excess generation capacity after serving its own retail native load and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail native load and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.  These transactions are reflected in the Statements of Income as "Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded at a price equal to the seller's fuel cost.  Savings realized from such intercompany transactions are shared equally between both companies.  The volume of energy each company has to sell to the other is dependent on its native load needs and its available generation.

Allocations of PPL Services Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts for the years ended December 31, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	2012	2011	2010

PPL Energy Supply	$212	$189	$232
PPL Electric	157	145	134
LKE	15	16	3	(a)

(a)	Represents costs allocated during the two months ended December 31, 2010 as LKE was acquired November 1, 2010.

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

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

LG&E	$186	$190	$32	$200
KU	161	204	34	222

In addition, LG&E and KU provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary periodically holds revolving lines of credit and demand notes from certain affiliates that are reflected in "Note receivable from affiliates" on the Balance Sheet.  At December 31, 2012, there were no outstanding balances.  At December 31, 2011, a note with PPL Energy Funding had an outstanding balance of $198 million with an interest rate of 3.77%.  Interest earned on these revolving facilities is included in "Interest Income from Affiliates" on the Statements of Income.  For 2012, interest earned on borrowings was insignificant.  For 2011, interest earned on borrowings, which was substantially attributable to borrowings by PPL Energy Funding as discussed above, was $8 million.  For 2010, interest earned on borrowings, excluding the term notes discussed below, was $5 million with interest rates equal to one-month LIBOR plus a spread.

(PPL Energy Supply, LKE, LG&E and KU)

In November 2010, a PPL Energy Supply subsidiary held term notes with LG&E and KU.  These notes were subsequently repaid and therefore no balances were outstanding at December 31, 2010.  Interest on these notes was included in "Interest Income from Affiliates" for PPL Energy Supply and "Interest Expense with Affiliate" for LKE, LG&E and KU.  When balances were outstanding, interest on these notes was insignificant for 2010.

(LKE)

LKE maintains a $300 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At December 31, 2012, $25 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at December 31, 2012 was 1.71%.  The line of credit was held by another PPL subsidiary in 2011.  No balance was outstanding at December 31, 2011.  Interest on the revolving line of credit was not significant for 2012 or 2011.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  At December 31, 2012, there was no outstanding balance.  At December 31, 2011, $15 million was outstanding and was reflected in "Notes receivable from affiliates" on the Balance Sheet.  The interest rates on loans are based on the PPL affiliate's credit rating and are currently equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2011 was 2.27%.  Interest income on this note was not significant in 2012 or 2011.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At December 31, 2012 and 2011, there was no balance outstanding.  Interest expense incurred and interest income earned on the money pool agreement with LKE and/or KU was not significant for 2012, 2011 or 2010.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At December 31, 2012 and 2011, there was no balance outstanding.  Interest expense incurred and interest income earned on the money pool agreement with LKE and/or LG&E was not significant for 2012, 2011 or 2010.

Intercompany Derivatives (LKE, LG&E and KU)

In November 2012, LG&E and KU entered into forward-starting interest rate swaps with PPL for notional amounts of $150 million each.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  See Note 19 for additional information on intercompany derivatives.

(PPL Energy Supply)

Trademark Royalties

A PPL subsidiary owns PPL trademarks and billed certain affiliates for their use under a licensing agreement.  This agreement was terminated in December 2011.  PPL Energy Supply was charged $40 million of license fees in 2011 and 2010.  These charges are primarily included in "Other operation and maintenance" on the Statements of Income.

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

Due to damages resulting from several PUC-reportable storms that occurred in 2012 and 2011, PPL Electric exceeded its deductible for both policy years.  Probable recoveries on insurance claims with PPL Power Insurance of $18.25 million for 2012 and $26.5 million for 2011 were recorded in those years, of which $14 million and $16 million were included in "Other operation and maintenance" on the Statements of Income.  In both years, the remainder was recorded in PP&E on the Balance Sheets.  In September 2012, PPL Electric received $26.5 million from the settlement of its 2011 claims.

Effective January 1, 2013, PPL Electric no longer has storm insurance with PPL Power Insurance.

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

17. Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the years ended December 31 was:

	PPL
	2012	2011	2010
Other Income
Earnings on securities in NDT funds	$22	$24	$20
Interest income	5	7	8
AFUDC - equity component	10	7	5
Net hedge gains associated with the 2011 Bridge Facility (a)		55
Earnings (losses) from equity method investments	(8)	1	2
Gain on redemption of debt (b)		22
Miscellaneous - Domestic	11	10	3
Miscellaneous - U.K.	2	1	1
Total Other Income	42	127	39
Other Expense
Economic foreign currency exchange contracts (Note 19)	52	(10)	(3)
Charitable contributions	10	9	4
Cash flow hedges (c)			29
LKE acquisition-related costs (Note 10)			31
WPD Midlands acquisition-related costs (Note 10)		34
Foreign currency loss on 2011 Bridge Facility (d)		57
U.K. stamp duty tax (Note 10)		21
Miscellaneous - Domestic	16	9	7
Miscellaneous - U.K.	3	3	2
Total Other Expense	81	123	70
Other Income (Expense) - net	$(39)	$4	$(31)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010
LKE
Other Income
Net derivative gains (losses)				$19
Interest income		$1
Earnings (losses) from equity method investments	$(8)	1		3
Life insurance	1			2
Miscellaneous	3	2		1
Total Other Income	(4)	4		25
Other Expense
Charitable contributions	4	4	$1	5
Joint-use-asset depreciation				3
Miscellaneous	7	1	1	3
Total Other Expense	11	5	2	11
Other Income (Expense) - net	$(15)	$(1)	$(2)	$14

LG&E
Other Income
Net derivative gains (losses)				$19
Miscellaneous	$1			1
Total Other Income	1			20
Other Expense
Charitable contributions	2	$1		2
Miscellaneous	2	1	$3	1
Total Other Expense	4	2	3	3
Other Income (Expense) - net	$(3)	$(2)	$(3)	$17

KU
Other Income
Earnings (losses) from equity method investments	$(8)	$1		$3
Life insurance	1			2
Miscellaneous	1			1
Total Other Income	(6)	1		6
Other Expense
Charitable contributions	1	1		1
Joint-use-asset depreciation				3
Miscellaneous	1	1		1
Total Other Expense	2	2		5
Other Income (Expense) - net	$(8)	$(1)		$1

(a)	Represents a gain on foreign currency contracts that hedged the repayment of the 2011 Bridge Facility borrowing.
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

"Other Income (Expense) - net" for the years ended December 31, 2012, 2011 and 2010 is primarily earnings on securities in NDT funds for PPL Energy Supply and the equity component of AFUDC for PPL Electric.

18.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During 2012, there were no transfers between Level 1 and Level 2.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$901	$901			$1,202	$1,202
Restricted cash and cash equivalents (a)	135	135			209	209
Price risk management assets:
Energy commodities	2,068	2	$2,037	$29	3,423	3	$3,390	$30
Interest rate swaps	15		15		3		3
Foreign currency contracts					18		18
Cross-currency swaps	14		13	1	24		20	4
Total price risk management assets	2,097	2	2,065	30	3,468	3	3,431	34
NDT funds:
Cash and cash equivalents	11	11			12	12
Equity securities
U.S. large-cap	412	308	104		357	267	90
U.S. mid/small-cap	60	25	35		52	22	30
Debt securities
U.S. Treasury	95	95			86	86
U.S. government sponsored agency	9		9		10		10
Municipality	82		82		83		83
Investment-grade corporate	40		40		38		38
Other	3		3		2		2
Receivables (payables), net		(2)	2			(3)	3
Total NDT funds	712	437	275		640	384	256
Auction rate securities (b)	19		3	16	24			24
Total assets	$3,864	$1,475	$2,343	$46	$5,543	$1,798	$3,687	$58

Liabilities
Price risk management liabilities:
Energy commodities	$1,566	$2	$1,557	$7	$2,345	1	$2,327	$17
Interest rate swaps	80		80		63		63
Foreign currency contracts	44		44
Cross-currency swaps	4		4		2		2
Total price risk management liabilities	$1,694	$2	$1,685	$7	$2,410	1	$2,392	$17

PPL Energy Supply
Assets
Cash and cash equivalents	$413	$413			$379	$379
Restricted cash and cash equivalents (a)	63	63			145	145
Price risk management assets:
Energy commodities	2,068	2	$2,037	$29	3,423	3	$3,390	$30
Total price risk management assets	2,068	2	2,037	29	3,423	3	3,390	30
NDT funds:
Cash and cash equivalents	11	11			12	12
Equity securities
U.S. large-cap	412	308	104		357	267	90
U.S. mid/small-cap	60	25	35		52	22	30
Debt securities
U.S. Treasury	95	95			86	86
U.S. government sponsored agency	9		9		10		10
Municipality	82		82		83		83
Investment-grade corporate	40		40		38		38
Other	3		3		2		2
Receivables (payables), net		(2)	2			(3)	3
Total NDT funds	712	437	275		640	384	256
Auction rate securities (b)	16		3	13	19			19
Total assets	$3,272	$915	$2,315	$42	$4,606	$911	$3,646	$49

Liabilities
Price risk management liabilities:
Energy commodities	$1,566	$2	$1,557	$7	$2,345	$1	$2,327	$17
Total price risk management liabilities	$1,566	$2	$1,557	$7	$2,345	$1	$2,327	$17

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Electric
Assets
Cash and cash equivalents	$140	$140			$320	$320
Restricted cash and cash equivalents (c)	13	13			13	13
Total assets	$153	$153			$333	$333

LKE
Assets
Cash and cash equivalents	$43	$43		$59	$59
Restricted cash and cash equivalents (d)	32	32		29	29
Price risk management assets:
Interest rate swaps	14		$14
Total price risk management assets	14		14
Total assets	$89	$75	$14	$88	$88

Liabilities
Price risk management liabilities:
Interest rate swaps (e)	$58		$58	$60		$60
Total price risk management liabilities	$58		$58	$60		$60

LG&E
Assets
Cash and cash equivalents	$22	$22		$25	$25
Restricted cash and cash equivalents (d)	32	32		29	29
Price risk management assets:
Interest rate swaps	7		$7
Total price risk management assets	7		7
Total assets	$61	$54	$7	$54	$54

Liabilities
Price risk management liabilities:
Interest rate swaps (e)	$58		$58	$60		$60
Total price risk management liabilities	$58		$58	$60		$60

KU
Assets
Cash and cash equivalents	$21	$21		$31	$31
Price risk management assets:
Interest rate swaps	7		$7
Total price risk management assets	7		7
Total assets	$28	$21	$7	$31	$31

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.
(e)	Current portion is included in "Other current liabilities" on the Balance Sheets. The long-term portion is included in "Price risk management liabilities" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended is as follows:

	PPL
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction	Cross-
	Commodities,	Rate	Currency
	net	Securities	Swaps	Total
December 31, 2012
Balance at beginning of period	$13	$24	$4	$41
Total realized/unrealized gains (losses)
Included in earnings	2		(1)	1
Included in OCI (a)	1		1	2
Sales		(5)		(5)
Settlements	(13)			(13)
Transfers into Level 3	8			8
Transfers out of Level 3	11	(3)	(3)	5
Balance at end of period	$22	$16	$1	$39

	PPL
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction	Cross-
	Commodities,	Rate	Currency
	net	Securities	Swaps	Total
December 31, 2011
Balance at beginning of period	$(3)	$25		$22
Total realized/unrealized gains (losses)
Included in earnings	(65)			(65)
Included in OCI (a)	(1)	(1)	$(10)	(12)
Purchases	1			1
Sales	(3)			(3)
Settlements	20			20
Transfers into Level 3	(10)		14	4
Transfers out of Level 3	74			74
Balance at end of period	$13	$24	$4	$41

(a)
"Energy Commodities" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended is as follows:

	PPL Energy Supply
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction
	Commodities,	Rate
	net	Securities	Total
December 31, 2012
Balance at beginning of period	$13	$19	$32
Total realized/unrealized gains (losses)
Included in earnings	2		2
Included in OCI (a)	1		1
Sales		(3)	(3)
Settlements	(13)		(13)
Transfers into Level 3	8		8
Transfers out of Level 3	11	(3)	8
Balance at end of period	$22	$13	$35

December 31, 2011
Balance at beginning of period	$(3)	$20	$17
Total realized/unrealized gains (losses)
Included in earnings	(65)		(65)
Included in OCI (a)	(1)	(1)	(2)
Purchases	1		1
Sales	(3)		(3)
Settlements	20		20
Transfers into Level 3	(10)		(10)
Transfers out of Level 3	74		74
Balance at end of period	$13	$19	$32

(a)	"Energy Commodities" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in the fair value measurement of assets and liabilities classified as Level 3 at December 31, 2012 are as follows:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (d)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	54% - 74% (64%)

Cross-currency swaps (f)	1	Discounted cash flow	Credit valuation adjustment	22% (22%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (d)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	13	Discounted cash flow	Modeled from SIFMA Index	57% - 74% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
Retail natural gas sales contracts extend into 2017.  $11 million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)
Power sales contracts extend into 2014.  $(4) million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of basis increases/(decreases), the fair value of the contracts (decreases)/increases.

(d)
FTR purchase contracts extend into 2015.  $2 million of the fair value is scheduled to deliver within the next 12 months.  As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

(e)
Auction rate securities have a weighted average contractual maturity of 23 years.  The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(f)
Cross-currency swaps extend into 2017.  The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the years ended December 31 were reported in the Statements of Income as follows:

									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy		Interest
	Electric and Gas		Marketing		Trading Margins		Purchases		Expense
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
PPL
Total gains (losses) included in earnings	$26	$32	$(7)		$(12)	$(1)	$(5)	$(96)	$(1)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	29	23	(4)	$5	1	1	1	(2)

PPL Energy Supply
Total gains (losses) included in earnings	26	32	(7)		(12)	(1)	(5)	(96)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	29	23	(4)	5	1	1	1	(2)

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  These contracts include forwards, swaps, options and structured transactions for electricity, gas, oil and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a full-requirement sales contract that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes or historical prices.

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

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2012 and 2011 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Exchange Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  The primary reason for the transfers during 2012 and 2011 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Corporate Finance department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

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

The debt securities held by the NDT funds at December 31, 2012 have a weighted-average coupon of 4.11% and a weighted-average maturity of 8.26 years.

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

Nonrecurring Fair Value Measurements (PPL, PPL Energy Supply, LKE and KU)

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments.

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 2	Level 3	Loss (b)
PPL, LKE and KU
Equity investment in EEI:
December 31, 2012	$25			$25
PPL and PPL Energy Supply
Sulfur dioxide emission allowances (c):
December 31, 2010	2		$1	1
September 30, 2010	6		2	4
June 30, 2010	11		3	8
March 31, 2010	13		10	3
RECs (c):
September 30, 2011	1			1
June 30, 2011	2	$1		1
March 31, 2011	3			3
Certain non-core generation facilities:
September 30, 2010	473	381		96

(a)	Represents carrying value before fair value measurement.
(b)
The loss on the EEI investment was recorded in the Kentucky Regulated segment and included in "Other-Than-Temporary Impairments" on the Statement of Income.  Losses on sulfur dioxide emission allowances and RECs were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.  Losses on certain non-core generation facilities were recorded in the Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.

(c)	Current and long-term sulfur dioxide emission allowances and RECs are included in "Other current assets" and "Other intangibles" in their respective areas on the Balance Sheets.

The significant unobservable inputs used in the nonrecurring fair value measurement of assets and liabilities classified as Level 3 at December 31, 2012 are as follows:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average)
PPL, LKE, and KU

Equity investment in EEI	$	Discounted cash flow	Long-term forward price curves and capital expenditure projections	100% (100%)

Equity Investment in EEI (PPL, LKE and KU)

During the fourth quarter 2012, KU recorded an other-than-temporary decline in the value of its equity investment in EEI.  KU performed an internal analysis using an income approach based on discounted cash flows to assess the current fair value of its investment based on several factors.  KU considered the following factors:  long-dated forward power and fuel price curves, the cost of compliance with environmental standards, and the majority owner and operator's announcement in the fourth quarter 2012 to exit from the merchant generation business.  Assumptions used in the fair value assessment were forward energy price curves, expectations for capacity (demand) for energy in EEI's market, and expected capital expenditures used in the calculation that were comparable to assumptions used by KU for internal budgeting and forecasting purposes.  Through this analysis, KU determined the fair value to be zero.

(PPL and PPL Energy Supply)

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

	December 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$105	$106	$198	$198
Long-term debt	19,476	21,671	17,993	19,392
PPL Energy Supply
Long-term debt	3,272	3,556	3,024	3,397
PPL Electric
Long-term debt	1,967	2,333	1,718	2,012
LKE
Long-term debt	4,075	4,423	4,073	4,306
LG&E
Long-term debt	1,112	1,178	1,112	1,164
KU
Long-term debt	1,842	2,056	1,842	2,000

(a)	Included in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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

Credit Concentration Associated with Financial Instruments

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Contracts are entered into with many entities for the purchase and sale of energy.  Many of these contracts qualify for NPNS and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 19 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At December 31, 2012, PPL had credit exposure of $1.8 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $688 million.  The top ten counterparties accounted for $367 million, or 53%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Energy Supply)

At December 31, 2012, PPL Energy Supply had credit exposure of $1.8 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $688 million.  The top ten counterparties accounted for $367 million, or 53%, of the net exposure and all had investment grade credit ratings from S&P or Moody's.  See Note 16 for information regarding the related party credit exposure.

(PPL Electric)

At December 31, 2012, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with PPL EnergyPlus).

(LKE, LG&E and KU)

At December 31, 2012, LKE's, LG&E's and KU's credit exposure was not significant.

19.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL has a risk management policy approved by the Board of Directors to manage market risk (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions, such as tolling agreements, are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

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

Commodity price and volumetric risks

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

•
PPL Electric is exposed to commodity price and volumetric risks from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to market risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers; and

•
LG&E's and KU's rates include certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from foreign currency exchange rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates.

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

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers and financial institutions.

LKE, LG&E and KU are exposed to credit risk from "in-the-money" interest rate derivatives with financial institutions.

The majority of credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates, thus mitigating the risk for these entities.

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 18 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $112 million and $147 million at December 31, 2012 and December 31, 2011.

PPL Electric, LKE, and LG&E had no obligation to return cash collateral under master netting arrangements at December 31, 2012 and December 31, 2011.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $32 million at December 31, 2012 and $29 million at December 31, 2011.

PPL Energy Supply and PPL Electric had not posted any cash collateral under master netting arrangements at December 31, 2012 and December 31, 2011.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

Commodity price risk, including basis and volumetric risk, is among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their competitive generation assets, as well as the extent of their marketing activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL Energy Supply maximizes the value of its wholesale and retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 7,275 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,316 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-

requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their non-trading activities into two categories:  cash flow hedges and economic activity.  In addition, the monetization of certain full-requirement sales contracts in 2010 impacted both the cash flow hedge and economic activity, as discussed below.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at December 31, 2012 range in maturity through 2016.  At December 31, 2012, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $124 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For 2012 and 2011 such reclassifications were insignificant.  For 2010, such reclassifications were after-tax gains (losses) of $(89) million.  The amounts recorded in 2010 were primarily due to the monetization of certain full-requirement sales contracts, for which the associated hedges are no longer required, as discussed above.

Hedge ineffectiveness associated with energy derivatives was insignificant in 2012.  For 2011 and 2010, after-tax gains (losses) from hedge ineffectiveness were $(22) million and $(30) million.

Prior to the adoption of new accounting guidance, in 2010, after-tax gains of $82 million, which had been recognized in a previous period due to ineffectiveness on cash flow hedges, were reversed from earnings based on prospective regression analysis demonstrating that these hedges were expected to be highly effective over their term.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or for which hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at December 31, 2012 range in maturity through 2019.

Examples of economic activity include hedges on sales of baseload generation, certain purchase contracts used to supply full-requirement sales contracts, FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying unregulated full-requirement sales contracts, Spark Spread hedging contracts, retail electric and natural gas activities, and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is generally limited to the cost of the generating unit and does not expose PPL Energy Supply to uncovered market price risk.

Unrealized activity associated with monetizing certain full-requirement sales contracts was also included in economic activity during 2012, 2011 and 2010.

The net fair value of economic positions at December 31, 2012 and December 31, 2011 was a net asset (liability) of $346 million and $(63) million for PPL and PPL Energy Supply.  The unrealized gains (losses) for economic activity were as follows.

	2012	2011	2010

Operating Revenues
Unregulated retail electric and gas	$(17)	$31	$1
Wholesale energy marketing	(311)	1,407	(805)
Operating Expenses
Fuel	(14)	6	29
Energy purchases	442	(1,123)	286

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from hedges of baseload generation, from certain full-requirement sales contracts, from hedge ineffectiveness, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts in 2010, also discussed above.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above, from hedge ineffectiveness, and from purchase contracts that no longer hedge the full-requirement sales contracts that were monetized in 2010.

(PPL and PPL Energy Supply)

Commodity Price Risk (Trading)

PPL Energy Supply also has a proprietary trading strategy which is utilized to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  The proprietary trading portfolio is not a significant part of PPL Energy Supply's business and is shown in "Net energy trading margins" on the Statements of Income.

Commodity Volumetric Activity

As of December 31, 2012, the net notional volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volume
Commodity	Unit of Measure	2013	2014	2015	Thereafter

Power	MWh	(38,791,951)	(16,720,361)	1,636,197	3,871,199
Capacity	MW-Month	(8,248,465)	(135,110)	(37,208)	525
Gas	MMBtu	18,419,599	(21,663,269)	(10,386,745)	(5,027,288)
Coal	Tons	(240,000)
FTRs	MW-Month	28,690	6,389	1,465
Oil	Barrels	(4,022,000)	240,000	300,000	180,000

Interest Rate Risk

(PPL, LKE, LG&E and KU)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  Various financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of the debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the subsidiaries' debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  Outstanding interest rate swap contracts ranged in maturity through 2024 for WPD and through 2043 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $1.2 billion at December 31, 2012, of which £290 million (approximately $465 million based on spot rates) was related to WPD.  Included in this total are forward-starting interest rate swaps entered into by PPL on behalf of LG&E and KU.  LG&E and KU believe that realized gains and losses from the swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives have been reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.

PPL holds a notional position in cross-currency interest rate swaps totaling $1.3 billion that mature through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.  For 2011, hedge ineffectiveness associated with these derivatives resulted in a net after-tax gain (loss) of $(9) million, which included a gain (loss) of $(4) million attributable to certain interest rate swaps that failed hedge effectiveness testing during the second quarter of 2011.  For 2010, hedge ineffectiveness associated with these derivatives resulted in a net after-tax gain (loss) of $(9) million.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had no such reclassifications for 2012 and 2011.  As a result of the expected net proceeds from the anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply in 2010 was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  PPL reclassified into earnings a net after-tax gain (loss) of $(19) million in 2010.

At December 31, 2012, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(13) million.  Amounts are reclassified as the hedged interest payments are made.

(LKE, LG&E and KU)

In November 2012, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedge the interest payments on new debt that is expected to be issued in 2013.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  LG&E and KU believe that realized gains and losses from the swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives have been reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.  At December 31, 2012, LG&E and KU each held contracts with aggregate notional amounts of $150 million that range in maturity through 2043.

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  Therefore, effective January 2011, PPL Energy Supply is no longer subject to interest rate risk associated with investments in U.K. affiliates.  For 2010, hedge ineffectiveness associated with these derivatives was insignificant for interest rate cross-currency swaps contracts.  For 2010, PPL Energy Supply had no reclassifications for cash flows hedges that were discontinued when it was no longer probable that the original forecasted transaction would occur by the end of the originally specified period.

Fair Value Hedges

(PPL)

PPL is exposed to changes in the fair value of its debt portfolio.  To manage this risk, financial contracts may be entered into to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  In July 2012, contracts held by PPL that ranged in maturity through 2047 and had a notional value of $99 million were canceled without penalties by the counterparties. PPL did not hold any such contracts at December 31, 2012.  PPL did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or from hedges of debt issuances that no longer qualified as fair value hedges for 2012, 2011 and 2010.

In 2011, PPL Electric redeemed $400 million of 7.125% Senior Secured Bonds due 2013.  As a result of this redemption, PPL recorded a gain (loss) of $22 million, or $14 million after tax, for 2011 in "Other Income (Expense) - net" on the Statement of Income as a result of accelerated amortization of the fair value adjustments to the debt in connection with previously settled fair value hedges.

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  Therefore, effective January 2011, PPL Energy Supply is no longer subject to interest rate risk associated with investments in U.K. affiliates.  PPL Energy Supply did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or resulting from hedges of debt issuances that no longer qualified as fair value hedges for 2010.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At December 31, 2012, LG&E held contracts with aggregate notional amounts of $179 million that range in maturity through 2033.  The fair value of these contracts were recorded as liabilities of $58 million and $60 million at December 31, 2012 and 2011, with equal offsetting amounts recorded as regulatory assets.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at December 31, 2012 had an aggregate notional amount of £162 million (approximately $261 million based on contracted rates).  The settlement dates of these contracts range from May 2013 through December 2013.  At December 31, 2012 and 2011, the fair value of these positions was a net asset (liability) of $(2) million and $7 million.

Additionally, in 2012, a PPL Global subsidiary that has a U.S. dollar functional currency entered into a GBP intercompany loan payable with a PPL WEM subsidiary that has a GBP functional currency.  The loan qualifies as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loan for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of AOCI.  At December 31, 2012, the intercompany loan outstanding was £47 million (approximately $76 million based on spot rates).

For 2012, PPL recognized after-tax net investment hedge gains (losses) of $(5) million in the foreign currency translation adjustment component of AOCI.  For 2011 and 2010, PPL recognized after-tax net investment hedge gains (losses) of $4 million in the foreign currency translation adjustment component of AOCI.  At December 31, 2012 and 2011, PPL had $14 million and $19 million of accumulated net investment hedge after-tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  Therefore, effective January 2011, PPL Energy Supply is no longer subject to foreign currency exchange risk associated with investments in U.K. affiliates.  For 2010, PPL Energy Supply recognized insignificant amounts in the foreign currency translation adjustment component of AOCI.

Cash Flow Hedges

(PPL)

PPL may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments (including those for the purchase of equipment) denominated in foreign currencies; however, at December 31, 2012, there were no existing contracts of this nature.  Amounts previously settled and recorded in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.  Insignificant amounts are expected to be reclassified into earnings during the next 12 months.

During 2012, 2011 and 2010, no cash flow hedges were discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time periods.

Fair Value Hedges

PPL enters into foreign currency forward contracts to hedge the exchange rate risk associated with firm commitments denominated in foreign currencies; however, at December 31, 2012, there were no existing contracts of this nature and no gains or losses recorded for 2012, 2011 and 2010 related to hedge ineffectiveness, or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness, or from hedges of firm commitments that no longer qualified as fair value hedges.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At December 31, 2012, the total exposure hedged by PPL was approximately £1.3 billion (approximately $2.0 billion based on contracted rates) and the net fair value of these positions was an asset (liability) of $(42) million.  These contracts had termination dates ranging from January 2013 through February 2015.  Realized and unrealized gains (losses) on these contracts are included in "Other Income (Expense) - net" on the Statements of Income and were $(52) million for 2012.  At December 31, 2011, the total exposure hedged by PPL was £288 million and the net fair value of these positions was an asset (liability) of $11 million.  Realized and unrealized gains (losses) were $10 million for 2011 and insignificant for 2010.

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

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  Therefore, effective January 2011, PPL Energy Supply is no longer subject to earnings denominated in British pounds sterling.  PPL Energy Supply recorded gains (losses) on these contracts, both realized and unrealized, in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.  For 2010, PPL Energy Supply recorded insignificant gains (losses).

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, other physical purchases and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met, except for the changes in fair value of LG&E's and KU's interest rate swaps, which beginning in the third quarter of 2010, are recognized as regulatory assets or liabilities.  See Note 6 for amounts recorded in regulatory assets at December 31, 2012 and 2011.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$14	$22		$5	$3	$3		$5
Cross-currency swaps		3				2
Foreign currency
contracts		2		23	7		$11
Commodity contracts	59		$1,452	1,010	872	3	1,655	1,557
Total current	73	27	1,452	1,038	882	8	1,666	1,562
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	1			53				55
Cross-currency swaps	14	1			24
Foreign currency
contracts				19
Commodity contracts	27		530	556	42	2	854	783
Total noncurrent	42	1	530	628	66	2	854	838
Total derivatives	$115	$28	$1,982	$1,666	$948	$10	$2,520	$2,400

(a)	$300 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at December 31, 2012 and 2011.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $132 million, $527 million and $695 million at December 31, 2012, 2011 and 2010.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities.

Derivatives in	Hedged Items in	Location of Gain
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	Gain (Loss) Recognized	Gain (Loss) Recognized
Relationships	Relationships	in Income	in Income on Derivative	in Income on Related Item

2012
Interest rate swaps	Fixed rate debt	Interest Expense		$3

2011
Interest rate swaps	Fixed rate debt	Interest Expense	$2	$25
		Other Income
		(Expense) - net		22
2010
Interest rate swaps	Fixed rate debt	Interest Expense	$48	$(6)

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain		Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Location of Gain (Loss)	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	Recognized in Income	(Effective Portion)	Effectiveness Testing)
2012
Cash Flow Hedges:
Interest rate swaps	$(28)	Interest Expense	$(18)
		Other Income (Expense) - net	1
Cross-currency swaps	(15)	Interest Expense	(2)
		Other Income (Expense) - net	(23)
Commodity contracts	114	Wholesale energy marketing	891	$(1)
		Depreciation	2
		Energy purchases	(139)	(2)
Total	$71		$712	$(3)
Net Investment Hedges:
Foreign currency contracts	$(7)

2011
Cash Flow Hedges:
Interest rate swaps	$(55)	Interest Expense	$(13)	$(13)
Cross-currency swaps	(35)	Interest Expense	5
		Other Income (Expense) - net	29
Commodity contracts	431	Wholesale energy marketing	835	(39)
		Fuel	1
		Depreciation	2
		Energy purchases	(243)	1
Total	$341		$616	$(51)
Net Investment Hedges:
Foreign currency contracts	$6

2010
Cash Flow Hedges:
Interest rate swaps	$(145)	Interest Expense	$(4)	$(17)
		Other Income (Expense) - net	(30)
Cross-currency swaps	25	Interest Expense	2
		Other Income (Expense) - net	16
Commodity contracts	487	Wholesale energy marketing	680	(201)
		Fuel	2
		Depreciation	2
		Energy purchases	(458)	3
Total	$367		$210	$(215)
Net Investment Hedges:
Foreign currency contracts	$5

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivatives	2012	2011	2010

Foreign currency contracts	Other Income (Expense) - net	$(52)	$65	$3
Interest rate swaps	Interest Expense	(8)	(8)
Commodity contracts	Utility		(1)	(2)
	Unregulated retail electric and gas	30	39	11
	Wholesale energy marketing	1,191	1,606	(70)
	Net energy trading margins (a)	8	(6)	1
	Fuel		(1)	12
	Energy purchases	(965)	(1,493)	(405)
	Total	$204	$201	$(450)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2012	2011

Interest rate swaps	Regulatory assets - noncurrent	$1	$(26)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2012	2011

Interest rate swaps	Regulatory liabilities - noncurrent	$14

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	$59		$1,452	$1,010	$872	$3	$1,655	$1,557
Total current	59		1,452	1,010	872	3	1,655	1,557
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	27		530	556	42	2	854	783
Total noncurrent	27		530	556	42	2	854	783
Total derivatives	$86		$1,982	$1,566	$914	$5	$2,509	$2,340

(a)	$300 million and $237 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at December 31, 2012 and 2011.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $210 million, $605 million and $733 million at December 31, 2012, 2011 and 2010.  The December 31, 2011 AOCI balance reflects the effect of PPL Energy Supply's distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 9 for additional information.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI.  There were no gains (losses) on interest rate swaps for 2012.

Derivatives in	Hedged Items in	Location of Gain
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	Gain (Loss) Recognized	Gain (Loss) Recognized
Relationships	Relationships	in Income	in Income on Derivative	in Income on Related Item

2011
Interest rate swaps	Fixed rate debt	Interest Expense		$2

2010
Interest rate swaps	Fixed rate debt	Interest Expense		$2

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain		Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Location of Gain (Loss)	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	Recognized in Income	(Effective Portion)	Effectiveness Testing)
2012
Cash Flow Hedges:
Commodity contracts	$114	Wholesale energy marketing	$891	$(1)
		Depreciation	2
		Energy purchases	(139)	(2)
Total	$114		$754	$(3)

2011
Cash Flow Hedges:
Commodity contracts	$431	Wholesale energy marketing	$835	$(39)
		Fuel	1
		Depreciation	2
		Energy purchases	(243)	1
Total	$431		$595	$(38)

2010
Cash Flow Hedges:
Interest rate swaps		Discontinued Operations (net of
		income taxes)		$(3)
Cross-currency swaps	$25	Discontinued Operations (net of
		income taxes)	$18
Commodity contracts	487	Wholesale energy marketing	680	(201)
		Fuel	2
		Depreciation	2
		Energy purchases	(458)	3
Total	$512		$244	$(201)
Net Investment Hedges:
Foreign currency contracts	$5

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivatives	2012	2011	2010

Foreign currency contracts	Discontinued Operations
	(net of income taxes)			$3
Commodity contracts	Unregulated retail electric and gas	$30	$39	11
	Wholesale energy marketing	1,191	1,606	(70)
	Net energy trading margins (a)	8	(6)	1
	Fuel		(1)	12
	Energy purchases	(965)	(1,493)	(405)
	Total	$264	$145	$(448)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
Current:	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Other Current
Assets/Liabilities (a):
Interest rate swaps	$14			$5				$5
Total current	14			5				5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				53				55
Total noncurrent				53				55
Total derivatives	$14			$58				$60

(a)	Represents the location on the Balance Sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets and regulatory liabilities for the periods ended December 31, 2012, 2011 and 2010, for the Successor and Predecessor.

		Successor				Predecessor
					Two Months Ended	Ten Months Ended
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	December 31,		December 31,	December 31,	October 31,
Hedging Instruments	Income on Derivatives	2012		2011	2010	2010

Interest rate swaps	Interest Expense		$(8)	$(8)	$(1)	$(7)
Commodity contracts	Operating Revenues			(1)	(2)	3
	Total		$(8)	$(9)	$(3)	$(4)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	December 31, 2012			December 31, 2011

Interest rate swaps	Regulatory assets - noncurrent	$		1	$	(26)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	December 31, 2012			December 31, 2011

Interest rate swaps	Regulatory liabilities - noncurrent	$		14

(LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2012				December 31, 2011
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
Current:	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Other Current
Assets/Liabilities (a):
Interest rate swaps	$7			$5				$5
Total current	7			5				5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				53				55
Total noncurrent				53				55
Total derivatives	$7			$58				$60

(a)	Represents the location on the balance sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets and regulatory liabilities for the periods ended December 31, 2012, 2011 and 2010, for the Successor and Predecessor.

		Successor			Predecessor
		Year Ended	Year Ended	Two Months Ended	Ten Months Ended
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	December 31,	December 31,	December 31,	October 31,
Hedging Instruments	Income on Derivatives	2012	2011	2010	2010

Interest rate swaps	Interest Expense	$(8)	$(8)	$(1)	$(7)
Commodity contracts	Operating Revenues		(1)	(2)	3
	Total	$(8)	$(9)	$(3)	$(4)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	December 31, 2012		December 31, 2011

Interest rate swaps	Regulatory assets - noncurrent	$	1	$	(26)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	December 31, 2012		December 31, 2011

Interest rate swaps	Regulatory liabilities - noncurrent	$	7

(KU)

At December 31, 2012, KU had interest rate swaps, which were designated as hedging instruments, of $7 million recorded in "Other current assets" on the Balance Sheet.  KU recognized a $7 million, pre-tax gain on the derivative instruments in "Noncurrent regulatory liabilities" at December 31, 2012.

Credit Risk-Related Contingent Features (PPL, PPL Energy Supply, LKE, LG&E and KU)

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E, KU or certain of their subsidiaries.  Most of these provisions would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P and Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent provisions that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" provisions.

At December 31, 2012, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit risk-related contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent provisions	$219	$142	$39	$39
Aggregate fair value of collateral posted on these derivative instruments	39	7	32	32
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	202	155	9	9

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

20. Goodwill and Other Intangible Assets

Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amount of goodwill by segment were:

	Kentucky Regulated		U.K. Regulated			Supply		Total
	2012	2011	2012	2011		2012	2011	2012	2011
PPL
Balance at beginning of period (a)	$662	$662	$3,032		$679	$420	$420	$4,114	$1,761
Goodwill recognized during the period (b)			(14)		2,391			(14)	2,391
Effect of foreign currency exchange rates			58		(38)			58	(38)
Balance at end of period (a)	$662	$662	$3,076		$3,032	$420	$420	$4,158	$4,114

PPL Energy Supply
Balance at beginning of period (a)					$679	$86	$86	$86	$765
Derecognition (c)					(679)				(679)
Balance at end of period (a)				$		$86	$86	$86	$86

(a)	There were no accumulated impairment losses related to goodwill.
(b)	Represents goodwill recognized as a result of the acquisition of WPD Midlands. See Note 10 for additional information.
(c)
Represents the amount of goodwill derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 9 for additional information on the distribution.  Subsequent to the distribution, PPL Energy Supply operates in a single reportable segment and reporting unit.

Other Intangibles

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Contracts (a) (b) (c)	$408	$150	$611	$155
Land and transmission rights	284	113	263	110
Emission allowances/RECs (d) (e) (f)	17		20
Licenses and other (g)	287	39	265	35
Total subject to amortization	996	302	1,159	300

Not subject to amortization due to indefinite life:
Land and transmission rights	18		16
Easements (h)	220		199
Total not subject to amortization due to indefinite life	238		215
Total	$1,234	$302	$1,374	$300

(a)	In 2012, intangible assets related to a tolling agreement were eliminated in consolidation as a result of the Ironwood Acquisition. See Note 10 for additional information.
(b)
Gross carrying amount for 2011 includes $10 million, which represents the fair value of customer contracts with terms favorable to market recognized as a result of the 2011 acquisition of WPD Midlands.  The weighted-average amortization period of these contracts was ten years at the acquisition date.  See Note 10 for additional information.

(c)
The gross carrying amount includes $269 million of coal contracts related to LKE, which represents the fair value of contracts with terms that are favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(d)
PPL Energy Supply emission allowances/RECs are expensed when consumed or sold.  Consumption expense was $12 million, $16 million, and $45 million in 2012, 2011 and 2010.  Consumption expense is expected to be insignificant in future periods.

(e)
Includes emission allowances of LKE.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  The carrying amounts of these emission allowances were insignificant at December 31, 2012 and 2011.  Consumption related to these emission allowances was insignificant in 2012 and $11 million in 2011.

(f)	During 2011, PPL recorded $7 million of impairment charges. See Note 18 for additional information.
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

Amortization expense, excluding consumption of emission allowances/RECs, was as follows:

	2012	2011	2010

Intangible assets with no regulatory offset	$14	$25	$24
Intangible assets with regulatory offset	47	87	11
Total	$61	$112	$35

Amortization expense for each of the next five years, excluding consumption of emission allowances/RECs, is estimated to be:

	2013	2014	2015	2016	2017

Intangible assets with no regulatory offset	$10	$10	$10	$8	$8
Intangible assets with a regulatory offset	52	46	51	27	9
Total	$62	$56	$61	$35	$17

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Contracts (a)			$203	$53
Land and transmission rights	$17	$13	17	13
Emission allowances/RECs (b) (c)	13		15
Licenses and other (d)	277	35	255	30
Total subject to amortization	$307	$48	$490	$96

(a)	In 2012, intangible assets related to a tolling agreement were eliminated in consolidation as a result of the Ironwood acquisition. See Note 10 for additional information.
(b)
These emission allowances/RECs are expensed when consumed or sold.  Consumption expense was $12 million, $16 million, and $46 million in 2012, 2011, and 2010.  Consumption expense is expected to be insignificant in future periods.

(c)	During 2011, PPL Energy Supply recorded $7 million of impairment charges. See Note 18 for additional information.
(d)
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

Amortization expense, excluding consumption of emission allowances/RECs, was as follows:

	2012	2011	2010

Amortization expense	$9	$20	$20

Amortization expense for each of the next five years, excluding consumption of emission allowances/RECs, is estimated to be:

	2013	2014	2015	2016	2017

Estimated amortization expense	$5	$5	$5	$3	$3

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$249	$99	$232	$96
Licenses and other	4	1	4	1
Total subject to amortization	253	100	236	97

Not subject to amortization due to indefinite life:
Land and transmission rights	18		16
Total	$271	$100	$252	$97

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2012, 2011 and 2010, and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$269	$128	$269	$89
Land and transmission rights (b)	18	1	14	1
Emission allowances (c)	4		5
OVEC power purchase agreement (d)	126	17	126	9
Total subject to amortization	$417	$146	$414	$99

(a)
Gross carrying amount represents the fair value of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)
Gross carrying amount includes $14 million, which represents the fair value of land and transmission rights recognized as an intangible asset as a result of adopting PPL's accounting policies in the Successor period. Amortization expense is recovered through base rates and is expected to be insignificant for future periods.

(c)
Represents the fair value of emission allowances recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  Consumption related to these emission allowances was insignificant in 2012 and $11 million in 2011.

(d)	Gross carrying amount represents the fair value of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense for the Successor, excluding consumption of emission allowances, was as follows:

	2012	2011	2010

Intangible assets with no regulatory offset		$1
Intangible assets with regulatory offset	$47	87	$11
Total	$47	$88	$11

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2013	2014	2015	2016	2017

Intangibles with regulatory offset	$52	$46	$51	$27	$9

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$124	$62	$124	$46
Land and transmission rights (b)	8	1	6	1
Emission allowances (c)	1		2
OVEC power purchase agreement (d)	87	13	87	6
Total subject to amortization	$220	$76	$219	$53

(a)
Gross carrying amount represents the fair value of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)
Gross carrying amount includes $6 million, which represents the fair value of land and transmission rights recognized as an intangible asset as a result of adopting PPL's accounting policies in the Successor period. Amortization expense is recovered through base rates and is expected to be insignificant for future periods.

(c)
Represents the fair value of emission allowances recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  Consumption related to these emission allowances was insignificant in 2012 and $5 million in 2011.

(d)	Gross carrying amount represents the fair value of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense for the Successor, excluding consumption of emission allowances, was as follows:

	2012	2011	2010

Intangible assets with no regulatory offset		$1
Intangible assets with regulatory offset	$23	45	$7
Total	$23	$46	$7

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2013	2014	2015	2016	2017

Intangibles with regulatory offset	$25	$23	$24	$14	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$145	$66	$145	$43
Land and transmission rights (b)	10		8
Emission allowances (c)	3		3
OVEC power purchase agreement (d)	39	4	39	3
Total subject to amortization	$197	$70	$195	$46

(a)
Gross carrying amount represents the fair value of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)
Gross carrying amount includes $8 million, which represents the fair value of land and transmission rights recognized as an intangible asset as a result of adopting PPL's accounting policies in the Successor period. Amortization expense is recovered through base rates and is expected to be insignificant for future periods.

(c)
Represents the fair value of emission allowances recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  Consumption related to these emission allowances was $6 million for 2011.  KU had no consumption related to these emission allowances in 2012.

(d)	Gross carrying amount represents the fair value of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense for the Successor, excluding consumption of emission allowances, was as follows:

	2012	2011	2010

Intangible assets with regulatory offset	$24	$42	$4

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2013	2014	2015	2016	2017

Intangibles with regulatory offset	$27	$23	$27	$13	$3

21.  Asset Retirement Obligations

(PPL)

WPD has recorded conditional AROs required by U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables.

(PPL and PPL Energy Supply)

PPL Energy Supply has recorded liabilities in the financial statements to reflect various legal obligations associated with the retirement of long-lived assets, the most significant of which relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $316 million and $292 million at December 31, 2012 and 2011.  The fair value of investments that are legally restricted for the decommissioning of the Susquehanna nuclear plant was $712 million and $640 million at December 31, 2012 and 2011, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 18 and 23 for additional information on the nuclear decommissioning trust funds.  Other AROs recorded relate to various environmental requirements for coal piles, ash basins and other waste basin retirements.

PPL Energy Supply has recorded several conditional AROs, the most significant of which related to the removal and disposal of asbestos-containing material.  In addition to the AROs that were recorded for asbestos-containing material, PPL Energy Supply identified other asbestos-related obligations, but was unable to reasonably estimate their fair values.  PPL Energy Supply management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at certain of the generation plants.  If economic events or other circumstances change that enable PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

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

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL		PPL Energy Supply
	2012	2011	2012	2011

ARO at beginning of period	$497	$448	$359	$345
Accretion expense	36	33	28	26
Obligations assumed in acquisition of WPD Midlands (a)		15
Derecognition (b)				(5)
Obligations incurred	9	14	3	11
Changes in estimated cash flow or settlement date	31	5	(7)	(1)
Effect of foreign currency exchange rates	1
Obligations settled	(22)	(18)	(8)	(17)
ARO at end of period	$552	$497	$375	$359

	LKE		LG&E		KU
	2012	2011	2012	2011	2012	2011

ARO at beginning of period	$118	$103	$57	$49	$61	$54
Accretion expense	6	6	3	3	3	3
Obligations incurred	6	3		2	6	1
Changes in estimated cash flow
or settlement date	15	7	5	4	10	3
Obligations settled	(14)	(1)	(3)	(1)	(11)
ARO at end of period	$131	$118	$62	$57	$69	$61

(a)	Obligations required under U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables. See Note 10 for additional information on the acquisition.
(b)
Represents AROs derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 9 for additional information on the distribution.

Substantially all of the ARO balances are classified as noncurrent at December 31, 2012 and 2011.

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

The lease financing, which includes $437 million of debt and $18 million of "Noncontrolling interests" at December 31, 2012 and December 31, 2011, is secured by, among other things, the generation facility, the carrying amount of which is disclosed on the Balance Sheets.  The debt matures in December 2013, the end of the initial lease term, and therefore has been classified in "Long-term debt due within one year" at December 31, 2012.  As a result of the consolidation, PPL Energy Supply has recorded interest expense in lieu of rent expense.  For 2012, 2011 and 2010, additional depreciation on the generation facility of $16 million was recorded each year.

23.  Available-for-Sale Securities

(PPL, PPL Energy Supply, LKE and LG&E)

Certain short-term investments, securities held by the NDT funds and auction rate securities are classified as available-for-sale.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of available-for-sale securities.

	December 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$11			$11	$12			$12
Equity securities:
U.S. large-cap	222	$190		412	211	$146		357
U.S. mid/small-cap	30	30		60	29	23		52
Debt securities:
U.S. Treasury	86	9		95	76	10		86
U.S. government sponsored
agency	8	1		9	9	1		10
Municipality	78	5	$1	82	80	4	$1	83
Investment-grade corporate	36	4		40	35	3		38
Other	3			3	2			2
Total NDT funds	474	239	1	712	454	187	1	640
Auction rate securities	20		1	19	25		1	24
Total	$494	$239	$2	$731	$479	$187	$2	$664

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$11			$11	$12			$12
Equity securities:
U.S. large-cap	222	$190		412	211	$146		357
U.S. mid/small-cap	30	30		60	29	23		52
Debt securities:
U.S. Treasury	86	9		95	76	10		86
U.S. government sponsored
agency	8	1		9	9	1		10
Municipality	78	5	$1	82	80	4	$1	83
Investment-grade corporate	36	4		40	35	3		38
Other	3			3	2			2
Total NDT funds	474	239	1	712	454	187	1	640
Auction rate securities	17		1	16	20		1	19
Total	$491	$239	$2	$728	$474	$187	$2	$659

There were no securities with credit losses at December 31, 2012 and 2011.

The following table shows the scheduled maturity dates of debt securities held at December 31, 2012.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$12	$79	$62	$78	$231
Fair value	12	83	68	85	248

PPL Energy Supply
Amortized cost	$12	$79	$62	$75	$228
Fair value	12	83	68	82	245

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	2012	2011	2010
PPL
Proceeds from sales of NDT securities (a)	$139	$156	$114
Other proceeds from sales	5	163
Gross realized gains (b)	29	28	13
Gross realized losses (b)	21	16	5

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$139	$156	$114
Other proceeds from sales	3
Gross realized gains (b)	29	28	13
Gross realized losses (b)	21	16	5

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

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

NDT Funds (PPL and PPL Energy Supply)

Amounts previously collected from PPL Electric's customers for decommissioning the Susquehanna nuclear plant, less applicable taxes, were deposited in external trust funds for investment and can only be used for future decommissioning costs.  To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

When the fair value of a security is less than amortized cost, PPL and PPL Energy Supply must make certain assertions to avoid recording an other-than-temporary impairment that requires a current period charge to earnings.  The NRC requires that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts.  As a result, PPL and PPL Energy Supply have been unable to demonstrate the ability to hold an impaired security until it recovers its value; therefore, unrealized losses on equity securities for all periods presented, represented other-than-temporary impairments that required a current period charge to earnings.  PPL and PPL Energy Supply recorded impairments for certain securities invested in the NDT funds of $1 million, $6 million and $3 million for 2012, 2011 and 2010.  These impairments are reflected on the Statements of Income in "Other-Than-Temporary Impairments."

24.  New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Improving Disclosures about Offsetting Balance Sheet Items

Effective January 1, 2013, the Registrants will retrospectively adopt accounting guidance issued to enhance disclosures about derivative instruments that either (1) offset on the balance sheet or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet.

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

Upon adoption, the guidance is not expected to have a significant impact on the Registrants.

Reporting Amounts Reclassified Out of AOCI

Effective January 1, 2013, the Registrants will prospectively adopt accounting guidance issued to improve the reporting of reclassifications out of AOCI.  The Registrants will be required to provide information about the effects on net income of significant amounts reclassified out of AOCI by their respective statement of income line item, if the item is required to be reclassified to net income in its entirety.  For items not reclassified to net income in their entirety, the Registrants will be required to reference other disclosures that provide details on these amounts.

Upon adoption, the enhanced disclosure requirements are not expected to have a significant impact on the Registrants.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Operating Revenues

Operating Expenses
Other operation and maintenance	$3			$(3)
Total Operating Expenses	3			(3)

Operating Income (Loss)	(3)			3

Equity in Earnings of Subsidiaries	234	$267	$48	204

Other Income (Expense) - net				(1)

Interest Income with Affiliate	10	29	5	29

Interest Expense	39	31	4

Interest Expense with Affiliate	2	2	1	47

Income (Loss) Before Income Taxes	200	263	48	188

Income Tax Expense (Benefit)	(19)	(2)	1	(2)

Net Income (Loss) Attributable to Member	$219	$265	$47	$190

Comprehensive Income (Loss) Attributable to Member	$200	$263	$53	$180

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Successor			Predecessor
			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2012	2011	2010	2010

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$364	$346	$53	$156

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries			(3)	(525)
Net decrease (increase) in notes receivable from affiliates	(15)	(63)	313	234
Net cash provided by (used in) investing activities	(15)	(63)	310	(291)

Cash Flows from Financing Activities
Net increase (decrease) in debt with affiliates			(208)	243
Net (decrease) increase in notes payable with affiliates	(196)
Repayment of short-term borrowings			(2,103)
Retirement of long-term debt			(400)
Issuance of long-term debt		250	870
Debt-issuance costs			(6)
Contribution from member			1,565
Distribution to member	(155)	(533)	(100)
Payment of common stock dividends				(87)
Net cash provided by (used in) financing activities	(351)	(283)	(382)	156

Net Increase (Decrease) in Cash and Cash Equivalents	(2)		(19)	21
Cash and Cash Equivalents at Beginning of Period	2	2	21
Cash and Cash Equivalents at End of Period	$	$2	$2	$21

Supplemental disclosures of cash flow information:
Cash Dividends Received from Affiliated Subsidiaries	$175	$207	$	$105

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2012	2011
Assets

Current Assets
Cash and cash equivalents		$2
Accounts receivable from affiliates	$4	11
Notes receivable from affiliates	1,560	1,520
Other current assets	1	4
Total Current Assets	1,565	1,537

Investments
Affiliated companies at equity	4,096	4,056

Other Noncurrent Assets
Deferred income taxes	184	163
Other noncurrent assets	7	8
Total Other Noncurrent Assets	191	171

Total Assets	$5,852	$5,764

Liabilities and Equity

Current Liabilities
Notes payable to affiliates	$25
Accounts payable to affiliates	906	$701
Taxes	8
Other current liabilities	6	6
Total Current Liabilities	945	707

Long-term Debt
Long-term debt	1,121	1,120
Notes payable to affiliates		196
Total Long-term Debt	1,121	1,316

Equity	3,786	3,741

Total Liabilities and Equity	$5,852	$5,764

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

Schedule I - LG&E and KU Energy LLC
Notes to Condensed Unconsolidated Financial Statements

1.	Basis of Presentation

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

Guarantees

LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  See Note 9 to LKE's consolidated financial statements for additional information.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing a December 2012 order of the Henderson Circuit Court confirming the arbitration award.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including the potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its investments in subsidiaries for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Equity in Earnings of Subsidiaries" on the Statement of Income.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2012
Operating revenues	$4,112	$2,549	$2,403	$3,222
Operating income	1,051	572	664	822
Income from continuing operations after income taxes	545	277	355	360
Income (loss) from discontinued operations		(6)
Net income	545	271	355	360
Net income attributable to PPL	541	271	355	359
Income from continuing operations after income taxes available to
PPL common shareowners: (b)
Basic EPS	0.93	0.47	0.61	0.61
Diluted EPS	0.93	0.47	0.61	0.60
Net income available to PPL common shareowners: (b)
Basic EPS	0.93	0.46	0.61	0.61
Diluted EPS	0.93	0.46	0.61	0.60
Dividends declared per share of common stock (c)	0.360	0.360	0.360	0.360
Price per common share:
High	$29.85	$28.44	$29.98	$30.18
Low	27.29	26.68	27.72	27.74

2011
Operating revenues	$2,910	$2,489	$3,120	$4,218
Operating income	805	595	767	934
Income from continuing operations after income taxes	402	201	449	458
Income (loss) from discontinued operations	3	(1)
Net income	405	200	449	458
Net income attributable to PPL	401	196	444	454
Income from continuing operations after income taxes available to
PPL common shareowners: (b)
Basic EPS	0.82	0.35	0.76	0.78
Diluted EPS	0.82	0.35	0.76	0.78
Net income available to PPL common shareowners: (b)
Basic EPS	0.82	0.35	0.76	0.78
Diluted EPS	0.82	0.35	0.76	0.78
Dividends declared per share of common stock (c)	0.350	0.350	0.350	0.350
Price per common share:
High	$26.98	$28.38	$29.61	$30.27
Low	24.10	25.23	25.00	27.00

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

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2012
Operating revenues	$458	$404	$444	$457
Operating income	79	63	71	81
Net income	37	29	33	37
Net income available to PPL	33	29	33	37

2011
Operating revenues	$558	$440	$455	$439
Operating income	103	82	69	94
Net income	56	40	32	61
Net income available to PPL	52	36	28	57

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

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2012, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

PPL Corporation

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

As reported in the 2011 Form 10-K, PPL's principal executive officer and principal financial officer concluded that a systems migration related to the WPD Midlands acquisition created a material change to its internal control over financial reporting in 2012.  In December 2011, the use of legacy information technology systems at WPD Midlands was discontinued and the related data, processes and internal controls were migrated to the systems, processes and controls currently in place at PPL WW.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 197.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Management of PPL's non-accelerated filer companies, PPL Energy Supply, PPL Electric, LKE, LG&E and KU, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Each of the aforementioned companies' internal control over financial reporting is a process designed to provide reasonable assurance to management and Board of Directors of these companies regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2012.  This annual report does not include an attestation report of Ernst & Young LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies.  The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2013 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2012, and which information is incorporated herein by reference.  There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2012 Notice of Annual Meeting and Proxy Statement.  Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply, PPL Electric, LKE, LG&E and KU).  The "Standards of Integrity" are posted on PPL's Internet website: www.pplweb.com/about-us/corporate-governance.  A description of any amendment to the "Standards of Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment.  In addition, if a waiver constituting a material departure from a provision of the "Standards of Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities.  These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet website: www.pplweb.com/about-us/corporate-governance.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 10 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANTS

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

Listed below are the executive officers at December 31, 2012.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William H. Spence (a)	55	Chairman, President and Chief Executive Officer	April 2012 - present
		President and Chief Executive Officer	November 2011 - March 2012
		President and Chief Operating Officer	July 2011 - November 2011
		Executive Vice President and Chief Operating Officer	June 2006 - July 2011

Paul A. Farr	45	Executive Vice President and Chief Financial Officer	April 2007 - present
		Senior Vice President-Financial	January 2006 - March 2007

Robert J. Grey (b)	62	Executive Vice President, General Counsel and Secretary	November 2012 - present
		Senior Vice President, General Counsel and Secretary	March 1996 - November 2012

David G. DeCampli (c) (f)	55	President-PPL Energy Supply	March 2012 - present
		President-PPL Electric	April 2007 - March 2012
Gregory N. Dudkin (d) (f)	55	President-PPL Electric	March 2012 - present
		Senior Vice President-Operations-PPL Electric	June 2009 - March 2012
		Independent Consultant	February 2009 - June 2009
		Senior Vice-President of Technical Operations and	June 2006 - January 2009
		Fulfillment-Comcast Corporation

Robert D. Gabbard (f)	53	President-PPL EnergyPlus	June 2008 - present
		Senior Vice President-Trading-PPL EnergyPlus	June 2008 - June 2008
		Senior Vice President Merchant Trading Operations-Conectiv Energy	June 2005 - May 2008

Rick L. Klingensmith (f)	52	President-PPL Global	August 2004 - present

Victor A. Staffieri (f)	57	Chairman of the Board, President and Chief Executive Officer-LKE	May 2001 - present

Mark F. Wilten (e)	45	Vice President-Finance and Treasurer	June 2012 - present
		Treasurer-Nissan North America and Nissan Motor	August 2010 - May 2012
		Acceptance Corporation
		Assistant Treasurer-Nissan Motor Acceptance Corporation	August 2008 - August 2010
		Group Treasurer-Kensington Group plc	October 2004 - January 2008

Vincent Sorgi	41	Vice President and Controller	March 2010 - present
		Controller-Supply Accounting	June 2008 - March 2010
		Controller-PPL EnergyPlus	April 2007 - June 2008

(a)	On April 1, 2012, William H. Spence was elected Chairman, President and Chief Executive Officer.
(b)	On November 1, 2012, Robert J. Grey was elected Executive Vice President, General Counsel and Secretary.
(c)	On March 4, 2012, David G. DeCampli resigned as President of PPL Electric. On March 5, 2012, Mr. DeCampli was elected as
President of PPL Energy Supply.
(d)	On March 4, 2012, Gregory N. Dudkin resigned as Senior Vice President-Operations of PPL Electric. On March 5, 2012, Mr.
Dudkin was elected as President of PPL Electric.
(e)	On June 4, 2012, Mark F. Wilten was elected Vice President-Finance and Treasurer.
(f)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2013 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2012, and which information is incorporated herein by reference.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2013 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2012, and which information is incorporated herein by reference.  In addition, provided below in tabular format is information as of December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be				Number of securities
	issued upon exercise of		Weighted-average exercise		remaining available for future
	outstanding options, warrants		price of outstanding options,		issuance under equity
	and rights (3)		warrants and rights (3)		compensation plans (4)
Equity compensation					334,877	- ICP
plans approved by	4,968,849	- ICP	$ 30.72	- ICP	5,688,059	- ICPKE
security holders (1)	413,210	- SIP	$ 28.19	- SIP	9,541,170	- SIP
	3,752,486	- ICPKE	$ 30.12	- ICPKE	1,948,928	- DDCP
	9,134,545	- Total	$ 30.36	- Combined	17,513,034	- Total

Equity compensation
plans not approved by
security holders (2)

(1)
Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; (c) the PPL 2012 SIP approved by shareowners in 2012 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL and its subsidiaries; and (d) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL.  See Note 12 to the Financial Statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2012.  In addition, as of December 31, 2012, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  30,400 shares of restricted stock, 400,660 restricted stock units and 324,387 performance units under the ICP; 40,000 shares of restricted stock, 1,856 restricted stock units and 3,927 performance units under the SIP; 24,600 shares of restricted stock, 2,006,254 restricted stock units and 265,889 performance units under the ICPKE; and 467,741 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, SIP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the SIP, 10,000,000 awards; (c) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (d) under the DDCP, the number of shares available for issuance was reduced to 2,000,000 shares in March 2012.  In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2013 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2012, and is incorporated herein by reference.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2012 and 2011" in PPL's 2013 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2012, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed, including expenses, by Ernst & Young LLP (EY) to PPL for the fiscal years ended December 31, 2012 and 2011, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by EY.

	2012	2011
	(in thousands)

Audit fees (a)	$2,132	$1,701
Audit-related fees (b)	54	9
Tax fees (c)	163	518

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

(c)
Includes fees for tax advice in connection with a tax basis and earnings and profit study, a private letter ruling related to the sale of Safe Harbor, Ironwood purchase accounting, and review, consultation and analysis related to investment tax credits and related capital expenditures on certain hydro-electric plant upgrades.

PPL Electric Utilities Corporation

The following table presents an allocation of fees billed, including expenses, by EY to PPL for the fiscal years ended December 31, 2012 and 2011, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by EY.

	2012	2011
	(in thousands)

Audit fees (a)	$1,319	$1,193
Audit-related fees (b)	10	45
Tax fees (c)	207	19

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for consultation on a transmission and distribution study and performance of specific agreed-upon procedures.

(c)	Includes fees for tax advice in connection with non-income tax processes, sales and use tax matters and analysis related to the deductibility of certain transmission and distribution costs.

LG&E and KU Energy LLC

The following table presents an allocation of fees billed, including expenses, by EY to LKE for the fiscal years ended December 31, 2012 and 2011, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by EY.

	2012	2011
	(in thousands)

Audit fees (a)	$1,715	$1,528

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Louisville Gas and Electric Company

The following table presents an allocation of fees billed, including expenses, by EY to LG&E for the fiscal years ended December 31, 2012 and 2011, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by EY.

	2012	2011
	(in thousands)

Audit fees (a)	$731	$552

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

The following table presents an allocation of fees billed, including expenses, by EY to KU for the fiscal years ended December 31, 2012 and 2011, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by EY.

	2012	2011
	(in thousands)

Audit fees (a)	$626	$552

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

The Audit Committee of PPL approved 100% of the 2012 and 2011 services provided by EY.

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

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings:  The 2013 annual meeting of shareowners of PPL will be held on Wednesday, May 15, 2013, at the Zoellner Arts Center, on the campus of Lehigh University in Bethlehem, Pennsylvania, in Northampton County.

Proxy and Information Statement Material:  A proxy statement and notice of PPL's annual meeting is mailed to all shareowners of record as of February 28, 2013.

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

Dividends:  Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preference stock by the PPL Electric Board of Directors, dividends are paid on the first business day of April, July, October and January.  The 2013 record dates for dividends are expected to be March 8, June 10, September 10 and December 10.

PPL Shareowner Information Line (1-800-345-3085): Shareowners can obtain corporate and financial information 24 hours a day using the PPL Shareowner Information Line.  Earnings, dividends and other company news releases are available by fax or mail.  Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q), will be mailed upon request, or write to:

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

Shareowner Inquiries:

PPL Shareowner Services
Wells Fargo Bank, N.A.
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129
FAX:  651-450-4085
shareowneronline.com

Online Account Access:  Registered shareowners can activate their account for online access by visiting shareowneronline.com.

Dividend Reinvestment and Direct Stock Purchase Plan (Plan):  PPL offers investors the opportunity to acquire shares of PPL common stock through its Plan.  Through the Plan, participants are eligible to invest up to $25,000 per calendar month in PPL common stock.  Shareowners may choose to have dividends on their PPL common stock fully or partially reinvested in PPL common stock or can receive full payment of cash dividends by check or EFT.  Participants in the Plan may choose to have their common stock certificates deposited into their Plan account.

Direct Registration System:  PPL participates in the Direct Registration System (DRS).  Shareowners may choose to have their common stock certificates converted to book entry form within the DRS by submitting their certificates to PPL's transfer agent.

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
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120

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
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By /s/ Paul A. Farr
Paul A. Farr -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By /s/ Vincent Sorgi
Vincent Sorgi -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Frederick M. Bernthal	Venkata Rajamannar Madabhushi
John W. Conway	Craig A. Rogerson
Steven G. Elliott	William H. Spence
Louise K. Goeser	Natica von Althann
Stuart E. Graham	Keith H. Williamson
Stuart Heydt

By /s/ William H. Spence
William H. Spence, Attorney-in-fact	Date: February 28, 2013

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

/s/ David G. DeCampli
David G. DeCampli

/s/ Paul A. Farr
Paul A. Farr

/s/ Robert J. Grey
Robert J. Grey

/s/ William H. Spence
William H. Spence

Date: February 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ Gregory N. Dudkin
Gregory N. Dudkin -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Gregory N. Dudkin
Gregory N. Dudkin -
President
(Principal Executive Officer)

By /s/ Vincent Sorgi
Vincent Sorgi -
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Directors:

/s/ William H. Spence	/s/ Gregory N. Dudkin
William H. Spence	Gregory N. Dudkin

/s/ Paul A. Farr	/s/ Dean A. Christiansen
Paul A. Farr	Dean A. Christiansen

/s/ Robert J. Grey
Robert J. Grey

Date: February 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LG&E and KU Energy LLC
(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Paul A. Farr	/s/ William H. Spence
Paul A. Farr	William H. Spence
/s/ Chris Hermann	/s/ Victor A. Staffieri
Chris Hermann	Victor A. Staffieri
/s/ S. Bradford Rives	/s/ Paul W. Thompson
S. Bradford Rives	Paul W. Thompson

Date: February 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Louisville Gas and Electric Company
(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Paul A. Farr	/s/ William H. Spence
Paul A. Farr	William H. Spence
/s/ Chris Hermann	/s/ Victor A. Staffieri
Chris Hermann	Victor A. Staffieri
/s/ S. Bradford Rives	/s/ Paul W. Thompson
S. Bradford Rives	Paul W. Thompson

Date: February 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Utilities Company
(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Paul A. Farr	/s/ William H. Spence
Paul A. Farr	William H. Spence
/s/ Chris Hermann	/s/ Victor A. Staffieri
Chris Hermann	Victor A. Staffieri
/s/ S. Bradford Rives	/s/ Paul W. Thompson
S. Bradford Rives	Paul W. Thompson

Date: February 28, 2013

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

3(c)-1	-	Certificate of Formation of PPL Energy Supply, LLC, effective as of November 14, 2000 (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(c)-2	-
Certificate of Amendment of PPL Energy Supply, LLC, effective as of November 12, 2002 (Exhibit 3(c)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011)

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

4(b)-1	-	Amended and Restated Employee Stock Ownership Plan, dated January 12, 2007 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(b)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, dated July 2, 2007 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2007)

4(b)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated December 13, 2007 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

4(b)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated August 19, 2009 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2009)

4(b)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated December 2, 2009 (Exhibit 4(a)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(b)-6	-	Amendment No. 5 to said Employee Stock Ownership Plan, dated November 17, 2010 (Exhibit 4(b)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(b)-7	-	Amendment No. 6 to said Employee Stock Ownership Plan, dated January 18, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

4(b)-8	-	Amendment No. 7 to said Employee Stock Ownership Plan, dated May 30, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-9	-	Amendment No. 8 to said Employee Stock Ownership Plan, dated July 17, 2012 (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

*4(b)-10	-	Amendment No. 9 to said Employee Stock Ownership Plan, dated December 21, 2012

4(c)	-
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

4(d)-2	-	Supplemental Indenture No. 7, dated as of July 1, 2007, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated July 16, 2007)

4(d)-3	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(d)-4	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(e)	-
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

4(f)-3	-	Supplemental Indenture No. 5, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(f)-4	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-5	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(f)-6	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(f)-7	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(f)-8	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(f)-9	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(f)-10	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(f)-11	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(g)-1	-
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

4(ee)-3	-
Amendment No. 2 dated as of October 1, 2011, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ee)-3 to Louisville Gas and Electric Company Form 10-K Report (File No. 1-2893) for the year ended December 31, 2011)

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

4(ss)-2	-	Final Terms of WPD West Midlands £800,000,000 5.75 per cent Notes due 2032 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)

4(ss)-3	-	Final Terms of WPD East Midlands £600,000,000 5.25 per cent Notes due 2023 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459 ) dated May 17, 2011)

4(ss)-4	-	Final Terms of WPD East Midlands £100,000,000 Index Linked Notes due 2043 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 2, 2011)

4(ss)-5	-	Final Terms of WPD East Midlands £100,000,000 5.25% Notes due 2023 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2012)

4(tt)	-
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

10(j)-6	-	Amendment No. 3, dated as of December 23, 2010, to said Credit and Security Agreement (Exhibit 10(j)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(j)-7	-	Amendment No. 4, dated as of March 31, 2011, to said Credit and Security Agreement (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

10(j)-8	-	Amendment No. 5, dated as of July 26, 2011, to said Credit and Security Agreement (Exhibit 10(c) to PPL Corporation Form 10-Q/A Report (File No. 1-11459) for the quarter ended June 30, 2011)

10(j)-9	-
Amendment No. 6, dated as of July 24, 2012, to said Credit and Security Agreement (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2012)

10(j)-10	-
Amendment No. 7, dated as of September 24, 2012, to said Credit and Security Agreement (Exhibit 10(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2012)

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

10(k)-4	-	Third Amendment, dated as of March 30, 2006, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(k)-5	-	Fourth Amendment, dated as of April 12, 2006, to said Reimbursement Agreement (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

10(k)-6	-	Fifth Amendment, dated as of November 1, 2006, to said Reimbursement Agreement (Exhibit 10(q)-6 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(k)-7	-	Sixth Amendment, dated as of March 29, 2007, to said Reimbursement Agreement (Exhibit 10(q)-7 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2007)

10(k)-8	-	Seventh Amendment, dated as of March 1, 2008, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2008)

10(k)-9	-	Eighth Amendment, dated as of March 30, 2009, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended March 31, 2009)

10(k)-10	-	Ninth Amendment, dated as of March 31, 2010, to said Reimbursement Agreement (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 6, 2010)

10(k)-11	-	Tenth Amendment, dated as of February 22, 2012, to said Reimbursement Agreement (Exhibit 10(k)-11 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011)

*10(k)-12	-	Eleventh Amendment, dated as of February 28, 2013, to said Reimbursement Agreement

10(l)	-
Purchase and Sale Agreement, dated as of April 28, 2010, by and between E.ON US Investments Corp., PPL Corporation and E.ON AG (Exhibit No. 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 30, 2010)

10(m)	-
$500 million Facility Agreement, dated as of May 14, 2010, among PPL Energy Supply, LLC, as Borrower, and Morgan Stanley Bank, as Issuer (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2010)

10(n)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Holtwood, LLC and LSP Safe Harbor Holdings, LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(o)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Generation, LLC and Harbor Gen Holdings, LLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(p)	-
Open-End Mortgage, Security Agreement and Fixture Filing from PPL Montour, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010 (Exhibit 10(w) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(q)	-
Open-End Mortgage, Security Agreement and Fixture Filing from PPL Brunner Island, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010 (Exhibit 10(x) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(r)	-
Guaranty of PPL Montour, LLC and PPL Brunner Island, LLC, dated as of November 3, 2010, in favor of Wilmington Trust FSB, as Collateral Agent, for itself as Beneficiary and for the Secured Counterparties described therein (Exhibit 10(y) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(s)	-
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

10(t)	-
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

10(u)	-
Amendment and Restatement Agreement, dated as of August 16, 2012, regarding $198,309,583.05 Amended and Restated Letter of Credit Agreement, dated as of August 16, 2012, among Kentucky Utilities Company, the Lenders from time to time party hereto, and Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, as Administrative Agent (Exhibit 10(c) to Kentucky Utilities Company Form 10-Q Report (File No. 1-3464) for the quarter ended September 30, 2012)

10(v)	-
£245,000,000 Revolving Credit Facility Agreement, dated January 12, 2012, among Western Power Distribution (South West) plc, the lenders party thereto and Lloyds TSB Bank Plc and Mizuho Corporate Bank, Ltd. as Joint Coordinators (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 18, 2012)

10(w)-1	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(w)-2	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(x)-1	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(x)-2	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(y)	-
Commitment Increase Agreement, dated as of April 20, 2012, entered into by and among PPL Electric Utilities Corporation, the Lenders who are increasing their Commitments, the JLA Issuing Banks, who are consenting to the increase in Fronting Sublimit, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

10(z)-1	-
Uncommitted Line of Credit Letter Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC, the Borrower, and Banco Bilbao Vizcaya Argentaria, S.A., the Bank (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

10(z)-2	-
Reimbursement Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC and Banco Bilbao Vizcaya Argentaria, S.A. (Exhibit 10(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

10(aa)	-
Letter of Credit Issuance and Reimbursement Agreement, dated as of July 27, 2012, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency (Exhibit 10(e) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

*10(bb)	-
$300,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among PPL Electric Utilities Corporation, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(cc)	-
$3,000,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among PPL Energy Supply, LLC, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(dd)	-
$400,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among Kentucky Utilities Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender

*10(ee)	-
$500,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among Louisville Gas and Electric Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender

*10(ff)	-
£210,000,000 Multicurrency Revolving Facility Agreement, dated December 21, 2012, among PPL WW Holdings Ltd., as the Company, Lloyds TSB Bank plc and Mizuho Corporate Bank, Ltd., as Joint Coordinators and Bookrunners, Barclays Bank PLC, Commonwealth Bank of Australia, HSBC Bank plc, Lloyds TSB Bank plc, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Royal Bank of Scotland plc, as Mandated Lead Arrangers and Mizuho Corporate Bank, Ltd., as Facility Agent

[_]10(gg)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(gg)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(gg)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(gg)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(gg)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(gg)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

*[_]10(hh)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

*[_]10(hh)-2	-
PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

[_]10(hh)-3	-
PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(hh)-4	-
PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(hh)-5	-
PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ii)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(ii)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(ii)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ii)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(ii)-5	-
Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(jj)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(jj)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(jj)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(jj)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(jj)-5	-
Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(jj)-6	-
Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(kk)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(kk)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(kk)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(kk)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(kk)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(kk)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(kk)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(kk)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(kk)-9	-
Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(ll)-1	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(ll)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(ll)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ll)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ll)-5	-
Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008 (Exhibit 10(cc)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(ll)-6	-
Amendment No. 5 to said Incentive Compensation Plan for Key Employees, dated as of March 24, 2011 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

[_]10(mm)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated April 6, 2011)

[_]10(nn)	-
Agreement, dated January 15, 2003, between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(oo)	-
Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(pp)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. DeCampli, Dudkin, Farr and Gabbard (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(qq)-1	-
Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(qq)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(rr)	-
Amended and Restated Employment and Severance Agreement, dated as of October 29, 2010, between E.ON U.S. LLC and Victor A. Staffieri (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

[_]10(ss)-1	-	Form of Change in Control Severance Protection Agreement as adopted March 5, 2012 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(ss)-2	-
Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Messrs. Dudkin and Staffieri (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(tt)-1	-	PPL Corporation 2012 Stock Incentive Plan (Annex A to Proxy Statement of PPL Corporation, dated April 3, 2012)

*[_]10(tt)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan

*[_]10(tt)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan

*[_]10(tt)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan

[_]10(uu)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges

*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(d)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(e)	-	Consent of Ernst & Young LLP - LG&E and KU Energy LLC

*23(f)	-	Consent of Ernst & Young LLP - Louisville Gas and Electric Company

*23(g)	-	Consent of Ernst & Young LLP - Kentucky Utilities Company

*23(h)	-	Consent of PricewaterhouseCoopers LLP - LG&E and KU Energy LLC

*23(i)	-	Consent of PricewaterhouseCoopers LLP - Louisville Gas and Electric Company

*23(j)	-	Consent of PricewaterhouseCoopers LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(k)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(l)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Energy Supply's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.SCH	-
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