Form 10-Q
period 2013-03-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2013-05-03
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 592,339,687 shares outstanding at April 30, 2013.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2013.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2013.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2013.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

LKE - LG&E and KU Energy LLC, a subsidiary of PPL and the parent of LG&E, KU and other subsidiaries.  Within the context of this document, references to LKE also relate to the consolidated entity.

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides services for LKE and its subsidiaries.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL that transmits and distributes electricity in its Pennsylvania service area and provides electric supply to retail customers in this area as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Energy Supply, PPL Global and other subsidiaries.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily owns and operates WPD, the businesses in the U.K. that are focused on the regulated distribution of electricity.

PPL Ironwood - PPL Ironwood LLC, an indirect subsidiary of PPL Generation that owns generating operations in Pennsylvania.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL WEM - PPL WEM Holdings plc (formerly WPD Investment Holdings Limited), an indirect, U.K. subsidiary of PPL Global.  PPL WEM indirectly owns both WPD (East Midlands) and WPD (West Midlands).

PPL WW - PPL WW Holdings Limited (formerly Western Power Distribution Holdings Limited), an indirect, U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly owns WPD (South Wales) and WPD (South West).

WPD - refers to PPL WW and PPL WEM and their subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.  The company (formerly Central Networks East plc) was acquired and renamed in April 2011.

WPD Midlands - refers to WPD (East Midlands) and WPD (West Midlands), collectively.

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

2012 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2012.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012.  The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and makes changes to the existing Alternative Energy Portfolio Standard.

AEPS - Alternative Energy Portfolio Standard.

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

CAIR - the EPA's Clean Air Interstate Rule.

Cane Run Unit 7 - a combined-cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 141 MW and 499 MW to LG&E and KU by 2015.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CSAPR - Cross-State Air Pollution Rule.

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

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - a distribution system improvement charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

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

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements which apply to coal combustion and by-products from the production of energy from coal.

EEI - Electric Energy, Inc., owns and operates a coal-fired plant and a natural gas facility in southern Illinois.  KU's 20% ownership interest in EEI is accounted for as an equity method investment.

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

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that they entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion in the transmission grid.

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker.  The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements.  Rate recovery became effective on January 1, 2013.

If-Converted Method - When a company has convertible debt outstanding the following method needs to be applied to calculate diluted EPS: Interest charges (after tax) applicable to the convertible debt shall be added back to net income and the convertible debt shall be assumed to have been converted to equity at the beginning of the period and the resulting common shares shall be included with outstanding shares.  Both adjustments are only done for purposes of calculating diluted EPS.  This method was applied to PPL's Equity Units beginning in the first quarter of 2013.

Intermediate and peaking generation - includes the output provided by PPL's competitive oil- and natural gas-fired units.

Ironwood Acquisition - In April 2012, PPL Ironwood Holdings, LLC, an indirect, wholly owned subsidiary of PPL Energy Supply, completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, a natural gas-fired power plant in Lebanon, Pennsylvania.

IRS - Internal Revenue Service, a U.S. government agency.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

LIBOR - London Interbank Offered Rate.

LTIIP - Long Term Infrastructure Improvement Plan.

MATS - Mercury and Air Toxics Standards.

MDEQ - Montana Department of Environmental Quality.

MEIC - Montana Environmental Information Center.

MMBtu - One million British Thermal Units.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999.  Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

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

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric's restructuring proceeding.

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts (which are components of the 2010 and 2011 Equity Units.)

RAV - regulatory asset value.  This term is also commonly known as RAB or regulatory asset base.

RECs - renewable energy credits.

Regional Transmission Line Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies what changes and additions to the grid are needed to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects that are needed to maintain reliability standards and that are reviewed and approved by the PJM Board.

Registrants - PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU, collectively.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

v

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

Scrubber - an air pollution control device that can remove particulates and/or gases (primarily sulfur dioxide) from exhaust gases.

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

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.  The use of this technology also has the potential to strengthen network reliability.

SMGT - Southern Montana Electric Generation & Transmission Cooperative, Inc., a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus that was terminated effective April 1, 2012.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases using ammonia.

Spark Spread - a measure of gross margin representing the price of power on a per MWh basis less the equivalent measure of the natural gas cost to produce that power.  This measure is used to describe the gross margin of PPL and its subsidiaries' competitive natural gas-fired generating fleet.  This term is also used to describe a derivative contract in which PPL and its subsidiaries sell power and buy natural gas on a forward basis in the same contract.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in each Registrant's 2012 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	expansion of alternative sources of electricity generation;
•	laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical, nuclear decommissioning liabilities and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•
the outcome of any rate cases or other cost recovery filings by PPL Electric at the PUC or the FERC, by LG&E at the KPSC or the FERC, by KU at the KPSC, VSCC, TRA or the FERC, or by WPD at Ofgem in the U.K.;

•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions and our ability to successfully operate acquired businesses and realize expected benefits from business acquisitions.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Utility	$1,950	$1,714
Unregulated retail electric and gas	237	223
Wholesale energy marketing
Realized	976	1,208
Unrealized economic activity (Note 14)	(822)	852
Net energy trading margins	(11)	8
Energy-related businesses	127	107
Total Operating Revenues	2,457	4,112

Operating Expenses
Operation
Fuel	529	424
Energy purchases
Realized	691	883
Unrealized economic activity (Note 14)	(634)	591
Other operation and maintenance	676	706
Depreciation	284	264
Taxes, other than income	96	91
Energy-related businesses	122	102
Total Operating Expenses	1,764	3,061

Operating Income	693	1,051

Other Income (Expense) - net	122	(17)

Interest Expense	251	230

Income Before Income Taxes	564	804

Income Taxes	151	259

Net Income	413	545

Net Income Attributable to Noncontrolling Interests		4

Net Income Attributable to PPL Shareowners	$413	$541

Earnings Per Share of Common Stock:
Basic	$0.70	$0.93
Diluted	$0.65	$0.93

Dividends Declared Per Share of Common Stock	$0.3675	$0.3600

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	582,640	579,041
Diluted	657,020	579,527

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012

Net income	$413	$545

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($6), $2	(245)	76
Available-for-sale securities, net of tax of ($25), ($26)	23	24
Qualifying derivatives, net of tax of ($20), ($50)	62	78
Equity investees' other comprehensive income (loss), net of tax of $0, $2		(4)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $0	(1)	(5)
Qualifying derivatives, net of tax of $35, $75	(80)	(134)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1)	1	3
Net actuarial loss, net of tax of ($13), ($4)	34	20

Total other comprehensive income (loss) attributable to PPL Shareowners	(206)	58

Comprehensive income (loss)	207	603

Comprehensive income attributable to noncontrolling interests		4

Comprehensive income (loss) attributable to PPL Shareowners	$207	$599

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$413	$545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	284	264
Amortization	64	55
Defined benefit plans - expense	51	42
Deferred income taxes and investment tax credits	80	257
Unrealized (gains) losses on derivatives, and other hedging activities	98	(235)
Other	30	20
Change in current assets and current liabilities
Accounts receivable	(187)	32
Accounts payable	(138)	(99)
Unbilled revenues	137	59
Prepayments	(117)	(100)
Counterparty collateral	(64)	65
Taxes	122	66
Other	(74)	(8)
Other operating activities
Defined benefit plans - funding	(429)	(208)
Other assets	33	(12)
Other liabilities	(59)	(15)
Net cash provided by operating activities	244	728
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(828)	(682)
Purchases of nuclear plant decommissioning trust investments	(28)	(38)
Proceeds from the sale of nuclear plant decommissioning trust investments	24	34
Proceeds from the sale of other investments		16
Net (increase) decrease in restricted cash and cash equivalents	(52)	(22)
Other investing activities	(15)	(19)
Net cash provided by (used in) investing activities	(899)	(711)
Cash Flows from Financing Activities
Issuance of long-term debt	450
Retirement of long-term debt	(8)
Issuance of common stock	20	16
Payment of common stock dividends	(210)	(203)
Debt issuance and credit facility costs	(18)	(3)
Contract adjustment payments	(24)	(23)
Net increase (decrease) in short-term debt	416	93
Other financing activities	(5)	(4)
Net cash provided by (used in) financing activities	621	(124)
Effect of Exchange Rates on Cash and Cash Equivalents	(14)	8
Net Increase (Decrease) in Cash and Cash Equivalents	(48)	(99)
Cash and Cash Equivalents at Beginning of Period	901	1,202
Cash and Cash Equivalents at End of Period	$853	$1,103

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$853	$901
Restricted cash and cash equivalents	119	54
Accounts receivable (less reserve: 2013, $64; 2012, $64)
Customer	936	745
Other	60	79
Unbilled revenues	708	857
Fuel, materials and supplies	616	673
Prepayments	281	166
Price risk management assets	1,284	1,525
Regulatory assets	37	19
Other current assets	95	49
Total Current Assets	4,989	5,068

Investments
Nuclear plant decommissioning trust funds	764	712
Other investments	48	47
Total Investments	812	759

Property, Plant and Equipment
Regulated utility plant	25,054	25,196
Less: accumulated depreciation - regulated utility plant	4,258	4,164
Regulated utility plant, net	20,796	21,032
Non-regulated property, plant and equipment
Generation	11,545	11,295
Nuclear fuel	666	524
Other	737	726
Less: accumulated depreciation - non-regulated property, plant and equipment	6,039	5,942
Non-regulated property, plant and equipment, net	6,909	6,603
Construction work in progress	2,270	2,397
Property, Plant and Equipment, net (a)	29,975	30,032

Other Noncurrent Assets
Regulatory assets	1,464	1,483
Goodwill	3,995	4,158
Other intangibles (a)	910	925
Price risk management assets	598	572
Other noncurrent assets	598	637
Total Other Noncurrent Assets	7,565	7,775

Total Assets	$43,341	$43,634

(a)
At March 31, 2013 and December 31, 2012, includes $426 million and $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and both periods include $10 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$1,061	$652
Long-term debt due within one year	751	751
Accounts payable	1,071	1,252
Taxes	138	90
Interest	352	325
Dividends	215	210
Price risk management liabilities	972	1,065
Regulatory liabilities	61	61
Other current liabilities	1,029	1,219
Total Current Liabilities	5,650	5,625

Long-term Debt	18,881	18,725

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,577	3,387
Investment tax credits	340	328
Price risk management liabilities	533	629
Accrued pension obligations	1,596	2,076
Asset retirement obligations	540	536
Regulatory liabilities	1,016	1,010
Other deferred credits and noncurrent liabilities	666	820
Total Deferred Credits and Other Noncurrent Liabilities	8,268	8,786

Commitments and Contingent Liabilities (Notes 5, 6 and 10)

Equity
PPL Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	6,988	6,936
Earnings reinvested	5,676	5,478
Accumulated other comprehensive loss	(2,146)	(1,940)
Total PPL Shareowners' Common Equity	10,524	10,480
Noncontrolling Interests	18	18
Total Equity	10,542	10,498

Total Liabilities and Equity	$43,341	$43,634

(a)	780,000 shares authorized; 583,214 and 581,944 shares issued and outstanding at March 31, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

December 31, 2012 (b)	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498
Common stock issued (c)	1,270		37				37
Stock-based compensation (d)			15				15
Net income				413			413
Dividends, dividend equivalents
and distributions (e)				(215)			(215)
Other comprehensive
income (loss)					(206)		(206)
March 31, 2013 (b)	583,214	$6	$6,988	$5,676	$(2,146)	$18	$10,542

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096
Common stock issued (c)	1,115		32				32
Stock-based compensation (d)			17				17
Net income				541		4	545
Dividends, dividend equivalents
and distributions (e)				(209)		(4)	(213)
Other comprehensive
income (loss)					58		58
March 31, 2012	579,520	$6	$6,862	$5,129	$(730)	$268	$11,535

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)	See Note 18 for disclosure of balances of each component of AOCI.
(c)	Each period includes shares of common stock issued through various stock and incentive compensation plans.
(d)
The three months ended March 31, 2013 and 2012 include $28 million and $29 million of stock-based compensation expense related to new and existing unvested equity awards.  These periods also include $(13) million and $(12) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(e)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends and distributions to noncontrolling interests.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Wholesale energy marketing
Realized	$976	$1,208
Unrealized economic activity (Note 14)	(822)	852
Wholesale energy marketing to affiliate	14	21
Unregulated retail electric and gas	238	224
Net energy trading margins	(11)	8
Energy-related businesses	113	96
Total Operating Revenues	508	2,409

Operating Expenses
Operation
Fuel	298	211
Energy purchases
Realized	434	659
Unrealized economic activity (Note 14)	(634)	591
Energy purchases from affiliate	1	1
Other operation and maintenance	235	255
Depreciation	78	64
Taxes, other than income	17	18
Energy-related businesses	110	92
Total Operating Expenses	539	1,891

Operating Income (Loss)	(31)	518

Other Income (Expense) - net	4	5

Interest Expense	46	37

Income (Loss) Before Income Taxes	(73)	486

Income Taxes	(35)	177

Net Income (Loss) Attributable to PPL Energy Supply Member	$(38)	$309

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$(38)	$309

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($25), ($26)	23	24
Qualifying derivatives, net of tax of $0, ($45)		68
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $0	(1)	(5)
Qualifying derivatives, net of tax of $21, $81	(30)	(151)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1)	1	1
Net actuarial loss, net of tax of ($2), $2	4	5

Total other comprehensive income (loss) attributable to PPL Energy Supply
Member	(3)	(58)

Comprehensive income (loss) attributable to PPL Energy Supply Member	$(41)	$251

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(38)	$309
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	78	64
Amortization	44	38
Defined benefit plans - expense	12	10
Deferred income taxes and investment tax credits	(21)	161
Unrealized (gains) losses on derivatives, and other hedging activities	214	(260)
Other	19	17
Change in current assets and current liabilities
Accounts receivable	71	37
Accounts payable	(108)	(24)
Unbilled revenues	123	6
Fuel, materials and supplies	11	(51)
Prepayments	(104)	(7)
Counterparty collateral	(64)	65
Other	23	(29)
Other operating activities
Defined benefit plans - funding	(105)	(69)
Other assets	44	(12)
Other liabilities	(74)	(1)
Net cash provided by operating activities	125	254
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(124)	(199)
Expenditures for intangible assets	(10)	(13)
Purchases of nuclear plant decommissioning trust investments	(28)	(38)
Proceeds from the sale of nuclear plant decommissioning trust investments	24	34
Net (increase) decrease in notes receivable from affiliates		198
Net (increase) decrease in restricted cash and cash equivalents	(59)	(19)
Other investing activities	2	(4)
Net cash provided by (used in) investing activities	(195)	(41)
Cash Flows from Financing Activities
Retirement of long-term debt	(8)
Distributions to member	(313)	(557)
Net increase (decrease) in short-term debt	125	100
Net cash provided by (used in) financing activities	(196)	(457)
Net Increase (Decrease) in Cash and Cash Equivalents	(266)	(244)
Cash and Cash Equivalents at Beginning of Period	413	379
Cash and Cash Equivalents at End of Period	$147	$135

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$147	$413
Restricted cash and cash equivalents	105	46
Accounts receivable (less reserve: 2013, $22; 2012, $23)
Customer	209	183
Other	37	31
Accounts receivable from affiliates	56	125
Unbilled revenues	246	369
Fuel, materials and supplies	316	327
Prepayments	119	15
Price risk management assets	1,194	1,511
Other current assets	21	10
Total Current Assets	2,450	3,030

Investments
Nuclear plant decommissioning trust funds	764	712
Other investments	42	41
Total Investments	806	753

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,555	11,305
Nuclear fuel	666	524
Other	295	294
Less: accumulated depreciation - non-regulated property, plant and equipment	5,908	5,817
Non-regulated property, plant and equipment, net	6,608	6,306
Construction work in progress	659	987
Property, Plant and Equipment, net (a)	7,267	7,293

Other Noncurrent Assets
Goodwill	86	86
Other intangibles (a)	255	252
Price risk management assets	482	557
Other noncurrent assets	361	404
Total Other Noncurrent Assets	1,184	1,299

Total Assets	$11,707	$12,375

(a)
At March 31, 2013 and December 31, 2012, includes $426 million and $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and both periods include $10 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$481	$356
Long-term debt due within one year	741	751
Accounts payable	344	438
Accounts payable to affiliates	25	31
Taxes	31	62
Interest	57	31
Price risk management liabilities	951	1,010
Deferred income taxes	59	158
Other current liabilities	251	319
Total Current Liabilities	2,940	3,156

Long-term Debt	2,523	2,521

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,311	1,232
Investment tax credits	200	186
Price risk management liabilities	481	556
Accrued pension obligations	193	293
Asset retirement obligations	370	365
Other deferred credits and noncurrent liabilities	195	218
Total Deferred Credits and Other Noncurrent Liabilities	2,750	2,850

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,476	3,830
Noncontrolling interests	18	18
Total Equity	3,494	3,848

Total Liabilities and Equity	$11,707	$12,375

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

December 31, 2012 (a)	$3,830	$18	$3,848
Net income (loss)	(38)		(38)
Other comprehensive income (loss)	(3)		(3)
Distributions to member	(313)		(313)
March 31, 2013 (a)	$3,476	$18	$3,494

December 31, 2011	$4,019	$18	$4,037
Net income (loss)	309		309
Other comprehensive income (loss)	(58)		(58)
Distributions to member	(557)		(557)
March 31, 2012	$3,713	$18	$3,731

(a)	See Note 18 for disclosure of balances of each component of AOCI.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Retail electric	$512	$457
Electric revenue from affiliate	1	1
Total Operating Revenues	513	458

Operating Expenses
Operation
Energy purchases	172	153
Energy purchases from affiliate	14	21
Other operation and maintenance	133	140
Depreciation	43	39
Taxes, other than income	30	26
Total Operating Expenses	392	379

Operating Income	121	79

Other Income (Expense) - net	1	1

Interest Income from Affiliate		1

Interest Expense	25	24

Income Before Income Taxes	97	57

Income Taxes	33	20

Net Income (a)	64	37

Distributions on Preference Stock		4

Net Income Available to PPL	$64	$33

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$64	$37
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	43	39
Amortization	5	4
Defined benefit plans - expense	7	9
Deferred income taxes and investment tax credits	45	58
Other	3	5
Change in current assets and current liabilities
Accounts receivable	(87)	(11)
Accounts payable	(40)	(25)
Unbilled revenues	5	23
Prepayments	(28)	(70)
Taxes	15
Other	(26)	(1)
Other operating activities
Defined benefit plans - funding	(88)	(54)
Other assets	8
Other liabilities	(3)	(24)
Net cash provided by (used in) operating activities	(77)	(10)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(189)	(121)
Other investing activities	(3)	(1)
Net cash provided by (used in) investing activities	(192)	(122)

Cash Flows from Financing Activities
Contributions from parent	60
Payment of common stock dividends to parent	(25)	(35)
Net increase (decrease) in short-term debt	125
Other financing activities		(4)
Net cash provided by (used in) financing activities	160	(39)

Net Increase (Decrease) in Cash and Cash Equivalents	(109)	(171)
Cash and Cash Equivalents at Beginning of Period	140	320
Cash and Cash Equivalents at End of Period	$31	$149

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$31	$140
Accounts receivable (less reserve: 2013, $19; 2012, $18)
Customer	325	249
Other	4	5
Accounts receivable from affiliates	30	29
Unbilled revenues	105	110
Materials and supplies	40	39
Prepayments	104	76
Deferred income taxes	49	45
Other current assets	17	4
Total Current Assets	705	697

Property, Plant and Equipment
Regulated utility plant	6,416	6,286
Less: accumulated depreciation - regulated utility plant	2,354	2,316
Regulated utility plant, net	4,062	3,970
Other, net	2	2
Construction work in progress	427	370
Property, Plant and Equipment, net	4,491	4,342

Other Noncurrent Assets
Regulatory assets	860	853
Intangibles	176	171
Other noncurrent assets	35	55
Total Other Noncurrent Assets	1,071	1,079

Total Assets	$6,267	$6,118

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$125
Long-term debt due within one year	10
Accounts payable	241	$259
Accounts payable to affiliates	60	63
Taxes	17	12
Interest	19	26
Regulatory liabilities	57	52
Other current liabilities	99	93
Total Current Liabilities	628	505

Long-term Debt	1,957	1,967

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,274	1,233
Investment tax credits	3	3
Accrued pension obligations	152	237
Regulatory liabilities	13	8
Other deferred credits and noncurrent liabilities	79	103
Total Deferred Credits and Other Noncurrent Liabilities	1,521	1,584

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,195	1,135
Earnings reinvested	602	563
Total Equity	2,161	2,062

Total Liabilities and Equity	$6,267	$6,118

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preference	Common	paid-in	Earnings
	(a)	stock	stock	capital	reinvested	Total

December 31, 2012	66,368		$364	$1,135	$563	$2,062
Net income					64	64
Capital contributions from PPL				60		60
Cash dividends declared on common stock					(25)	(25)
March 31, 2013	66,368		$364	$1,195	$602	$2,161

December 31, 2011	66,368	$250	$364	$979	$532	$2,125
Net income					37	37
Cash dividends declared on
preference stock					(4)	(4)
Cash dividends declared on common stock					(35)	(35)
March 31, 2012	66,368	$250	$364	$979	$530	$2,123

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012

Operating Revenues	$800	$705

Operating Expenses
Operation
Fuel	231	213
Energy purchases	86	74
Other operation and maintenance	197	206
Depreciation	82	86
Taxes, other than income	12	11
Total Operating Expenses	608	590

Operating Income	192	115

Other Income (Expense) - net	(2)	(3)

Interest Expense	37	38

Income Before Income Taxes	153	74

Income Taxes	57	21

Net Income (a)	$96	$53

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$96	$53
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	82	86
Amortization	7	7
Defined benefit plans - expense	17	10
Deferred income taxes and investment tax credits	45	32
Other	1	(1)
Change in current assets and current liabilities
Accounts receivable	(78)
Accounts payable	31	16
Accounts payable to affiliates	1	4
Unbilled revenues		29
Fuel, materials and supplies	47	29
Accrued interest	30	30
Taxes	(2)	9
Other	(29)	(19)
Other operating activities
Defined benefit plans - funding	(154)	(58)
Other assets	2	(1)
Other liabilities	(11)	6
Net cash provided by operating activities	85	232
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(271)	(174)
Net (increase) decrease in notes receivable from affiliates		10
Net (increase) decrease in restricted cash and cash equivalents	4	2
Net cash provided by (used in) investing activities	(267)	(162)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	60
Net increase (decrease) in short-term debt	60
Distributions to member	(4)	(25)
Contributions from member	75
Net cash provided by (used in) financing activities	191	(25)
Net Increase (Decrease) in Cash and Cash Equivalents	9	45
Cash and Cash Equivalents at Beginning of Period	43	59
Cash and Cash Equivalents at End of Period	$52	$104

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$52	$43
Accounts receivable (less reserve: 2013, $18; 2012, $19)
Customer	218	133
Other	10	20
Unbilled revenues	156	156
Accounts receivable from affiliates	1	1
Fuel, materials and supplies	229	276
Prepayments	23	28
Price risk management assets from affiliates	24	14
Deferred income taxes	13	13
Regulatory assets	32	19
Other current assets	5	4
Total Current Assets	763	707

Property, Plant and Equipment
Regulated utility plant	8,137	8,073
Less: accumulated depreciation - regulated utility plant	578	519
Regulated utility plant, net	7,559	7,554
Other, net	3	3
Construction work in progress	917	750
Property, Plant and Equipment, net	8,479	8,307

Other Noncurrent Assets
Regulatory assets	604	630
Goodwill	996	996
Other intangibles	258	271
Other noncurrent assets	104	108
Total Other Noncurrent Assets	1,962	2,005

Total Assets	$11,204	$11,019

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$185	$125
Notes payable with affiliates	85	25
Accounts payable	291	283
Accounts payable to affiliates	2	1
Customer deposits	49	48
Taxes	24	26
Price risk management liabilities	5	5
Regulatory liabilities	4	9
Interest	51	21
Other current liabilities	79	100
Total Current Liabilities	775	643

Long-term Debt	4,075	4,075

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	587	541
Investment tax credits	138	138
Accrued pension obligations	265	414
Asset retirement obligations	127	125
Regulatory liabilities	1,003	1,002
Price risk management liabilities	49	53
Other deferred credits and noncurrent liabilities	233	242
Total Deferred Credits and Other Noncurrent Liabilities	2,402	2,515

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	3,952	3,786

Total Liabilities and Equity	$11,204	$11,019

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

December 31, 2012	$3,786
Net income	96
Contributions from member	75
Distributions to member	(4)
Other comprehensive income (loss)	(1)
March 31, 2013	$3,952

December 31, 2011	$3,741
Net income	53
Distributions to member	(25)
Other comprehensive income (loss)	(4)
March 31, 2012	$3,765

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Retail and wholesale	$369	$329
Electric revenue from affiliate	21	24
Total Operating Revenues	390	353

Operating Expenses
Operation
Fuel	96	89
Energy purchases	80	69
Energy purchases from affiliate	1	4
Other operation and maintenance	91	98
Depreciation	36	38
Taxes, other than income	6	5
Total Operating Expenses	310	303

Operating Income	80	50

Other Income (Expense) - net	(1)	1

Interest Expense	10	11

Income Before Income Taxes	69	40

Income Taxes	25	15

Net Income (a)	$44	$25

(a) Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$44	$25
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	36	38
Amortization	3
Defined benefit plans - expense	6	4
Deferred income taxes and investment tax credits	11	16
Other	(5)	(1)
Change in current assets and current liabilities
Accounts receivable	(37)	(9)
Accounts payable	9	14
Accounts payable to affiliates	(7)	(10)
Unbilled revenues	1	16
Fuel, materials and supplies	37	19
Taxes	17	5
Other	11	8
Other operating activities
Defined benefit plans - funding	(43)	(24)
Other liabilities	2	1
Net cash provided by operating activities	85	102
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(98)	(60)
Net (increase) decrease in restricted cash and cash equivalents	4	2
Net cash provided by (used in) investing activities	(94)	(58)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	15
Payment of common stock dividends to parent	(19)	(15)
Contributions from parent	25
Net cash provided by (used in) financing activities	21	(15)
Net Increase (Decrease) in Cash and Cash Equivalents	12	29
Cash and Cash Equivalents at Beginning of Period	22	25
Cash and Cash Equivalents at End of Period	$34	$54

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$34	$22
Accounts receivable (less reserve: 2013, $1; 2012, $1)
Customer	99	59
Other	6	16
Unbilled revenues	71	72
Accounts receivable from affiliates	12	14
Fuel, materials and supplies	105	142
Prepayments	9	7
Price risk management assets from affiliates	12	7
Regulatory assets	21	19
Other current assets		1
Total Current Assets	369	359

Property, Plant and Equipment
Regulated utility plant	3,226	3,187
Less: accumulated depreciation - regulated utility plant	251	220
Regulated utility plant, net	2,975	2,967
Construction work in progress	319	259
Property, Plant and Equipment, net	3,294	3,226

Other Noncurrent Assets
Regulatory assets	388	400
Goodwill	389	389
Other intangibles	138	144
Other noncurrent assets	39	44
Total Other Noncurrent Assets	954	977

Total Assets	$4,617	$4,562

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$70	$55
Accounts payable	131	117
Accounts payable to affiliates	16	23
Customer deposits	24	23
Taxes	19	2
Price risk management liabilities	5	5
Regulatory liabilities	3	4
Interest	11	5
Other current liabilities	29	34
Total Current Liabilities	308	268

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	555	544
Investment tax credits	40	40
Accrued pension obligations	59	102
Asset retirement obligations	57	56
Regulatory liabilities	471	471
Price risk management liabilities	49	53
Other deferred credits and noncurrent liabilities	106	106
Total Deferred Credits and Other Noncurrent Liabilities	1,337	1,372

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,303	1,278
Earnings reinvested	133	108
Total Equity	1,860	1,810

Total Liabilities and Equity	$4,617	$4,562

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				44	44
Capital contributions from LKE			25		25
Cash dividends declared on common stock				(19)	(19)
March 31, 2013	21,294	$424	$1,303	$133	$1,860

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				25	25
Cash dividends declared on common stock				(15)	(15)
March 31, 2012	21,294	$424	$1,278	$70	$1,772

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Retail and wholesale	$431	$376
Electric revenue from affiliate	1	4
Total Operating Revenues	432	380

Operating Expenses
Operation
Fuel	135	124
Energy purchases	6	5
Energy purchases from affiliate	21	24
Other operation and maintenance	97	95
Depreciation	46	48
Taxes, other than income	6	6
Total Operating Expenses	311	302

Operating Income	121	78

Other Income (Expense) - net	(1)	(1)

Interest Expense	17	17

Income Before Income Taxes	103	60

Income Taxes	39	22

Net Income (a)	$64	$38

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$64	$38
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	46	48
Amortization	4
Defined benefit plans - expense	5	3
Deferred income taxes and investment tax credits	35	25
Other	9	6
Change in current assets and current liabilities
Accounts receivable	(31)	(7)
Accounts payable	32	10
Accounts payable to affiliates	8	3
Unbilled revenues	(1)	13
Fuel, materials and supplies	10	10
Taxes	(17)	4
Accrued interest	15	15
Other	(20)	(3)
Other operating activities
Defined benefit plans - funding	(60)	(17)
Other assets	1	(1)
Other liabilities	(15)	5
Net cash provided by operating activities	85	152
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(172)	(113)
Net cash provided by (used in) investing activities	(172)	(113)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	45
Payment of common stock dividends to parent	(13)	(24)
Contributions from parent	50
Net cash provided by (used in) financing activities	82	(24)
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	15
Cash and Cash Equivalents at Beginning of Period	21	31
Cash and Cash Equivalents at End of Period	$16	$46

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$16	$21
Accounts receivable (less reserve: 2013, $2; 2012, $2)
Customer	119	74
Other	3	13
Unbilled revenues	85	84
Accounts receivable from affiliates	1	7
Fuel, materials and supplies	124	134
Prepayments	7	10
Price risk management assets from affiliates	12	7
Deferred income taxes	3	3
Regulatory assets	11
Other current assets	5	3
Total Current Assets	386	356

Property, Plant and Equipment
Regulated utility plant	4,911	4,886
Less: accumulated depreciation - regulated utility plant	327	299
Regulated utility plant, net	4,584	4,587
Other, net	1	1
Construction work in progress	596	490
Property, Plant and Equipment, net	5,181	5,078

Other Noncurrent Assets
Regulatory assets	216	230
Goodwill	607	607
Other intangibles	120	127
Other noncurrent assets	58	57
Total Other Noncurrent Assets	1,001	1,021

Total Assets	$6,568	$6,455

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$115	$70
Accounts payable	151	147
Accounts payable to affiliates	41	33
Customer deposits	25	25
Taxes	9	26
Regulatory liabilities	1	5
Interest	25	10
Other current liabilities	27	33
Total Current Liabilities	394	349

Long-term Debt	1,842	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	621	587
Investment tax credits	98	98
Accrued pension obligations	45	104
Asset retirement obligations	70	69
Regulatory liabilities	532	531
Other deferred credits and noncurrent liabilities	82	92
Total Deferred Credits and Other Noncurrent Liabilities	1,448	1,481

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,398	2,348
Accumulated other comprehensive income (loss)	1	1
Earnings reinvested	177	126
Total Equity	2,884	2,783

Total Liabilities and Equity	$6,568	$6,455

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

December 31, 2012	37,818	$308	$2,348	$126	$1	$2,783
Net income				64		64
Capital contributions from LKE			50			50
Cash dividends declared on common
stock				(13)		(13)
March 31, 2013	37,818	$308	$2,398	$177	$1	$2,884

December 31, 2011	37,818	$308	$2,348	$89		$2,745
Net income				38		38
Cash dividends declared on common
stock				(24)		(24)
Other comprehensive income (loss)					$(4)	(4)
March 31, 2012	37,818	$308	$2,348	$103	$(4)	$2,755

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2012 is derived from that Registrant's 2012 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2012 Form 10-K.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013, or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2013 financial statements.

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2012 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three months ended March 31, 2013, PPL Electric purchased $259 million of accounts receivable from unaffiliated third parties and $77 million from PPL EnergyPlus.  During the three months ended March 31, 2012, PPL Electric purchased $238 million of accounts receivable from unaffiliated third parties and $82 million from PPL EnergyPlus.

Depreciation (PPL, LKE, LG&E and KU)

The KPSC approved new lower depreciation rates for LG&E and KU as part of the rate-case settlement agreement reached in November 2012.  The new rates became effective January 1, 2013 and will result in lower depreciation of approximately $19 million ($9 million for LG&E and $10 million for KU) in 2013, exclusive of net additions to PP&E.

New Accounting Guidance Adopted (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Improving Disclosures about Offsetting Balance Sheet Items

Effective January 1, 2013, the Registrants retrospectively adopted accounting guidance issued to enhance disclosures about derivative instruments that either (1) offset on the balance sheet or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet.

The adoption of this guidance resulted in enhanced disclosures but did not have a significant impact on the Registrants.  See Note 14 for the new disclosures.

Testing Indefinite-Lived Intangible Assets for Impairment

Effective January 1, 2013, the Registrants prospectively adopted accounting guidance that allows an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of an indefinite-lived intangible asset.  If, based on this assessment, the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds the carrying amount, a quantitative impairment test does not need to be performed.  If the entity concludes otherwise, a quantitative impairment test must be performed by determining the fair value of the asset and comparing it with the carrying value.  The entity would record an impairment charge, if necessary.

The adoption of this guidance did not have a significant impact on the Registrants.

Reporting Amounts Reclassified Out of AOCI

Effective January 1, 2013, the Registrants prospectively adopted accounting guidance issued to improve the reporting of reclassifications out of AOCI.  The Registrants are required to provide information about the effects on net income of significant amounts reclassified out of AOCI by their respective statement of income line item, if the item is required to be reclassified to net income in its entirety.  For items not reclassified to net income in their entirety, the Registrants are required to reference other disclosures that provide greater detail about these reclassifications.

The adoption of this guidance resulted in enhanced disclosures but did not have a significant impact on the Registrants. See Note 18 for the new disclosures.

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2012 Form 10-K for a discussion of reportable segments.  "Corporate and Other" primarily represents costs incurred at the corporate level that have not been allocated or assigned to the segments, which is presented to reconcile segment information to PPL's consolidated results.  For 2012, there were no significant costs or assets in this category.

Beginning in 2013, PPL anticipates more costs to be included in the Corporate and Other category primarily due to an anticipated increase in financing at PPL Capital Funding not directly attributable to a particular segment.  PPL's recent growth in rate-regulated businesses provides the organization an enhanced corporate-level financing alternative, through PPL Capital Funding, that further enables PPL to support targeted credit profiles cost effectively across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in addition to continued direct financing by the operating companies, as appropriate.  The financing costs associated primarily with PPL Capital Funding's future securities issuances are not expected to be directly assignable or allocable to any segment and generally will be reflected in Corporate and Other beginning in 2013.

Financial data for the segments for the periods ended March 31 are:

	Three Months
	2013	2012
Income Statement Data
Revenues from external customers
Kentucky Regulated	$800	$705
U.K. Regulated	648	562
Pennsylvania Regulated	512	457
Supply (a)	494	2,388
Corporate and Other	3
Total	$2,457	$4,112

Intersegment electric revenues
Pennsylvania Regulated	$1	$1
Supply	14	21

Net Income Attributable to PPL Shareowners
Kentucky Regulated	$85	$42
U.K. Regulated (a)	313	165
Pennsylvania Regulated	64	33
Supply (a)	(46)	301
Corporate and Other	(3)
Total	$413	$541

	March 31,	December 31,
	2013	2012
Balance Sheet Data
Assets
Kentucky Regulated	$10,870	$10,670
U.K. Regulated	13,816	14,073
Pennsylvania Regulated	6,267	6,023
Supply	12,041	12,868
Corporate and Other (b)	347
Total assets	$43,341	$43,634

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	Primarily consists of unallocated assets, including cash, PP&E and the elimination of inter-segment transactions.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method or the If-Converted Method, as applicable.  The If-Converted Method was applied to the Equity Units beginning in the first quarter of 2013.  Incremental non-participating securities that have a dilutive impact are detailed in the table below.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2013	2012
Income (Numerator)
Net income attributable to PPL shareowners	$413	$541
Less amounts allocated to participating securities	2	3
Net income available to PPL common shareowners - Basic	411	538
Plus interest charges (net of tax) related to Equity Units	15
Net income available to PPL common shareowners - Diluted	$426	$538

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	582,640	579,041
Add incremental non-participating securities:
Share-based payment awards	810	486
Equity Units	71,990
Forward sale agreements	1,580
Weighted-average shares - Diluted EPS	657,020	579,527

Basic EPS
Net Income Available to PPL common shareowners	$0.70	$0.93

Diluted EPS
Net Income Available to PPL common shareowners	$0.65	$0.93

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows:

(Shares in thousands)	Three Months
	2013	2012
Stock-based compensation plans (a)	446	277
ESOP	275	280
DRIP	549	558

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

In April 2013, PPL settled certain forward sale agreements.  See Note 7 for additional information.

For the periods ended March 31, the following were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
(Shares in thousands)	2013	2012

Stock options	6,589	5,682
Performance units	206	195
Restricted stock units	116

5.  Income Taxes

Reconciliations of income taxes for the periods ended March 31 are:

(PPL)

	Three Months
	2013	2012
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$197	$281
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	24
Impact of lower U.K. income tax rates	(38)	(21)
U.S. income tax on foreign earnings - net of foreign tax credit	2	2
Foreign tax reserve adjustments		3
Federal income tax credits	(3)	(4)
Amortization of investment tax credit	(3)	(2)
Depreciation not normalized	(3)	(2)
State deferred tax rate change (a)		(11)
Net operating loss carryforward adjustments (b)		(6)
Other	(4)	(5)
Total increase (decrease)	(46)	(22)
Total income taxes	$151	$259
(a)	During the three months ended March 31, 2012, PPL recorded adjustments related to state deferred tax liabilities.
(b)	During the three months ended March 31, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.

(PPL Energy Supply)

	Three Months
	2013	2012
Federal income tax on Income (Loss) Before Income Taxes at statutory tax rate - 35%	$(26)	$170
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	(6)	23
Federal income tax credits	(3)	(4)
State deferred tax rate change (a)		(11)
Other		(1)
Total increase (decrease)	(9)	7
Total income taxes	$(35)	$177

(a)	During the three months ended March 31, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

(PPL Electric)

	Three Months
	2013	2012
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$34	$20
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	2
Federal and state tax reserve adjustments	(2)	(1)
Depreciation not normalized	(3)	(1)
Other	(1)
Total increase (decrease)	(1)
Total income taxes	$33	$20

(LKE)

	Three Months
	2013	2012
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$54	$26
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	2
Net operating loss carryforward adjustments (a)		(6)
Other	(2)	(1)
Total increase (decrease)	3	(5)
Total income taxes	$57	$21

(a)	During the three months ended March 31, 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

(LG&E)

	Three Months
	2013	2012
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$24	$14
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	1
Other	(2)
Total increase (decrease)	1	1
Total income taxes	$25	$15

(KU)

	Three Months
	2013	2012
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$36	$21
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	2
Other	(1)	(1)
Total increase (decrease)	3	1
Total income taxes	$39	$22

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits for the periods ended March 31 were as follows:

	Three Months
	2013	2012
PPL
Beginning of period	$92	$145
Additions based on tax positions of prior years		4
Reductions based on tax positions of prior years		(27)
Additions based on tax positions related to the current year		1
Lapse of applicable statutes of limitations	(2)	(2)
End of period	$90	$121

PPL Energy Supply
Beginning of period	$30	$28
Additions based on tax positions of prior years		4
Reductions based on tax positions of prior years		(1)
End of period	$30	$31

PPL Electric
Beginning of period	$26	$73
Reductions based on tax positions of prior years		(26)
Additions based on tax positions related to the current year		1
Lapse of applicable statutes of limitations	(2)	(2)
End of period	$24	$46

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant for the three months ended March 31, 2013 and 2012.

At March 31, 2013, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$10	$88
PPL Energy Supply		30
PPL Electric	10	22

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

At March 31, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective income tax rate were as follows.  The amounts for LKE, LG&E and KU were insignificant.

	2013	2012

PPL	$37	$41
PPL Energy Supply	13	14
PPL Electric	3	6

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for Pennsylvania operations.  PPL made the same change for its Montana operations for 2009.  In 2011, the IRS issued guidance on repair expenditures related to network assets providing a safe harbor method of determining whether the repair expenditures can be currently deducted for tax purposes.  On April 30, 2013, the IRS issued Revenue Procedure 2013-24 providing guidance to taxpayers to determine whether expenditures to maintain, replace or improve steam or electric generation property must be capitalized for tax purposes.  PPL is evaluating the impact of this guidance.  The IRS may assert, and ultimately conclude, that PPL's deduction for generation-related expenditures should be disallowed in whole or in part.  PPL believes that it has established an adequate reserve for this contingency.

Tax Litigation (PPL)

In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In February 2012, PPL filed a petition for rehearing of the Third Circuit's opinion.  In March 2012, the Third Circuit denied PPL's petition.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition on October 29, 2012, and oral argument was held on February 20, 2013.  PPL expects the case to be decided before the end of the Supreme Court's current term in June 2013 and cannot predict the outcome of this matter.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Current Regulatory Assets:
Transmission formula rate	$5		$5
Gas supply clause	12	$11
Fuel adjustment clause	14	6
Other	6	2
Total current regulatory assets	$37	$19	$5

Noncurrent Regulatory Assets:
Defined benefit plans	$714	$730	$356	$362
Taxes recoverable through future rates	295	293	295	293
Storm costs	163	168	58	59
Unamortized loss on debt	94	96	63	65
Interest rate swaps	62	67
Accumulated cost of removal of utility plant	85	71	85	71
AROs	30	26
Other	21	32	3	3
Total noncurrent regulatory assets	$1,464	$1,483	$860	$853

Current Regulatory Liabilities:
Generation supply charge	$28	$27	$28	$27
ECR		4
Gas supply clause	1	4
Transmission service charge	12	6	12	6
Universal service rider	15	17	15	17
Other	5	3	2	2
Total current regulatory liabilities	$61	$61	$57	$52

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$687	$679
Coal contracts (a)	130	141
Power purchase agreement - OVEC (a)	107	108
Net deferred tax assets	33	34
Act 129 compliance rider	13	8	$13	$8
Defined benefit plans	17	17
Interest rate swaps	24	14
Other	5	9
Total noncurrent regulatory liabilities	$1,016	$1,010	$13	$8

	LKE		LG&E		KU
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Current Regulatory Assets:
Gas supply clause	$12	$11	$12	$11
Fuel adjustment clause	14	6	7	6	$7
Other	6	2	2	2	4
Total current regulatory assets	$32	$19	$21	$19	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$358	$368	$225	$232	$133	$136
Storm costs	105	109	57	59	48	50
Unamortized loss on debt	31	31	20	20	11	11
Interest rate swaps	62	67	62	67
AROs	30	26	17	15	13	11
Other	18	29	7	7	11	22
Total noncurrent regulatory assets	$604	$630	$388	$400	$216	$230

	LKE		LG&E		KU
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Current Regulatory Liabilities:
ECR		$4				$4
DSM	$1				$1
Gas supply clause	1	4	$1	$4
Gas line tracker	2		2
Other		1				1
Total current regulatory liabilities	$4	$9	$3	$4	$1	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$687	$679	$299	$297	$388	$382
Coal contracts (a)	130	141	57	61	73	80
Power purchase agreement - OVEC (a)	107	108	74	75	33	33
Net deferred tax assets	33	34	27	28	6	6
Defined benefit plans	17	17			17	17
Interest rate swaps	24	14	12	7	12	7
Other	5	9	2	3	3	6
Total noncurrent regulatory liabilities	$1,003	$1,002	$471	$471	$532	$531

(a)	Recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

Storm Damage Expense Rider

In its December 28, 2012 final rate case proceeding order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider within 90 days following the order.  PPL Electric filed its proposed Storm Damage Expense Rider with the PUC on March 28, 2013, including requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy which were previously approved by the PUC for deferral.  PPL Electric proposed that the Storm Damage Expense Rider become effective on January 1, 2013 for storm costs incurred in 2013, with those costs and the 2012 Hurricane Sandy costs included in rates effective on January 1, 2014.  Several parties have filed comments opposing the Storm Damage Expense Rider.  PPL Electric will file reply comments by May 6, 2013.

ACT 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are exposed to significant penalties.

Under Act 129, EDCs must file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to reduce overall electricity consumption by 1.0% by May 2011 and, by May 2013, reduce overall electricity consumption by 3.0% and reduce peak demand by 4.5%.  Although PPL Electric believes it has met the May 2011 requirement, the PUC is not expected formally to determine compliance for any EDC before the first quarter of 2014.  The peak demand reduction must occur for the 100 hours of highest demand, which is determined by actual demand reduction during the June 2012 through September 2012 period.  EDCs are able to recover the costs (capped at 2.0% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  PPL Electric will determine if it met the peak demand reduction target and the May 2013 energy reduction target after it completes the final program evaluation in the fourth quarter of 2013.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with individual consumption reduction targets for each EDC.  PPL Electric's Phase II reduction target is 2.1% of the total energy consumption forecasted by the PUC for the June 1, 2009 through May 31, 2010 baseline year.  The PUC did not establish demand reduction targets for the Phase II program.  PPL Electric filed its Phase II EE&C Plan with the PUC on November 15, 2012 and the PUC issued its decision in March 2013, approving PPL Electric's Phase II program with minor modifications to a related tariff provision.

Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  The DSP will be able to recover the costs associated with a competitive procurement plan.

The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric concluded all competitive solicitations to procure power for its PLR obligations under that plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.  PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  In its January 24, 2013 final order, the PUC approved PPL Electric's plan with modifications and directed PPL Electric to establish collaborative processes to address several retail competition issues.  In February 2013, PPL Electric filed a revised Default Service Supply Master Agreement and a revised Request for Proposals Process and Rules which the PUC approved.  PPL Electric has filed revised retail competition initiatives and a revised plan consistent with the PUC's January order.  These filings remain pending before the PUC.  See Note 10 for additional information.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric continues to conduct pilot projects to determine if its current advanced metering technology satisfies the requirements of Act 129.  PPL Electric recovers the cost of its pilot projects through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2012, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan in 2012 and its planned actions for 2013.  PPL Electric also submitted revised SMR charges which became effective January 1, 2013.  PPL Electric will submit its final Smart Meter Plan by June 30, 2014.

PUC Investigation of Retail Electricity Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for phase one of the investigation focused primarily on default service issues.  Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  From December 2011 through the end of 2012, the PUC issued several orders and other pronouncements related to the investigation.  A final implementation order was issued on February 15, 2013.  Although the final implementation order contains provisions that will require numerous modifications to PPL Electric's current default service model for retail customers, those modifications are not expected to have a material adverse effect on PPL Electric's results of operations.

Legislation - Regulatory Procedures and Mechanisms

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.  In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.

The PUC approved the LTIIP on January 10, 2013 and, on January 15, 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  Several parties have filed responses to PPL Electric's petition.  The case remains pending before the PUC.  PPL Electric does not expect any new rates to be effective before the third quarter of 2013.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form No. 1, filed under FERC's Uniform System of Accounts (USOA).  PPL Electric must follow FERC's USOA, which requires subsidiaries to be presented, for FERC reporting purposes, using the equity method of accounting unless a waiver has been issued.  The FERC has granted waivers of this requirement to other utilities when such waiver would more accurately present the integrated operations of the utilities and their subsidiaries.  In March 2013, as part of a routine FERC audit of PPL and its subsidiaries, PPL Electric determined that it never obtained a waiver of the use of the equity method of accounting for PPL Receivables Corporation (PPL Receivables).  PPL Receivables is a wholly owned subsidiary of PPL Electric, formed in 2004 to purchase eligible accounts receivable and unbilled revenue of PPL Electric to collateralize commercial paper issuances to reduce borrowing costs.  In March 2013, PPL Electric filed a request for waiver with FERC that, if approved, would allow it to continue to consolidate the results of PPL Receivables with the results of PPL Electric, as it has done since 2004.  While PPL Electric may ultimately be successful in obtaining a waiver from FERC, FERC may require PPL Electric to re-issue one or more of its prior FERC Form No. 1 filings in either the audit proceeding or the waiver proceeding.  If re-issuance of FERC Form No. 1 filings were required by FERC, PPL Electric's revenue requirement calculated under the formula rate could be negatively impacted.  The impact, if any, is not known at this time but could range between $0 and $40 million, pre-tax.  PPL Electric cannot predict the outcome of the waiver or audit proceedings, which remain pending before the FERC.

PPL Electric has initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update has been subsequently challenged by a group of municipal customers, which challenges have been opposed by PPL Electric.  In August 2011, the FERC issued an order substantially rejecting the 2010 formal challenge and the municipal customers filed a request for rehearing of that order.  In September 2012, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues raised in the 2010 and 2011 formal challenges.  Settlement conferences were held in late 2012 and early 2013.  In February 2013, the FERC set for evidentiary hearings and settlement judge procedures a number of issues in the 2012 formal challenge and consolidated that challenge with the 2010 and 2011 challenges.  PPL Electric filed a request for rehearing of the February Order which remains pending before the FERC.  PPL Electric anticipates that there will be additional settlement conferences held in 2013.  Several of the municipal customers have filed Notice of Withdrawal of Intervention.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  In April 2013, Ofgem stated that their current expectation was to issue a decision in the second half of 2013.  PPL cannot predict when this matter will be resolved.  WPD had an $89 million liability recorded at March 31, 2013 compared with $94 million at December 31, 2012, related to the close-out of line losses for the DPCR4, with the change due to foreign exchange movements.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants maintain credit facilities to enhance liquidity, provide credit support, and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities of PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL and the credit facilities of LG&E and KU also apply to LKE.  The following credit facilities were in place at:

	March 31, 2013					December 31, 2012
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backup	Capacity	(a)	Backup
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b) (c)	Dec. 2016	£210	£109	n/a	£101	£106	n/a
WPD (South West)
Syndicated Credit Facility	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300	65		235
WPD (West Midlands)
Syndicated Credit Facility	Apr. 2016	300			300
Uncommitted Credit Facilities		84		£4	80		£4
Total WPD Credit Facilities (d)		£1,139	£174	£4	£961	£106	£4

PPL Energy Supply
Syndicated Credit Facility	Nov. 2017	$3,000		$641	$2,359		$499
Letter of Credit Facility (e)	Mar. 2014	200	n/a	123	77	n/a	132
Uncommitted Credit Facilities		200	n/a	88	112	n/a	40
Total PPL Energy Supply Credit Facilities		$3,400		$852	$2,548		$671

PPL Electric
Syndicated Credit Facility	Oct. 2017	$300		$126	$174		$1
Asset-backed Credit Facility (f)	Sept. 2013	100		n/a	100		n/a
Total PPL Electric Credit Facilities		$400		$126	$274		$1

LG&E
Syndicated Credit Facility	Nov. 2017	$500		$70	$430		$55

KU
Syndicated Credit Facility	Nov. 2017	$400		$115	$285		$70
Letter of Credit Facility (g)	Apr. 2014	198		198			198
Total KU Credit Facilities		$598		$313	$285		$268

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.
(b)	In December 2012, the PPL WW syndicated credit facility that was set to expire in January 2013 was replaced and the capacity was increased from £150 million.
(c)
PPL WW's amounts borrowed at March 31, 2013 and December 31, 2012 were USD-denominated borrowings of $171 million, which equated to £109 million and £106 million at the time of borrowings and bore interest at 1.9034% and 0.8452%.  WPD (East Midlands) amount borrowed at March 31, 2013 was a GBP-denominated borrowing of £65 million, which equated to $99 million and bore interest at 1.30%.

(d)	At March 31, 2013, the USD equivalent of unused capacity under WPD's credit facilities was $1.5 billion.
(e)	In February 2013, PPL Energy Supply extended the expiration date from March 2013 and, effective April 2013, the capacity was reduced to $150 million.
(f)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At March 31, 2013 and December 31, 2012, $277 million and $238 million of accounts receivable and $98 million and $106 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at March 31, 2013, the amount available for borrowing under the facility was $100 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

(g)	In May 2013, KU extended the letter of credit facility to May 2016.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At March 31, 2013, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2017, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at March 31, 2013.

PPL Energy Supply maintains a commercial paper program for up to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At March 31, 2013 and December 31, 2012, PPL Energy Supply had $481 million and $356 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.38% and 0.50%.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At March 31, 2013, PPL Electric had $125 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.39%.  PPL Electric had no commercial paper outstanding at December 31, 2012.

(PPL, LKE, LG&E and KU)

In April 2013, LG&E and KU each increased the capacity of their commercial paper programs from $250 million to $350 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  At March 31, 2013 and December 31, 2012, LG&E had $70 million and $55 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.36% and 0.42%.  At March 31, 2013 and December 31, 2012, KU had $115 million and $70 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.36% and 0.42%.

(LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In connection with an April 2012 registered public offering of 9.9 million shares of PPL common stock, PPL entered into forward sale agreements with two counterparties.  In conjunction with that offering, the underwriters exercised an overallotment option and PPL entered into additional forward sale agreements covering 591 thousand shares of PPL common stock.

In April 2013, PPL settled the initial forward sale agreements by the issuance of 8.4 million shares of PPL common stock and cash settlement of the remaining 1.5 million shares.  PPL received net cash proceeds of $205 million, which was calculated based on an initial forward price of $27.02 per share reduced during the period the contracts were outstanding as specified in the forward sale agreements.  PPL used the net proceeds to repay short-term debt obligations and for other general corporate purposes.  Settlement of the forward sale agreements covering 591 thousand remaining shares will occur no later than July 2013.  PPL may elect to issue common stock, cash settle or net share settle all or a portion of its rights or obligations under the forward sale agreements.

The forward sale agreements are classified as equity transactions.  As a result, no amounts were recorded in the consolidated financial statements until the April 2013 settlement of the initial forward sale agreements.  However, prior to the April 2013 settlement, incremental shares were included within the calculation of diluted EPS using the treasury stock method.  See Note 4 for the impact on the calculation of diluted EPS.

In March 2013, PPL Capital Funding issued $450 million of its 5.90% Junior Subordinated Notes due 2073.  PPL Capital Funding received proceeds of $436 million, net of underwriting fees, which will be loaned to or invested in affiliates of PPL Capital Funding and used to fund their capital expenditures and other general corporate purposes.

See Note 7 in PPL's 2012 Form 10-K for information on the 2010 Equity Units (with respect to which the related $1.150 billion of Notes are expected to be remarketed in the second quarter of 2013) and the 2011 Equity Units.

(PPL and PPL Energy Supply)

In February 2013, PPL Energy Supply completed an offer to exchange up to all, but not less than a majority, of PPL Ironwood's 8.857% Senior Secured Bonds due 2025, (Ironwood Bonds), for newly issued PPL Energy Supply Senior Notes, Series 4.60% due 2021.  A total of $167 million aggregate principal amount of outstanding Ironwood Bonds was exchanged for $212 million aggregate principal amount of Senior Notes, Series 4.60% due 2021.  This transaction was accounted for as a modification of the existing debt.  As a result, no gain or loss was recorded and the exchange was considered non-cash activity that was excluded from the 2013 Statement of Cash Flows.

Legal Separateness

(PPL, PPL Energy Supply, PPL Electric and LKE)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay such creditors or as required by applicable law or regulation.

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

Distributions and Capital Contributions

(PPL)

In February 2013, PPL declared its quarterly common stock dividend, payable April 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the three months ended March 31, 2013, the following distributions and capital contributions occurred:

	PPL Energy
	Supply	PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$313	$25	$4	$19	$13
Capital contributions received from parent/member		60	75	25	50

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.

Acquisitions

Ironwood Acquisition (PPL and PPL Energy Supply)

See Note 10 in PPL's and PPL Energy Supply's 2012 Form 10-K for information on the April 13, 2012 Ironwood Acquisition.  See Note 7 for information on the February 2013 exchange of a portion of long-term debt assumed through consolidation as a result of the acquisition.

Development

(PPL and PPL Energy Supply)

Bell Bend COLA

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  PPL Bell Bend does not expect to complete the COLA review process with the NRC prior to 2015.  PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $205 million through 2015 on the COLA and other permitting costs necessary for construction, which is expected to be sufficient to fund the project through receipt of the license.  At March 31, 2013 and December 31, 2012, $159 million and $154 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.  See Note 8 in PPL's and PPL Energy Supply's 2012 Form 10-K for additional information.

Hydroelectric Expansion Project

In the first quarter of 2013, the redevelopment of the Rainbow hydroelectric facility at Great Falls, Montana was placed in service and added 28 MW of capacity to the facility.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas Company as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the United States District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation, and on December 6, 2012, the groups filed a petition for injunctive relief seeking to prohibit all construction activities until the court issues a final decision on the complaint.  PPL Electric has intervened in the lawsuit.  On February 25, 2013, the District Court denied Plaintiffs' Motion for Preliminary Injunction and set a briefing schedule.  However, plaintiffs have the right to reinstate the motion if the District Court has not ruled on the lawsuit and construction is imminent.  The chosen route had previously been approved by the PUC and the New Jersey Board of Public Utilities.

On December 13, 2012, PPL Electric received federal construction and right of way permits to build on National Park Service lands.

Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be completed before the peak summer demand period of 2015.  At March 31, 2013, PPL Electric's estimated share of the project cost was $630 million.

PPL and PPL Electric cannot predict the ultimate outcome or timing of any legal challenges to the project or what additional actions, if any, PJM might take in the event of a further delay to the scheduled in-service date for the new line.

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line that includes three new substations and upgrades to adjacent facilities).  The FERC granted the incentive for inclusion of all prudently incurred construction work in progress (CWIP) costs in rate base but denied the request for a 100 basis point adder to the return on equity incentive.  The order required a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project, which PPL Electric submitted to the FERC in March 2013 and the FERC subsequently approved in April 2013.

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project.  A number of parties have protested the application, which has been assigned to an Administrative Law Judge.  Evidentiary hearings are scheduled in July 2013.  A final Commission order is expected in the first quarter of 2014.  PPL Electric expects the project to be completed in 2017.  At March 31, 2013, PPL Electric estimates the total project costs to be approximately $200 million with approximately $190 million qualifying for the CWIP incentive.

See Note 8 in PPL's and PPL Electric's 2012 Form 10-K for additional information.

9.  Defined Benefits

(PPL, PPL Energy Supply, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE.   Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended March 31:

	Pension Benefits				Other Postretirement Benefits
	U.S.		U.K.
	Three Months
	2013	2012	2013	2012	2013	2012
PPL
Service cost	$31	$26	$18	$13	$4	$3
Interest cost	54	56	81	84	7	8
Expected return on plan assets	(74)	(66)	(118)	(111)	(6)	(6)
Amortization of:
Transition obligation						1
Prior service cost	6	6		1
Actuarial (gain) loss	20	10	38	20	1	1
Net periodic defined benefit
costs (credits)	$37	$32	$19	$7	$6	$7

	Pension Benefits
	Three Months
	2013	2012
PPL Energy Supply
Service cost	$2	$1
Interest cost	2	2
Expected return on plan assets	(3)	(2)
Amortization of:
Actuarial (gain) loss	1	1
Net periodic defined benefit costs (credits)	$2	$2

	Pension Benefits		Other Postretirement Benefits
	Three Months
	2013	2012	2013	2012
LKE
Service cost	$7	$6	$1	$1
Interest cost	16	17	2	2
Expected return on plan assets	(21)	(18)	(1)	(1)
Amortization of:
Prior service cost	1	1	1	1
Actuarial (gain) loss	8	5
Net periodic defined benefit costs (credits)	$11	$11	$3	$3

LG&E
Service cost	$1
Interest cost	3	$4
Expected return on plan assets	(5)	(5)
Amortization of:
Prior service cost	1	1
Actuarial (gain) loss	3	3
Net periodic defined benefit costs (credits)	$3	$3

(PPL Energy Supply, PPL Electric, LG&E and KU)

In addition to the specific plans they sponsor, PPL Energy Supply subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services, and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services, and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  For the periods ended March 31, PPL Services allocated the following net periodic defined benefit costs to PPL Energy Supply subsidiaries and PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU.

	Three Months
	2013	2012

PPL Energy Supply	$11	$10
PPL Electric	9	8
LG&E	3	3
KU	4	4

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL and PPL Electric)

In May 2012, PPL Electric filed a plan with the PUC to purchase its electric supply for default customers for the period June 2013 through May 2015.  The PUC approved the plan in January 2013.  The approved plan proposes that PPL Electric procure this electricity through competitive solicitations twice each plan year beginning in April 2013.  The solicitations will include layered short-term full-requirement products ranging from three months to 12 months for residential and small commercial and industrial PLR customers as well as a recurring 12 month spot market product for large commercial and industrial PLR customers.  To date, one of four solicitations has been completed.

(PPL Electric)

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

WKE Indemnification (PPL and LKE)

See footnote (l) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

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

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  Those unpaid amounts accrue interest at 10% per year.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.  In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition, and in February 2012 issued a decision overturning the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the U.S. Supreme Court's opinion.  In April 2012, the case was returned by the Montana Supreme Court to the Montana First Judicial District Court.  Further proceedings have not yet been scheduled by the District Court.  PPL Montana has concluded it is not probable, but it remains reasonably possible, that a loss has been incurred.  While unable to estimate a range of loss, PPL Montana believes that any such amount would not be material.

Sierra Club Litigation

In July 2012, PPL Montana received a Notice of Intent to Sue (Notice) for violations of the Clean Air Act at Colstrip Steam Electric Station (Colstrip) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC).  An Amended Notice was received on September 4, 2012, and a Second Amended Notice was received in October 2012.  A Supplemental Notice was received in December 2012.  The Notice, Amended Notice, Second Amended Notice and Supplemental Notice (the Notices) were all addressed to the Owner or Managing Agent of Colstrip, and to the other Colstrip co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Energy and PacificCorp.  The Notices allege certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements.

On March 6, 2013, the Sierra Club and MEIC filed a complaint against PPL Montana and the other Colstrip co-owners in the U.S. District Court, District of Montana, Billings Division.  PPL Montana operates Colstrip on behalf of the co-owners.  The complaint is generally consistent with the prior Notices and lists 39 separate claims for relief.  All but three of the claims allege Prevention of Significant Deterioration (PSD) related violations under the federal Clean Air Act for various plant maintenance projects completed since 1992.  For each such project or set of projects, there are separate claims for failure to obtain a PSD permit, for failure to obtain a Montana Air Quality Permit to operate after the project(s) were completed and for operating after completion of such project(s) without "Best Available Control Technology".  The remaining three claims relate to the alleged failure to update the Title V operating permit for Colstrip to reflect the alleged major modifications described in the other claims, allege that the previous Title V compliance certifications were incomplete because they did not address the major plant modifications, and that numerous opacity violations have occurred at the plant since 2007.

The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.  PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously deny the same.  PPL Montana cannot predict the ultimate outcome of this matter at this time.

Regulatory Issues

(PPL, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.  See Note 15 to the Registrants' 2012 Form 10-K for a discussion of Enactment of Financial Reform Legislation.

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

In addition, in February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2011, the court denied the BPU's motion to dismiss the proceeding and in September 2012 the U.S. District Court denied all summary judgment motions.  Trial on this matter is expected to be completed in May 2013 and is pending decision.  Any decision is expected to be appealed to the U.S. Court of Appeals for the Third Circuit.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

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

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the order by the Commissioners of the MD PSC.  In August 2012, the court denied the MD PSC and CPV Maryland, LLC motions to dismiss the proceeding.  Trial on this matter was completed in March 2013 and a decision is expected in the second quarter of 2013. Any decision is expected to be appealed to the U.S. Court of Appeals for the Fourth Circuit.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at March 31, 2013, by the City of Seattle, for approximately $50 million.  In April 2013, the FERC issued an order on reconsideration allowing the parties to seek refunds for the period January 2000 through December 2000.  As a result, the City of Seattle may be able to seek refunds from PPL Montana for such period.

Although PPL and its subsidiaries believe they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, PPL and PPL Energy Supply cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, PPL and PPL Energy Supply cannot estimate a range of reasonably possible losses, if any, related to this matter.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In June 2011, FERC approved PPL's market-based rate update for the Eastern and Western regions.  Also, in June 2011, PPL filed its market-based rate update for the Southeast region, including LG&E and KU in addition to PPL EnergyPlus.  In June 2011, the FERC issued an order approving LG&E's and KU's request for a determination that they no longer be deemed to have market power in the BREC balancing area and removing restrictions on their market-based rate authority in such region.

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

Electric - Reliability Standards

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

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.  Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

In October 2012, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning Reliability Standards for Geomagnetic Disturbances.  The FERC proposes to direct NERC to submit for approval Reliability Standards that address the impact of geomagnetic disturbances on the reliable operation of the bulk-power system including one or more measures to protect against damage to the bulk-power system, such as the installation of equipment that blocks geomagnetically induced currents on implicated transformers.  If the NOPR is adopted by the FERC, it is expected to require the Registrants either or both to make significant expenditures in new equipment or modifications to their facilities.  The Registrants are unable to predict whether the NOPR will be adopted as proposed by the FERC or the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

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

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act as amended and those federal, state, or local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal in accordance with their approved compliance plans.  Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before their respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to environmental compliance costs is reduced.  As PPL Energy Supply is not a rate regulated entity, it does not have any mechanism for seeking rate recovery of environmental compliance costs.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR.  The CSAPR replaced the EPA's previous CAIR which was invalidated by the U.S. Court of Appeals for the District of Columbia Circuit (the Court) in July 2008.  CAIR subsequently was effectively reinstated by the Court in December 2008, pending finalization of the Transport Rule.  Like CAIR, CSAPR only applied to PPL's fossil-fueled generating plants located in Kentucky and Pennsylvania and required reductions in sulfur dioxide and nitrogen oxides in two phases (2012 and 2014).

In December 2011, the Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  A further revised rule is not expected from the EPA for at least two years.

The Kentucky fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances).  To meet nitrogen oxide standards, under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR requirements or standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet nitrogen oxide standards, under the CAIR, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

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

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  On February 15, 2013, the EPA proposed to designate Yellowstone County in Montana (Billings area), and part of Jefferson County in Kentucky, as non-attainment.  Final designations of non-attainment areas are due in June 2013, and attainment must be achieved by 2018.

In December 2012, the EPA issued final rules that strengthen the particulate standards.  Under the final rule, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment status for those areas.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, the MATS, or the Regional Haze requirements, such as upgraded or new sulfur dioxide scrubbers at some of their plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.

Until particulate matter and sulfur dioxide maintenance and compliance plans are developed by the EPA and state or local agencies, including identification of and finalization of attainment designations, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the impact of the new standards.

MATS

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

Although the EPA had proposed certain modifications to the final rule, it has not finalized those proposed rule modifications and has not provided an expected completion date.  PPL does not expect the modifications to significantly impact its compliance plans even if finalized.

At the time the MATs rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expectation of needing to install environmental controls including chemical additive and fabric-filter baghouses to remove certain hazardous air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  LG&E's and KU's anticipated retirement of certain coal-fired electric generating units is in response to this and other environmental regulations.  With the publication of the final MATS rule, LG&E and KU are currently assessing whether any revisions of their approved compliance plans will be necessary.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that certain coal-fired plants may require installation of chemical additive systems, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact on operating cost.  With respect to PPL Energy Supply's Montana plants, modifications to the current air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant asset group's carrying amount at March 31, 2013 was $65 million.  Although the Corette plant asset group was not determined to be impaired at March 31, 2013, it is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.

On March 29, 2013, the EPA released its final rule revising certain emission limits and related requirements for new power plants under the MATS.  The revised limits are somewhat less onerous than the original proposals, and thereby pose less of an impediment to the construction of new coal-fired power plants.

Regional Haze and Visibility

The Clean Air Act requires protection of visibility in Class I areas and, as such, the EPA's regional haze programs were developed to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to take action via state plans to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

To date, the focus of regional haze activity has been the western U.S. because, until recently, BART requirements for sulfur dioxide and nitrogen oxide reductions in the eastern U.S. were largely addressed through compliance with other regulatory programs, such as CSAPR and CAIR.  More specifically, the EPA had determined, and the U.S. Court of Appeals for the District of Columbia Circuit (Court) had affirmed, that a state could accept region-wide reductions under the CAIR trading program to satisfy BART requirements.  Also, when CAIR was invalidated in 2008, the EPA subsequently completed a final rule providing that states subject to CSAPR (which replaced CAIR) may rely on participation in the CSAPR trading program as an alternative to BART.  However, the Court's August 2012 decision to vacate and remand CSAPR will likely expose power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, to reductions in sulfur dioxide and nitrogen oxides required by BART.

In addition to this exposure stemming from the remand of CSAPR, LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a significant regional haze impact.  These reductions are in the Kentucky Division of Air Quality's regional haze state implementation plan which it submitted to the EPA.  The costs of these reductions are not expected to be significant. LG&E intends to make these reductions through installation of sorbent injection technology after approval of the Kentucky plan by the EPA and revision of the Mill Creek plant's air permit under Title V.

In Montana, the EPA Region 8 developed the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART state implementation plan at the time.  In September 2012, the EPA issued its final Federal Implementation Plans (FIP) for the Montana regional haze rule.  The final FIP indicated that no additional controls were assumed for Corette or Colstrip Units 3 and 4 but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015.  See "Mercury and Other Hazardous Air Pollutants" discussion above.  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxide and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  In November 2012, PPL filed a petition for review of the Montana Regional Haze FIP with the U.S. Court of Appeals for the Ninth Circuit.  Environmental groups have also filed a petition for review.  The two matters have been consolidated, and PPL Montana and the environmental groups have each filed opening briefs.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received in the early 2000s for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during the Spring 2012 maintenance outage at Colstrip Unit 1.  In September 2012, PPL Montana received an information request from the Montana Department of Environmental Quality regarding Colstrip Unit 1 and other projects.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received a notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  In September 2012, the parties reached a tentative settlement addressing the Ghent NSR matter and a September 2007 notice of violation alleging opacity violations at the plant.  A consent decree was entered in the U.S. District Court for the Eastern District of Kentucky in December 2012.  PPL, LKE and KU cannot predict the outcome of this matter until the  consent decree is entered by the Court, but currently do not expect such outcome to result in costs in excess of amounts already accrued, which amounts are not material.

In addition, in August 2007, LG&E received information requests for the Mill Creek and Trimble County plants, and KU received requests for the Ghent plant, but they have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

States and environmental groups also have commenced litigation alleging violations of the NSR regulations by coal-fired generating plants across the nation.  See "Legal Matters" above for information on an environmental group's lawsuit filed March 6, 2013 against PPL Montana and other owners of Colstrip.

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

Colstrip and Corette Air Permits (PPL and PPL Energy Supply)

In January 2013, Earthjustice, on behalf of the Sierra Club and the MEIC filed an administrative appeal with the Board of Environmental Review, setting forth challenges to certain components of the Title V permits for Colstrip and Corette.  These challenges include: 1) the regional haze requirements should have been included in the Title V permits for Corette and Colstrip; 2) the MATS requirements should have been included in the Title V permits for Corette and Colstrip; 3) the particulate monitoring methodology is inadequate at Corette and Colstrip; and 4) sulfur dioxide monitoring is inadequate at Corette.  PPL Montana is participating in these proceedings as an intervenor, but cannot predict the outcomes.

On January 31, 2013, the Sierra Club and the MEIC alleged identical claims in their joint petition to the EPA, requesting that the EPA object to the MDEQ's issuance of Colstrip's and Corette's Title V permits.  PPL Montana cannot predict the outcome of this parallel matter pending before the EPA.

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

(PPL, PPL Energy Supply, LKE, LG&E and KU)

GHG Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that apply beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase will require adherence to the BACT permit limits for GHGs.  The rules were challenged, and in June 2012, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA's regulations.  In December 2012, the Court denied petitions for rehearing pertaining to the Court's June 2012 opinion.

In addition, in April 2012, the EPA proposed New Source Performance Standards (NSPS) for carbon dioxide emissions from new coal-fired generating units, combined-cycle natural gas units, and integrated gasification combined-cycle units.  The proposal would require new coal plants to achieve the same stringent limitations on carbon dioxide emissions as the best performing new gas plants.  There presently is no commercially available technology to allow new coal plants to achieve these limitations and, as a result, the EPA's proposal would effectively preclude future construction of new coal-fired generation and could even be difficult for new gas-fired plants to meet.  In December 2012, the U.S. Court of Appeals for the District of Columbia Circuit dismissed consolidated challenges to the NSPS holding that the proposed rule is not a final agency action.  The EPA is expected to finalize the NSPS for new power plants in 2013 and is expected to begin working on a proposal for such emissions from existing power plants.  With respect to existing power plants, the impact could be significant, depending on the structure and stringency of the final rule.

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

Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report and identified specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced that would, if enacted, accelerate solar supply requirements, restrict eligible solar projects to those located in Pennsylvania and increase the percentage of electricity that must come from Tier 1 resources.  PPL and PPL Energy Supply cannot predict at this time whether any such legislation will be enacted.

Eleven western states and certain Canadian provinces established the Western Climate Initiative (WCI) in 2003.  The WCI established a goal of reducing carbon dioxide emissions by 15% below 2005 levels by 2020 and developed GHG emission allocations, offsets, and reporting recommendations.  Montana was once a partner in the WCI, but by 2011 withdrew, along with several other western states.

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

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the lower court and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal court granted defendants' motions to dismiss the state common law claims because plaintiffs had previously raised the same claims, plaintiffs lacked standing, plaintiffs' claims were displaced by the Clean Air Act, and on other grounds.  In April 2012, plaintiffs filed a notice of appeal in the Fifth Circuit.  Additional litigation in federal and state courts over these issues is continuing.  PPL, LKE and KU cannot predict the outcome of this litigation or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation (PPL, PPL Energy Supply, LKE, LG&E and KU)

There has been interest in renewable energy legislation at both the state and federal levels.  Federal legislation on renewable energy is not expected to be introduced this year.  In Pennsylvania, bills were recently introduced calling for an increase in AEPS Tier 1 obligations and to create a $25 million permanent funding program for solar generation.  Bills adding new hydropower to Montana's renewable portfolio standard have moved through the legislative process.  PPL cannot predict the ultimate outcome of this legislation at this time.

PPL, PPL Energy Supply, LKE, LG&E and KU believe there are financial, regulatory and logistical uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of the RCRA.  This approach would materially increase costs and result in early retirements of many coal-fired plants, as it would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid (non-hazardous) waste under Subtitle D of the RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of the RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

The EPA has issued information requests on CCR management practices at numerous plants throughout the power industry as it considers whether or not to regulate CCRs as hazardous waste.  PPL has provided information on CCR management practices at most of its plants in response to the EPA's requests.  In addition, the EPA has conducted follow-up inspections to evaluate the structural stability of CCR management facilities at several PPL plants and PPL has implemented or is implementing certain actions in response to recommendations from these inspections.

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) that requests comments on selected documents that the EPA received during the comment period for the proposed regulations.  In addition, the U.S. House of Representatives in September 2012 approved a bill that was revised in the Senate to modify Subtitle D of the RCRA to provide for the proper management and disposal of CCRs and to preclude the EPA from regulating CCRs under Subtitle C of the RCRA.  Similar legislation is being considered in the 2013 Congress and the prospect for passage is uncertain.

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

A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by the outcome of the above litigation, which could require the EPA to issue its regulations sooner.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the financial impact could be material if CCRs are regulated as hazardous waste under Subtitle C and significant if regulated as non-hazardous under Subtitle D.

Trimble County Landfill Permit (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle coal combustion residuals generated at the Trimble County plant.  After extensive review of the permit application, on March 20, 2013, the Kentucky Division of Waste Management issued a preliminary notice of intent to deny the permit on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  The preliminary decision to deny the permit will be subject to public notice and comment before a final decision is made.  If the Division makes a final decision to deny the permit, the Company will assess additional options for managing coal combustion residuals including construction of a landfill at an alternate site adjacent to the plant.  Submittal of a new permit application for an alternative site may result in additional environmental considerations in the course of the permitting process and substantial additional costs.  The Company is unable to determine the precise impact of this matter until the Division makes a final decision on the permit application and the Company selects an alternate management option and completes a detailed engineering design.

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

The PADEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the PADEP have settled this matter.  The settlement also required PPL to submit a report on the completed studies of possible natural resource damages.  PPL subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.  Subsequently, in August 2011 the PADEP submitted its National Resource Damage Assessment report to the court and to the interveners.  In December 2011, the interveners commented on the PADEP report and in February 2012 the PADEP and PPL filed separate responses with the court.  In March 2012, the court dismissed the interveners' case, but the interveners have appealed the dismissal to the Pennsylvania Supreme Court and a decision by the court is still pending.

Through March 31, 2013, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the nature of any other regulatory or legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in significant losses above the amounts currently recorded.

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

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage due to seepage from plant wastewater ponds.  A settlement agreement was reached in July 2010 which would have resulted in a payment by PPL Montana, but certain of the plaintiffs later argued the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011 the court granted the motion and ordered the settlement to be completed in 60 days.  The plaintiffs appealed the October 2011 order to the Montana Supreme Court, which affirmed the district court's order enforcing the settlement on December 31, 2012 and denied plaintiff's motion for rehearing on February 5, 2013.  The parties are still in negotiations regarding the final settlement documents.  PPL Montana's share of the settlement is not expected to be significant.

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, PPL Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to these facilities.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER), on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation (NWF).  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.

In late October 2012, Earthjustice filed a second complaint against the MDEQ and PPL Montana in state district court in Lewis and Clark County on behalf of the Sierra Club, the MEIC and the NWF.  This complaint alleges that the defendants have failed to take action under the MFSA and the Montana Water Quality Act to effectively monitor and correct issues of coal ash disposal and wastewater ponds at the Colstrip plant.  The complaint seeks a declaration that the operations of the impoundments violate the statutes addressed above, requests a writ of mandamus directing the MDEQ to enforce the same, and seeks recovery of attorneys' fees and costs.  PPL is vigorously defending these allegations, and PPL and PPL Energy Supply cannot predict the outcome of this matter.   The petition filed in Rosebud County has been stayed pending the outcome of this matter.

Clean Water Act 316(b) (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA published the proposed 316(b) rule for existing facilities in April 2011.  The industry and PPL reviewed the proposed rule and submitted comments.  The EPA has been evaluating comments and meeting with industry groups to discuss options.  The proposed rule contains two requirements to reduce impact to aquatic organisms at cooling water intake structures.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens (impingement) regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms that are pulled through the plant's cooling water system (entrainment).  A form of cost-benefit analysis is allowed for this second requirement, involving a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  The final rule is expected to be issued in June 2013.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot reasonably estimate a range of reasonably possible costs, if any, until the final rule is issued, the required studies have been completed, and each state in which they operate has decided how to implement the rule.

Effluent Limitations Guidelines and Standards (PPL, PPL Energy Supply, LKE, LG&E and KU)

On April 19, 2013, the EPA issued proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash handling and metal cleaning wastes, as well as new limits for scrubber wastewater, gasification wastewater and landfill leachate.  The proposal contains several alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL will work with industry groups to comment on the proposed regulation.  The final regulation is expected to be issued in May 2014.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

Other Issues (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxics Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  The EPA is planning to propose the revised regulations in 2014.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

A PPL Energy Supply subsidiary has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant, but the subsidiary and the PADEP have concluded that a barrier method to exclude fish is not workable.  In June 2012, a Consent Order and Agreement (COA) was signed that allows the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  Should this approach fail, the COA requires a retrofit of impingement control technology at the intakes to the cooling towers, the cost of which could be significant.

In May 2010, the subsidiary received a draft NPDES permit (renewed) for the Brunner Island plant from the PADEP.  This permit includes new water quality-based limits for the scrubber wastewater plant.  Some of these limits may not be achievable with the existing treatment system.  Several agencies and environmental groups commented on the draft permit, raising issues that must be resolved to obtain a final permit for the plant.  PPL Energy Supply cannot predict the outcome of the final resolution of the permit issues at this time, or what impact, if any, they would have on this facility, but the costs could be significant.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court.  PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

The EPA and the Army Corps of Engineers are working on a guidance document that will expand the federal government's interpretation of what constitutes "waters of the United States" subject to regulation under the Clean Water Act.  This change has the potential to affect generation and delivery operations, with the most significant effect being the potential elimination of the existing regulatory exemption for plant waste water treatment systems.  The costs that may be imposed on the Registrants as a result of any eventual expansion of this interpretation cannot reliably be estimated at this time but could be significant.

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

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on their operations.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants.  Effective April 1, 2013, facilities at the Susquehanna plant are insured against property damage losses up to $2.50 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  Effective April 1, 2013, this maximum assessment was $46 million.

In the event of a nuclear incident at the Susquehanna plant, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.6 billion under provisions of The Price-Anderson Act as amended.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.

In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act as amended, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

Guarantees and Other Assurances

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The table below details guarantees provided at March 31, 2013.  The total recorded liability at March 31, 2013 and December 31, 2012, was $24 million for PPL and $20 million for LKE.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	March 31, 2013 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$10	(c)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	85	(d)	2015

	Exposure at		Expiration
	March 31, 2013 (a)		Date
PPL Energy Supply
Letters of credit issued on behalf of affiliates	23	(e)	2013 - 2014
Retrospective premiums under nuclear insurance programs	48	(f)
Nuclear claims assessment under The Price-Anderson Act as amended	235	(g)
Indemnifications for sales of assets	250	(h)	2025
Indemnification to operators of jointly owned facilities	6	(i)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(j)	2018

PPL Electric
Guarantee of inventory value	24	(k)	2016

LKE
Indemnification of lease termination and other divestitures	301	(l)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(m)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
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
(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At March 31, 2013, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(e)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(f)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" above for additional information.

(g)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" above for additional information.
(h)
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

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchasers of the Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the respective transaction agreements and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities.  The indemnification provisions for most representations and warranties expired in the fourth quarter of 2012.

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

(i)
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

(j)
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

(k)
PPL Electric entered into a contract with a third party logistics firm that provides inventory procurement and fulfillment services.  Under the contract, the logistics firm has title to the inventory purchased for PPL Electric's use.  Upon termination of the contract, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold by the logistics firm at the weighted-average cost at which the logistics firm purchased the inventory.

(l)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court confirming the arbitration award.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including the potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(m)
Pursuant to the OVEC power purchase contract, expiring in June 2040, LG&E and KU are obligated to pay a demand charge which includes, among other charges, debt service and amortization toward principal retirement, decommissioning costs, post-retirement and post-employment benefits costs (other than pensions), and reimbursement of plant operating, maintenance and other expenses.  The demand charge is expected to cover LG&E's and KU's shares of the cost of the listed items over the term of the contract.  However, in the event there is a shortfall in covering these costs, LG&E and KU are obligated to pay their share of the excess debt service, post-retirement and decommissioning costs.   The maximum exposure and the expiration date of these potential obligations are not presently determinable.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a maximum $4 million deductible for PPL, PPL Energy Supply and PPL Electric and $2 million for LKE, LG&E and KU, per occurrence and provides maximum aggregate coverage of $225 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales and purchases between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at March 31, 2013.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At March 31, 2013, PPL Energy Supply had a net credit exposure of $23 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Allocations of PPL Services Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts for the periods ended March 31, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months
	2013	2012

PPL Energy Supply	$57	$57
PPL Electric	38	42
LKE	4	5

Intercompany Billings by LKS (LG&E and KU)

LKS provides LG&E and KU with a variety of centralized administrative, management and support services.  The cost of these services is directly charged to the company or, for general costs that cannot be directly attributed, charged based on predetermined allocation factors, including the following measures: number of customers, total assets, revenues, number of employees and/or other statistical information.  LKS charged the amounts in the table below for the periods ended March 31, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense.

	Three Months
	2013	2012

LG&E	$39	$41
KU	66	46

In addition, LG&E and KU provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $300 million revolving demand note with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At March 31, 2013 and December 31, 2012, $85 million and $25 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at March 31, 2013 was 1.7%.  Interest on the demand note was not significant for the three months ended March 31, 2013 and 2012.

Intercompany Derivatives (LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  See Note 14 for additional information on intercompany derivatives.

Other (PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric, LG&E and KU, refer to Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the periods ended March 31 was:

	Three Months
	2013	2012
PPL
Other Income
Earnings on securities in NDT funds	$5	$8
Interest income	1	1
AFUDC - equity component	3	2
Miscellaneous - Domestic	2	2
Miscellaneous - U.K.	1
Total Other Income	12	13
Other Expense
Economic foreign currency exchange contracts (Note 14)	(119)	18
Charitable contributions	4	4
Miscellaneous - Domestic	4	6
Miscellaneous - U.K.	1	2
Total Other Expense	(110)	30
Other Income (Expense) - net	$122	$(17)

The components of "Other Income (Expense) - net" for the three months ended March 31, 2013 and 2012 for PPL Energy Supply, PPL Electric, LKE, LG&E and KU are not significant.

13.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.   During the three months ended March 31, 2013 and 2012, there were no transfers between Level 1 and Level 2.   See Note 1 in each Registrant's 2012 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$853	$853			$901	$901
Restricted cash and cash equivalents (a)	186	186			135	135
Price risk management assets:
Energy commodities	1,676	3	$1,651	$22	2,068	2	$2,037	$29
Interest rate swaps	27		27		15		15
Foreign currency contracts	96		96
Cross-currency swaps	83		83		14		13	1
Total price risk management assets	1,882	3	1,857	22	2,097	2	2,065	30

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
NDT funds:
Cash and cash equivalents	8	8			11	11
Equity securities
U.S. large-cap	457	342	115		412	308	104
U.S. mid/small-cap	68	28	40		60	25	35
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	9		9		9		9
Municipality	83		83		82		82
Investment-grade corporate	40		40		40		40
Other	3		3		3		3
Receivables (payables), net	1	(1)	2			(2)	2
Total NDT funds	764	472	292		712	437	275
Auction rate securities (b)	19		3	16	19		3	16
Total assets	$3,704	$1,514	$2,152	$38	$3,864	$1,475	$2,343	$46

Liabilities
Price risk management liabilities:
Energy commodities	$1,432	$2	$1,422	$8	$1,566	$2	$1,557	$7
Interest rate swaps	69		69		80		80
Foreign currency contracts	3		3		44		44
Cross-currency swaps	1		1		4		4
Total price risk management liabilities	$1,505	$2	$1,495	$8	$1,694	$2	$1,685	$7

PPL Energy Supply
Assets
Cash and cash equivalents	$147	$147			$413	$413
Restricted cash and cash equivalents (a)	122	122			63	63
Price risk management assets:
Energy commodities	1,676	3	$1,651	$22	2,068	2	$2,037	$29
Total price risk management assets	1,676	3	1,651	22	2,068	2	2,037	29
NDT funds:
Cash and cash equivalents	8	8			11	11
Equity securities
U.S. large-cap	457	342	115		412	308	104
U.S. mid/small-cap	68	28	40		60	25	35
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	9		9		9		9
Municipality	83		83		82		82
Investment-grade corporate	40		40		40		40
Other	3		3		3		3
Receivables (payables), net	1	(1)	2			(2)	2
Total NDT funds	764	472	292		712	437	275
Auction rate securities (b)	16		3	13	16		3	13
Total assets	$2,725	$744	$1,946	$35	$3,272	$915	$2,315	$42

Liabilities
Price risk management liabilities:
Energy commodities	$1,432	$2	$1,422	$8	$1,566	$2	$1,557	$7
Total price risk management liabilities	$1,432	$2	$1,422	$8	$1,566	$2	$1,557	$7

PPL Electric
Assets
Cash and cash equivalents	$31	$31			$140	$140
Restricted cash and cash equivalents (c)	12	12			13	13
Total assets	$43	$43			$153	$153
LKE
Assets
Cash and cash equivalents	$52	$52		$43	$43
Restricted cash and cash equivalents (d)	27	27		32	32
Price risk management assets:
Interest rate swaps	24		$24	14		$14
Total price risk management assets	24		24	14		14
Total assets	$103	$79	$24	$89	$75	$14

Liabilities
Price risk management liabilities:
Interest rate swaps	$54		$54	$58		$58
Total price risk management liabilities	$54		$54	$58		$58

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LG&E
Assets
Cash and cash equivalents	$34	$34			$22	$22
Restricted cash and cash equivalents (d)	27	27			32	32
Price risk management assets:
Interest rate swaps	12		$12		7		$7
Total price risk management assets	12		12		7		7
Total assets	$73	$61	$12		$61	$54	$7

Liabilities
Price risk management liabilities:
Interest rate swaps	$54		$54		$58		$58
Total price risk management liabilities	$54		$54		$58		$58

KU
Assets
Cash and cash equivalents	$16	$16			$21	$21
Price risk management assets:
Interest rate swaps	12		$12		7		$7
Total price risk management assets	12		12		7		7
Total assets	$28	$16	$12		$28	$21	$7

(a)	Current portion is included in "Restricted cash and cash equivalents" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the three months ended March 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2013				2012
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$22	$16	$1	$39	$13	$24	$4	$41
Total realized/unrealized
gains (losses)
Included in earnings	(8)			(8)	18			18
Included in OCI (a)			3	3	2		2	4
Settlements	(1)			(1)	(6)			(6)
Transfers into Level 3	1			1
Transfers out of Level 3			(4)	(4)	(8)		(3)	(11)
Balance at end of period	$14	$16	$	$30	$19	$24	$3	$46

PPL Energy Supply
Balance at beginning of
period	$22	$13		$35	$13	$19		$32
Total realized/unrealized
gains (losses)
Included in earnings	(8)			(8)	18			18
Included in OCI (a)					2			2
Settlements	(1)			(1)	(6)			(6)
Transfers into Level 3	1			1
Transfers out of Level 3					(8)			(8)
Balance at end of period	$14	$13		$27	$19	$19		$38

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	March 31, 2013
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$16	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	23% - 100% (96%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	21% (21%)
FTR purchase contracts (d)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	55% - 74% (64%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$16	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	23% - 100% (96%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	21% (21%)
FTR purchase contracts (d)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	13	Discounted cash flow	Modeled from SIFMA Index	58% - 74% (65%)

	December 31, 2012
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (d)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	54% - 74% (64%)

Cross-currency swaps (f)	1	Discounted cash flow	Credit valuation adjustment	22% (22%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (d)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	13	Discounted cash flow	Modeled from SIFMA Index	57% - 74% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
At March 31, 2013, retail natural gas sales contracts extend through 2017, and $3 million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)
At March 31, 2013, power sales contracts extend into 2014, and $(4) million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of basis increases/(decreases), the fair value of the contracts (decreases)/increases.

(d)
At March 31, 2013, FTR purchase contracts extend through 2015, and $1 million of the fair value is scheduled to deliver within the next 12 months.  As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

(e)
At March 31, 2013, auction rate securities have a weighted average contractual maturity of 23 years.  The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(f)
The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended March 31 are reported in the Statements of Income as follows:

	Three Months

	Energy Commodities, net
	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases
	2013	2012	2013	2012	2013	2012	2013	2012
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$(7)	$16	$(2)	$4		$(1)	$1	$(1)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	(7)	46	(2)	(18)		(1)	1	(5)

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts for electricity, gas, oil and/or emission allowances are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a full-requirement sales contract that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which include significant unobservable inputs such as delivery at a location where pricing is unobservable, assumptions for customer migration or delivery dates that are beyond the dates for which independent quotes are available.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2013 and 2012 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers during 2013 and 2012 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Corporate Finance department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

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

The debt securities held in the NDT funds at March 31, 2013 have a weighted-average coupon of 4.12% and a weighted-average maturity of 8.1 years.

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

	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$81	$82	$105	$106
Long-term debt	19,632	21,872	19,476	21,671
PPL Energy Supply
Long-term debt	3,264	3,568	3,272	3,556
PPL Electric
Long-term debt	1,967	2,304	1,967	2,333

	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
LKE
Long-term debt	4,075	4,413	4,075	4,423
LG&E
Long-term debt	1,112	1,177	1,112	1,178
KU
Long-term debt	1,842	2,052	1,842	2,056

(a)	Reflected in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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

(PPL)

At March 31, 2013, PPL had credit exposure of $1.3 billion from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL's credit exposure was reduced to $544 million.  The top ten counterparties accounted for $324 million, or 60%, of this exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Energy Supply)

At March 31, 2013, PPL Energy Supply had credit exposure of $1.3 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, this credit exposure was reduced to $543 million.  The top ten counterparties accounted for $324 million, or 60%, of this exposure and all had investment grade credit ratings from S&P or Moody's.  See Note 11 for information regarding the related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved cost recovery mechanism is anticipated to substantially eliminate this exposure.

(LKE, LG&E and KU)

At March 31, 2013, LKE's, LG&E's and KU's credit exposure was not significant.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL has a risk management policy approved by the Board of Directors to manage market risk (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions, such as tolling agreements, are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

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

Commodity price and volumetric risks

•
PPL is exposed to market and commodity price, basis and volumetric risk through its domestic subsidiaries as described below.  Volumetric risk is significantly mitigated at WPD as a result of the method of regulation in the U.K.

•
PPL Energy Supply is exposed to commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities (including full-requirement sales contracts) and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

•
PPL Electric is exposed to commodity price and volumetric risks from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to market risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates.

•
PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans.  This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD.  Additionally, PPL Energy Supply is exposed to interest rate risk associated with debt securities held by the NDT.

Equity securities price risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with equity securities held by defined benefit plans.  This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD.  Additionally, PPL Energy Supply is exposed to equity securities price risk in the NDT funds.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in U.K. affiliates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers and financial institutions.

LKE, LG&E and KU are exposed to credit risk from "in-the-money" interest rate derivatives with financial institutions.

The majority of PPL and PPL Energy Supply's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates, thus mitigating the financial risk for these entities.

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $49 million and $112 million at March 31, 2013 and December 31, 2012.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at March 31, 2013 and December 31, 2012.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $27 million and $32 million at March 31, 2013 and December 31, 2012.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at March 31, 2013 and December 31, 2012.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

Commodity price risk, including basis and volumetric risk, is among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their competitive generation assets, as well as the extent of their marketing activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL Energy Supply maximizes the value of its wholesale and retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 7,298 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,316 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their non-trading activities into two categories:  cash flow hedges and economic activity, as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  Certain cash flow hedge positions were dedesignated during the three months ended March 31, 2013.  The fair value of the hedges at December 31, 2012 remained in AOCI because the original forecasted transaction is still expected to occur.  There were no active cash flow hedges during the three months ended March 31, 2013.  At March 31, 2013, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $99 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three months ended March 31, 2013 and 2012, such reclassifications were insignificant.

For the three months ended March 31, 2012, hedge ineffectiveness associated with energy derivatives was insignificant.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity would also include the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at March 31, 2013 range in maturity through 2019.

Examples of economic activity may include hedges on sales of baseload generation, certain purchase contracts used to supply full-requirement sales contracts, FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying full-requirement sales contracts, Spark Spread hedging contracts, retail electric and natural gas activities, and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is generally capped at the price at which the generating unit would be dispatched and therefore does not expose PPL Energy Supply to uncovered market price risk.

The unrealized gains (losses) for economic activity for the periods ended March 31 were as follows.

	Three Months
	2013	2012
Operating Revenues
Unregulated retail electric and gas	$(8)	$10
Wholesale energy marketing	(822)	852
Operating Expenses
Fuel	(1)	2
Energy purchases	634	(591)

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from hedges of baseload generation and from certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS; additionally, 2012 includes amounts related to the monetization of certain full-requirement sales contracts in 2010.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment and 2012 includes amounts related to the monetization of certain full-requirement sales contracts in 2010.

Commodity Price Risk (Trading)

PPL Energy Supply also has a proprietary trading strategy which is utilized to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  The proprietary trading portfolio is not a significant part of PPL Energy Supply's business and is shown in "Net energy trading margins" on the Statements of Income.

Commodity Volumes

At March 31, 2013, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volume (a)
Commodity	Unit of Measure	2013 (b)	2014	2015	Thereafter

Power	MWh	(27,422,031)	(22,385,959)	(490,995)	1,415,573
Capacity	MW-Month	(11,655)	(6,630)	(13)	525
Gas	MMBtu	(5,339,243)	(25,106,607)	(4,091,856)	(3,678,883)
Coal	Tons	(186,000)	186,000
FTRs	MW-Month	14,224	5,063	1,465
Oil	Barrels	46,118	240,000	300,000	240,000

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

Interest Rate Risk

(PPL, LKE, LG&E and KU)

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At March 31, 2013, outstanding interest rate swap contracts range in maturity through 2024 for WPD and through 2043 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $1.1 billion at March 31, 2013 of which £295 million (approximately $448 million based on spot rates) was related to WPD.  Also included in this total are forward-starting interest rate swaps entered into by PPL on behalf of LG&E and KU.  Realized gains and losses from these swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives have been reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.

At March 31, 2013, PPL held a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended March 31, 2013 and 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had no such reclassifications for the three months ended March 31, 2013 and 2012.

At March 31, 2013, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(11) million.  Amounts are reclassified as the hedged interest payments are made.

(LKE, LG&E and KU)

In November 2012, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedge the interest payments on new debt that is expected to be issued in 2013.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  Realized gains and losses from the swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives were reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.  For the three months ended March 31, 2013, there was no hedge ineffectiveness associated with the interest rate derivatives.  At March 31, 2013, LG&E and KU each held contracts with aggregate notional amounts of $150 million that range in maturity through 2043.

Fair Value Hedges (PPL)

PPL is exposed to changes in the fair value of its debt portfolios.  To manage this risk, financial contracts may be entered into to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  PPL did not hold any such contracts at March 31, 2013.  PPL did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or from hedges of debt issuances that no longer qualified as fair value hedges for the three months ended March 31, 2013 and 2012.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At March 31, 2013, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair values of these contracts were recorded as liabilities of $54 million and $58 million at March 31, 2013 and December 31, 2012 with equal offsetting amounts recorded as regulatory assets.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at March 31, 2013 had a notional amount of £162 million (approximately $261 million based on contracted rates).  The settlement dates of these contracts range from May 2013 through December 2013.  The net fair value of these contracts at March 31, 2013 and December 31, 2012 was an asset (liability) of $15 million and $(2) million.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into a GBP intercompany loan payable with a PPL WEM subsidiary that has a GBP functional currency.  The loan qualifies as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loan for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of AOCI.  At March 31, 2013, the outstanding balance of the intercompany loan was £46 million (approximately $69 million based on spot rates).

For the three months ended March 31, 2013 and 2012, PPL recognized after-tax net investment hedge gains (losses) of $11 million and an insignificant loss in the foreign currency translation adjustment component of AOCI.  At March 31, 2013, PPL had $25 million of accumulated net investment hedge gains (losses), after-tax, in the foreign currency translation adjustment component of AOCI, compared to $14 million of gains (losses), after-tax at December 31, 2012.

Cash Flow Hedges

PPL held no foreign currency derivatives that qualified as cash flow hedges during the three months ended March 31, 2013 and 2012.

Fair Value Hedges

PPL held no foreign currency derivatives that qualified as fair value hedges during the three months ended March 31, 2013 and 2012.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At March 31, 2013, the total exposure hedged by PPL was approximately £1.2 billion (approximately $1.9 billion based on contracted rates) and the net fair value of these positions was an asset (liability) of $78 million.  These contracts had termination dates ranging from April 2013 through May 2015.  Realized and unrealized gains (losses) on these contracts are included in "Other Income (Expense) - net" on the Statements of Income and were $119 million for the three months ended March 31, 2013.  At December 31, 2012, the total exposure hedged by PPL was £1.3 billion (approximately $2.0 billion based on contracted rates) and the net fair value of these positions was an asset (liability) of $(42) million.  Realized and unrealized gains (losses) were $(18) million for the three months ended March 31, 2012.

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the change in fair value of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2013 and December 31, 2012.

See Notes 1 and 19 in each Registrant's 2012 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$24	$15		$5	$14	$22		$5
Cross-currency swaps	2	1				3
Foreign currency
contracts	15		$49			2		23
Commodity contracts			1,194	951	59		$1,452	1,010
Total current	41	16	1,243	956	73	27	1,452	1,038
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	3			49	1			53
Cross-currency swaps	81				14	1
Foreign currency
contracts			32	3				19
Commodity contracts			482	481	27		530	556
Total noncurrent	84		514	533	42	1	530	628
Total derivatives	$125	$16	$1,757	$1,489	$115	$28	$1,982	$1,666

(a)	$324 million and $300 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2013 and December 31, 2012.
(b)	Represents the location on the Balance Sheets.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $114 million and $132 million at March 31, 2013 and December 31, 2012.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $471 million and $527 million at March 31, 2012 and December 31, 2011.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the three months ended March 31.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized in	in Income on Derivative		in Income on Related Item
Relationships	Relationships	Income on Derivative	2013	2012	2013	2012

Interest rate swaps	Fixed rate debt	Interest expense				$1

				2013		2012
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2013	2012	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$9	$3	Interest expense	$(5)		$(4)
Cross-currency swaps	73	12	Interest expense			(1)
			Other income
			(expense) - net	69		(19)
Commodity contracts		113	Wholesale energy
			marketing	67	$1	272	$4
			Depreciation			1
			Energy purchases	(16)		(40)	(4)
Total	$82	$128		$115	$1	$209

Net Investment Hedges:
Foreign currency contracts	$16	$(3)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2013	2012

Foreign currency contracts	Other income (expense) - net	$119	$(18)
Interest rate swaps	Interest expense	(2)	(2)
Commodity contracts	Unregulated retail electric and gas	(7)	22
	Wholesale energy marketing	(699)	1,343
	Net energy trading margins (a)	(7)	9
	Fuel	1	6
	Energy purchases	586	(1,070)
	Total	$(9)	$290

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$4	$7

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2013	2012

Interest rate swaps	Regulatory liabilities - noncurrent	$10

(a)	Differs from the Statements of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts			$1,194	$951	$59		$1,452	$1,010
Total current			1,194	951	59		1,452	1,010
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts			482	481	27		530	556
Total noncurrent			482	481	27		530	556
Total derivatives			$1,676	$1,432	$86		$1,982	$1,566

(a)	$324 million and $300 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2013 and December 31, 2012.
(b)	Represents the location on the Balance Sheets.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $181 million and $211 million at March 31, 2013 and December 31, 2012.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $522 million and $605 million at March 31, 2012 and December 31, 2011.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31.

				2013		2012
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2013	2012	on Derivative	Portion)	Testing)	Portion)	Testing)
			Wholesale energy
Commodity contracts		$113	marketing	$67	$1	$272	$4
			Energy purchases	(16)		(40)	(4)
Total		$113		$51	$1	$232

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivatives	2013	2012

Commodity contracts	Unregulated retail electric and gas	$(7)	$22
	Wholesale energy marketing	(699)	1,343
	Net energy trading margins (a)	(7)	9
	Fuel	1	6
	Energy purchases	586	(1,070)
	Total	$(126)	$310

(a)	Differs from the Statements of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$24			$5	$14			$5
Total current	24			5	14			5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				49				53
Total noncurrent				49				53
Total derivatives	$24			$54	$14			$58

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets and regulatory liabilities for the three months ended March 31.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2013	2012

Interest rate swaps	Interest expense	$(2)	$(2)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$4	$7

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2013	2012

Interest rate swaps	Regulatory liabilities - noncurrent	$10

(LG&E)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$12			$5	$7			$5
Total current	12			5	7			5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				49				53
Total noncurrent				49				53
Total derivatives	$12			$54	$7			$58

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or regulatory assets and regulatory liabilities for the three months ended March 31.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2013	2012

Interest rate swaps	Interest expense	$(2)	$(2)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$4	$7

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2013	2012

Interest rate swaps	Regulatory liabilities - noncurrent	$5
(KU)

At March 31, 2013 and December 31, 2012, KU had interest rate swaps, which were designated as hedging instruments, of $12 million and $7 million recorded in "Price risk management assets from affiliates" on the Balance Sheets.  KU recognized a $5 million, pre-tax gain on the derivative instruments in "Noncurrent regulatory liabilities" for the three months ended March 31, 2013.

Offsetting Derivative Instruments (PPL, PPL Energy Supply, LKE, LG&E and KU)

PPL, PPL Energy Supply, LKE, LG&E, KU or certain of their subsidiaries have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit an FCM to use and apply any property in its possession as a set off to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  These registrants and their subsidiaries also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to setoff amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

PPL, PPL Energy Supply, LKE, LG&E and KU have elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements.  The table below summarizes the derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
March 31, 2013
PPL
Energy Commodities	$1,676	$1,306	$48	$322	$1,432	$1,306	$15	$111
Treasury Derivatives	206	16		190	73	16	26	31
Total	$1,882	$1,322	$48	$512	$1,505	$1,322	$41	$142

PPL Energy Supply
Energy Commodities	$1,676	$1,306	$48	$322	$1,432	$1,306	$15	$111

LKE
Treasury Derivatives	$24	$24	$54	$26	$28

LG&E
Treasury Derivatives	$12	$12	$54	$26	$28

KU
Treasury Derivatives	$12	$12

December 31, 2012
PPL
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144
Treasury Derivatives	29	19		10	128	19	30	79
Total	$2,097	$1,432	$111	$554	$1,694	$1,432	$39	$223

PPL Energy Supply
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144

LKE
Treasury Derivatives	$14	$14	$58	$30	$28

LG&E
Treasury Derivatives	$7	$7	$58	$30	$28

KU
Treasury Derivatives	$7	$7

Credit Risk-Related Contingent Features (PPL, PPL Energy Supply, LKE, LG&E and KU)

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E, KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

At March 31, 2013, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit risk-related contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$146	$110	$36	$36
Aggregate fair value of collateral posted on these derivative instruments	27		27	27
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	151	141	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the three months ended March 31, 2013 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2012	$552	$375	$131	$62	$69
Accretion expense	9	7	2	1	1
Effect of foreign currency exchange rates	(2)
Obligations settled	(3)	(2)	(1)	(1)
Balance at March 31, 2013	$556	$380	$132	$62	$70

Substantially all of the ARO balances are classified as noncurrent at March 31, 2013 and December 31, 2012.

(PPL, LKE, LG&E and KU)

Accretion and depreciation expense recorded by LG&E and KU is offset with a regulatory credit on the income statement, such that there is no net earnings impact.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $322 million and $316 million at March 31, 2013 and December 31, 2012.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the PPL Susquehanna nuclear plant.  The aggregate fair value of these assets was $764 million and $712 million at March 31, 2013 and December 31, 2012, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

17.  Available-for-Sale Securities

(PPL and PPL Energy Supply)

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

	March 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$8			$8	$11			$11
Equity securities:
U.S. large-cap	225	$232		457	222	$190		412
U.S. mid/small-cap	32	36		68	30	30		60
Debt securities:
U.S. Treasury	86	9		95	86	9		95
U.S. government sponsored
agency	8	1		9	8	1		9
Municipality	80	4	$1	83	78	5	$1	82
Investment-grade corporate	37	3		40	36	4		40
Other	3			3	3			3
Receivables/payables, net	1			1
Total NDT funds	480	285	1	764	474	239	1	712
Auction rate securities	20		1	19	20		1	19
Total	$500	$285	$2	$783	$494	$239	$2	$731

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$8			$8	$11			$11
Equity securities:
U.S. large-cap	225	$232		457	222	$190		412
U.S. mid/small-cap	32	36		68	30	30		60
Debt securities:
U.S. Treasury	86	9		95	86	9		95
U.S. government sponsored
agency	8	1		9	8	1		9
Municipality	80	4	$1	83	78	5	$1	82
Investment-grade corporate	37	3		40	36	4		40
Other	3			3	3			3
Receivables/payables, net	1			1
Total NDT funds	480	285	1	764	474	239	1	712
Auction rate securities	17		1	16	17		1	16
Total	$497	$285	$2	$780	$491	$239	$2	$728

There were no securities with credit losses at March 31, 2013 and December 31, 2012.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2013.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$13	$82	$62	$77	$234
Fair value	13	85	68	83	249

PPL Energy Supply
Amortized cost	$13	$82	$62	$74	$231
Fair value	13	85	68	80	246

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended March 31.

	Three Months
	2013	2012
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$24	$34
Gross realized gains (b)	4	6
Gross realized losses (b)	2	1

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

(PPL, PPL Energy Supply, LKE and KU)

Effective January 1, 2013, PPL and its subsidiaries prospectively adopted accounting guidance issued to improve the reporting of reclassifications out of AOCI, as discussed in Note 2.

The after-tax changes in AOCI by component for the three months ended March 31, 2013 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)
Amounts arising during the period	(245)	23	62					(160)
Reclassifications from AOCI		(1)	(80)		1	34		(46)
Net OCI during the period	(245)	22	(18)		1	34		(206)
March 31, 2013	$(394)	$134	$114	$1	$(13)	$(1,989)	$1	$(2,146)

PPL Energy Supply
December 31, 2012		$112	$211		$(10)	$(265)		$48
Amounts arising during the period		23						23
Reclassifications from AOCI		(1)	(30)		1	4		(26)
Net OCI during the period		22	(30)		1	4		(3)
March 31, 2013		$134	$181		$(9)	$(261)		$45

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the three months ended March 31, 2013.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the period; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Affected Line Item on the Statements of Income
			Other
	Wholesale		Income
	energy	Energy	(Expense),	Interest	Total	Income	Total
Details about AOCI	marketing	purchases	net	Expense	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities			$2		$2	$(1)	$1
Qualifying derivatives
Interest rate swaps				$(5)	(5)	2	(3)
Cross-currency swaps			69		69	(17)	52
Energy Commodities	$67	$(16)			51	(20)	31
Total	$67	$(16)	$69	$(5)	115	(35)	80
Defined benefit plans
Prior service costs					(2)	1	(1)
Net actuarial loss					(47)	13	(34)
Total					$(49)	$14	(35)

Total reclassifications during the period							$46

PPL Energy Supply
Available-for-sale securities			$2		$2	$(1)	$1
Qualifying derivatives
Energy Commodities	$67	$(16)			51	(21)	30
Total	$67	$(16)			51	(21)	30
Defined benefit plans
Prior service costs					(2)	1	(1)
Net actuarial loss					(6)	2	(4)
Total					$(8)	$3	(5)

Total reclassifications during the period							$26

For the three months ended March 31, 2013, the changes in AOCI and the effect of reclassifications from AOCI on the statement of income for LKE and KU were insignificant.

19.  New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Accounting for Obligations Resulting from Joint and Several Liability Arrangements

Effective January 1, 2014, the Registrants will retrospectively adopt accounting guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements when the amount of the obligation is fixed at the reporting date.  If the obligation is determined to be in the scope of this guidance, it will be measured as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  This guidance also requires additional disclosures for these obligations.

The Registrants are assessing the potential impact of adoption, which could be material.

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective January 1, 2014, PPL will prospectively adopt accounting guidance that requires a cumulative translation adjustment to be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For the step acquisition of previously held equity method investments that are foreign entities, this guidance clarifies that the amount of accumulated other comprehensive income that is reclassified and included in the calculation of a gain or loss shall include any foreign currency translation adjustment related to that previously held investment.

The initial adoption of this guidance is not expected to have a significant impact on PPL; however, the impact in future periods could be material.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL and its business strategy, a summary of Net Income Attributable to PPL Shareowners and a discussion of certain events related to PPL's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL's earnings, a review of results by reportable segment and a description of key factors by segment expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

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

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Capital Funding

LKE*	PPL Global ● Engages in the regulated distribution of electricity in the U.K.	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity in Kentucky, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

Kentucky Regulated Segment	U.K. Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

Business Strategy

PPL's strategy for its regulated electricity and gas delivery businesses is to achieve stable, long-term growth in earnings and rate base.  Rate base is expected to grow as a result of significant capital expenditure programs aimed at maintaining existing assets and improving system reliability at each of the regulated subsidiaries.  These regulated businesses focus on timely recovery of costs, efficient operations, strong customer service and constructive regulatory relationships.

PPL's strategy for its energy supply business is to achieve disciplined optimization of energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL's strategy is to optimize the value from its competitive generation and marketing portfolios.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL is focused on maintaining profitability for its energy supply business during the current and projected period of low commodity prices by controlling its capital and operation and maintenance expenditures.

To manage financing costs and access to credit markets and to fund its capital expenditure program, a key objective for PPL is to maintain strong credit profiles and liquidity positions.  In addition, PPL has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Shareowners

Net Income Attributable to PPL Shareowners for the periods ended March 31 by segment, and reconciled to PPL's consolidated results, was:

	Three Months
	2013	2012

Kentucky Regulated	$85	$42
U.K. Regulated	313	165
Pennsylvania Regulated	64	33
Supply	(46)	301
Corporate and Other (a)	(3)
Net Income Attributable to PPL Shareowners	$413	$541

EPS - basic	$0.70	$0.93
EPS - diluted (b)	$0.65	$0.93

(a)
Primarily represents costs incurred at the corporate level that have not been allocated or assigned to the segments, which is presented to reconcile segment information to PPL's consolidated results.  For 2012 there were no significant amounts in this category.

(b)	See "Equity Units" below for information on the Equity Units' impact on the calculation of 2013 diluted EPS.

Earnings for the three months ended March 31, 2013 decreased 24% compared with 2012.  See "Results of Operations" below for further discussion of PPL's business segments, details of special items and analysis of the consolidated results of operations.

Economic and Market Conditions

Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, fuel transportation costs and other costs.  Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development.  As a result of these factors, lower future energy margins are expected to continue compared to the energy margins in 2012.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, as well as its hedging strategies.

PPL Energy Supply continues to monitor its Corette plant (which as previously announced will be placed in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the MATS beginning in April 2015) for impairment.  The Corette plant asset group's carrying value at March 31, 2013 was $65 million.  Although the Corette plant was not impaired at March 31, 2013, it is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

PPL cannot predict the future impact that economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Susquehanna Turbine Blade Inspection

In the spring of 2013, PPL Energy Supply will begin making modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  The modifications will be made during the Unit 2 refueling outage and an additional planned outage for Unit 1.  Following completion of the modifications, PPL Energy Supply plans to continue monitoring the turbine blades using enhanced diagnostic equipment.

Rate Case Proceedings

Pennsylvania

In December 2012, the PUC approved a total distribution revenue increase of about $71 million, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

Kentucky

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

RIIO-ED1

In October 2010, Ofgem announced changes to the regulatory framework that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  The next electricity distribution price control review is referred to as RIIO-ED1.  Key components of the RIIO-ED1 are: an extension of the price review period to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, and continued use of a single weighted average cost of capital.  Ofgem has also indicated that the depreciation of the RAV, for RAV additions after April 1, 2015, will change from 20 years to 45 years, but that they will consider transition arrangements. WPD published a draft of its 2015 - 2023 business plan on its website in March 2013 in order to solicit feedback from stakeholders on its plan prior to submission to Ofgem in July 2013.   See "Item 1. Business - Background - U.K. Regulated Segment - Revenue and Regulation" in the 2012 Form 10-K for additional information. At this time, WPD cannot predict the outcome or the future financial impact of this matter.

Legislation - Regulatory Procedures and Mechanisms

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a final implementation order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.  In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.

The PUC approved the LTIIP on January 10, 2013 and, on January 15, 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  Several parties have filed responses to PPL Electric's petition.  The case remains pending before the PUC.  PPL Electric does not expect any new rates to be effective before the third quarter of 2013.

FERC Formula Rates

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form No. 1, filed under FERC's Uniform System of Accounts (USOA).  PPL Electric must follow FERC's USOA, which requires subsidiaries to be presented, for FERC reporting purposes, using the equity method of accounting unless a waiver has been issued.  The FERC has granted waivers of this requirement to other utilities when such waiver would more accurately present the integrated operations of the utilities and their subsidiaries.  In March 2013, as part of a routine FERC audit of PPL and its subsidiaries, PPL Electric determined that it never obtained a waiver of the use of the equity method of accounting for PPL Receivables Corporation (PPL Receivables).  PPL Receivables is a wholly owned subsidiary of PPL Electric, formed in 2004 to purchase eligible accounts receivable and unbilled revenue of PPL Electric to collateralize commercial paper issuances to reduce borrowing costs.  In March 2013, PPL Electric filed a request for waiver with FERC that, if approved, would allow it to continue to consolidate the results of PPL Receivables with the results of PPL Electric, as it has done since 2004.  While PPL Electric may ultimately be successful in obtaining a waiver from FERC, FERC may require PPL Electric to re-issue one or more of its prior FERC Form No. 1 filings in either the audit proceeding or the waiver proceeding.  If re-issuance of FERC Form No. 1 filings were required by FERC, PPL Electric's revenue requirement calculated under the formula rate could be negatively impacted.  The impact, if any, is not known at this time but could range between $0 and $40 million, pre-tax.  PPL Electric cannot predict the outcome of the waiver or audit proceedings, which remain pending before the FERC.

Equity Forward Agreements

In connection with an April 2012 registered public offering of 9.9 million shares of PPL common stock, PPL entered into forward sale agreements with two counterparties.  In conjunction with that offering, the underwriters exercised an overallotment option and PPL entered into additional forward sale agreements covering 591 thousand shares of PPL common stock.

In April 2013, PPL settled the initial forward sale agreements by the issuance of 8.4 million shares of PPL common stock and cash settlement of the remaining 1.5 million shares.  PPL received net cash proceeds of $205 million, which was calculated based on an initial forward price of $27.02 per share reduced during the period the contracts were outstanding as specified in the forward sale agreements.  PPL used the net proceeds to repay short-term debt obligations and for other general corporate purposes.  Settlement of the forward sale agreements covering 591 thousand remaining shares will occur no later than July 2013.  PPL may elect to issue common stock, cash settle or net share settle all or a portion of its rights or obligations under the forward sale agreements.

The forward sale agreements are classified as equity transactions.  As a result, no amounts were recorded in the consolidated financial statements until the April 2013 settlement of the initial forward sale agreements.  However, prior to the April 2013 settlement, incremental shares were included within the calculation of diluted EPS using the treasury stock method.  See Note 4 to the Financial Statements for the impact on the calculation of diluted EPS.

Equity Units

During 2013, two events will occur related to the components of the 2010 Equity Units.  On July 1, PPL will receive proceeds of $1.150 billion through the issuance of PPL common stock to settle the 2010 Purchase Contracts, and in the second quarter of 2013, PPL Capital Funding expects to remarket the 4.625% Junior Subordinated Notes due 2018.  During the first quarter of 2013, financing plans were finalized to remarket the debt component of the Equity Units.

The If-Converted Method of calculating diluted EPS was applied to the Equity Units beginning in the first quarter of 2013 resulting in $15 million of interest charges (after-tax) being added back to net income available to PPL common shareowners and 72 million shares of PPL common stock being treated as outstanding.  See Note 4 to the Financial Statements for the impact on the calculation of diluted EPS.

Results of Operations

The following discussion provides a review of results by reportable segment and a description of key factors by segment expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins and significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

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

Segment Results

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations.  This segment also includes LKE's regulated distribution and sale of natural gas.  In addition, the Kentucky Regulated segment is allocated certain financing costs.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2013	2012	% Change

Utility revenues	$800	$705	13
Fuel	231	213	8
Energy purchases	86	74	16
Other operation and maintenance	197	206	(4)
Depreciation	82	86	(5)
Taxes, other than income	12	11	9
Total operating expenses	608	590	3
Other Income (Expense) - net	(2)	(3)	(33)
Interest Expense	55	55
Income Taxes	50	15	233
Net Income Attributable to PPL Shareowners	$85	$42	102

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Kentucky Gross Margins and certain items that management considers special.  See additional detail of these special items in the table below.

Three Months

Kentucky Gross Margins	$75
Other operation and maintenance	10
Depreciation	(9)
Taxes, other than income	(1)
Income Taxes	(29)
Special items, after-tax	(3)
Total	$43

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Lower other operation and maintenance primarily due to $14 million of lower costs due to the timing and scope of scheduled coal plant maintenance outages, partially offset by $4 million of adjustments to regulatory assets and liabilities.

•
Higher depreciation due to environmental costs related to the elimination of the 2005 and 2006 ECR plans now being included in base rates, which added $13 million to depreciation that is excluded from Margins, partially offset by lower depreciation of $5 million due to revised rates that were effective January 1, 2013.  Both of these events are the result of the 2012 Kentucky rate case proceedings.

•	Higher income taxes primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2013	2012

LKE acquisition-related adjustments:
	Income Taxes and Other Operation
Net operating loss carryforward and other tax-related adjustments	and Maintenance		$4
Other:
EEI adjustments, net of tax of $0, $0	Other Income (Expense)-net	$1
Total		$1	$4

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases, returns on additional environmental capital investments, and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

U.K. Regulated Segment

The U.K. Regulated segment consists of WPD's regulated electricity distribution operations and PPL Global.  In addition, the U.K. Regulated segment includes certain U.S. income taxes and certain administrative costs, as well as allocated financing costs.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2013	2012	% Change

Utility revenues	$638	$552	16
Energy-related businesses	10	10
Total operating revenues	648	562	15
Other operation and maintenance	117	113	4
Depreciation	74	67	10
Taxes, other than income	37	36	3
Energy-related businesses	7	5	40
Total operating expenses	235	221	6
Other Income (Expense) - net	120	(20)	700
Interest Expense	107	103	4
Income Taxes	113	53	113
Net Income Attributable to PPL Shareowners	$313	$165	90

The changes in the components of the U.K. Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for certain items that management considers special.  See additional detail of these special items in the table below.

Three Months

U.K.
Utility revenues	$75
Other operation and maintenance	(6)
Interest expense	(3)
Other	(3)
Income taxes	(10)
U.S.
Income taxes	1
Foreign currency exchange rates, after-tax (a)	1
Special items, after-tax	93
Total	$148

(a)	Includes the effect of realized gains (losses) on foreign currency economic hedges.

U.K.

•
Higher utility revenues due to the April 1, 2012 price increases that resulted in $57 million of higher utility revenues, $8 million of additional third-party engineering work, $5 million of higher volumes due primarily to weather and a $5 million reduction of regulatory over-recovery in 2013.

•
Higher other operation and maintenance due to $8 million of additional third-party engineering work and $7 million of higher network maintenance expense, primarily tree trimming, partially offset by $4 million of lower employee-related expenses.

•	Higher income taxes due to higher pre-tax income, which increased income taxes by $16 million, partially offset by $6 million of lower income taxes due to lower tax rates.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2013	2012

Foreign currency-related economic hedges, net of tax of ($42), $7 (a)	Other Income (Expense)-net	$78	$(14)
WPD Midlands acquisition-related adjustments:
Separation benefits, net of tax of $1, $2	Other Operation and Maintenance	(1)	(4)
Other acquisition-related adjustments, net of tax of $0, $0	Other Operation and Maintenance	(2)
Total		$75	$(18)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by higher electricity delivery revenue and lower income taxes, partially offset by higher operation and maintenance expense, higher depreciation and higher interest expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 5, 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes PPL Electric's regulated electricity transmission and distribution operations.  In addition, the Pennsylvania Regulated segment is allocated certain financing costs.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2013	2012	% Change
Utility revenues
External	$512	$457	12
Intersegment	1	1
Total utility revenues	513	458	12
Energy purchases
External	172	153	12
Intersegment	14	21	(33)
Other operation and maintenance	133	140	(5)
Depreciation	43	39	10
Taxes, other than income	30	26	15
Total operating expenses	392	379	3
Other Income (Expense) - net	1	2	(50)
Interest Expense	25	24	4
Income Taxes	33	20	65
Net Income	64	37	73
Net Income Attributable to Noncontrolling Interests		4	(100)
Net Income Attributable to PPL Shareowners	$64	$33	94

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

Three Months

Pennsylvania Gross Delivery Margins	$40
Other operation and maintenance	7
Depreciation	(4)
Other	(3)
Income Taxes	(13)
Noncontrolling Interests	4
Total	$31

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Lower other operation and maintenance primarily due to lower corporate service costs.

•     Higher depreciation due to PP&E additions.

•	Higher income taxes primarily due to the impact of higher pre-tax income.

•	Lower noncontrolling interests due to PPL Electric's June 2012 redemption of all 2.5 million shares of its preference stock.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by higher distribution revenues from a distribution base rate increase and higher transmission margins, partially offset by higher depreciation.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A.  Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's energy marketing and trading activities, as well as its competitive generation operations.  In addition, the Supply segment is allocated certain financing costs.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2013	2012	% Change
Energy revenues
External (a)	$381	$2,290	(83)
Intersegment	14	21	(33)
Energy-related businesses	113	98	15
Total operating revenues	508	2,409	(79)
Fuel (a)	298	211	41
Energy purchases
External (a)	(200)	1,247	(116)
Intersegment	1	1
Other operation and maintenance	235	248	(5)
Depreciation	78	72	8
Taxes, other than income	17	18	(6)
Energy-related businesses	110	97	13
Total operating expenses	539	1,894	(72)
Other Income (Expense) - net	4	5	(20)
Interest Expense	60	48	25
Income Taxes	(41)	171	(124)
Net Income (Loss) Attributable to PPL Shareowners	$(46)	$301	(115)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See additional detail of these special items in the table below.

Three Months

Unregulated Gross Energy Margins	$(107)
Other operation and maintenance	6
Depreciation	(6)
Interest expense	(12)
Other	2
Income Taxes	33
Special items, after-tax	(263)
Total	$(347)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Lower other operation and maintenance primarily due to $15 million of lower costs at eastern fossil and hydroelectric plants largely due to outages in 2012, partially offset by $3 million of additional costs due to the Ironwood Acquisition.

•	Higher depreciation primarily due to the Ironwood Acquisition.

•
Higher interest expense primarily due to financings associated with PPL Ironwood, acquired in April 2012, which increased interest expense by $4 million, and $4 million due to the allocation of interest from a June 2012 PPL Capital Funding debt issuance.

•	Lower income taxes due to lower pre-tax income in 2013, which reduced income taxes by $47 million, partially offset by an $11 million benefit from a state tax rate change recorded in 2012.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2013	2012

Adjusted energy-related economic activity, net, net of tax of $79, ($102)	(a)	$(117)	$150
Impairments:
Adjustments - nuclear decommissioning trust investments, net of tax of $0, ($1)	Other Income (Expense)-net		1
Other:
Counterparty bankruptcy, net of tax of $0, $5 (b)	Other Operation and Maintenance		(6)
Ash basin leak remediation adjustment, net of tax of $0, ($1)	Other Operation and Maintenance		1
Total		$(117)	$146

(a)	See "Reconciliation of Economic Activity" below.
(b)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended March 31, from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months
	2013	2012
Operating Revenues
Unregulated retail electric and gas	$(8)	$10
Wholesale energy marketing	(822)	852
Operating Expenses
Fuel	(1)	2
Energy Purchases	634	(591)
Energy-related economic activity (a)	(197)	273
Option premiums	1
Adjusted energy-related economic activity	(196)	273
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010		21
Adjusted energy-related economic activity, net, pre-tax	$(196)	$252

Adjusted energy-related economic activity, net, after-tax	$(117)	$150

(a)	See Note 14 to the Financial Statements for additional information.

2013 Outlook

Excluding special items, PPL projects lower segment earnings in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher operation and maintenance expense, higher depreciation, and higher financing costs, partially offset by higher capacity prices and higher nuclear generation output despite scheduled outages for both Susquehanna units to implement a long-term solution to turbine blade issues.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

PPL's three non-GAAP financial measures include:

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from the Kentucky Regulated segment's operations.

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

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges and gross receipts tax, which is recorded in "Taxes, other than income".  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "PLR intersegment utility revenue (expense)" in the table below.  PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the premium amortization associated with options and for 2012 the ineffective portion of qualifying cash flow hedges and economic activity realized associated with the monetization of certain full requirement sales contracts in 2010.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in Unregulated Gross Energy Margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles PPL's three non-GAAP financial measures to "Operating Income" for the periods ended March 31.

	2013 Three Months						2012 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$800	$512		$638	(c)	$1,950	$705	$457		$552	(c)	$1,714
PLR intersegment utility
revenue (expense) (d)		(14)	$14					(21)	$21
Unregulated retail
electric and gas			246	(9)	(f)	237			214	9	(f)	223
Wholesale energy marketing
Realized			977	(1)		976			1,204	4	(e)	1,208
Unrealized economic
activity				(822)	(f)	(822)				852	(f)	852
Net energy trading margins			(11)			(11)			8			8
Energy-related businesses				127		127				107		107
Total Operating Revenues	800	498	1,226	(67)		2,457	705	436	1,447	1,524		4,112

Operating Expenses
Fuel	231		299	(1)	(f)	529	213		214	(3)	(f)	424
Energy purchases
Realized	86	172	436	(3)		691	74	153	636	20	(e)	883
Unrealized economic
activity				(634)	(f)	(634)				591	(f)	591
Other operation and
maintenance	25	22	5	624		676	22	22	4	658		706
Depreciation				284		284	13			251		264
Taxes, other than income		28	8	60		96		25	8	58		91
Energy-related businesses				122		122				102		102
Intercompany eliminations		(1)	1					(1)	1
Total Operating Expenses	342	221	749	452		1,764	322	199	863	1,677		3,061
Total	$458	$277	$477	$(519)		$693	$383	$237	$584	$(153)		$1,051
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.

(e)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three months ended March 31, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" includes a net pre-tax loss of $21 million related to the monetization of certain full-requirement sales contracts.

(f)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

Changes in Non-GAAP Financial Measures

The following table shows PPL's three non-GAAP financial measures for the periods ended March 31 as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months
	2013	2012	Change

Kentucky Gross Margins	$458	$383	$75
PA Gross Delivery Margins by Component
Distribution	$224	$189	$35
Transmission	53	48	5
Total	$277	$237	$40

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$430	$489	$(59)
Western U.S.	58	87	(29)
Net energy trading	(11)	8	(19)
Total	$477	$584	$(107)

Kentucky Gross Margins

Margins increased for the three months ended March 31, 2013 compared with 2012 due to higher base rates of $31 million, higher volumes of $19 million, environmental costs added to base rates of $18 million and increased environmental investments of $7 million.

The increase in base rates was the result of new KPSC rates going into effect on January 1, 2013.  The increase in volumes was attributable to colder weather in 2013 compared with 2012.  Total heating degree days increased 41%.  The environmental costs added to base rates was due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate case.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013.

Pennsylvania Gross Delivery Margins

Distribution

Margins increased for the three months ended March 31, 2013 compared with 2012 primarily due to a $13 million favorable effect of mild weather in 2012 and a $19 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013 as a result of the 2012 rate case and higher volumes of $3 million.

Transmission

Margins increased for the three months ended March 31, 2013 compared with 2012 primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

The change in non-trading margins for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Baseload energy prices	$(125)
Coal prices	(10)
Nuclear fuel prices	(6)
Full-requirement sales contracts	5
Intermediate and peaking capacity prices	5
Baseload capacity prices	6
Intermediate and peaking Spark Spreads	14
Ironwood acquisition which eliminated tolling expense	15
Net economic availability of coal and hydroelectric plants	32
Other	5
Total	$(59)

Western U.S.

Non-trading margins for the three months ended March 31, 2013 compared with 2012 were lower due to $43 million of lower wholesale prices, partially offset by $12 million of higher wholesale volumes.

Net Energy Trading Margins

Net energy trading margins for the three months ended March 31, 2013 compared with 2012 decreased as a result of lower margins of $16 million on gas positions due to higher prices.

Utility Revenues

The increase (decrease) in utility revenues for the period ended March 31, 2013 compared with 2012 was due to:

Three Months
Domestic:
PPL Electric (a)	$55
LKE (b)	95
Total Domestic	150

U.K.:
Price (c)	57
Volume	5
Recovery of allowed revenues	5
Foreign currency exchange rates	10
Other (d)	9
Total U.K.	86
Total	$236

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	Due to price increases effective April 1, 2012.
(d)	This increase is primarily due to $8 million of third-party engineering work, which is offset by expenses in "Other operation and maintenance".

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2013 compared with 2012 was due to:

Three Months
Domestic:
Uncollectible accounts (a)	$(16)
LKE coal plant outages (b)	(14)
Costs at eastern fossil and hydroelectric plants (c)	(11)
Pension and postretirement costs	4
Other	2
U.K.:
Third-party engineering work (d)	8
Network maintenance expense (e)	7
Employee related expenses	(4)
Severance compensation	(4)
Other	(2)
Total	$(30)

(a)	The decrease is primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011. $11 million of damages billed to SMGT were fully reserved in 2012.

(b)	The decrease is primarily due to the timing and scope of scheduled outages.
(c)
The decrease is primarily due to Brunner Island Unit 3 outage costs of $15 million in 2012 compared with no major outage costs in 2013, partially offset by $3 million of additional costs due to the Ironwood Acquisition.

(d)	These expenses are offset by revenues reflected in "Utility" on the Statements of Income.
(e)	The increase is primarily due to higher tree trimming expense.

Depreciation

The increase (decrease) in depreciation for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Additions to PP&E	$21
LKE lower depreciation rates effective January 1, 2013	(5)
Ironwood Acquisition	6
Other	(2)
Total	$20

Other Income (Expense) - net

The $139 million increase in other income (expense) - net for the three months ended March 31, 2013 compared with 2012 was primarily due to $119 million of realized and unrealized gains on economic foreign currency contracts compared with losses in 2012 of $18 million.

See Note 12 to the Financial Statements for further details.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Long-term debt interest expense (a)	$14
Ironwood Acquisition (b)	4
Other	3
Total	$21

(a)
The increase was primarily due to PPL Capital Funding's June 2012 issuance of $400 million, 4.2% Senior Notes due 2022 and October 2012 issuance of $400 million, 3.5% Senior Notes due 2022.  Also, contributing to the increase was higher accretion expense on WPD index linked bonds and interest on WPD (East Midlands') April 2012 issuance of £100 million, 5.25% Senior Notes due 2023.

(b)	The increase was due to financings associated with the Ironwood Acquisition.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Lower pre-tax book income	$(119)
Foreign tax reserve adjustments	(3)
Net operating loss carryforward adjustments (a)	6
State deferred tax rate change (b)	11
Other	(3)
Total	$(108)

(a)	During the three months ended March 31, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(b)	During the three months ended March 31, 2012, PPL recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$853	$901
Short-term debt	$1,061	$652

At March 31, 2013, $335 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2012 Form 10-K for additional information on undistributed earnings of WPD.

The $48 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $828 million;
•	the payment of $210 million of common stock dividends;
•	a $52 million net increase in restricted cash and cash equivalents; and
•	$24 million of contract adjustment payments; partially offset by
•	proceeds of $432 million from the issuance of long-term debt, net of costs;
•	net increase in short-term debt of $416 million; and
•	net cash provided by operating activities of $244 million.

PPL's cash provided by operating activities decreased by $484 million for the three months ended March 31, 2013 compared with 2012.  The decrease was primarily due to:

•
a $336 million increase in cash used by components of working capital (primarily due to changes in accounts receivable of $219 million resulting from higher base rates and favorable effects of weather and counterparty collateral of $129 million); and

•	a $221 million increase in defined benefit plans funding; partially offset by
•	a $72 million increase in net income, when adjusted for non-cash components.

Capital expenditures increased by $146 million for the three months ended March 31, 2013 compared with 2012, primarily due to the Susquehanna-Roseland transmission project and environmental projects at Mill Creek and Ghent, and construction of Cane Run Unit 7.

Credit Facilities

PPL maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At March 31, 2013, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

PPL Energy Supply Credit Facilities (a)	$3,200		$764	$2,436
PPL Electric Credit Facilities (b)	400		126	274
LG&E Syndicated Credit Facility	500		70	430
KU Credit Facilities (c)	598		313	285
Total Domestic Credit Facilities (d)	$4,698		$1,273	$3,425

PPL WW Syndicated Credit Facility (e)	£210	£109	n/a	£101
WPD (South West) Syndicated Credit Facility	245		n/a	245
WPD (East Midlands) Syndicated Credit Facility (f)	300	65		235
WPD (West Midlands) Syndicated Credit Facility	300			300
Total WPD Credit Facilities (g)	£1,055	£174		£881

(a)	In February 2013, PPL Energy Supply extended a letter of credit facility expiration date from March 2013 and, effective April 2013, the capacity was reduced to $150 million.
(b)
Committed capacity includes a $100 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $100 million from a commercial paper conduit sponsored by a financial institution.  At March 31, 2013, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was $100 million.

(c)	In May 2013, KU extended its $198 million letter of credit facility to May 2016.
(d)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

(e)
In December 2012, the PPL WW syndicated credit facility that was set to expire in January 2013 was replaced and the capacity was increased from £150 million.  The amount borrowed at March 31, 2013 was a USD-denominated borrowing of $171 million, which equated to £109 million at the time of borrowing and bore interest at 1.9034%.

(f)	The amount borrowed at March 31, 2013 was a GBP-denominated borrowing of £65 million, which equated to $99 million and bore interest at 1.30%.
(g)
At March 31, 2013, the USD equivalent of unused capacity under WPD's committed credit facilities was $1.3 billion.  The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Energy Supply maintains a commercial paper program for up to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At March 31, 2013 and December 31, 2012, PPL Energy Supply had $481 million and $356 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.38% and 0.50%.

PPL Electric maintains a commercial paper program for up to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At March 31, 2013, PPL Electric had $125 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.39%.  PPL Electric had no commercial paper outstanding at December 31, 2012.

In April 2013, LG&E and KU each increased the capacity of their commercial paper programs from $250 million to $350 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  At March 31, 2013 and December 31, 2012, LG&E had $70 million and $55 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.36% and 0.42%.  At March 31, 2013 and December 31, 2012, KU had $115 million and $70 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.36% and 0.42%.

Long-term Debt and Equity Securities

See "Overview" above for information regarding equity forward agreements and the 2010 Equity Units.

In March 2013, PPL Capital Funding issued $450 million of its 5.90% Junior Subordinated Notes due 2073.  PPL Capital Funding received proceeds of $436 million, net of underwriting fees, which will be loaned to or invested in affiliates of PPL Capital Funding and used to fund their capital expenditures and other general corporate purposes.

In addition, PPL has reduced the estimate of its plans to issue new shares of common stock in 2013 by $100 million from the $350 million reported in its 2012 Form 10-K.

Common Stock Dividends

In February 2013, PPL declared its quarterly common stock dividend, payable April 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL and its subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies took the following actions related to PPL and its subsidiaries during 2013:

In February 2013, Moody's upgraded its rating, from B2 to Ba1, and revised the outlook from under review to stable for PPL Ironwood.

In March 2013, S&P, Moody's and Fitch assigned ratings of BB+, Ba1 and BB+ to PPL Capital Funding's $450 million 5.90% Junior Subordinated Notes due 2073.  Fitch also assigned a stable outlook to these notes.

In April 2013, Fitch affirmed the BBB- rating and stable outlook at PPL Montana.

Ratings Triggers

PPL and PPL Energy Supply have various contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions that require PPL and PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2013.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2012 Form 10-K.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 14 to the Financial Statements for additional information.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended March 31.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2013	2012

Fair value of contracts outstanding at the beginning of the period	$473	$1,082
Contracts realized or otherwise settled during the period	(137)	(279)
Fair value of new contracts entered into during the period (a)	9	(1)
Other changes in fair value	(116)	413
Fair value of contracts outstanding at the end of the period	$229	$1,215

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at March 31, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$238	$(21)	$(8)	$6	$215
Prices based on significant unobservable inputs (Level 3)	(1)	12	3		14
Fair value of contracts outstanding at the end of the period	$237	$(9)	$(5)	$6	$229

PPL sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts range in maturity through 2017.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended March 31.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2013	2012

Fair value of contracts outstanding at the beginning of the period	$29	$(4)
Contracts realized or otherwise settled during the period	(2)
Fair value of new contracts entered into during the period (a)	(12)	6
Fair value of contracts outstanding at the end of the period	$15	$2

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments (Level 1)	$1				$1
Prices based on significant observable inputs (Level 2)	5	$9			14
Fair value of contracts outstanding at the end of the period	$6	$9			$15

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the periods was as follows.

	Trading VaR	Non-Trading VaR
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2013
95% Confidence Level, Five-Day Holding Period
Period End	$6	$8
Average for the Period	5	9
High	6	9
Low	3	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2013.

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

At March 31, 2013, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at March 31, 2013 would increase the fair value of its debt portfolio by $563 million.

At March 31, 2013, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$1,148	$12	$(35)
Cross-currency swaps (d)	1,262	82	(171)
Economic activity
Interest rate swaps (e)	179	(55)	(3)

(a)	Includes accrued interest, if applicable.
(b)
Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.  Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.

(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or liabilities, if recoverable through regulated rates.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  The positions outstanding at March 31, 2013 mature through 2043.

(d)
PPL utilizes cross-currency swaps to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The positions outstanding at March 31, 2013 mature through 2028.

(e)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic positions are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at March 31, 2013 mature through 2033.

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

PPL had the following foreign currency hedges outstanding March 31, 2013:
			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£162	$15	$(25)
Economic activity (c)	1,175	78	(167)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding at March 31, 2013 mature through 2013.  Excludes the amount of an intercompany loan classified as a net investment hedge.  See Note 14 to the Financial Statements for additional information.

(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at March 31, 2013 mature through 2015.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At March 31, 2013, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2013, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $55 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2012 Form 10-K for additional information.

Foreign Currency Translation

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in this exchange rate resulted in a foreign currency translation loss of $256 million for the three months ended March 31, 2013, which primarily reflected a $696 million decrease to PP&E and goodwill offset by a decrease of $440 million to net liabilities.  Changes in this exchange rate resulted in a foreign currency translation gain of $76 million for the three months ended March 31, 2012, which primarily reflected a $188 million increase to PP&E and goodwill offset by an increase of $112 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply, PPL Electric, LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL.

Acquisitions, Development and Divestitures

PPL from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of PPL's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs for their products or their demand for PPL's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL has hydro generating facilities or where river water is used to cool its fossil and nuclear powered generators.  PPL cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
On April 19, 2013, the EPA issued proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash handling and metal cleaning wastes, as well as new limits for scrubber wastewater, gasification wastewater and landfill leachate.  The proposal contains several alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL will work with industry groups to comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, PPL is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all PPL-owned steam electric plants in Pennsylvania, Kentucky, and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction of any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be significant, depending on the structure and stringency of the final rule.  PPL, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of its Kentucky plants.  Additionally, PPL is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  The anticipated retirements of certain coal-fired electric generating units are in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place.  PPL plants in Pennsylvania and Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze - Montana
The EPA signed its final Federal Implementation Plan of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for Corette (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL's 2012 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment (excluding investments), loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL's 2012 Form 10-K for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Energy Supply and its business strategy, a summary of Net Income Attributable to PPL Energy Supply Member and a discussion of certain events related to PPL Energy Supply's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile.  This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Energy Supply's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.

Business Strategy

PPL Energy Supply's strategy is to achieve disciplined optimization of energy supply margins while mitigating volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its competitive generation and marketing portfolios.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability during the current and projected period of low commodity prices by controlling its capital and operation and maintenance expenditures.

To manage financing costs and access to credit markets, a key objective for PPL Energy Supply is to maintain a strong credit profile and liquidity position.  In addition, PPL Energy Supply has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income (Loss) Attributable to PPL Energy Supply Member

Net Income (Loss) Attributable to PPL Energy Supply Member for the three months ended March 31, 2013 was $(38) million compared to $309 million in 2012, representing a 112% decrease.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Economic and Market Conditions

Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, fuel transportation costs and other costs.  Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development.  As a result of these factors, lower future energy margins are expected to continue compared to the energy margins in 2012.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, as well as its hedging strategies.

PPL Energy Supply continues to monitor its Corette plant (which as previously announced will be placed in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the MATS beginning in April 2015) for impairment.  The Corette plant asset group's carrying value at March 31, 2013 was $65 million.  Although the Corette plant was not impaired at March 31, 2013, it is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.

PPL Energy Supply cannot predict the future impact that economic and market conditions and regulatory requirements may have on its financial condition or results of operations.

Susquehanna Turbine Blade Inspection

In the spring of 2013, PPL Energy Supply will begin making modifications to address the causes of turbine blade cracking at the Susquehanna nuclear plant that was first identified in 2011.  The modifications will be made during the Unit 2 refueling outage and an additional planned outage for Unit 1.  Following completion of the modifications, PPL Energy Supply plans to continue monitoring the turbine blades using enhanced diagnostic equipment.

Results of Operations

The following discussion provides a summary of PPL Energy Supply's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Unregulated Gross Energy Margins by region and principal line items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income (Loss) Attributable to PPL Energy Supply Member for the periods ended March 31 was:

	Three Months
	2013	2012

Net Income (Loss) Attributable to PPL Energy Supply Member	$(38)	$309

The changes in the components of Net Income (Loss) Attributable to PPL Energy Supply Member between these periods were due to the following factors, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See additional detail of these special items in the tables below.

Three Months

Unregulated Gross Energy Margins	$(107)
Other operation and maintenance	13
Depreciation	(14)
Interest Expense	(9)
Income Taxes	33
Special items, after-tax	(263)
Total	$(347)

•	See "Statement of Income Analysis - Unregulated Gross Energy Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Lower other operation and maintenance primarily due to $15 million of lower costs at eastern fossil and hydroelectric plants largely due to outages in 2012, partially offset by $3 million of additional costs due to the Ironwood Acquisition.

•	Higher depreciation primarily due to the Ironwood Acquisition.

•
Higher interest expense primarily due to financings associated with PPL Ironwood, acquired in April 2012, which increased interest expense by $4 million and $3 million due to lower capitalized interest.

•	Lower income taxes due to lower pre-tax income in 2013, which reduced income taxes by $47 million, partially offset by an $11 million benefit from a state tax rate change recorded in 2012.

The following after-tax gains (losses), which management considers special items, also impacted the results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2013	2012

Adjusted energy-related economic activity, net, net of tax of $79, ($102)	(a)	$(117)	$150
Impairments:
Adjustments - nuclear decommissioning trust investments, net of tax of $0, ($1)	Other Income (Expense)-net		1
Other:
Counterparty bankruptcy, net of tax of $0, $5 (b)	Other Operation and Maintenance		(6)
Ash basin leak remediation adjustment, net of tax of $0, ($1)	Other Operation and Maintenance		1
Total		$(117)	$146

(a)	See "Reconciliation of Economic Activity" below.
(b)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended March 31, from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months
	2013	2012
Operating Revenues
Unregulated retail electric and gas	$(8)	$10
Wholesale energy marketing	(822)	852
Operating Expenses
Fuel	(1)	2
Energy Purchases	634	(591)
Energy-related economic activity (a)	(197)	273
Option premiums	1
Adjusted energy-related economic activity	(196)	273
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010		21
Adjusted energy-related economic activity, net, pre-tax	$(196)	$252

Adjusted energy-related economic activity, net, after-tax	$(117)	$150

(a)	See Note 14 to the Financial Statements for additional information.

2013 Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher operation and maintenance expense, higher depreciation, and higher financing costs, partially offset by higher capacity prices and higher nuclear generation output despite scheduled outages for both Susquehanna units to implement a long-term solution to turbine blade issues.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Energy Supply's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, and gross receipts tax, which is recorded in "Taxes, other than income".  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the premium amortization associated with options and for 2012 the ineffective portion of qualifying cash flow hedges and economic activity realized associated with the monetization of certain full-requirement sales contracts in 2010.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage PPL Energy Supply's operations, analyze actual results compared with budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Unregulated Gross Energy Margins" as defined by PPL Energy Supply to "Operating Income" for the periods ended March 31.

	2013 Three Months				2012 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$977	$(1)		$976	$1,204	$4	(c)	$1,208
Unrealized economic activity		(822)	(d)	(822)		852	(d)	852
Wholesale energy marketing
to affiliate	14			14	21			21
Unregulated retail electric and gas	246	(8)	(d)	238	214	10	(d)	224
Net energy trading margins	(11)			(11)	8			8
Energy-related businesses		113		113		96		96
Total Operating Revenues	1,226	(718)		508	1,447	962		2,409

Operating Expenses
Fuel	299	(1)	(d)	298	214	(3)	(d)	211
Energy purchases
Realized	436	(2)		434	636	23	(c)	659
Unrealized economic activity		(634)	(d)	(634)		591	(d)	591
Energy purchases from affiliate	1			1	1			1
Other operation and maintenance	5	230		235	4	251		255
Depreciation		78		78		64		64
Taxes, other than income	8	9		17	8	10		18
Energy-related businesses		110		110		92		92
Total Operating Expenses	749	(210)		539	863	1,028		1,891
Total	$477	$(508)		$(31)	$584	$(66)		$518

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three months ended March 31, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" includes a net pre-tax loss of $21 million related to the monetization of certain full-requirement sales contracts.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

Changes in Non-GAAP Financial Measures

Unregulated Gross Energy Margins are generated through PPL Energy Supply's competitive non-trading and trading activities.  PPL Energy Supply's non-trading energy business is managed on a geographic basis that is aligned with its generation fleet.  The following table shows PPL Energy Supply's non-GAAP financial measure, Unregulated Gross Energy Margins, for the periods ended March 31, as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months
	2013	2012	Change

Non-trading
Eastern U.S.	$430	$489	$(59)
Western U.S.	58	87	(29)
Net energy trading	(11)	8	(19)
Total	$477	$584	$(107)

Unregulated Gross Energy Margins

Eastern U.S.

The change in non-trading margins for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Baseload energy prices	$(125)
Coal prices	(10)
Nuclear fuel prices	(6)
Full-requirement sales contracts	5
Intermediate and peaking capacity prices	5
Baseload capacity prices	6
Intermediate and peaking Spark Spreads	14
Ironwood acquisition which eliminated tolling expense	15
Net economic availability of coal and hydroelectric plants	32
Other	5
Total	$(59)

Western U.S.

Non-trading margins for the three months ended March 31, 2013 compared with 2012 were lower due to $43 million of lower wholesale prices, partially offset by $12 million of higher wholesale volumes.

Net Energy Trading Margins

Net energy trading margins for the three months ended March 31, 2013 compared with 2012 decreased as a result of lower margins of $16 million on gas positions due to higher prices.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Uncollectible accounts (a)	$(11)
Costs at eastern fossil and hydroelectric plants (b)	(11)
Other	2
Total	$(20)

(a)	The decrease is primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011. $11 million of damages billed to SMGT were fully reserved in 2012.
(b)
The decrease is primarily due to Brunner Island Unit 3 outage costs of $15 million in 2012 compared with no major outage costs in 2013, partially offset by $3 million of additional costs due to the Ironwood Acquisition.

Depreciation

Depreciation increased by $14 million for the three months ended March 31, 2013 compared with 2012, primarily due to $10 million related to PP&E additions and $6 million attributable to the Ironwood Acquisition.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Ironwood Acquisition (a)	$4
Capitalized interest	3
Other	2
Total	$9

(a)	The increase was due to financings associated with the Ironwood Acquisition.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Lower pre-tax book income	$(225)
State deferred tax rate change (a)	11
Other	2
Total	$(212)

(a)	During the three months ended March 31, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$147	$413
Short-term debt	$481	$356

The $266 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	distributions to member of $313 million;
•	capital expenditures of $124 million;
•	a net increase in restricted cash and cash equivalents of $59 million;
•	net cash provided by operating activities of $125 million; and
•	a net increase in short-term debt of $125 million.

PPL Energy Supply's cash provided by operating activities decreased by $129 million for the three months ended March 31, 2013, compared with 2012.  This was primarily due to a $45 million increase in cash used by working capital components, a decrease in net income when adjusted for non-cash components of $31 million and a $36 million increase in defined benefit plans funding.

Credit Facilities

PPL Energy Supply maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At March 31, 2013, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

Syndicated Credit Facility	$3,000		$641	$2,359
Letter of Credit Facility (a)	200	n/a	123	77
Total PPL Energy Supply Credit Facilities (b)	$3,200		$764	$2,436

(a)	In February 2013, PPL Energy Supply extended the expiration date from March 2013 and, effective April 2013, the capacity was reduced to $150 million.
(b)
The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

PPL Energy Supply maintains a commercial paper program up to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At March 31, 2013 and December 31, 2012, PPL Energy Supply had $481 million and $356 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.38% and 0.50%.

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

A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL Energy Supply and its subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies took the following actions related to PPL Energy Supply and its subsidiaries in 2013:

In February 2013, Moody's upgraded its rating, from B2 to Ba1, and revised the outlook from under review to stable for PPL Ironwood.

In April 2013, Fitch affirmed the BBB- rating and stable outlook at PPL Montana.

Ratings Triggers

PPL Energy Supply has various contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions that require PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2013.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2012 Form 10-K.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 14 to the Financial Statements for additional information.

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the period ended March 31.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2013	2012

Fair value of contracts outstanding at the beginning of the period	$473	$1,082
Contracts realized or otherwise settled during the period	(137)	(279)
Fair value of new contracts entered into during the period (a)	9	(1)
Other changes in fair value	(116)	413
Fair value of contracts outstanding at the end of the period	$229	$1,215

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at March 31, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$238	$(21)	$(8)	$6	$215
Prices based on significant unobservable inputs (Level 3)	(1)	12	3		14
Fair value of contracts outstanding at the end of the period	$237	$(9)	$(5)	$6	$229

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2017.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the period ended March 31.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months
	2013	2012

Fair value of contracts outstanding at the beginning of the period	$29	$(4)
Contracts realized or otherwise settled during the period	(2)
Fair value of new contracts entered into during the period (a)	(12)	6
Fair value of contracts outstanding at the end of the period	$15	$2

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments (Level 1)	$1				$1
Prices based on significant observable inputs (Level 2)	5	$9			14
Fair value of contracts outstanding at the end of the period	$6	$9			$15

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the periods was as follows.

	Trading VaR	Non-Trading VaR
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2013
95% Confidence Level, Five-Day Holding Period
Period End	$6	$8
Average for the Period	5	9
High	6	9
Low	3	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2013.

Interest Rate Risk

PPL Energy Supply and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at March 31, 2013.

At March 31, 2013, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at March 31, 2013 would increase the fair value of its debt portfolio by $47 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At March 31, 2013, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2013, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $55 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2012 Form 10-K for additional information.

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

Acquisitions, Development and Divestitures

PPL Energy Supply from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of PPL Energy Supply's business. The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products or their demand for PPL Energy Supply's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL Energy Supply's generation assets as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL Energy Supply has hydro generating facilities or where river water is used to cool its fossil and nuclear powered generators.  PPL Energy Supply cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
On April 19, 2013, the EPA issued proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash handling and metal cleaning wastes, as well as new limits for scrubber wastewater, gasification wastewater and landfill leachate.  The proposal contains several alternative approaches, some of which could significantly impact PPL Energy Supply's coal-fired plants.  PPL Energy Supply will work with industry groups to comment on the proposed regulation.  A final regulation is expected in May 2014.  At the present time, PPL Energy Supply is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structures Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plants cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all PPL Energy Supply-owned steam electric plants in Pennsylvania and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL Energy Supply's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction on any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be significant, depending on the structure and stringency of the final rule.  PPL Energy Supply, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL Energy Supply is generally well-positioned to comply with MATS due to its recent investment in, and installation of, environmental controls such as wet flue gas desulfurization systems.  PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the U.S. Court of Appeals for the District of Columbia. Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place.  PPL Energy Supply plants in Pennsylvania will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze - Montana
The EPA signed its final Federal Implementation Plan of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for Corette (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2012 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment (excluding investments), loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Energy Supply's 2012 Form 10-K for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Electric and its business strategy, a summary of Net Income Available to PPL and a discussion of certain events related to PPL Electric's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

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

Business Strategy

PPL Electric's strategy for its regulated electricity delivery business is to provide safe, reliable service to its customers and achieve stable, long-term growth in earnings and rate base.  Rate base is expected to grow as a result of significant capital expenditure programs aimed at maintaining existing assets and improving system reliability.  PPL Electric is focused on timely recovery of costs, efficient operations, strong customer service and constructive regulatory relationships.

To manage financing costs and access to credit markets and to fund its capital expenditure program, a key objective for PPL Electric is to maintain a strong credit profile and strong liquidity position.

Timely recovery of costs to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets, is required in order to maintain strong cash flows and a strong credit profile.  Traditionally, such cost recovery would be pursued through periodic base rate case proceedings with the PUC.  As such costs continue to increase, more frequent rate case proceedings may be required or an alternative rate making process would need to be implemented in order to achieve more timely recovery.  See "Legislation - Regulatory Procedures and Mechanisms" below for information on Pennsylvania's new alternative rate-making mechanism.

Transmission costs are recovered through a FERC Formula Rate mechanism, which is updated annually for costs incurred and assets placed in service.  Accordingly, increased costs, including those related to the replacement of aging transmission assets and the PJM-approved Regional Transmission Line Expansion Plan, are recovered on a timely basis.

Financial and Operational Developments

Net Income Available to PPL

Net Income Available to PPL for the three months ended March 31, 2013 was $64 million compared to $33 million in 2012, representing a 94% increase.

See "Results of Operations" below for further discussion and analysis of PPL Electric's earnings.

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

Legislation - Regulatory Procedures and Mechanisms

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a final implementation order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.  In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.

The PUC approved the LTIIP on January 10, 2013 and, on January 15, 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  Several parties have filed responses to PPL Electric's petition.  The case remains pending before the PUC.  PPL Electric does not expect any new rates to be effective before the third quarter of 2013.

FERC Formula Rates

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form No. 1, filed under FERC's Uniform System of Accounts (USOA).  PPL Electric must follow FERC's USOA, which requires subsidiaries to be presented, for FERC reporting purposes, using the equity method of accounting unless a waiver has been issued.  The FERC has granted waivers of this requirement to other utilities when such waiver would more accurately present the integrated operations of the utilities and their subsidiaries.  In March 2013, as part of a routine FERC audit of PPL and its subsidiaries, PPL Electric determined that it never obtained a waiver of the use of the equity method of accounting for PPL Receivables Corporation (PPL Receivables).  PPL Receivables is a wholly owned subsidiary of PPL Electric, formed in 2004 to purchase eligible accounts receivable and unbilled revenue of PPL Electric to collateralize commercial paper issuances to reduce borrowing costs.  In March 2013, PPL Electric filed a request for waiver with FERC that, if approved, would allow it to continue to consolidate the results of PPL Receivables with the results of PPL Electric, as it has done since 2004.  While PPL Electric may ultimately be successful in obtaining a waiver from FERC, FERC may require PPL Electric to re-issue one or more of its prior FERC Form No. 1 filings in either the audit proceeding or the waiver proceeding.  If re-issuance of FERC Form No. 1 filings were required by FERC, PPL Electric's revenue requirement calculated under the formula rate could be negatively impacted.  The impact, if any, is not known at this time but could range between $0 and $40 million, pre-tax.  PPL Electric cannot predict the outcome of the waiver or audit proceedings, which remain pending before the FERC.

Results of Operations

The following discussion provides a summary of PPL Electric's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Pennsylvania Gross Delivery Margins by component and principal line items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Available to PPL for the periods ended March 31 was:

	Three Months
	2013	2012

Net Income Available to PPL	$64	$33

The changes in the components of Net Income Available to PPL between these periods were due to the following factors which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

Three Months

Pennsylvania Gross Delivery Margins	$40
Other operation and maintenance	7
Depreciation	(4)
Other	(3)
Income Taxes	(13)
Distributions on Preference Stock	4
Total	$31

•	See "Statement of Income Analysis - Pennsylvania Gross Delivery Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Lower other operation and maintenance primarily due to lower corporate service costs.

•     Higher depreciation due to PP&E additions.

•	Higher income taxes primarily due to the impact of higher pre-tax income.

•	Lower distributions on preference stock due to the June 2012 redemption of all 2.5 million shares of preference stock.

2013 Outlook

Excluding special items, PPL Electric projects higher earnings in 2013 compared with 2012, primarily driven by higher distribution revenues from a distribution base rate increase and higher transmission margins, partially offset by higher depreciation.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Electric's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Pennsylvania Gross Delivery Margins" as defined by PPL Electric to "Operating Income" for the periods ended March 31.

	2013 Three Months			2012 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$512		$512	$457		$457
Electric revenue from affiliate	1		1	1		1
Total Operating Revenues	513		513	458		458

Operating Expenses
Energy purchases	172		172	153		153
Energy purchases from affiliate	14		14	21		21
Other operation and maintenance	22	$111	133	22	$118	140
Depreciation		43	43		39	39
Taxes, other than income	28	2	30	25	1	26
Total Operating Expenses	236	156	392	221	158	379
Total	$277	$(156)	$121	$237	$(158)	$79

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended March 31, as well as the change between periods.  The factors that gave rise to the change are described below the table.

	Three Months
	2013	2012	Change
PA Gross Delivery Margins by Component
Distribution	$224	$189	$35
Transmission	53	48	5
Total	$277	$237	$40

Distribution

Margins increased for the three months ended March 31, 2013 compared with 2012 primarily due to a $13 million favorable effect of mild weather in 2012 and a $19 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013 as a result of the 2012 rate case and higher volumes of $3 million.

Transmission

Margins increased for the three months ended March 31, 2013 compared with 2012 primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Uncollectible accounts	$(2)
Corporate service costs (a)	(5)
Total	$(7)

(a)	The decrease is partially due to $2 million of storm insurance policy premiums for coverage that was in place in 2012 but was not renewed in 2013.

Depreciation

Depreciation increased by $4 million for the three months ended March 31, 2013 compared with 2012, primarily due to PP&E additions as part of ongoing investments to enhance system reliability.

Taxes, Other Than Income

Taxes, other than income increased by $4 million for the three months ended March 31, 2013 compared with 2012, primarily due to higher Pennsylvania gross receipts tax expense due to higher retail electricity revenue.  This tax is included in "Pennsylvania Gross Delivery Margins."

Financing Costs

Financing costs, which consist of "Interest Expense" and "Distributions on Preference Stock," decreased by $3 million for the three months ended March 31, 2013, compared with 2012.  The decrease was primarily due to the June 2012 redemption of all 2.5 million shares of preference stock.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Higher pre-tax book income	$16
Depreciation not normalized	(2)
Other	(1)
Total	$13

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$31	$140
Short-term debt	$125

The $109 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $189 million;
•	net cash used in operating activities of $77 million;
•	the payment of $25 million of common stock dividends to parent; partially offset by
•	a net increase in short-term debt of $125 million; and
•	contributions from parent of $60 million.

PPL Electric's cash used in operating activities increased by $67 million for the three months ended March 31, 2013 compared with 2012.  The increase was a net effect of:

•
a $77 million increase in cash used by components of working capital (primarily due to a $76 million change in accounts receivable resulting from higher base rates and favorable effects of weather); and

•	a $34 million increase in defined benefit plan funding; partially offset by
•	a $27 million increase in net income.

Credit Facilities

PPL Electric maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At March 31, 2013, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

Syndicated Credit Facility (a)	$300		$126	$174
Asset-backed Credit Facility (b)	100		n/a	100
Total PPL Electric Credit Facilities	$400		$126	$274

(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 5% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $100 million from a commercial paper conduit sponsored by a financial institution.  At March 31, 2013, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was $100 million.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At March 31, 2013, PPL Electric had $125 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.39%.  PPL Electric had no commercial paper outstanding at December 31, 2012.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL Electric.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

A downgrade in PPL Electric's credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL Electric does not have credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies did not take any actions related to PPL Electric in 2013.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2012 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric issues debt to finance its operations, which exposes it to interest rate risk.  At March 31, 2013, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at March 31, 2013 would increase the fair value of its debt portfolio by $71 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2012 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL Electric's electricity transmission and distribution systems, as well as impacts on customers.  PPL Electric cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Electric's 2012 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes, regulatory assets and liabilities, and revenue recognition - unbilled revenue.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Electric's 2012 Form 10-K for a discussion of each critical accounting policy.

LG&E AND KU ENERGY LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with LKE's Condensed Consolidated Financial Statements and the accompanying Notes and with LKE's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LKE and its business strategy, a summary of Net Income and a discussion of certain events related to LKE's results of operations and financial condition.

•
"Results of Operations" provides a summary of LKE's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on LKE's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of LKE's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of LKE's risk management programs relating to market and credit risk.

Overview

Introduction

LKE, headquartered in Louisville, Kentucky, is a holding company and a wholly owned subsidiary of PPL.  LKE has regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets.  LG&E and KU are engaged in the generation, transmission, distribution and sale of electric energy. LG&E also engages in the distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.

Business Strategy

LKE's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its member.

A key objective for LKE is to maintain a strong credit profile through managing financing costs and access to credit markets.  LKE continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

Net Income for the three months ended March 31, 2013 was $96 million compared to $53 million in 2012 representing an 81% increase over 2012.

See "Results of Operations" for a discussion and analysis of LKE's earnings.

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Results of Operations

The following discussion provides a summary of LKE's earnings and a description of key factors expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Margins and principal line items on LKE's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the period ended March 31 was:

	Three Months
	2013	2012

Net Income	$96	$53

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins and certain items that management considers special.  See additional detail of these special items in the table below.

Three Months

Margins	$75
Other operation and maintenance	10
Depreciation	(9)
Taxes, other than income	(1)
Interest Expense	1
Income Taxes	(30)
Special items, after-tax	(3)
Total	$43

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Lower other operation and maintenance primarily due to $14 million of lower costs due to the timing and scope of scheduled coal plant maintenance outages, partially offset by $4 million of adjustments to regulatory assets and liabilities.

•
Higher depreciation due to environmental costs related to the elimination of the 2005 and 2006 ECR plans now being included in base rates, which added $13 million to depreciation that is excluded from Margins, partially offset by lower depreciation of $5 million due to revised rates that were effective January 1, 2013.  Both of these events are the result of the 2012 Kentucky rate case proceedings.

•	Higher income taxes primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted earnings during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2013	2012

EEI adjustments	Other Income (Expense) - net	$1
Net operating loss carryforward and other tax-related adjustments	Income Taxes and Other O&M		$4
Total		$1	$4
2013 Outlook

Excluding special items, LKE projects higher earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases, returns on additional environmental capital investments and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LKE's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LKE's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LKE's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Margins" to "Operating Income" as defined by LKE for the periods ended March 31.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$800		$800	$705		$705
Operating Expenses
Fuel	231		231	213		213
Energy purchases	86		86	74		74
Other operation and maintenance	25	$172	197	22	$184	206
Depreciation		82	82	13	73	86
Taxes, other than income		12	12		11	11
Total Operating Expenses	342	266	608	322	268	590
Total	$458	$(266)	$192	$383	$(268)	$115

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $75 million for the three months ended March 31, 2013 compared with 2012 due to higher base rates of $31 million, higher volumes of $19 million, environmental costs added to base rates of $18 million and increased environmental investments of $7 million.

The increase in base rates was the result of new KPSC rates going into effect on January 1, 2013.  The increase in volumes was attributable to colder weather in 2013 compared with 2012.  Total heating degree days increased 41%.  The environmental costs added to base rates was due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate case.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Coal plant outages (a)	$(14)
Bad debt expense	(3)
Adjustments to regulatory assets and liabilities	4
Other	4
Total	$(9)

(a)	Decrease is primarily due to the timing and scope of scheduled outages.

Depreciation

The increase (decrease) in depreciation for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Lower depreciation rates effective January 1, 2013	$(5)
Additions to PP&E	2
Other	(1)
Total	$(4)

Income Taxes

Income taxes increased by $36 million for the three months ended March 31, 2013 compared with 2012 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$52	$43

Short-term debt (a)	$185	$125

Notes payable with affiliates	$85	$25

(a)	Represents borrowings under LG&E's and KU's commercial paper programs. See Note 7 to the Financial Statements for additional information.

The $9 million increase in LKE's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $85 million;
•	an increase in short term debt of $60 million;
•	an increase in notes payable with affiliates of $60 million; and
•	capital contributions from member of $75 million; offset by
•	capital expenditures of $271 million.

LKE's cash provided by operating activities decreased by $147 million for the three months ended March 31, 2013, compared with 2012, primarily as a result of:

•	an increase in cash outflows from other operating activities of $110 million driven by a $96 million increase in discretionary defined benefit plan contributions; and
•
a decline in working capital cash flow changes of $98 million driven primarily by changes in accounts receivable and unbilled revenues due to higher sales volumes, higher rates and extended payment terms, offset by lower inventory levels in 2013 compared with 2012 driven by increased generation; offset by

•
an increase in net income adjusted for non-cash items of $61 million (deferred income taxes and investment tax credits of $13 million, defined benefit plans - expense of $7 million and other non-cash items of $2 million, offset by depreciation of $4 million).

Capital expenditures increased by $97 million during the three months ended March 31, 2013 compared with 2012 primarily due to environmental air projects at Mill Creek and Ghent, and construction of Cane Run Unit 7.

Credit Facilities

At March 31, 2013, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Funding Corporation	$300	$85		$215
LG&E Credit Facility (a)	500		$70	430
KU Credit Facilities (a) (b)	598		313	285
Total Credit Facilities (c)	$1,398	$85	$383	$930

(a)
Each company pays customary fees under their respective syndicated credit facilities, as well as KU's letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(b)	In May 2013, KU extended its $198 million letter of credit facility to May 2016.
(c)
The $1.098 billion of commitments under LG&E's and KU's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity; however, the PPL affiliate provided a commitment of approximately 21% of the total facilities listed above. The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for LG&E or KU, as calculated in accordance with the facility, and other customary covenants.

See Note 7 to the Financial Statements for further discussion of LKE's credit facilities.

Long-term Debt Securities

LG&E and KU currently plan to issue, subject to market conditions, up to $350 million for LG&E and $300 million for KU, of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of LKE and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LKE and its subsidiaries are based on information provided by LKE and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LKE or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of LKE and its subsidiaries affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The rating agencies did not take any actions related to LKE and its subsidiaries during the first quarter of 2013.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or its subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2013.

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

Commodity Price Risk (Non-trading)

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LKE sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

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

At March 31, 2013, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at March 31, 2013, would increase the fair value of its debt portfolio by $111 million.

At March 31, 2013, LKE had the following interest rate hedges outstanding:

			Effect of a
			10% Adverse
		Fair Value,	Movement
	Exposure	Net - Asset	in Interest
	Hedged	(Liability) (a)	Rates
Economic activity
Interest rate swaps (b)	$179	$(55)	$(3)
Cash flow hedges
Interest rate swaps (b)	300	24	(17)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic positions and cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at March 31, 2013 mature through 2043.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in LKE's 2012 Form 10-K for additional information.

Related Party Transactions

LKE is not aware of any material ownership interest or operating responsibility by senior management of LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with LKE.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of LKE's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for LG&E's and KU's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to LG&E's and KU's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where LG&E and KU have hydro generating facilities or where river water is used to cool its fossil-powered generators.  LKE cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential costs of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
On April 19, 2013, the EPA issued proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash handling and metal cleaning wastes as well as new limits for scrubber wastewater, gasification wastewater and landfill leachate.  The proposal contains several alternative approaches, some of which could significantly impact LG&E's and KU's coal-fired plants.  LG&E and KU will comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, LKE is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all LG&E and KU-owned steam electric plants in Kentucky, potentially even including those equipped with closed-cycle cooling systems.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction of any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be very significant, depending on the structure and stringency of the final rule.  On behalf of LG&E and KU, PPL, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of their Kentucky plants.  LG&E and KU are evaluating, among other measures, chemical additive systems for mercury control at Trimble County and Brown plants.  The anticipated retirements of certain coal-fired electric generating units is in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place.  LG&E and KU plants in Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

National Ambient Air Quality Standards
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2013 and 2014, respectively.  Existing environmental plans for LG&E's and KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.   However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

See Note 10 to the Financial Statements in this Form 10-Q report and "Item 1. Business - Environmental Matters" in LKE's 2012 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, defined benefits, asset impairment (excluding investments), loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in LKE's 2012 Form 10-K for a discussion of each critical accounting policy.

LOUISVILLE GAS AND ELECTRIC COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with LG&E's Condensed Financial Statements and the accompanying Notes and with LG&E's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LG&E and its business strategy, a summary of Net Income and a discussion of certain events related to LG&E's results of operations and financial condition.

•
"Results of Operations" provides a summary of LG&E's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on LG&E's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of LG&E's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of LG&E's risk management programs relating to market and credit risk.

Overview

Introduction

LG&E, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy and distribution and sale of natural gas in Kentucky.  LG&E and its affiliate, KU, are wholly owned subsidiaries of LKE.  LKE is an intermediary holding company in PPL's group of companies.

Business Strategy

LG&E's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its shareowner.

A key objective for LG&E is to maintain a strong credit profile through managing financing costs and access to credit markets.  LG&E continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

Net Income for the three months ended March 31, 2013 was $44 million compared to $25 million in 2012 representing a 76% increase over 2012.

See "Results of Operations" for a discussion and analysis of LG&E's earnings.

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million and an increase in annual base gas rates of $15 million using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Results of Operations

The following discussion provides a summary of LG&E's earnings and a description of key factors expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Margins and principal line items on LG&E's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended March 31 was:

	Three Months
	2013	2012

Net Income	$44	$25

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins.

Three Months

Margins	$22
Other operation and maintenance	8
Depreciation	1
Taxes, other than income	(1)
Other Income (Expense) - net	(2)
Interest Expense	1
Income Taxes	(10)
Total	$19

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•	Lower other operation and maintenance primarily due to the timing and scope of scheduled coal plant maintenance outages.

•	Higher income taxes primarily due to higher pre-tax income.

2013 Outlook

LG&E projects higher earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases, returns on additional environmental capital investments and retail load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LG&E's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins."  Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LG&E's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LG&E's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Margins" to "Operating Income" as defined by LG&E for the periods ended March 31.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$390		$390	$353		$353
Operating Expenses
Fuel	96		96	89		89
Energy purchases	81		81	73		73
Other operation and maintenance	11	$80	91	10	$88	98
Depreciation		36	36	1	37	38
Taxes, other than income		6	6		5	5
Total Operating Expenses	188	122	310	173	130	303
Total	$202	$(122)	$80	$180	$(130)	$50

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $22 million for the three months ended March 31, 2013 compared with 2012 due to higher base rates of $13 million, higher volumes of $6 million, increased environmental investments of $2 million and environmental costs added to base rates of $1 million.

The increase in base rates was the result of new KPSC rates going into effect on January 1, 2013.  The increase in volumes was attributable to colder weather in 2013 compared with 2012.  Total heating degree days increased 48%.  The environmental costs added to base rates was due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate case.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Coal plant outages (a)	$(8)
Other	1
Total	$(7)

(a)	Decrease is due to the timing and scope of scheduled outages.

Income Taxes

Income taxes increased by $10 million for the three months ended March 31, 2013 compared with 2012 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$34	$22

Short-term debt (a)	$70	$55

(a)	Represents borrowings under LG&E's commercial paper program. See Note 7 to the Financial Statements for additional information.

The $12 million increase in LG&E's cash and cash equivalents position was primarily the net result of:

•	cash provided by operating activities of $85 million;
•	capital contributions from parent of $25 million; and
•	an increase in short term debt of $15 million; partially offset by
•	capital expenditures of $98 million; and
•	the payment of common stock dividends to parent of $19 million.

LG&E's cash provided by operating activities decreased by $17 million for the three months ended March 31, 2013, compared with 2012, primarily due to:

•	an increase in cash outflows from other operating activities of $18 million driven by a $19 million increase in discretionary defined benefit plan contributions; and
•
a decline in working capital cash flow changes of $12 million driven primarily by changes in accounts receivable and unbilled revenues due to higher sales volume, higher rates and extended payment terms, partially offset by lower fuel levels in 2013 compared with 2012 driven by increased generation and a higher federal income tax accrual in 2013; offset by

•
an increase in net income adjusted for non-cash items of $13 million (amortization of $3 million and defined benefit plans - expense of $2 million partially offset by deferred income taxes and investment tax credits of $5 million, other non-cash items of $4 million and depreciation of $2 million).

Capital expenditures increased by $38 million during the three months ended March 31, 2013 compared with 2012 primarily due to environmental air projects at Mill Creek, and construction of Cane Run Unit 7.

Credit Facilities

At March 31, 2013, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

Syndicated Credit Facility (a) (b)	$500		$70	$430

(a)
The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

(b)	LG&E pays customary fees under its syndicated credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At March 31, 2013 and December 31, 2012, there was no balance outstanding.

See Note 7 to the Financial Statements for further discussion of LG&E's credit facilities.

Long-term Debt Securities

LG&E currently plans to issue, subject to market conditions, up to $350 million of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of LG&E.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LG&E are based on information provided by LG&E and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LG&E.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of LG&E affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The rating agencies did not take any actions related to LG&E during the first quarter of 2013.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2013.

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

Commodity Price Risk (Non-trading)

LG&E's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E is subject to commodity price risk for only a small portion of on-going business operations.  LG&E sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

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

At March 31, 2013, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at March 31, 2013, would increase the fair value of its debt portfolio by $27 million.

At March 31, 2013, LG&E had the following interest rate hedges outstanding:

			Effect of a
			10% Adverse
		Fair Value,	Movement
	Exposure	Net - Asset	in Interest
	Hedged	(Liability) (a)	Rates
Economic activity
Interest rate swaps (b)	$179	$(55)	$(3)
Cash flow hedges
Interest rate swaps (b)	150	12	(8)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LG&E is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic positions and cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at March 31, 2013 mature through 2043.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in LG&E's 2012 Form 10-K for additional information.

Related Party Transactions

LG&E is not aware of any material ownership interest or operating responsibility by senior management of LG&E in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with LG&E.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of LG&E's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for LG&E's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to LG&E's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where LG&E has hydro generating facilities or where river water is used to cool its fossil-powered generators.  LG&E cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential costs of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
On April 19, 2013, the EPA issued proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash handling and metal cleaning wastes as well as new limits for scrubber wastewater, gasification wastewater and landfill leachate.  The proposal contains several alternative approaches, some of which could significantly impact LG&E's coal-fired plants.  LG&E will comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, LG&E is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all LG&E-owned steam electric plants in Kentucky, potentially even including those equipped with closed-cycle cooling systems.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction of any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be very significant, depending on the structure and stringency of the final rule.  On behalf of LG&E, PPL, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  LG&E is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of its Kentucky plants.  LG&E is evaluating, among other measures, chemical additive systems for mercury control at Trimble County plant.  The anticipated retirements of certain coal-fired electric generating units is in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place.  LG&E plants in Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

National Ambient Air Quality Standards
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2013 and 2014, respectively.  Existing environmental plans for LG&E's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.   However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

See Note 10 to the Financial Statements in this Form 10-Q report and "Item 1. Business - Environmental Matters" in LG&E's 2012 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, defined benefits, asset impairment (excluding investments), loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in LG&E's 2012 Form 10-K for a discussion of each critical accounting policy.

KENTUCKY UTILITIES COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with KU's Condensed Financial Statements and the accompanying Notes and with KU's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of KU and its business strategy, a summary of Net Income and a discussion of certain events related to KU's results of operations and financial condition.

•
"Results of Operations" provides a summary of KU's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on KU's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of KU's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of KU's risk management programs relating to market and credit risk.

Overview

Introduction

KU, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy in Kentucky, Virginia and Tennessee.  KU and its affiliate, LG&E, are wholly owned subsidiaries of LKE.  LKE is an intermediary holding company in PPL's group of companies.

Business Strategy

KU's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its shareowner.

A key objective for KU is to maintain a strong credit profile through managing financing costs and access to credit markets.  KU continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

Net Income for the three months ended March 31, 2013 was $64 million compared to $38 million in 2012 representing a 68% increase over 2012.

See "Results of Operations" for a discussion and analysis of KU's earnings.

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $51 million using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Results of Operations

The following discussion provides a summary of KU's earnings and a description of key factors expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Margins and principal line items on KU's Statements of Income, comparing the three months ended March 31, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended March 31 was:

	Three Months
	2013	2012

Net Income	$64	$38

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins.

Three Months

Margins	$53
Depreciation	(10)
Other Income (Expense) - net	(1)
Income Taxes	(17)
Special item - EEI adjustments, after-tax	1
Total	$26

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Higher depreciation due to environmental costs related to the elimination of the 2005 and 2006 ECR plans now being included in base rates, which added $12 million to depreciation that is excluded from Margins, partially offset by lower depreciation of $3 million due to revised rates that were effective January 1, 2013.  Both of these events are the result of the 2012 Kentucky rate case proceedings.

•	Higher income taxes primarily due to higher pre-tax income.

2013 Outlook

Excluding special items, KU projects higher earnings in 2013 compared with 2012, primarily driven by electric base rate increases, returns on additional environmental capital investments and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in KU's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of KU's electricity generation, transmission and distribution operations.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from KU's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles "Margins" to "Operating Income" as defined by KU for the periods ended March 31.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$432		$432	$380		$380
Operating Expenses
Fuel	135		135	124		124
Energy purchases	27		27	29		29
Other operation and maintenance	14	$83	97	12	$83	95
Depreciation		46	46	12	36	48
Taxes, other than income		6	6		6	6
Total Operating Expenses	176	135	311	177	125	302
Total	$256	$(135)	$121	$203	$(125)	$78

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $53 million for the three months ended March 31, 2013 compared with 2012, due to higher base rates of $18 million, environmental costs added to base rates of $16 million, higher volumes of $13 million and increased environmental investments of $5 million.

The increase in base rates was the result of new KPSC rates going into effect on January 1, 2013.  The increase in volumes was attributable to colder weather in 2013 compared with 2012.  Total heating degree days increased 35%.  The environmental costs added to base rates was due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate case.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the period ended March 31, 2013 compared with 2012 was due to:

Three Months

Coal plant outages (a)	$(5)
Adjustments to regulatory assets and liabilities	4
Other	3
Total	$2

(a)	Decrease is due to the timing and scope of scheduled outages.

Income Taxes

Income taxes increased by $17 million for the three months ended March 31, 2013 compared with 2012 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

KU had the following at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$16	$21

Short-term debt (a)	$115	$70

(a)	Represents borrowings made under KU's commercial paper program. See Note 7 to the Financial Statements for additional information.

The $5 million decrease in KU's cash and cash equivalents position was the net result of:

•	capital expenditures of $172 million; and
•	the payment of common stock dividends to parent of $13 million; partially offset by
•	cash provided by operating activities of $85 million;
•	capital contributions from parent of $50 million; and
•	an increase in short term debt of $45 million.

KU's cash provided by operating activities decreased by $67 million for the three months ended March 31, 2013, compared with 2012, primarily due to:

•	an increase in cash outflows from other operating activities of $61 million driven by a $43 million increase in discretionary defined benefit plan contributions; and
•
a decline in working capital cash flow changes of $49 million driven primarily by changes in accounts receivable and unbilled revenues due to higher sales volumes, higher rates and extended payment terms and a lower federal income tax accrual in 2013 as a result of federal settlement payment, offset by an increase in cash from accounts payable primarily due to timing of fuel purchase commitments and payments; offset by

•
an increase in net income adjusted for non-cash items of $43 million (deferred income taxes and investment tax credits of $10 million, amortization of $4 million, other non-cash items of $3 million and defined benefit plans - expense of $2 million offset by depreciation of $2 million)

Capital expenditures increased by $59 million during the three months ended March 31, 2013 compared with 2012 primarily due to environmental air projects at Ghent and construction of Cane Run Unit 7.

Credit Facilities

At March 31, 2013, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

Syndicated Credit Facility (a)	$400		$115	$285
Letter of Credit Facility (a) (b)	198		198
Total Credit Facilities (c)	$598		$313	$285

(a)	KU pays customary fees under its syndicated credit facility as well as its letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(b)	In May 2013, KU extended its $198 million letter of credit facility to May 2016.
(c)
The commitments under KU's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 19% of the total committed capacity available to KU.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At March 31, 2013 and December 31, 2012, there was no balance outstanding.

See Note 7 to the Financial Statements for further discussion of KU's credit facilities.

Long-term Debt Securities

KU currently plans to issue, subject to market conditions, up to $300 million of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of KU.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of KU are based on information provided by KU and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of KU.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of KU affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The rating agencies did not take any actions related to KU during the first quarter of 2013.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2013.

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

Commodity Price Risk (Non-trading)

KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, KU is subject to commodity price risk for only a small portion of on-going business operations.  KU sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

KU issues debt to finance its operations, which exposes it to interest rate risk. KU utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate. Risk limits under KU's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of KU's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2013, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at March 31, 2013, would increase the fair value of its debt portfolio by $68 million.

At March 31, 2013, KU had the following interest rate hedges outstanding:

Effect of a
10% Adverse
		Fair Value,	Movement
	Exposure	Net - Asset	in Interest
	Hedged	(Liability)	Rates
Cash flow hedges
Interest rate swaps (a)	$150	$12	$(8)

(a)
KU utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While KU is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at March 31, 2013 mature through 2043.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in KU's 2012 Form 10-K for additional information.

Related Party Transactions

KU is not aware of any material ownership interest or operating responsibility by senior management of KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with KU.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of KU's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for KU's services.

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to KU's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where KU has hydro generating facilities or where river water is used to cool its fossil-powered generators.  KU cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential costs of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

Effluent Limitation Guidelines
On April 19, 2013, the EPA issued proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash handling and metal cleaning wastes as well as new limits for scrubber wastewater, gasification wastewater and landfill leachate.  The proposal contains several alternative approaches, some of which could significantly impact KU's coal-fired plants.  KU will comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, KU is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: one requires installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and the second imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected in June 2013.  The proposed regulation would apply to nearly all KU-owned steam electric plants in Kentucky, potentially even including those equipped with closed-cycle cooling systems.

GHG Regulations
In 2013, the EPA is expected to finalize limits on GHG emissions from new power plants and to begin working on a proposal for such emissions from existing power plants.  The EPA's proposal on GHG emissions from new power plants would effectively preclude construction of any coal-fired plants and could even be difficult for new gas-fired plants to meet.  With respect to existing power plants, the impact could be very significant, depending on the structure and stringency of the final rule.  On behalf of KU, PPL, along with others in the industry, filed comments on the EPA's proposal related to GHG emissions from new plants.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  KU is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of its Kentucky plants.  KU is evaluating, among other measures, chemical additive systems for mercury control at Trimble County and Brown plants.  The anticipated retirements of certain coal-fired electric generating units is in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrous oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern United States.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place.  KU plants in Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Court's August decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

National Ambient Air Quality Standards
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2013 and 2014, respectively.  Existing environmental plans for KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.   However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

See Note 10 to the Financial Statements in this Form 10-Q report and "Item 1. Business - Environmental Matters" in KU's 2012 Form 10-K for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, defined benefits, asset impairment (excluding investments), loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in KU's 2012 Form 10-K for a discussion of each critical accounting policy.

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

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2013, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2012 Form 10-K; and
•	Notes 5, 6 and 10 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes in the Registrant's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2012 Form 10-K.

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
Supplemental Indenture No. 4, dated as of March 15, 2013, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

*10(a)	-
Amendment No. 1, dated as of May 1, 2013, to $198,309,583.05 Amended and Restated Letter of Credit Agreement dated as of August 16, 2012 among Kentucky Utilities Company, the Lenders from time to time party thereto, and Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, as Administrative Agent and Sumitomo Mitsui Banking Corporation, New York Branch as Issuing Lender

*10(b)	-
Amendment No. 2, dated as of May 1, 2013, to $198,309,583.05 Amended and Restated Letter of Credit Agreement dated as of August 16, 2012 among Kentucky Utilities Company, the Lenders from time to time party thereto, Sumitomo Mitsui Banking Corporation, New York Branch, as successor Administrative Agent and Sumitomo Mitsui Banking Corporation, New York Branch as Issuing Lender

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
Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2013, filed by the following officers for the following companies:
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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2013, furnished by the following officers for the following companies:
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: May 3, 2013	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: May 3, 2013	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and
Chief Accounting Officer
(Principal Financial and Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: May 3, 2013	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)