Form 10-K
period 2014-12-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC; LG&E & KU Energy LLC
filed 2015-02-23
CIK 55387, 60549, 317187, 922224, 1161976, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange
2013 Series B due 2073	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

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

As of June 30, 2014, PPL Corporation had 664,018,408 shares of its $0.01 par value Common Stock outstanding.  The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $23,592,574,036.  As of January 30, 2015, PPL Corporation had 666,968,138 shares of its $0.01 par value Common Stock outstanding.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

As of January 30, 2015, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 30, 2015, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 30, 2015, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2015 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.  Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

This combined Form 10-K is separately filed by the following Registrants in their individual capacity:  PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf and no Registrant makes any representation as to information relating to any other Registrant, except that information under "Forward-Looking Information" relating to subsidiaries of PPL Corporation is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC.

Unless otherwise specified, references in this Report, individually, to PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants' financial statements in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its subsidiaries

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

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides services to LKE and its subsidiaries.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries.  Debt issued by PPL Capital Funding is guaranteed as to payment by PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers in this area as a PLR.

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

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that, beginning in 2015, provides support services and corporate functions such as financial, supply chain, human resources and information technology services primarily to PPL Electric and its affiliates.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.

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

PPL Montour - PPL Montour, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides services to PPL and its subsidiaries.

i

PPL Susquehanna - PPL Susquehanna, LLC, a subsidiary of PPL Generation that owns a nuclear-powered generating station.

PPL WEM - PPL WEM Holdings Limited, an indirect U.K. subsidiary of PPL Global.

PPL WPD Ltd - an indirect U.K. subsidiary of PPL Global.  PPL WPD Ltd holds a liability for a closed defined benefit pension plan and a receivable with WPD Ltd.

PPL WW - PPL WW Holdings Limited, an indirect U.K. subsidiary of PPL Global.

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

Subsidiary Registrant(s) - Registrants that are direct or indirect wholly owned subsidiaries of PPL:  PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

WPD - refers to WPD Ltd and its subsidiaries together with a sister company PPL WPD Ltd.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD Ltd - Western Power Distribution Limited, an indirect U.K. subsidiary of PPL Global.  Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

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

2010 Purchases Contract(s) - a contract that is a component of a 2010 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2011 Equity Unit(s) - a PPL equity unit, issued in April 2011, consisting of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

2011 Purchase Contract(s) - a contract that is a component of a 2011 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to May 1, 2014.

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

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and changes to the AEPS.

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

Bcf - billion cubic feet.

Cane Run Unit 7 - a natural gas combined-cycle unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 640 MW (141 MW and 499 MW to LG&E and KU) in 2015.

CCR - Coal Combustion Residuals.  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COBRA - Consolidated Omnibus Budget Reconciliation Act, which provides individuals the option to temporarily continue employer group health insurance coverage after termination of employment.

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

DNO - Distribution Network Operator in the U.K.

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy.

DOJ - Department of Justice.

DPCR4 - Distribution Price Control Review 4, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - the Distribution System Improvement Charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

DSM - Demand Side Management.  Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM plans proposed by any utility under its jurisdiction.  Proposed DSM mechanisms may seek full recovery of costs and revenues lost by implementing DSM programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective DSM programs.  The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

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

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements that apply to coal combustion wastes and by-products from the production of energy from coal.

EEI - Electric Energy, Inc., owns and operates a coal-fired plant and a natural gas facility in southern Illinois.  KU's 20% ownership interest in EEI is accounted for as an equity method investment.

E.ON AG - a German corporation and the parent of E.ON UK plc, and the indirect parent of E.ON US Investments Corp., the former parent of LKE.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Units - refers collectively to the 2011 and 2010 Equity Units.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

ESOP - Employee Stock Ownership Plan.

EWG - exempt wholesale generator.

E.W. Brown - a generating station in Kentucky with capacity of 1,594 MW.

FERC - Federal Energy Regulatory Commission, the U.S. federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker.  The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements.  Rate recovery became effective January 1, 2013.

GWh - gigawatt-hour, one million kilowatt-hours.

Holdco - Talen Energy Holdings, Inc., a Delaware Corporation, which was formed for the purposes of the spinoff transaction.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt.  The method is applied as follows: Interest charges (after-tax) applicable to the convertible debt are added back to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares.  Both adjustments are made only for purposes of calculating diluted EPS.  This method was applied in 2013 and 2014 to PPL's Equity Units prior to settlement.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

Ironwood Acquisition - In April 2012, PPL Ironwood Holdings, LLC, an indirect, wholly owned subsidiary of PPL Energy Supply, completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which together own and operate, a natural gas combined-cycle unit in Lebanon, Pennsylvania.

Ironwood Facility - a natural gas combined-cycle unit in Lebanon, Pennsylvania with a summer rating of 662 MW.

IRS - Internal Revenue Service, a U.S. government agency.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

KU 2010 Mortgage Indenture - KU's Indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

kV - Kilovolt.

kVA - kilovolt ampere.

kWh - kilowatt-hour, basic unit of electrical energy.

LCIDA - Lehigh County Industrial Development Authority.

v

LG&E 2010 Mortgage Indenture - LG&E's indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

LIBOR - London Interbank Offered Rate.

LTIIP - Long Term Infrastructure Improvement Plan.

MACRS - Modified Accelerated Cost Recovery System that is used to recover the basis of most business and investment property placed in service after 1986.

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

NGCC - Natural gas-fired combined-cycle generating plant.

NOL - Net operating loss.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.  Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - Nuclear Regulatory Commission, the U.S. federal agency that regulates nuclear power facilities.

NUGs - non-utility generators, generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background.  There are emission regulations that limit the opacity of power plant stack gas emissions.

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined summer rating capacities of 2,120 MW.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PEDFA - Pennsylvania Economic Development Financing Authority.

PJM - PJM Interconnection, L.L.C., operator of the electricity transmission network and electricity energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply within its delivery area to retail customers who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts, which are components of the 2010 and 2011 Equity Units.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

RAV - regulatory asset value.  This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base.  RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital.  RAV is indexed to Retail Price Index in order to allow for the effects of inflation.  Since the beginning of DPCR5 in April 2010, RAV additions have been based on a percentage of annual total expenditures.  Although calculated differently, RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - Renewable Energy Credits.

Regional Transmission Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies changes and additions to the grid necessary to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects assigned to them by the PJM Board.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - ReliabilityFirst Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

RIIO-ED1 - RIIO represents "Revenues = Incentive + Innovation + Outputs - Electricity Distribution."  RIIO-ED1 refers to the initial eight-year rate review period applicable to WPD commencing April 1, 2015.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the competitive power generation business to be contributed to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RJS Power - RJS Generation Holdings LLC, a Delaware limited liability company controlled by Riverstone, that owns the competitive power generation business to be contributed by its owners to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

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

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency primarily responsible to protect investors and maintain the integrity of the securities markets.

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

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a net summer capacity of 732 MW.  LKE indirectly owns a 75% interest (consists of LG&E's 14.25% and KU's 60.75% interests) in TC2, or 549 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

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

Treasury Stock Method - A method applied to calculate diluted EPS that assumes any proceeds that could be obtained upon exercise of options and warrants (and their equivalents) would be used to purchase common stock at the average market price during the relevant period.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

x

FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

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

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•
business dispositions or acquisitions, including the anticipated formation of Talen Energy via the spinoff of PPL Energy Supply and subsequent combination with Riverstone's competitive generation business and our ability to realize expected benefits from such business transactions.

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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL Corporation, headquartered in Allentown, Pennsylvania, is an energy and utility holding company that was incorporated in 1994.  Through its subsidiaries, PPL delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; generates electricity from power plants in the northeastern, northwestern and southeastern U.S.; and markets wholesale or retail energy primarily in the northeastern and northwestern portions of the U.S.  Beginning in 2010, PPL expanded the rate regulated portion of its business, principally through the 2010 acquisition of LKE and the 2011 acquisition of WPD Midlands.  In addition, in June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  See "Anticipated Spinoff of PPL Energy Supply" below for more information.

PPL's principal subsidiaries at December 31, 2014 are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

In addition to PPL Corporation, the other Registrants included in this filing are:

PPL Energy Supply, LLC, headquartered in Allentown, Pennsylvania, is an indirect wholly owned subsidiary of PPL formed in 2000 and is an energy company that through its principal subsidiaries is primarily engaged in the competitive generation and marketing of electricity in the northeastern U.S.  PPL Energy Supply's principal subsidiaries are PPL EnergyPlus, its marketing and trading subsidiary, and PPL Generation, the owner of its generating facilities in Pennsylvania and Montana.  As noted above, in June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  See "Anticipated Spinoff of PPL Energy Supply" below for more information.

PPL Electric Utilities Corporation, headquartered in Allentown, Pennsylvania, is a direct wholly owned subsidiary of PPL incorporated in Pennsylvania in 1920 and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act.

LG&E and KU Energy LLC, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL since 2010 and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets.  LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity.  LG&E also engages in the distribution and sale of natural gas.  LG&E and KU maintain their separate corporate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.  LKE, formed in 2003, is the successor to a Kentucky entity incorporated in 1989.

Louisville Gas and Electric Company, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky.  LG&E is subject to regulation as a public utility by the KPSC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act.  LG&E was incorporated in 1913.

Kentucky Utilities Company, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee.  KU is subject to regulation as a public utility by the KPSC, the VSCC and the TRA, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act.  KU was incorporated in Kentucky in 1912 and in Virginia in 1991.  KU serves its Virginia customers under the Old Dominion Power name and its Kentucky and Tennessee customers under the KU name.

(PPL and PPL Energy Supply)

Anticipated Spinoff of PPL Energy Supply

In recognition of the changes in recent years in the wholesale power markets, PPL performed an in-depth analysis of its business mix to determine the best available opportunities to maximize the value of its competitive generation business for shareowners.  As a result, in June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.  Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply.  Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become a subsidiary of Talen Energy.  Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy and PPL's shareowners will receive a number of Talen Energy shares at closing based on the number of PPL shares owned as of the spinoff record date.  The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.  The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of certain regulatory approvals by the NRC, FERC, DOJ and PUC.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn credit capacity under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  Any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions at the time of the spinoff are excluded from this calculation.

On December 18, 2014, the FERC issued a final order approving, subject to certain market power mitigation requirements, the combination of the competitive generation assets to form Talen Energy.  On January 27, 2015, PPL and an affiliate of RJS Power filed a joint response with the FERC accepting additional market power mitigation measures required for the FERC's approval.  PPL and RJS Power originally proposed divesting either of two groups of assets each having approximately 1,300 MW of generating capacity.  PPL and RJS Power have agreed that within 12 months after closing of the transaction, Talen Energy will divest generating assets in one of the groups (from PPL Energy Supply's existing portfolio, this includes either the Holtwood and Wallenpaupack hydroelectric facilities or the Ironwood facility), and limit PJM energy market offers from assets it would retain in the other group to cost-based offers.

The transaction is expected to close in the second quarter of 2015.  Talen Energy will own and operate a diverse mix of approximately 14,000 MW (after divestitures to meet FERC market power standards) of generating capacity in certain U.S. competitive energy markets primarily in PJM and ERCOT.

Following the transaction, PPL's focus will be on its regulated utility businesses in the U.K., Kentucky and Pennsylvania, serving more than 10 million customers.  PPL intends to maintain a strong balance sheet and manage its finances consistent with maintaining investment grade credit ratings and providing a competitive total shareowner return, including an attractive dividend.  Excluding costs required to provide transition services to Talen Energy and following the spinoff transaction, PPL expects to reduce annual ongoing corporate support costs by approximately $75 million.

See Note 8 to the Financial Statements for additional information.

Montana Hydro Sale

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  The sale included 11 hydroelectric generating facilities and related assets.

See Note 8 to the Financial Statements for additional information.

Distribution of PPL Global (PPL Energy Supply)

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

Acquisitions

(PPL, LKE, LG&E and KU)

On November 1, 2010, PPL acquired all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC.

(PPL)

On April 1, 2011, PPL, through an indirect, wholly owned subsidiary, PPL WEM, acquired all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently defined herein as WPD Midlands), from subsidiaries of E.ON AG.  WPD Midlands operates two regulated distribution networks in the Midlands area of England and is included in the U.K. Regulated segment.

Segment Information

(PPL)

PPL is organized into four reportable segments as depicted in the chart above:  U.K. Regulated, Kentucky Regulated, Pennsylvania Regulated and Supply.  PPL's reportable segments primarily reflect the activities of its related Subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrants.  The U.K. Regulated segment has no related Subsidiary Registrant.  Upon completion of the anticipated spinoff of PPL Energy Supply in the second quarter of 2015, PPL will no longer have a Supply segment.

A comparison of PPL's three regulated segments is shown below:

		Kentucky	Pennsylvania
	U.K. Regulated	Regulated	Regulated

For the year ended December 31, 2014:
Operating Revenues (in billions)	$2.6	$3.2	$2.0
Net Income Attributable to PPL Shareowners (in millions)	$982	$312	$263
Electric energy delivered (GWh)	75,813	31,543	37,026
At December 31, 2014:
Regulatory Asset Base (in billions) (a)	$9.5	$8.3	$4.9
Service area (in square miles)	21,600	9,400	10,000
End-users (in millions)	7.8	1.3	1.4

(a)	Represents RAV for U.K. Regulated, capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

See Note 2 to the Financial Statements for additional financial information about the segments.

(All Registrants except PPL)

PPL Energy Supply, PPL Electric, LKE, LG&E and KU each operate within a single reportable segment.

•	U.K. Regulated Segment (PPL)

Consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.

WPD, through indirect wholly owned subsidiaries, operates four of the 15 regulated distribution networks providing electricity service in the U.K.  The number of network customers (end-users) served by WPD totals 7.8 million across 21,600 square miles in Wales and southwest and central England.

Details of revenue by category for the years ended December 31 are shown below.

	2014		2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Utility revenues	$2,573	98	$2,359	98	$2,289	98
Energy-related businesses	48	2	44	2	47	2
Total	$2,621	100	$2,403	100	$2,336	100

The majority of WPD's utility revenue is known as DUoS and is from providing regulated electricity distribution services to licensed third party energy suppliers who use the network to transfer electricity to their customers, the end-users.

WPD's energy-related business revenues include ancillary activities that support the distribution business.

Franchise and Licenses

The operations of WPD's principal subsidiaries, WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands), are regulated by Ofgem under the direction of the Gas and Electricity Markets Authority.  The Electricity Act 1989 provides the fundamental framework of electricity companies and established licenses that require each of the DNOs to develop, maintain and operate efficient distribution networks.

WPD is authorized by Ofgem to provide electricity distribution services within its concession areas and service territories, subject to certain conditions and obligations.  For instance, WPD is subject to Ofgem regulation with respect to the regulated revenue it can earn and the quality of service it must provide, and WPD can be fined or have its licenses revoked if it does not meet the mandated standard of service.

Ofgem has formal powers to propose modifications to each distribution license.  In January 2014, Ofgem and WPD agreed to a reduction of £5 per residential end-user in the 2014/15 regulatory year to be recovered in the 2016/2017 regulatory year.  See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Distribution Revenue Reduction" for additional information.  In May 2014, Ofgem made license changes as part of the RIIO-ED1 process discussed below.

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network.  WPD's four distribution businesses are, therefore, regulated monopolies which operate under regulatory price controls.

Revenue and Regulation

Ofgem has established a price control mechanism that provides the amount of base demand revenue that a regulated business can earn and provides for an increase or reduction in revenues based on incentives or penalties for exceeding or underperforming relative to pre-established targets.  WPD is currently operating under DPCR5 which is effective for the period from April 1, 2010 through March 31, 2015.

In October 2010, Ofgem announced changes to the regulatory framework that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  Throughout the following discussion of this regulatory framework, the use of the term "customers" refers to the end-users of WPD's regulated distribution networks.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to:
•      encourage DNOs to deliver safe, reliable and sustainable network service at long-term value to customers;
•      enable DNOs to finance the required investment in a timely and efficient way; and
•      remunerate DNOs according to their delivery for customers.

In addition to extending the price control period from five to eight years, the key components of RIIO-ED1 are:
•	increased emphasis on outputs and incentives;
•	enhanced stakeholder engagement including network customers;
•	a stronger incentive framework to encourage more efficient investment and innovation;
•	replacement of the current Low Carbon Network Fund to continue to stimulate innovation;
•
depreciation of RAV for additions after April 1, 2015 will be extended from 20 years to 45 years, with a transitional arrangement that will gradually change the life over the price control period that will result in an average life of 35 years for RAV additions during RIIO-ED1.  RAV at March 31, 2015 will continue to be depreciated over 20 years.  The asset lives used to determine depreciation expense for U.S. GAAP purposes are not the same as those used for the depreciation of the RAV and as such vary by asset type and are based on the expected useful lives of the assets;

•
the ability for DNOs to be fast-tracked through the process, providing several benefits to the qualified DNOs, including the ability to collect the fast-track incentive, which is additional revenue equivalent to 2.5% of total annual expenditures during the 8-year price control period (approximately $43 million annually for WPD), greater revenue certainty and a higher level of cost savings retention; and

•
capital return comprised of a 10 year trailing average debt allowance, to be adjusted annually, and an equity allowance determined by Ofgem with a debt to equity ratio of 65:35.  The real cost of equity determined by Ofgem for fast-tracked DNOs was 6.4% and 6.0% for slow-tracked DNOs and will be uplifted by inflation as measured by the Retail Price Index (RPI) to determine the nominal cost of equity.

In November 2013, Ofgem determined that the 8-year business plans of all four of WPD's DNOs were suitable for accelerated consideration or "fast tracking" and as a result merited early settlement of their price controls for the 8-year RIIO-ED1 period starting April 1, 2015.  This was confirmed in February 2014.

The U.K. regulatory structure is an incentive-based structure in contrast to the typical U.S. regulatory structure which operates on a cost-recovery model.  The base demand revenue that a DNO can earn in each year of a price control period is the sum of:  (i) the regulator's determination of efficient operating costs, including certain pension deficit funding, (ii) a return on capital from RAV plus an annual adjustment for inflation as determined by the RPI, (iii) a return of capital from RAV (i.e. depreciation), (iv) an allowance for taxation less a potential reduction for tax benefits from excess leverage, (v) legacy price control adjustments from preceding price control periods and (vi) certain pass-through costs over which the DNO has no control.  As WPD's four DNOs were fast-tracked through the price control review process for RIIO-ED1, their base demand revenue also includes the fast-track incentive discussed above.  The RIIO-ED1 price control will also include an Annual Iteration Process. This will allow base demand revenues to be updated during the price control for financial adjustments covering tax, pension and cost of debt issues, adjustments relating to actual and allowed total expenditure together with the total cost incentive mechanism and the information quality incentive (IQI) discussed below, and legacy price control adjustments from preceding price control periods. This process calculates an incremental change to base revenue, known as the "MOD."  RIIO-ED1 prices will be set using a forecast of RPI which is trued up 2 years later.

During DPCR5, WPD's total base demand revenue for the five-year period was profiled in a manner that resulted in a weighted-average increase of about 5.5% per year for all four DNOs.  In the first year of RIIO-ED1, base demand revenue will decrease by about 11.8% primarily due to a change in the profiling approach and a lower weighted-average cost of capital. For each regulatory year thereafter, base demand revenue will increase by approximately 1% per annum before inflation for the remainder of RIIO-ED1.

In addition to base demand revenue, certain other items are added or subtracted to arrive at allowed revenue.  The most significant of these are discussed below.

During the price control period, WPD's revenue is decoupled from volume.  However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a particular period.  Conversely, WPD could also over-recover revenue.  Over and under-recoveries are added or subtracted to base demand revenue in future years.  Over and under-recovered amounts arising from 2014/15 onwards and refunded/recovered under RIIO-ED1 will be refunded/recovered on a two year lag (previously one year).  Therefore the 2014/15 over/ under-recovery adjustment will occur in 2016/17 instead of in 2015/16.  In 2016/17, WPD will recover the £5 per residential network customer reduction provided for in 2014/15 as that amount is currently considered an under-recovery. Under applicable U.S. GAAP, WPD does not record a receivable for under-recoveries, but does record a liability for over-recoveries. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.  See Note 1 to the Financial Statements for additional information.

Ofgem has established incentive mechanisms to provide significant opportunities to enhance overall returns by improving network efficiency, reliability and customer service.  Some of the more significant incentive mechanisms include:

•
Information Quality Incentive (IQI) - The IQI is designed to incentivize the DNOs to provide good quality information in the business plans they submit to Ofgem during the price control review process and to execute their business plans as submitted.  The IQI eliminates the distinction between capital expenditure and operating expense and instead focuses on total expenditure:

•
DPCR5 - 85% of all network related expenditure is allocated to RAV and currently recovered over 20 years through the regulatory depreciation of RAV and 15% is recovered in the year of expenditure together with business support, non-operational capital expenditures and traffic management expenditures.  The IQI provides for incentives or penalties at the end of DPCR5 under the rolling RAV incentive mechanism based on the ratio of actual expenditures to the expenditures submitted to Ofgem that were the basis for the revenues allowed for the five-year price control period.  In addition, at the beginning of DPCR5, WPD was awarded $301 million in IQI revenue of which $222 million will be included in revenue throughout the current price control period with the balance recovered over 20 years through the RAV mechanism.

•
RIIO-ED1 - 80% of total costs will be allocated to RAV with 20% recovered in the year of expenditure.  As a result of being fast-tracked, WPD's DNOs are able to retain 70% of any amounts not spent against the RIIO-ED1 plan and bear 70% of any over-spends.  The cost incentive or penalty mechanism will be calculated each year on a 2 year lag basis as part of the annual MOD process discussed above.

•
Interruptions Incentive Scheme (IIS) - This incentive has two major components:  (1) Customer interruptions (CIs) and (2) Customer minutes lost (CMLs), and both are designed to incentivize the DNOs to invest and operate their networks to manage and reduce both the frequency and duration of power outages.  During DPCR5 the target for each DNO is based on a benchmark of data from the last four years of the prior price control period. The IIS target under RIIO-ED1 will be divided into interruptions caused by planned and unplanned work.  The target for planned work will be calculated as the annual average level of planned interruptions and minutes lost over a previous three year period.  The target for unplanned interruptions for the first year of RIIO-ED1 is specified in the DNO's license and targets for both the CIs and CMLs become more demanding each year.

•      In addition to the IIS, the broad measure of customer service is enhanced.  This broad measure encompasses:
•	customer satisfaction in supply interruptions, connections and general inquiries;
•	complaints;
•	stakeholder engagement; and
•	delivery of social obligations.

The following table shows the amount of incentive revenue, primarily from IIS, which WPD has earned since the beginning of DPCR5:

	Incentive Earned	Regulatory Year Ended Incentive
Regulatory Year Ended	(in millions)	Included in Revenue

March 2011	$30	March 2013
March 2012	83	March 2014
March 2013	104	March 2015
March 2014	125	March 2016

For regulatory years 2015/16 through 2018/19 allowed revenue will also be reduced to reflect Ofgem's final decision on the DPCR4 line loss incentives and penalties mechanism.  WPD has a liability recorded related to this future revenue reduction; therefore, this will not impact future earnings.  See Note 6 to the Financial Statements for additional information.

See "Item 1A. Risk Factors - Risks Related to U.K. Regulated Segment" for additional information on the risks associated with the U.K. Regulated Segment.

Customers

WPD provides regulated electricity distribution services to licensed third party energy suppliers (its customers) who use the network to transfer electricity to their customers, the end-users.  WPD bills the energy supplier for this service and the supplier is responsible for billing the end-users.  Ofgem requires that all licensed electricity distributors and suppliers become parties to the Distribution Connection and Use of System Agreement.  This agreement specifies how creditworthiness will be determined and, as a result, whether the supplier needs to collateralize for its payment obligations.

•	Kentucky Regulated Segment (PPL)

Consists of the operations of LKE, which owns and operates regulated public utilities engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas, representing primarily the activities of LG&E and KU.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.

(PPL, LKE, LG&E and KU)

LG&E and KU, direct subsidiaries of LKE, are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia and Tennessee.  LG&E also engages in the distribution and sale of natural gas in Kentucky.  LG&E provides electric service to approximately 400,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 321,000 customers in its electric service area and eight additional counties in Kentucky.  KU provides electric service to approximately 515,000 customers in 77 counties in central, southeastern and western Kentucky, approximately 28,000 customers in five counties in southwestern Virginia, and fewer than ten customers in Tennessee, covering approximately 4,800 non-contiguous square miles.  KU also sells wholesale electricity to 12 municipalities in Kentucky under load following contracts.  In Virginia, KU operates under the name Old Dominion Power Company.

Details of operating revenues by customer class for the years ended December 31 are shown below.

	2014		2013		2012
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
LKE
Commercial	$815	26	$770	26	$723	26
Industrial	627	20	587	20	551	20
Residential	1,281	40	1,205	40	1,071	39
Retail - other	279	9	260	9	270	10
Wholesale - municipal	109	3	110	4	102	4
Wholesale - other (a)	57	2	44	1	42	1
Total	$3,168	100	$2,976	100	$2,759	100

	2014		2013		2012
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
LG&E
Commercial	$433	28	$405	29	$374	28
Industrial	194	13	186	13	170	13
Residential	650	43	614	44	548	41
Retail - other	130	8	119	8	131	10
Wholesale - other (a) (b)	126	8	86	6	101	8
Total	$1,533	100	$1,410	100	$1,324	100

KU
Commercial	$382	22	$365	22	$349	23
Industrial	433	25	401	25	381	25
Residential	631	36	591	36	523	34
Retail - other	149	9	141	9	139	9
Wholesale - municipal	109	6	110	7	102	7
Wholesale - other (a) (b)	33	2	27	1	30	2
Total	$1,737	100	$1,635	100	$1,524	100

(a)	Includes wholesale power and transmission revenues.
(b)	Includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electric service areas of LKE.  From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments.  Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of legislative or regulatory actions, if any, regarding industry restructuring and their impact on LKE, which may be significant, cannot currently be predicted.  Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation.  KU's operations in Virginia have been and remain regulated.

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

Power Supply

At December 31, 2014, LKE owned, controlled or had a minority ownership interest in generating capacity (summer rating) of 8,087 MW, of which 3,342 MW related to LG&E and 4,745 MW related to KU, in Kentucky, Indiana, and Ohio.  See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2014, LKE's Kentucky power plants generated the following amounts of electricity.

	GWh
Fuel Source	LKE	LG&E	KU
Coal (a)	33,768	14,944	18,824
Oil / Gas	1,505	522	983
Hydro	344	272	72
Total (b)	35,617	15,738	19,879

(a)	Includes 896 GWh of power generated by and purchased from OVEC for LKE, 620 GWh for LG&E and 276 GWh for KU.
(b)	This generation represents a 1.4% increase for LKE, a 5.4% increase for LG&E and a 1.6% decrease for KU from 2013 output.

A majority of LG&E's and KU's generated electricity was used to supply its retail and municipal customer base.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail and municipal customers.  When LG&E has excess generation capacity after serving its own retail customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail and municipal customers and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.

See "Item 2. Properties - Kentucky Regulated Segment" for additional information regarding LG&E's and KU's Cane Run Unit 7 which is currently under construction, and LG&E's and KU's CPCN application to construct a solar generating facility at the E.W. Brown generating site.  As a result of environmental requirements, LG&E and KU anticipate retiring five older coal-fired electric generating units at the Cane Run plant in 2015 and the Green River plant in 2016, which have a combined summer capacity rating of 724 MW.  In addition, KU retired the remaining 71 MW coal-fired unit at the Tyrone plant in February 2013 and retired a 12 MW gas-fired unit at the Haefling plant in December 2013.

Fuel Supply

Coal is expected to be the predominant fuel used by LG&E and KU for baseload generation for the foreseeable future.  However, natural gas will play a more significant role starting in 2015 when Cane Run Unit 7 is expected to be placed into operation as baseload generation.  The natural gas for this generating unit will be contracted from suppliers separately from LG&E's natural gas customers.  Natural gas and oil will continue to be used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.  To enhance the reliability of natural gas supply, LG&E and KU have secured long-term pipeline capacity on the interstate pipeline serving the new NGCC unit at Cane Run and six simple cycle combustion turbine units.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2019 and normally augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect for the foreseeable future to purchase most of their coal from western Kentucky, southern Indiana and southern Illinois.  In 2015 and beyond, LG&E and KU may purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at TC2.  Coal is delivered to the generating plants by barge, truck and rail.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to LG&E's firm sales customers.  By using natural gas storage facilities, LG&E avoids the costs typically associated with more expensive pipeline transportation capacity to serve peak winter heating loads.  Natural gas is stored during the summer season for withdrawal during the following winter heating season.  Without this storage capacity, LG&E would be required to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are typically at their highest.  Several suppliers under contracts of varying duration provide competitively priced natural gas.  At December 31, 2014, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $54 million.

LG&E has a portfolio of supply arrangements of varying terms with a number of suppliers designed to meet its firm sales obligations.  These natural gas supply arrangements include pricing provisions that are market-responsive.  In tandem with pipeline transportation services, these natural gas supplies provide the reliability and flexibility necessary to serve LG&E's natural gas customers.

LG&E purchases natural gas supply transportation services from two pipelines.  LG&E has contracts with one pipeline that are subject to termination by LG&E between 2015 and 2020.  Total winter season capacity under these contracts is 194,900 MMBtu/day and summer season capacity is 88,000 MMBtu/day.  Additionally, LG&E has a contract with the same pipeline for the month of January 2015 with a total capacity of 35,000 MMBtu/day, and a contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in October 2018.

LG&E expects to purchase natural gas supplies for its gas distribution operations from onshore producing regions in South Texas, East Texas, North Louisiana and Arkansas, as well as gas originating in the Rockies, Marcellus and Utica production areas.

(PPL, LKE, LG&E and KU)

Transmission

LG&E and KU contract with the Tennessee Valley Authority to act as their transmission reliability coordinator and contract with TranServ International, Inc. to act as their independent transmission operator.

In February 2013, LG&E and KU submitted a compliance filing to the FERC reflecting their participation with other utilities in the Southeastern Regional Transmission Planning group relating to certain FERC Order 1000 requirements.  FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electric transmission planning activities.

Rates

LG&E is subject to the jurisdiction of the KPSC and the FERC, and KU is subject to the jurisdiction of the KPSC, the FERC, the VSCC and the TRA.  LG&E and KU operate under a FERC-approved open access transmission tariff (OATT).

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means.  As such, LG&E and KU generally earn a return on regulatory assets.

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities, except the levelized fuel factor, are excluded from the return on rate base utilized in the calculation of Virginia base rates; therefore, no return is earned on the related assets.

KU's rates to 12 municipal customers for wholesale requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates; therefore, no return is earned on the related assets.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality has a previously settled termination date of 2016.

See Note 6 to the Financial Statements for additional information on cost recovery mechanisms.

Rate Case

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base electricity rates of approximately $30 million at LG&E and approximately $153 million at KU and an increase in annual base gas rates of approximately $14 million at LG&E.  The proposed base rate increases would result in electricity rate increases of 2.7% at LG&E and 9.6% at KU and a gas rate increase of 4.2% at LG&E and would become effective in July 2015.  LG&E's and KU's applications each include a request for authorized returns-on-equity of 10.5%.  The applications are based on a forecasted test year of July 1, 2015 through June 30, 2016.  A number of parties have been granted intervention requests in the proceedings.  A hearing on the applications is scheduled to commence on April 21, 2015.  LG&E and KU cannot predict the outcome of these proceedings.

•	Pennsylvania Regulated Segment (PPL)

Includes the regulated electricity delivery operations of PPL Electric.

(PPL and PPL Electric)

PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania.  PPL Electric also provides electricity supply to retail customers in this area as a PLR under the Customer Choice Act.

Details of revenues by customer class for the years ended December 31 are shown below.

	2014		2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Distribution
Residential	$1,285	63	$1,215	65	$1,108	63
Industrial	52	3	52	3	53	3
Commercial	367	18	363	19	366	21
Other	5		(11)		26	1
Transmission	335	16	251	13	210	12
Total	$2,044	100	$1,870	100	$1,763	100

Franchise, Licenses and Other Regulations

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies which it has succeeded and as a result of certification by the PUC.  PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions.  In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

Competition

Pursuant to authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area.  Accordingly, PPL Electric does not face competition in its electricity distribution business.  Pursuant to the Customer Choice Act, generation of electricity is a competitive business in Pennsylvania, and PPL Electric does not own or operate any generation facilities.

The PPL Electric transmission business, operating under a FERC-approved PJM Open Access Transmission Tariff, is subject to competition pursuant to FERC Order 1000 from entities that are not incumbent PJM transmission owners with respect to the construction and ownership of transmission facilities within PJM.

Rates and Regulation

Transmission

PPL Electric's transmission facilities are within PJM, which operates the electricity transmission network and electric energy market in the Mid-Atlantic and Midwest regions of the U.S.

PJM serves as a FERC-approved RTO to promote greater participation and competition in the region it serves.  In addition to operating the electricity transmission network, PJM also administers regional markets for energy, capacity and ancillary services.  A primary objective of any RTO is to separate the operation of, and access to, the transmission grid from market participants that buy or sell electricity in the same markets.  Electric utilities continue to own the transmission assets and to receive their share of transmission revenues, but the RTO directs the control and operation of the transmission facilities.  Certain types of transmission investment are subject to competitive processes outlined in the PJM tariff.

As a transmission owner, PPL Electric's transmission revenues are recovered through PJM in accordance with a FERC approved tariff that allows recovery of incurred transmission costs, a return on transmission-related plant and an automatic annual update based on a formula rate mechanism.  As a PLR, PPL Electric also purchases transmission services from PJM.  See "PLR" below.

See Note 6 to the Financial Statements for additional information on rate mechanisms.

Distribution

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions).  All regulatory assets and liabilities are excluded from the return on rate base; therefore, no return is earned on the related assets unless specifically provided for by the PUC.  Currently, PPL Electric's Smart Meter rider and the DSIC are the only regulatory assets earning a return.  Certain operating expenses are also included in PPL Electric's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation and taxes.

Pennsylvania's AEPS requires electricity distribution companies and electricity generation suppliers to obtain a portion of the electricity sold to retail customers in Pennsylvania from alternative energy sources.  Under the default service procurement plans approved by the PUC, PPL Electric purchases all of the alternative energy generation supply it needs to comply with the AEPS.

Act 129 created an energy efficiency and conservation program, a demand side management program, smart metering technology requirements, new PLR generation supply procurement rules, remedies for market misconduct and changes to the existing AEPS.

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging assets.  In January 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  In May 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  In August 2014, the presiding Administrative Law Judge issued a recommended decision which would not have a significant impact on PPL Electric.  This matter remains pending before the PUC.

See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information regarding Act 129, Act 11 and other legislative and regulatory impacts.

PLR

The Customer Choice Act requires Electric Distribution Companies (EDCs), including PPL Electric, or an alternative supplier approved by the PUC to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to regulations established by the PUC.  As of December 31, 2014, the following percentages of PPL Electric's customer load were provided by competitive suppliers:  50% of residential, 83% of small commercial and industrial and 99% of large commercial and industrial customers.  The PUC continues to be interested in expanding the competitive market for electricity.  See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information.

PPL Electric's cost of electricity generation is based on a competitive solicitation process.  The PUC approved PPL Electric's default service plan for the period June 2013 through May 2015, which includes 4 solicitations for electricity supply held in April and October, annually.  Pursuant to this plan, PPL Electric contracts for all of the electricity supply for residential, small commercial and small industrial customers, large commercial and large industrial customers who elect to take that service from PPL Electric.  These solicitations include a mix of 12- and 9-month fixed-price load-following contracts for residential, small commercial and small industrial customers, and 12-month real-time pricing contracts for large commercial and large industrial customers to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.  In April 2014, PPL Electric filed a new Default Service Plan with the PUC for the period of June 1, 2015 through May 31, 2017.  The petition was approved by the PUC on January 15, 2015.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service territory.  Since the cost of generation supply is a pass-through cost for PPL Electric, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.  See "Energy Purchase Commitments" in Note 13 to the Financial Statements for additional information regarding PPL Electric's solicitations.

•	Supply Segment (PPL)

Consists primarily of the activities of PPL Energy Supply's subsidiaries, PPL Generation and PPL EnergyPlus.  PPL Generation owns and operates competitive domestic power plants to generate electricity and acquires and develops competitive domestic generation projects.  PPL EnergyPlus markets and trades electricity, natural gas, and other energy-related products in competitive wholesale and retail markets.  In addition, certain financing and other costs are allocated to the Supply segment.  Upon completion of the anticipated spinoff of PPL Energy Supply in 2015, PPL will no longer have a Supply segment.  See "Anticipated Spinoff of PPL Energy Supply" above for additional information.

(PPL and PPL Energy Supply)

PPL Energy Supply's generation assets are primarily located in Pennsylvania and Montana.  PPL Energy Supply enters into energy and energy-related contracts to hedge the variability of expected cash flows associated with its generating units and marketing activities, as well as for trading purposes.  PPL EnergyPlus sells the electricity produced by PPL Energy Supply's generation plants based on prevailing market rates.  PPL Energy Supply's total expected generation in 2015 is anticipated to be used to meet its committed contractual sales.  PPL Energy Supply has also entered into commitments of varying quantities and terms for 2016 and beyond.

Details of revenue by category for the years ended December 31, are shown below.

	2014		2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Energy
Unregulated wholesale energy (a)	$1,892	51	$2,960	65	$4,054	76
Unregulated retail energy	1,243	33	1,027	23	844	16
Total energy	3,135	84	3,987	88	4,898	92
Energy-related businesses (b)	601	16	527	12	448	8
Total	$3,736	100	$4,514	100	$5,346	100

(a)
Included in these amounts for 2014, 2013 and 2012 are $84 million, $51 million and $78 million of wholesale electricity sales to an affiliate, PPL Electric, which are eliminated in consolidation for PPL.

(b)
Energy-related businesses primarily support the generation, marketing and trading businesses of PPL Energy Supply.  Their activities include developing renewable energy projects and providing energy-related products and services to commercial and industrial customers through their mechanical contracting and services subsidiaries.  Energy-related businesses for PPL's Supply segment had additional revenues not related to PPL Energy Supply of $13 million for 2012, which are not included in this table.

Power Supply

PPL Energy Supply owned or controlled generating capacity (summer rating) of 9,896 MW at December 31, 2014.  Generating capacity controlled by PPL Generation and other PPL Energy Supply subsidiaries includes power obtained through PPL EnergyPlus' power purchase agreements.  See "Item 2. Properties - Supply Segment" for details of PPL Energy Supply's generating capacity.

During 2014, PPL Energy Supply owned or controlled power plants that generated the following amounts of electricity.

	GWh
Fuel Source	Northeastern	Northwestern	Total

Nuclear	16,903		16,903
Oil / Gas	11,080		11,080
Coal	16,074	4,030	20,104
Hydro (a)	931	3,318	4,249
Renewables (b)	413		413
Total	45,401	7,348	52,749

(a)
The Northwestern amount reflects generation from hydroelectric generating facilities that were sold by PPL Montana to NorthWestern in November 2014.  See Note 8 to the Financial Statements for additional information.

(b)
PPL Energy Supply subsidiaries own or control renewable energy projects located in Pennsylvania, New Jersey, Vermont and New Hampshire with a generating capacity (summer rating) of 25 MW.  PPL EnergyPlus sells the energy, capacity and RECs produced by these plants into the wholesale market as well as to commercial and industrial customers.

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

Fuel Supply

Coal

Pennsylvania

PPL EnergyPlus actively manages PPL Energy Supply's coal requirements by purchasing coal principally from mines located in northern Appalachia.

During 2014, PPL Generation purchased 5.6 million tons of coal required for its wholly owned Pennsylvania plants.  Coal inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.  PPL Generation, by and through its agent PPL EnergyPlus, has agreements in place that will provide more than 16 million tons of PPL Generation's projected coal needs for the Pennsylvania power plants from 2015 through 2018 and augments its coal supply agreements with spot market purchases, as needed.

A PPL Generation subsidiary owns a 12.34% interest in the Keystone plant and a 16.25% interest in the Conemaugh plant.  PPL Generation owns a 12.34% interest in Keystone Fuels, LLC and a 16.25% interest in Conemaugh Fuels, LLC.  The Keystone plant contracts with Keystone Fuels, LLC for its coal requirements, which provided 4.5 million tons of coal to the Keystone plant in 2014.  The Conemaugh plant requirements are purchased under contract from Conemaugh Fuels, LLC, which provided 4.5 million tons of coal to the Conemaugh plant in 2014.

All wholly owned PPL Generation coal plants within Pennsylvania are equipped with scrubbers, which use limestone in their operations.  Acting as agent for PPL Generation, PPL EnergyPlus has entered into limestone contracts with suppliers that will provide for those plants' requirements through 2016.  During 2014, 430,000 tons of limestone were delivered to Brunner Island and Montour under these contracts.  Annual limestone requirements range from approximately 400,000-500,000 tons.

Montana

PPL Montana owns a 30% interest in Colstrip Unit 3 and NorthWestern owns a 30% interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4.  Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4 and is entitled to take up to 15% of the available generation from Units 3 and 4.  Each party is responsible for its own coal costs.  PPL Montana, with the other Colstrip owners, is party to contracts to purchase 100% of its coal requirements with defined coal quality characteristics and specifications.  PPL Montana, with the other Colstrip Units 1 and 2 owner, has a long-term purchase and supply agreement with the current supplier for Units 1 and 2, which provides these units 85% to 100% of their coal requirements (at owners' option) from January 2015 through December 2019.  PPL Montana, with the other Colstrip Units 3 and 4 owners, has a long-term coal supply contract for Units 3 and 4, which provides these units 100% of their coal requirements through December 2019.

These units were originally built containing scrubbers and PPL Montana has entered into a long-term contract to purchase the limestone requirements for these units.  The contract extends through December 2030.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette plant.  The contracts covered 100% of the plant's coal requirements in 2014 and similar contracts are in place to supply 100% of the expected coal requirements through the suspension of plant operations scheduled for no later than April 2015.  The plant is expected to be retired in August 2015.

Oil and Natural Gas

Pennsylvania

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas.  During 2014, 100% of the physical gas requirements for the Martins Creek units were purchased on the spot market using either delivered supply or a combination of spot market supply and short-term capacity and oil requirements were supplied from inventory and replenished by purchases made in the spot market.  At December 31, 2014, there were no long-term agreements for oil or natural gas for these units.

Short-term and long-term gas transportation contracts are in place for approximately 38% of the maximum daily requirements of the Lower Mt. Bethel combined-cycle facility.

For PPL's Ironwood combined-cycle facility, PPL EnergyPlus has long-term transportation contracts that can deliver up to approximately 25% of Ironwood's maximum daily gas requirements.  Daily gas requirements can also be met through a combination of short-term transportation capacity release transactions coupled with upstream supply.

In addition, PPL EnergyPlus has secured long-term natural gas supply for approximately 10% of the combined needs of Ironwood and Lower Mt. Bethel through 2016.

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

PPL Susquehanna has a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services.  These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2020 and Unit 2 to operate into the first quarter of 2019.  PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel, but there is no definitive date by which a repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates, under current operating conditions, that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017.  If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through 2044, the current licensed life of the plant.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit.  The settlement included reimbursement of certain costs to store spent nuclear fuel at the Susquehanna plant incurred from 1998 through December 31, 2013, and PPL Susquehanna received payments for its claimed costs for those periods.  In exchange, PPL Susquehanna waived any claims against the U.S. Government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna plant through December 31, 2013.  In January 2014, PPL Susquehanna entered into a new agreement with the DOE to extend the settlement agreement on the same terms as the prior agreement for an additional three years to the end of 2016.

Energy Marketing

PPL EnergyPlus sells the capacity and electricity produced by PPL Generation subsidiaries, and buys and sells purchased power, capacity, ancillary services, FTRs, natural gas, oil, uranium, emission allowances and RECs in competitive wholesale and competitive retail markets.

PPL EnergyPlus transacts in competitive retail energy markets, and buys and sells electricity and natural gas supply, to meet the diverse needs of business customers.  PPL EnergyPlus sells retail electricity supply to business customers in Delaware, the District of Columbia, Maryland, Montana, New Jersey, Ohio and Pennsylvania and sells retail natural gas supply to business customers in Delaware, Maryland, New Jersey, and Pennsylvania.  The company also offers electricity supply to select residential customers in Pennsylvania.  Although retail energy revenues continue to grow, the net margins related to these activities are not currently a significant component of PPL Energy Supply's margins.

Within the constraints of its hedging policy, PPL EnergyPlus actively manages its portfolios of energy and energy-related products to optimize their value and to limit exposure to price fluctuations.  See Note 17 to the Financial Statements for more information.

Competition

Since the early 1990s, there has been increased competition in U.S. energy markets because of federal and state competitive market initiatives.  Although some states, such as Pennsylvania and Montana, have created a competitive market for electricity generation, other states continue to consider different types of regulatory initiatives concerning competition in the power and gas industries.  Some states that were considering creating competitive markets have slowed their plans or postponed further consideration.  In addition, states that have created competitive markets have, from time to time, considered new market rules and re-regulation measures that could result in more limited opportunities for competitive energy suppliers.  Interest in re-regulation, however, has slowed due to recent declining power prices.  As such, the markets in which PPL Energy Supply participates are highly competitive.

PPL Energy Supply faces competition in wholesale markets for available energy, capacity and ancillary services.  Competition is impacted by electricity and fuel prices, congestion along the power grid, governmental mandates for new generation, new market entrants, construction of new generating assets, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  PPL Energy Supply primarily competes with other electricity suppliers based on its ability to aggregate generation supply at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  Competitors in wholesale power markets include regulated utilities, industrial companies, NUGs, competitive subsidiaries of regulated utilities and other energy marketers.  See "Item 1A. Risk Factors - Risks Related to Supply Segment", "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Notes 13 and 17 to the Financial Statements for more information concerning the risks faced with respect to competitive energy markets.

Franchise and Licenses

See "Energy Marketing" above for a discussion of PPL EnergyPlus' licenses in various states.  PPL EnergyPlus has a license from the DOE to export electric energy to Canada.  PPL EnergyPlus also has a permit from the National Energy Board of Canada to export firm and interruptible energy from Canada to the U.S.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses that expire in 2042 for Unit 1 and in 2044 for Unit 2.

In 2008, a PPL Energy Supply subsidiary, PPL Bell Bend, LLC, submitted a COLA to the NRC for a new nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  PPL Bell Bend, LLC does not expect to complete the COLA review process with the NRC prior to 2018.  See Note 8 to Financial Statements for additional information.

PPL Holtwood operates the Holtwood and Wallenpaupack hydroelectric generating plants pursuant to FERC-granted licenses that expire in 2030 and 2045, respectively.

•	Other Corporate Functions (PPL)

PPL Services provides corporate functions such as financial, legal, supply chain, human resources and information technology services.  Most of PPL Services' costs are charged directly to the respective PPL subsidiaries for the services provided or indirectly charged to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.

Upon completion of the anticipated spinoff of PPL Energy Supply and any related transition services to Talen Energy, the remaining corporate functions that would be provided by PPL Services would primarily be in support of PPL Electric.  As a result, a newly created centralized services company has been formed, PPL EU Services, which will provide the majority of corporate functions such as financial, supply chain, human resources and information technology services to PPL Electric.  Significant portions of the various corporate functions within PPL Services will be transferred to PPL EU Services during 2015 and 2016 as the transition services agreements with Talen Energy expire.  Most of PPL EU Services' costs will be charged directly to PPL Electric for the services provided, with limited amounts charged back to PPL Services and its affiliates.  PPL Services will continue to provide certain limited corporate functions, as the size of the organization is being reduced from approximately 1,200 employees to less than 200 employees after the transition services with Talen Energy are complete.

PPL Capital Funding, PPL's financing subsidiary, provides financing for the operations of PPL and certain subsidiaries.  PPL's growth in rate-regulated businesses provides the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that further enables PPL to cost effectively support targeted credit profiles across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in future financings, in addition to continued direct financing by the operating companies.

Unlike PPL Services and PPL EU Services, PPL Capital Funding's costs are not generally charged to PPL subsidiaries.  Costs are charged directly to PPL.  However, PPL Capital Funding participated significantly in the financing for the acquisitions of LKE and WPD Midlands and certain associated financing costs were allocated to the Kentucky and U.K. Regulated segments.  The associated financing costs, as well as the financing costs associated with prior issuances of certain other PPL Capital Funding securities, have been assigned to the appropriate segments for purposes of PPL management's assessment of segment performance.  The financing costs associated primarily with PPL Capital Funding's securities issuances in 2013 and beyond, with certain exceptions including the remarketing of the debt component of the 2010 and 2011 Equity Units, have not been directly assigned or allocated to any segment.

See "Anticipated Spinoff of PPL Energy Supply" above for information on the expected reductions of $75 million in corporate support costs in connection with the spinoff transaction.

(All Registrants)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather.  As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or extreme winter weather make such fluctuations more pronounced.  The pattern of this fluctuation may change depending on the type and location of the facilities owned, the retail load served and the terms of contracts to purchase or sell electricity.  See "Financial Condition - Environmental Matters" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding climate change.

FINANCIAL CONDITION

See "Financial Condition" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2015 through 2019.  See Note 13 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters.  The EPA is in the process of proposing and finalizing an unprecedented number of environmental regulations that will directly affect the electricity industry.  These initiatives cover air, water and waste.  See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" on projected environmental capital expenditures for the years 2015-2019.  Also, see "Environmental Matters" in Note 13 to the Financial Statements for additional information.  To comply with environmental requirements, PPL's forecast for environmental capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are $2.4 billion for PPL, including $2.2 billion for LKE ($1.1 billion each for LG&E and KU), and $192 million for PPL Energy Supply.  Actual costs (including capital, emission allowance purchases and operational modifications) may be significantly lower or higher depending on the final compliance requirements and market conditions.  PPL's and LKE's subsidiaries may also incur capital expenditures and operating expenses, which are not now determinable, but could be significant.  Most environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism.  See Note 6 to the Financial Statements for additional information.

EMPLOYEE RELATIONS

At December 31, 2014, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply (a)	4,156
PPL Electric	2,122
LKE
KU	949
LG&E	1,029
LKS	1,504
Total LKE	3,482
PPL Global (primarily WPD)	6,473
PPL Services and other	1,158
Total PPL	17,391

(a)	Includes labor union employees of mechanical contracting subsidiaries, whose numbers tend to fluctuate due to the nature of this business.

At December 31, 2014, the breakdown of the total workforce that is represented by labor unions was:

	Number of Employees	Percent of Total Workforce

PPL (a)	9,062	52%
PPL Energy Supply	2,482	60%
PPL Electric	1,319	62%
LKE	855	25%
LG&E	714	69%
KU	141	15%

(a)
Includes 4,076 employees of WPD who are members of labor unions (or 63% of PPL's U.K. workforce).  WPD recognizes four unions, the largest of which represents 41% of its union workforce.  WPD's Electricity Business Agreement, which covers 4,001 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

See "Anticipated Spinoff of PPL Energy Supply" in Note 8 to the Financial Statements and "Labor Union Agreements" in Note 13 to the Financial Statements for details on the elimination of approximately 430 domestic positions at PPL, PPL Energy Supply and PPL Electric.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com.  Under the Investor heading of that website, PPL provides access to all SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC.  Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

The Registrants face various risks associated with their businesses.  Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

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

(PPL and PPL Energy Supply)

Risks Relating to Our Agreement to Spin off PPL Energy Supply and Form Talen Energy Corporation

The proposed spinoff of PPL Energy Supply and the combination with RJS Power are contingent upon the satisfaction of a number of conditions and may present situations that could have an adverse effect on us.

The proposed spinoff of PPL Energy Supply and the subsequent combination with RJS Power to form Talen Energy are complex transactions, subject to various conditions, and may be affected by unanticipated developments or changes in market conditions.  On November 5, 2014, Talen Energy filed a registration statement with the SEC containing detailed information regarding Talen Energy.  Completion of the proposed spinoff of PPL Energy Supply and subsequent combination with RJS Power will be contingent upon a number of factors, including that (i) PPL receives a favorable legal opinion of tax counsel as described below; (ii) the SEC declares effective Talen Energy's registration statement relating to registration of Talen Energy common stock and no SEC stop order suspending effectiveness of the registration statement be in effect prior to the PPL Energy Supply spinoff; (iii) the Talen Energy common stock be authorized for listing on the New York Stock Exchange; (iv) certain regulatory approvals have been obtained, including approval by the NRC and the FERC, Hart-Scott-Rodino clearance and certain approvals by the PUC and (v)  there be, subject to certain conditions, at least $1 billion of undrawn credit capacity under a revolving credit facility or similar facility available to Talen Energy and its subsidiaries (for purposes of which any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding shall not be considered as drawn against such facility).  The spinoff and subsequent combination may be terminated by mutual written consent of the parties or subject to certain other circumstances, including the failure to complete these transactions by June 30, 2015 or, if the required regulatory approvals have not been obtained at such time but the other conditions to the consummation of these transactions have been or are capable of being satisfied, December 31, 2015.  For these and other reasons, the spinoff and subsequent combination may not be completed on the terms or within the expected timeframe, if at all.

If the proposed spinoff of PPL Energy Supply does not qualify as a tax-free distribution under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of subsequent acquisitions of stock of PPL or Talen Energy, then PPL and/or its shareowners may be required to pay substantial U.S. federal income taxes.

Among other requirements, the completion of the proposed spinoff of PPL Energy Supply and subsequent combination with RJS Power is conditioned upon PPL's receipt of a legal opinion of tax counsel to the effect that the spinoff will qualify as a reorganization pursuant to Section 368(a)(1)(D) and a tax-free distribution pursuant to Section 355 of the Code.  Although receipt of such legal opinion will satisfy a condition to completion of the spinoff and subsequent combination, that legal opinion will not be binding on the IRS.  Accordingly, the IRS may reach conclusions that are different from the conclusions reached in such opinion.  PPL is not aware of any facts or circumstances that would cause the factual statements or representations on which the legal opinion will be based to be materially different from the facts at the time of the spinoff.  If, notwithstanding the receipt of such opinion, the IRS were to determine the Distribution to be taxable, PPL would, and its shareowners could, depending on their individual circumstances, recognize a tax liability that could be substantial.  In addition, notwithstanding the receipt of such opinion, if the IRS were to determine the Merger to be taxable, PPL shareowners may, depending on their individual circumstances, recognize a tax liability that could be material.

In addition, the spinoff will be taxable to PPL pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership (by vote or value) of either PPL or Talen Energy, directly or indirectly, as part of a plan or series of related transactions that include the spinoff.  Because PPL's shareowners will collectively own more than 50% of Talen Energy's common stock following the spinoff and subsequent combination, the combination alone will not cause the spinoff to be taxable to PPL under Section 355(e) of the Code.  However, Section 355(e) of the Code might apply if acquisitions of stock of PPL before or after the spinoff, or of Talen Energy after the combination, are considered to be part of a plan or series of related transactions that include the spinoff.  PPL is not aware of any such plan or series of transactions that include the spinoff.

PPL may not be successful in realizing the full amount of anticipated annual savings as a result of the proposed spinoff of PPL Energy Supply.

In connection with the spinoff of PPL Energy Supply, and following any required transition services period, PPL is targeting to reduce its annual corporate support costs by an estimated $185 million.  This includes $110 million of corporate support costs to be either eliminated or transferred to Talen Energy and $75 million of corporate support costs to be eliminated as a result of workforce and other corporate cost reductions.  If for any reason PPL cannot realize all or a significant portion of the $75 million corporate cost savings it could have an adverse effect on PPL's cash flows and results of operations.

Risks related to our U.K. Segment

Our U.K. distribution business contributes more than 50% of PPL's total annual net income and exposes us to the following additional risks related to operating outside the U.S., including risks associated with changes in U.K. laws and regulations, taxes, economic conditions and political conditions and policies of the U.K. government and the European Union.  These risks may reduce the results of operations from our U.K. distribution business or affect our ability to access U.K. revenues for payment of distributions or for other corporate purposes in the U.S.

•	changes in laws or regulations relating to U.K. operations, including rate regulations, operational performance and tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting the U.K.;
•	regulatory reviews of tariffs for distribution companies;
•	changes in labor relations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•	changes in U.S. tax law applicable to taxation of foreign earnings; and
•	compliance with U.S. foreign corrupt practices laws.

We are subject to increased foreign currency exchange rate risks because a majority of our cash flows and reported earnings are currently generated by our U.K. business operations.

These risks relate primarily to changes in the relative value of the British pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses, and our strategy to hedge against such changes, and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed to PPL or used for repayments of intercompany loans or other general corporate purposes.  In addition, PPL's consolidated reported earnings on a U.S. GAAP basis may be subject to increased earnings translation risk, which is the result of the conversion of earnings as reported in our U.K. businesses on a British pound sterling basis to a U.S. dollar basis in accordance with U.S. GAAP requirements.

Our U.K. delivery business is subject to risks with respect to rate regulation and operational performance.

Our U.K. delivery businesses are rate-regulated and operate under an incentive-based regulatory framework.  Managing operational risk is critical to the U.K. Regulated segment's financial performance.  Disruption to these distribution networks could reduce profitability both directly by incurring costs for network restoration and also through the system of penalties and rewards that Ofgem administers relating to customer service levels.

A failure by any of our U.K. regulated businesses to comply with the terms of a distribution license may lead to the issuance of an enforcement order by Ofgem that could have an adverse impact on PPL.

Ofgem has powers to levy fines of up to ten percent of revenue for any breach of a distribution license or, in certain circumstances, such as insolvency, the distribution license itself may be revoked.  Ofgem also has formal powers to propose modifications to each distribution license and there can be no assurance that a restrictive modification will not be introduced in the future, which could have an adverse effect on the operations and financial condition of the U.K. regulated businesses and PPL.

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

PPL, PPL Energy Supply and LKE are holding companies and conduct their operations primarily through subsidiaries.  Substantially all of the consolidated assets of these Registrants are held by their subsidiaries.  Accordingly, these Registrants' cash flows and ability to meet debt and guaranty obligations, as well as PPL's ability to pay dividends, are largely dependent upon the earnings of those subsidiaries and the distribution or other payment of such earnings in the form of dividends, distributions, loans, advances or repayment of loans and advances.  The subsidiaries are separate and distinct legal entities and have no obligation to pay dividends or distributions to their parents or to make funds available for such a payment.  The ability of the Registrants' subsidiaries to pay dividends or distributions in the future will depend on the subsidiaries' future earnings and cash flows and the needs of their businesses, and may be restricted by their obligations to holders of their outstanding debt and other creditors, as well as any contractual or legal restrictions in effect at such time, including the requirements of state corporate law applicable to payment of dividends and distributions, and regulatory requirements, including restrictions on the ability of PPL Electric, LG&E and KU to pay dividends under Section 305(a) of the Federal Power Act.

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

(All Registrants except PPL Energy Supply)

Risks Related to Domestic Regulated Utility Operations

Our domestic regulated utility businesses face many of the same risks, in addition to those risks that are unique to each of the Kentucky Regulated segment and the Pennsylvania Regulated segment.  Set forth below are risk factors common to both domestic regulated segments, followed by sections identifying separately the risks specific to each of these segments.

Our profitability is highly dependent on our ability to recover the costs of providing energy and utility services to our customers and earn an adequate return on our capital investments.  Regulators may not approve the rates we request and existing rates may be challenged.

The rates we charge our utility customers must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, TRA and PUC.  Although rate regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full recovery of our costs or an adequate return on our capital investments.  Federal or state agencies, interveners and other permitted parties may challenge our rate requests, and ultimately reduce, alter or limit our current rates or future rates we seek.  Although our rates are generally regulated based on an analysis of our costs incurred in a base year or based on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time.  Our domestic regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which will likely require rate increase requests to the regulators.  If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our domestic utility businesses are subject to significant and complex governmental regulation.

In addition to regulating the rates we charge, various federal and state regulatory authorities regulate many aspects of our domestic utility operations, including:

•	the terms and conditions of our service and operations;
•	financial and capital structure matters;
•	siting, construction and operation of facilities;
•	mandatory reliability and safety standards under the Energy Policy Act of 2005 and other standards of conduct;
•	accounting, depreciation and cost allocation methodologies;
•	tax matters;
•	affiliate transactions;
•	acquisition and disposal of utility assets and issuance of securities; and
•	various other matters, including energy efficiency.

Such regulations or changes thereto may subject us to higher operating costs or increased capital expenditures and failure to comply could result in sanctions or possible penalties which may not be recoverable from customers.

Changes in transmission and wholesale power market structures could increase costs or reduce revenues.

Wholesale revenues fluctuate with regional demand, fuel prices and contracted capacity.  Changes to transmission and wholesale power market structures and prices may occur in the future, are not predictable and may result in unforeseen effects on energy purchases and sales, transmission and related costs or revenues.  These can include commercial or regulatory changes affecting power pools, exchanges or markets in which our domestic utilities participate.

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

The domestic regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability.  The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•	approval, licensing and permitting;
•	land acquisition and the availability of suitable land;
•	skilled labor or equipment shortages;
•	construction problems or delays, including disputes with third-party intervenors;
•	increases in commodity prices or labor rates;
•	contractor performance;
•	environmental considerations and regulations;
•	weather and geological issues; and
•	political, labor and regulatory developments.

Failure to complete our capital projects on schedule or on budget, or at all, could adversely affect our financial performance, operations and future growth if such expenditures are not granted rate recovery by our regulators.

We are subject to the risk that our workforce and its knowledge base may become depleted in coming years.

PPL is experiencing an increase in attrition due primarily to the number of retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel due to a declining trend in the number of available skilled workers and an increase in competition for such workers.

Risks Specific to Kentucky Regulated Segment

(PPL, LKE, LG&E and KU)

The costs of compliance with, and liabilities under, environmental laws are significant and are subject to continuing changes.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation business, including its air emissions, water discharges and the management of hazardous and solid waste, among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted but could be material.  In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operations changes, permit limitations or other restrictions.  At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units.  Market prices for energy and capacity also affect this cost-effectiveness analysis.  Many of these environmental law considerations are also applicable to the operations of our key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products and demand for our services.

Ongoing changes in environmental regulations or their implementation requirements and our related compliance strategies entail a number of uncertainties.

The environmental standards governing LG&E's and KU's businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to ongoing rulemakings and other regulatory developments, legislative activities and litigation.  Revisions to applicable standards, changes in compliance deadlines and invalidation of rules on appeal may require major changes in compliance strategies, operations or assets and adjustments to prior plans.  Depending on the extent, frequency and timing of such changes, the companies may be subject to inconsistent requirements under multiple regulatory programs, compressed windows for decision-making and short compliance deadlines that may require aggressive schedules for construction, permitting and other regulatory approvals.  Under such circumstances, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation.

Risks Specific to Pennsylvania Regulated Segment

(PPL and PPL Electric)

We plan to selectively pursue growth of transmission and distribution capacity, which involves a number of uncertainties and may not achieve the desired financial results.

We plan to pursue expansion of our transmission and distribution capacity over the next several years.  We plan to do this through the potential construction or acquisition of transmission and distribution projects and capital investments to upgrade transmission and distribution infrastructure.  These types of projects involve numerous risks.  With respect to the construction or acquisition of transmission and distribution projects, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being financed.  Expansion in our regulated businesses is dependent on future load or service requirements and subject to applicable regulatory processes.  The success of both a new or acquired project would likely be contingent, among other things, upon the negotiation of satisfactory construction contracts, obtaining acceptable financing and maintaining acceptable credit ratings, as well as receipt of required and appropriate governmental approvals.  If we were unable to complete construction or expansion of a project, we may not be able to recover our investment in the project.

We face competition for transmission projects, which could adversely affect our rate base growth

FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electric transmission planning activities.  The PPL Electric transmission business, operating under a FERC-approved PJM Open Access Transmission Tariff (OATT), is subject to competition pursuant to FERC Order 1000 from entities that are not incumbent PJM transmission owners with respect to the construction and ownership of transmission facilities within PJM.  Increased competition can result in lower rate base growth.

We could be subject to higher costs and/or penalties related to Pennsylvania Conservation and Energy Efficiency Programs.

PPL Electric is subject to Act 129 which contains requirements for energy efficiency and conservation programs and for the use of smart metering technology, imposes PLR electricity supply procurement rules, provides remedies for market misconduct, and made changes to the existing AEPS.  The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand.  Utilities not meeting these Act 129 requirements are subject to significant penalties that cannot be recovered in rates.  Numerous factors outside of our control could prevent compliance with these requirements and result in penalties to us.

Risks Related to Supply Segment

(PPL and PPL Energy Supply)

We face intense competition in the competitive power generation market, which may adversely affect our ability to operate profitably and generate positive cash flow.

Our generation business is dependent on our ability to operate successfully in a competitive environment and is not assured of any rate of return on capital investments through a regulated rate structure.  Competition is affected by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  These competitive factors may negatively affect our ability to sell electricity and related products and services, as well as the prices that we receive for such products and services, which could adversely affect our results of operations and our ability to grow our business.

We sell our available energy and capacity into competitive wholesale markets through contracts of varying duration.  Competition in the wholesale power markets occurs principally on the basis of the price of products and, to a lesser extent, reliability and availability.  We believe that the commencement of commercial operation of new electricity generating facilities in the regional markets where we own or control generation capacity and the evolution of demand side management resources will continue to increase competition in the wholesale electricity market in those regions, which could have an adverse effect on electricity and capacity prices.

We also face competition in the wholesale markets for generation capacity and ancillary services.  We primarily compete with other electricity suppliers based on our ability to aggregate supplies at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities, ISOs and RTOs.  We also compete against other energy marketers on the basis of relative financial condition and access to credit sources, and our competitors may have greater financial resources than we have.

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

We purchase and sell electricity in wholesale markets under market-based rates throughout the U.S.  and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations.  If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages.  These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of any undelivered capacity or electricity.  Depending on price volatility in the wholesale electricity markets, such damages could be significant.  Extreme weather conditions, unplanned generation facility outages, environmental compliance costs, transmission disruptions and other factors could affect our ability to meet our obligations or cause significant increases in the market price of replacement capacity and electricity.

Our wholesale power agreements typically include provisions requiring us to post collateral for the benefit of our counterparties if the market price of energy varies from the contract prices in excess of certain pre-determined amounts.  We currently believe that we have sufficient liquidity to fulfill our potential collateral obligations under these power contracts.  However, our obligation to post collateral could exceed the amount of our facilities or our ability to increase our facilities could be limited by financial markets or other factors.  See Note 7 to the Financial Statements for a discussion of credit facilities.

We also face credit risk that counterparties with whom we contract in both the wholesale and retail markets will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the inception of the contract.  Whenever feasible, we attempt to mitigate these risks using various means, including agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract price in excess of certain pre-determined amounts.  However, there can be no assurance that we will avoid counterparty nonperformance risk, including bankruptcy, which could adversely impact our ability to meet our obligations to other parties, which could in turn subject us to claims for damages.

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs to supply power, are impacted by changes in market prices for electricity, fuel, fuel transportation, emission allowances, RECs, electricity capacity and related congestion charges and other costs.  Unlike most commodities, the limited ability to store electricity requires that it must be consumed at the time of production.  As a result, wholesale market prices for electricity may fluctuate substantially over relatively short time periods and can be unpredictable.  Among the factors that influence such prices are:

•	demand for electricity;
•	supply of electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and associated transportation costs) and emission allowance expense for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market, as well as general creditworthiness of key participants in the market; and
•	weather and economic conditions affecting demand for or the price of electricity or the facilities necessary to deliver electricity.

Our risk management policy and programs relating to electricity and fuel prices, interest rates and counterparty credit and non-performance risks may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our generation and energy marketing activities, as well as our debt and counterparty credit positions.  We have implemented procedures to monitor compliance with our risk management policy and programs, including independent validation of transaction and market prices, verification of risk and transaction limits, portfolio stress tests, sensitivity analyses and daily portfolio reporting of various risk management metrics.  Nonetheless, our risk management programs may not work as planned.  For example, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management calculations.  Additionally, unforeseen market disruptions could decrease market depth and liquidity, negatively impacting our ability to enter into new transactions.  We enter into financial contracts to hedge commodity basis risk, and as a result are exposed to the risk that the correlation between delivery points could change with actual physical delivery.  Similarly, interest rates could change in significant ways that our risk management procedures were not designed to address.  As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events result in greater losses or costs than our risk models predict or greater volatility in our earnings and financial position.

In addition, our trading, marketing and hedging activities are exposed to counterparty credit risk and market liquidity risk.  We have adopted a credit risk management policy and program to evaluate counterparty credit risk.  However, if counterparties fail to perform, we may be forced to enter into alternative arrangements at then-current market prices.  In that event, our financial results could be adversely affected.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales obligations by either reserving generation capacity to deliver electricity or purchasing the necessary financial or physical products and services through competitive markets to satisfy our net firm sales contracts.  We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to fuel requirements and other electricity-related commodities.  However, based on economic and other considerations, we may decide not to hedge the entire exposure of our operations from commodity price risk.  To the extent we do not hedge against commodity price risk and applicable commodity prices change in ways that would be adverse to us, our results of operations and financial position may be adversely affected.  To the extent we do hedge against commodity price risk, those hedges may not ultimately prove to be effective.

The accounting for our hedging activities may increase the volatility in our quarterly and annual financial results.

We engage in commodity-related marketing and price-risk management activities in order to physically and financially hedge our exposure to market risk with respect to electricity sales from our generation assets, fuel utilized by those assets and emission allowances.

We generally attempt to balance our fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts.  These derivatives are recorded on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for cash flow hedge accounting treatment or the NPNS exception.  Whether a derivative qualifies for cash flow hedge accounting treatment depends upon it meeting specific criteria used to determine if the cash flow hedge is and will remain appropriate for the term of the derivative.  Specific criteria are also required in order to elect the NPNS exception, which permits qualifying hedges to be treated under the accrual accounting method.  All economic hedges may not necessarily qualify for cash flow hedge accounting treatment or the NPNS exception, or we may elect not to utilize cash flow hedge accounting or the NPNS exception.  As a result, our quarterly and annual results are subject to significant fluctuations caused by changes in market prices.

Changes in technology may negatively impact the value of our power plants.

A basic premise of our generation business is that generating electricity at central power plants achieves economies of scale and produces electricity at relatively low prices.  There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills and photovoltaic (solar) cells, the development of which has been expanded due to global climate change concerns.  Research and development activities are ongoing to seek improvements in alternate technologies.  It is possible that advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production.  Also, as new technologies are developed and become available, the quantity and pattern of electricity usage (the "demand") by customers could decline, with a corresponding decline in revenues derived by generators.  These alternative energy sources could result in a decline to the dispatch and capacity factors of our plants.  As a result of all of these factors, the value of our generation facilities could be significantly reduced.

The full-requirements sales contracts that PPL EnergyPlus is awarded do not provide for specific levels of load and actual load significantly below or above our forecasts could adversely affect our energy margins.

We generally hedge our full-requirements sales contracts with our own generation or energy purchases from third parties.  If the actual load is significantly lower than the expected load, we may be required to resell power at a lower price than was contracted for to supply the load obligation, resulting in a financial loss.  Alternatively, a significant increase in load could adversely affect our energy margins because we are required under the terms of full-requirements sales contracts to provide the energy necessary to fulfill increased demand at the contract price, which could be lower than the cost to procure additional energy on the open market.  Therefore, any significant decrease or increase in load compared with our forecasts could have a material adverse effect on our results of operations and financial position.

We may experience disruptions in our fuel supply, which could adversely affect our ability to operate our generation facilities.

We purchase fuel and other products consumed during the production of electricity (such as coal, natural gas, oil, water, uranium, lime, limestone and other chemicals) from a number of suppliers.  Delivery of these fuels to our facilities is dependent upon the continuing financial viability of contractual counterparties as well as the infrastructure (including rail lines, rail cars, barge facilities, roadways, riverways and natural gas pipelines) available to serve each generation facility.  As a result, we are subject to the risks of disruptions or curtailments in the production of power at our generation facilities if fuel is unavailable at any price or if a counterparty fails to perform or if there is a disruption in the fuel delivery infrastructure.  Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

Unforeseen changes in the price of coal and natural gas could cause us to incur excess coal inventories and contract termination costs.

Extraordinarily low natural gas prices could cause natural gas to be the more cost-competitive fuel compared to coal for generating electricity.  Because we enter into guaranteed supply contracts to provide for the amount of coal needed to operate our base load coal-fired generating facilities, we may experience periods where we hold excess amounts of coal if fuel pricing results in our reducing or idling coal-fired generating facilities in favor of operating available alternative natural gas-fired generating facilities.  In addition, we may incur costs to terminate supply contracts for coal in excess of our generating requirements.

If the services provided by the transmission facilities that deliver the wholesale power from our generation facilities are inadequate, our ability to sell and deliver wholesale power may be materially adversely affected.  Furthermore, any changes in the structure and operation of, or the various pricing limitations imposed by, the RTOs and ISOs that operate these transmission facilities may adversely affect the profitability of our generation facilities.

We do not own or control the transmission facilities required to sell the wholesale power from our generation facilities.  If the transmission service from these facilities is unavailable or disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected.  RTOs and ISOs provide transmission services, administer transparent and competitive power markets and maintain system reliability.  Many of these RTOs and ISOs operate in the real-time and day ahead markets in which we sell energy.  The RTOs and ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, offer caps and other mechanisms to guard against the potential exercise of market power in these markets as well as price limitations.  These types of price limitations and other regulatory mechanisms may adversely affect the profitability of our generation facilities that sell energy and capacity into the wholesale power markets.  Problems or delays that may arise in the formation and operation of maturing RTOs and similar market structures, or changes in geographic scope, rules or market operations of existing RTOs, may also affect our ability to sell, the prices we receive or the cost to transmit power produced by our generating facilities.  Rules governing the various regional power markets may also change from time to time, which could affect our costs or revenues. As a result, our financial condition, results of operations and cash flows may be materially adversely affected.

The FERC has issued regulations that require wholesale electricity transmission services to be offered on an open-access, non-discriminatory basis.  Although these regulations are designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that transmission capacity will not be available in the amounts we require.  We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets or whether ISOs and RTOs in applicable markets will efficiently operate transmission networks and provide related services.

Because our generation facilities are part of interconnected regional grids, we face the risk of blackout due to a disruption on a neighboring interconnected system.

Major electric power blackouts are possible and have occurred, which could disrupt electrical service for extended periods of time.  If a blackout were to occur, the impact could result in interruptions to our operations, increased costs to replace existing contractual obligations, the possibility of regulatory investigations and potential operational risks to our facilities.  Additionally, in response to the blackout, there could be changes or developments in applicable regulations or market structures that could have longer-term impact on our business and results of operations.

Despite federal and state deregulation initiatives, our generation business is still subject to extensive regulation, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.

Our generation subsidiaries sell electricity into the wholesale market.  Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC.  The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices.  The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not competitive, that we possess market power or that we are not charging just and reasonable rates.  Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations.  See "Regulatory Issues - FERC Market-Based Rate Authority" in Note 13 to the Financial Statements for information regarding recent court decisions that could impact the FERC's market-based rate authority program.

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

Our costs to comply with existing and new environmental and related worker health and safety laws are expected to continue to be significant, and we plan to incur significant capital expenditures for pollution control improvements that could adversely affect our profitability and liquidity or cause the continued operation of certain generation facilities to be uneconomic.

Our business is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection and worker health and safety.  Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions.  These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of hazardous materials from our operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our operations.  To comply with existing and future environmental requirements and as a result of voluntary pollution control measures we may take, we have spent and expect to spend substantial amounts in the future on environmental control and compliance.  Failure to comply with these laws, regulations and permits may result in joint and several, strict liability for administrative, civil and/or criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.  Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws, regulations and permits or for personal injury or property damage.

Our operations also pose risks of environmental liability due to leakage, migration, releases or spills of hazardous substances to surface or subsurface soils, surface water or groundwater.  Certain environmental laws impose strict as well as joint and several liability (that could result in an entity paying more than its fair share) for costs required to remediate and restore sites where hazardous substances, hydrocarbons, or solid wastes have been stored or released.  We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.  In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations.

The trend of more expansive and stringent environmental legislation and regulations applied to the power generation industry could continue, resulting in increased costs of doing business and consequently affecting profitability.  Many states and environmental groups have challenged certain federal laws and regulations relating to air emissions, water discharge and intake requirements, and management of CCRs as not being sufficiently strict.  As a result, state and federal regulations have been proposed or adopted that would impose more stringent restrictions, which could require us to significantly increase capital and operating expenditures for additional environmental controls.  At some of our older generating facilities it may be uneconomic for us to install necessary environmental controls to comply with new or proposed regulations, which could cause us to retire those units.

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

Nuclear generation accounted for about 32% of PPL Energy Supply's 2014 competitive power generation output.  The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and
•
uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.  The licenses for our two nuclear units expire in 2042 and 2044.  See Note 19 to the Financial Statements for additional information on the ARO related to the decommissioning.

The NRC has broad authority under federal law to impose licensing requirements, including security, safety and employee-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, revised security or safety requirements promulgated by the NRC, particularly in response to the 2011 incident in Fukushima, Japan, could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant.  There also remains substantial uncertainty regarding the temporary storage and permanent disposal of spent nuclear fuel, which could result in substantial additional costs to us that cannot be predicted.  In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna nuclear plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows and financial condition.  See Note 13 to the Financial Statements for a discussion of nuclear insurance.

We plan to optimize our competitive power generation operations, which involves a number of uncertainties and may not achieve the desired financial results.

We plan to optimize our competitive power generation operations.  We plan to do this through the construction of new power plants or modification of existing power plants, and the potential closure of certain existing plants and acquisition of plants that may become available for sale.  These types of projects involve numerous risks.  Any planned power plant modifications could result in cost overruns, reduced plant efficiency and higher operating and other costs.  With respect to the construction of new plants or modification of existing plants, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being financed.  The success of both a new or acquired project would likely be contingent, among other things, upon obtaining acceptable financing and maintaining acceptable credit ratings, as well as receipt of required and appropriate governmental approvals.  If we were unable to complete construction or expansion of a project, we may not be able to recover our investment in the project.  Furthermore, we might be unable to operate any new or modified plants as efficiently as projected, which could result in higher than projected operating and other costs and reduced earnings.

Risks Related to All Segments

(All Registrants)

The operation of our businesses is subject to cyber-based security and integrity risk.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems.  The operation of our generation plants, including the Susquehanna nuclear plant, and of our energy and fuel trading businesses, as well as our transmission and distribution operations are all reliant on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, principally by terrorists or vandals, or otherwise be compromised by unintentional events.  As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damages to our reputation.

Adverse economic conditions could adversely affect our financial condition and results of operations.

Adverse economic conditions and the declines in wholesale energy prices, partially resulting from adverse economic conditions, have significantly impacted our earnings.  The breadth and depth of these negative economic conditions had a wide-ranging impact on the U.S. business environment, including our businesses.  In addition, adverse economic conditions also reduce the demand for electricity and natural gas and/or reduce our customers' ability to pay their bills.  This reduced demand continues to impact the key domestic wholesale energy markets we serve (such as PJM) and our Pennsylvania and Kentucky utility businesses.  The combination of lower demand for power and increased supply of natural gas has put downward price pressure on wholesale energy markets in general, further impacting our energy marketing results.  In general, economic and commodity market conditions will continue to impact our unhedged future energy margins, utility profits, liquidity, earnings growth and overall financial condition.

Increases in electricity prices and/or a weak economy, can lead to changes in legislative and regulatory policy, including the promotion of energy efficiency, conservation and self-generation, which may adversely impact our business.

Energy consumption is significantly impacted by overall levels of economic activity and costs of energy supplies.  Economic downturns or periods of high energy supply costs can lead to changes in or the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers.  This focus on conservation, energy efficiency and self-generation may result in a decline in electricity demand, which could in turn adversely affect our business.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Credit ratings assigned by Moody's and S&P to our businesses and their financial obligations have a significant impact on the cost of capital incurred by our businesses.  A ratings downgrade could increase our short-term borrowing costs and negatively affect our ability to fund liquidity needs and access new long-term debt at acceptable interest rates.  See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Ratings Triggers" for additional information on the financial impact of a downgrade in our credit ratings.

Disruption in financial markets could adversely affect our financial condition and results of operations.

Our businesses are heavily dependent on credit and access to capital, among other things, for financing capital expenditures and providing collateral to support hedging in our energy marketing business.  Regulations under the Dodd-Frank Act in the U.S. and Basel III in Europe may impose costly additional requirements on our businesses and the businesses of others with whom we contract, such as banks or other counterparties, or simply result in increased costs to conduct our business or access sources of capital and liquidity upon which the conduct of our businesses is dependent.

We could be negatively affected by rising interest rates, downgrades to our credit ratings, adverse credit market conditions or other negative developments in our ability to access capital markets.

In the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs.  As a capital-intensive business, we are sensitive to developments in interest rates, credit rating considerations, insurance, security or collateral requirements, market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes.  Changes in these conditions could result in increased costs and decreased availability of credit.

Our operating revenues could fluctuate on a seasonal basis, especially as a result of extreme weather conditions.

Our businesses are subject to seasonal demand cycles.  For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months.  As a result, our overall operating results may fluctuate substantially on a seasonal basis if weather conditions such as heat waves, extreme cold, unseasonably mild weather or severe storms occur.  The patterns of these fluctuations may change depending on the type and location of our facilities and the terms of our contracts to sell electricity.

Operating expenses could be affected by weather conditions, including storms, as well as by significant man-made or accidental disturbances, including terrorism or natural disasters.

Weather and these other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs.  Storm outages and damage often directly decrease revenues and increase expenses, due to reduced usage and restoration costs.

Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity.  In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs in preparing for or responding to these effects.  These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.  Greenhouse gas regulation could increase the cost of electricity, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies.  Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver.  Also, demand for our energy-related services could be similarly lowered by consumers' preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities.  An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Federal Matters" in Note 6 and "Legal Matters," "Regulatory Issues" and "Environmental Matters - Domestic" in Note 13 to the Financial Statements.  We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

Significant increases in our operation and maintenance expenses, including health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting and reducing our operation and maintenance expenses.  However, we expect to continue to face increased cost pressures in our operations.  Increased costs of materials and labor may result from general inflation, increased regulatory requirements (especially in respect of environmental regulations), the need for higher-cost expertise in the workforce or other factors.  In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to certain current employees and retirees.  We provide a similar level of benefits to our management employees.  These benefits give rise to significant expenses.  Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits.  In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees.  The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control.  These assumptions include investment returns, interest rates, health care cost trends, inflation rates, benefit improvements, salary increases and the demographics of plan participants.  If our assumptions prove to be inaccurate, our future costs and cash contribution requirements to fund these benefits could increase significantly.

We may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired.  Although no impairments were recorded based on our annual review in the fourth quarter of 2014, we are unable to predict whether future impairment charges may be necessary.

We also review our long-lived tangible and finite-lived intangible assets, including equity investments, for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.  See Notes 1 and 16 to the Financial Statements for additional information on impairment charges taken and analysis performed during the reporting periods.  We are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in future years.

We may incur liabilities in connection with discontinued operations.

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities.  These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture.  See "Guarantees and Other Assurances" in Note 13 to the Financial Statements.

We are subject to liability risks relating to our generation, transmission and distribution operations.

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

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations.  We are required to make judgments in order to estimate our obligations to taxing authorities.  These tax obligations include income, property, gross receipts and franchise, sales and use, employment-related and other taxes.  We also estimate our ability to utilize tax benefits and tax credits.  Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered.  We cannot predict whether such tax legislation or regulation will be introduced or enacted or the effect of any such changes on our businesses.  If enacted, any changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows.

We are required to obtain, and to comply with, government permits and approvals.

We are required to obtain, and to comply with, numerous permits, approvals, licenses and certificates from federal, state and local governmental agencies.  The process of obtaining and renewing necessary permits can be lengthy and complex and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought unprofitable or otherwise unattractive.  In addition, such permits or approvals may be subject to denial, revocation or modification under various circumstances.  Failure to obtain or comply with the conditions of permits or approvals, or failure to comply with any applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our power delivery and may subject us to penalties and other sanctions.  Although various regulators routinely renew existing licenses, renewal could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure; failure to comply with environmental, health and safety laws and regulations or permit conditions; local community, political or other opposition; and executive, legislative or regulatory action.

Our cost or inability to obtain and comply with the permits and approvals required for our operations could have a material adverse effect on our operations and cash flows.  In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws may elicit claims that historical routine modification activities at our facilities violated applicable laws and regulations.  In addition to the possible imposition of fines in such cases, we may be required to undertake significant capital investments in pollution control technology and obtain additional operating permits or approvals, which could have an adverse impact on our business, results of operations, cash flows and financial condition.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

War, terrorist attacks and unrest have caused and may continue to cause instability in the world's financial and commercial markets and have contributed to high levels of volatility in prices for oil and gas.  Instability and unrest in the Middle East, Afghanistan, Ukraine and Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas.  In addition, unrest in the Middle East, Afghanistan, Ukraine and Iraq could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours.  Armed conflicts and terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.  In addition, we may incur increased costs for security, including additional physical plant security and security personnel or additional capability following a terrorist incident.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment."  WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners.  At December 31, 2014, WPD's distribution system in the U.K. includes 1,624 substations with a total capacity of 68 million kVA, 56,882 circuit miles of overhead lines and 80,672 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electric transmission and distribution assets and natural gas transmission and distribution assets in Kentucky.  The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.  The electric generating capacity at December 31, 2014 was:

		LKE	LG&E		KU

	Total MW	Ownership or		Ownership or		Ownership or
	Capacity	Lease Interest		Lease Interest		Lease Interest
Primary Fuel/Plant	Summer	in MW	% Ownership	in MW	% Ownership	in MW

Coal
Ghent - Units 1- 4	1,932	1,932			100.00	1,932
Mill Creek - Units 1- 4	1,472	1,472	100.00	1,472
E.W. Brown - Units 1-3	682	682			100.00	682
Cane Run - Units 4 - 6	563	563	100.00	563
Trimble County - Unit 1 (a)	511	383	75.00	383
Trimble County - Unit 2 (a)	732	549	14.25	104	60.75	445
Green River - Units 3- 4	161	161			100.00	161
OVEC - Clifty Creek (b)	1,164	95	5.63	66	2.50	29
OVEC - Kyger Creek (b)	956	78	5.63	54	2.50	24
	8,173	5,915		2,642		3,273
Natural Gas/Oil
E.W. Brown Unit 5 (c)	134	134	53.00	71	47.00	63
E.W. Brown Units 6 - 7 (d)	292	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (c)	484	484			100.00	484
Trimble County Units 5 - 6	314	314	29.00	91	71.00	223
Trimble County Units 7 - 10	628	628	37.00	232	63.00	396
Paddy's Run Units 11 - 12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24	24			100.00	24
Zorn Unit	14	14	100.00	14
Cane Run Unit 11	14	14	100.00	14
	2,086	2,086		646		1,440
Hydro
Ohio Falls - Units 1-8	54	54	100.00	54
Dix Dam - Units 1-3	32	32			100.00	32
	86	86		54		32

Total	10,345	8,087		3,342		4,745

(a)
Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency.  Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs.  See Note 12 to the Financial Statements for additional information.

(b)
This unit is owned by OVEC.  LG&E and KU have a power purchase agreement that entitles LG&E and KU to their proportionate share of the unit's total output and LG&E and KU fund their proportionate share of fuel and other operating costs.  Clifty Creek is located in Indiana and Kyger Creek is located in Ohio.  See Note 13 to the Financial Statements for additional information.

(c)
There is an inlet air cooling system attributable to these units.  This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 10 MW of capacity for LG&E and an additional 88 MW of capacity for KU.

(d)
Includes a sale-leaseback interest through December 2017 on two combustion turbines.  LG&E and KU provided funds to fully defease the lease including the purchase price for the period up to the exercise date of an early purchase option contained in the lease.  LG&E and KU may exercise the early purchase option in 2015.  The financial statement treatment of this transaction is the same as if LG&E and KU had retained their ownership interests.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment."  At December 31, 2014, LG&E's transmission system included in the aggregate, 45 substations (32 of which are shared with the distribution system) with a total capacity of 8 million kVA and 675 pole miles of lines.  LG&E's distribution system included 97 substations (32 of which are shared with the transmission system) with a total capacity of

5 million kVA, 3,881 circuit miles of overhead lines and 2,452 underground cable miles.  KU's transmission system included 138 substations (58 of which are shared with the distribution system) with a total capacity of 14 million kVA and 4,079 pole miles of lines.  KU's distribution system included 479 substations (58 of which are shared with the transmission system) with a total capacity of 7 million kVA, 14,084 circuit miles of overhead lines and 2,375 underground cable miles.

LG&E's natural gas transmission system includes 4,338 miles of gas distribution mains and 395 miles of gas transmission mains, consisting of 255 miles of gas transmission pipeline, 126 miles of gas transmission storage lines, 14 miles of gas combustion turbine lines and one mile of gas transmission pipeline in regulator facilities.  Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers.  KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electricity generating units.

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

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options.  LG&E and KU plan to implement the following capacity increases and decreases at the following plants located in Kentucky.

		LG&E		KU
	Total Net					Year of
	Summer MW					Incremental
	Capacity		Ownership or		Ownership or	Capacity
	Increase /		Lease Interest		Lease Interest	Increase /
Primary Fuel/Plant	(Decrease)	% Ownership	in MW	% Ownership	in MW	Decrease

Coal
Cane Run - Units 4-6 - (a)	(563)	100.00	(563)			2015
Green River - Units 3-4 - (b)	(161)			100.00	(161)	2016
Total Capacity Decreases	(724)		(563)		(161)

Natural Gas
Cane Run - Unit 7 (c)	640	22.00	141	78.00	499	2015
Bluegrass Unit 3 (d)	165	100.00	165			2015

Solar
E.W. Brown (e)	10	39.00	4	61.00	6	2016
Total Capacity Increases	815		310		505

(a)	LG&E anticipates retiring these units by the end of 2015. See Notes 8 and 13 to the Financial Statements for additional information.
(b)
KU had anticipated retiring these units by the end of 2015, however KU received a waiver from the Commonwealth of Kentucky to operate these units until April 2016.  See Notes 8 and 13 to the Financial Statements for additional information.

(c)	In May 2012, LG&E and KU received approval to build this unit at the existing Cane Run site. See Note 8 to the Financial Statements for additional information.
(d)
On August 26, 2014, LG&E and KU entered into a Capacity Purchase and Tolling Agreement with Bluegrass Generation Company, LLC.  This agreement, which is effective May 1, 2015 through April 30, 2019, is an operating lease in which LG&E and KU will purchase capacity produced up to 165 MW for 30 hours each year.

(e)	In December 2014, LG&E and KU received approval from the KPSC to build this unit at the existing E.W. Brown site. See Note 8 to the Financial Statements for additional information.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service territory, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment."  PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners.  At December 31, 2014, PPL Electric's transmission system includes 43 substations with a total capacity of 23 million kVA and 3,989 pole miles in service.  PPL Electric's distribution system includes 352 substations with a total capacity of 13 million kVA, 37,211 circuit miles of overhead lines and 8,320 underground cable miles.  All of PPL Electric's facilities are located in Pennsylvania.  Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture.  See Note 7 to the Financial Statements for additional information.

See Note 8 to the Financial Statements for information on the Regional Transmission Line Expansion Plan.

Supply Segment (PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 to the Financial Statements for additional information.

The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances. PPL Energy Supply's electric generating capacity (summer rating) at December 31, 2014 was as follows.

			PPL Energy Supply's
Primary Fuel/Plant	Total MW Capacity	% Ownership	Ownership in MW	Location

Natural Gas/Oil
Martins Creek	1,700	100.00	1,700	Pennsylvania
Ironwood	660	100.00	660	Pennsylvania
Lower Mt. Bethel	538	100.00	538	Pennsylvania
Combustion turbines	354	100.00	354	Pennsylvania
	3,252		3,252

Coal
Montour	1,504	100.00	1,504	Pennsylvania
Brunner Island	1,411	100.00	1,411	Pennsylvania
Colstrip Units 1 & 2 (a)	614	50.00	307	Montana
Conemaugh (a)	1,711	16.25	278	Pennsylvania
Colstrip Unit 3 (a)	740	30.00	222	Montana
Keystone (a)	1,710	12.34	211	Pennsylvania
Corette (b)	148	100.00	148	Montana
	7,838		4,081

Nuclear
Susquehanna (a)	2,494	90.00	2,245	Pennsylvania

Hydro
Holtwood	249	100.00	249	Pennsylvania
Wallenpaupack	44	100.00	44	Pennsylvania
	293		293

Qualifying Facilities
Renewables (c)	16	100.00	16	Pennsylvania
Renewables	9	100.00	9	Various
	25		25

Total	13,902		9,896

(a)
This unit is jointly owned.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Note 12 to the Financial Statements for additional information.

(b)	Operations will be suspended at the Corette plant by April 2015 and the plant is expected to be retired in August 2015.
(c)	Includes facilities owned, controlled or for which PPL Energy Supply has the rights to the output.

As a condition of obtaining FERC approval of the spinoff transaction, certain of the above plants will be divested.  See "Item 1.  Business - General - Anticipated Spinoff of PPL Energy Supply" for additional information.

Amounts guaranteed by PPL Montour and PPL Brunner Island in connection with an $800 million secured energy marketing and trading facility are secured by liens on the generating facilities owned by PPL Montour and PPL Brunner Island.  See Note 7 to the Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

See Notes 5, 6 and 13 to the Financial Statements for information regarding legal, tax litigation, regulatory and environmental proceedings and matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash" for information regarding certain restrictions on the ability to pay dividends for all Registrants.

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report.  At January 30, 2015, there were 62,423 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2014.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests.  PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests.  Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers.

PPL Energy Supply made cash distributions to PPL Energy Funding of $1.9 billion in 2014 and $408 million in 2013.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares.  Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors.  PPL Electric paid common stock dividends to PPL of $158 million in 2014 and $127 million in 2013.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests.  PPL owns all of LKE's outstanding membership interests.  Distributions on the membership interests will be paid as determined by LKE's Board of Directors.  LKE made cash distributions to PPL of $436 million in 2014 and $254 million in 2013.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares.  Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors.  LG&E paid common stock dividends to LKE of $112 million in 2014 and $99 million in 2013.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares.  Dividends paid to LKE on those common shares are determined by KU's Board of Directors.  KU paid common stock dividends to LKE of $148 million in 2014 and $124 million in 2013.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2014	2013	2012	2011 (c)	2010 (c)

Income Items (in millions)
Operating revenues	$11,499	$11,721	$12,132	$12,580	$8,370
Operating income	3,272	2,278	3,026	2,950	1,826
Income from continuing operations after income taxes
attributable to PPL shareowners	1,583	1,096	1,486	1,399	937
Net income attributable to PPL shareowners	1,737	1,130	1,526	1,495	938
Balance Sheet Items (in millions) (d)
Total assets	48,864	46,259	43,634	42,648	32,837
Short-term debt	1,466	701	652	578	694
Long-term debt	20,391	20,907	19,476	17,993	12,663
Noncontrolling interests			18	268	268
Common equity	13,628	12,466	10,480	10,828	8,210
Total capitalization	35,485	34,074	30,626	29,667	21,835
Financial Ratios
Return on average common equity - %	13.0	9.8	13.8	14.9	13.3
Ratio of earnings to fixed charges (e)	3.1	2.1	2.9	2.9	2.6
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	665,849	630,321	581,944	578,405	483,391
Weighted-average	653,504	608,983	580,276	550,395	431,345
Income from continuing operations after income taxes
available to PPL common shareowners - Basic EPS	$2.41	$1.79	$2.55	$2.53	$2.16
Income from continuing operations after income taxes
available to PPL common shareowners - Diluted EPS	$2.38	$1.71	$2.54	$2.53	$2.16
Net income available to PPL common shareowners -
Basic EPS	$2.64	$1.85	$2.61	$2.71	$2.17
Net income available to PPL common shareowners -
Diluted EPS	$2.61	$1.76	$2.60	$2.70	$2.17
Dividends declared per share of common stock	$1.49	$1.47	$1.44	$1.40	$1.40
Book value per share (d)	$20.47	$19.78	$18.01	$18.72	$16.98
Market price per share (d)	$36.33	$30.09	$28.63	$29.42	$26.32
Dividend payout ratio - % (f)	57	84	55	52	65
Dividend yield - % (g)	4.1	4.9	5.0	4.8	5.3
Price earnings ratio (f) (g)	13.9	17.1	11.0	10.9	12.1
Sales Data - GWh
Domestic - Electric energy supplied - retail	46,368	44,564	42,379	40,147	14,595
Domestic - Electric energy supplied - wholesale (h)	57,355	61,124	54,958	63,701	74,105
Domestic - Electric energy delivered - retail	68,569	67,848	66,931	67,806	42,463
U.K. - Electric energy delivered	75,813	78,219	77,467	58,245	26,820
(a)
The earnings each year were affected by several items that management considers special.  See "Results of Operations - Segment Results" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2014, 2013 and 2012.  The earnings were also affected by the sales of various businesses.  See Note 8 to the Financial Statements for a discussion of discontinued operations in 2014, 2013 and 2012.

(b)	See "Item 1A. Risk Factors" and Notes 1, 6 and 13 to the Financial Statements for a discussion of uncertainties that could affect PPL's future financial condition.
(c)
2011 includes eight months of WPD Midlands activity following the April 1, 2011 acquisition, as PPL consolidates WPD on a one-month lag.  2010 includes two months of LKE activity following the November 1, 2010 acquisition.

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

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	GWh are included until the transaction closing for facilities that were sold.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 6 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 7.  Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This combined "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation and each of its Subsidiary Registrants.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

The following should be read in conjunction with the Registrants' Financial Statements and the accompanying Notes.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of each Registrant's business strategy, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•
"Results of Operations" for PPL provides a detailed analysis of earnings by segment, and for the Subsidiary Registrants, includes a summary of earnings.  For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing 2014 with 2013 and 2013 with 2012.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Registrants and that require their management to make significant estimates, assumptions and other judgments of inherently uncertain matters.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy

(All Registrants except PPL Energy Supply)

The strategy for the regulated businesses of WPD, PPL Electric, LKE, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs.  These regulated businesses also focus on providing competitively priced energy to customers and achieving stable, long-term growth in earnings and rate base, or RAV, as applicable.  Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.  Future RAV for WPD will also be affected by RIIO-ED1, effective April 1, 2015, as the recovery period for assets placed in service after that date will be extended from 20 to 45 years, with a transitional arrangement that will gradually change the life over the price control period that will result in an average life of 35 years for RAV additions during RIIO-ED1.  The RAV balance at March 31, 2015 will continue to be recovered over 20 years.  In addition, incentive targets have been adjusted in RIIO-ED1, resulting in lower overall incentive revenues available to be earned.  See "Financial and Operational Developments - Other Financial and Operational Developments - RIIO-ED1 - Fast Tracking" below for additional information.

For the U. S. regulated businesses, recovery of capital project costs is attained through various rate-making mechanisms, including periodic base rate case proceedings, FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms.  In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.  In Pennsylvania, the FERC transmission formula rate, DSIC mechanism and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

For the U.K. regulated businesses, during the rate review period applicable for the eight year period beginning April 1, 2015, 80% of network related expenditures are added to the RAV and, together with adjustments for inflation and a return on the RAV, recovered through allowed revenue over 35 years (45 years for additions after April 1, 2023); RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses) with other expenditures being recovered in the current year.  The RAV balance at March 31, 2015 will continue to be recovered over 20 years.

(PPL)

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk.  The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent they have U.S. dollar denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

(PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.  Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply.  Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become a subsidiary of Talen Energy.  Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy.

See "Item 1. Business," "Item 1A. Risk Factors" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" below for additional information.

The strategy for PPL Energy Supply is to optimize the value from its competitive generation asset and marketing portfolios while mitigating near-term volatility in both cash flows and earnings.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability and positive cash flow during this current period of low energy and capacity prices.

(All Registrants)

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain targeted credit profiles and liquidity positions.  In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units.  To manage these risks, PPL generally uses contracts such as forwards, options, swaps and insurance contracts.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segment were as follows:

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

U.K. Regulated	$982	$922	$803	$60	$119
Kentucky Regulated	312	307	177	5	130
Pennsylvania Regulated	263	209	132	54	77
Supply (a)	307	(272)	414	579	(686)
Corporate and Other (b)	(127)	(36)		(91)	(36)
Net Income Attributable to PPL Shareowners	$1,737	$1,130	$1,526	$607	$(396)
EPS - basic	$2.64	$1.85	$2.61	$0.79	$(0.76)
EPS - diluted (c)	$2.61	$1.76	$2.60	$0.85	$(0.84)

(a)
In November 2014, PPL Montana completed the sale of 633MW of hydroelectric generating facilities to NorthWestern.  PPL recognized a pre-tax gain of $237 million ($137 million after-tax) as a result of the transaction.  2013 includes a charge of $697 million ($413 million after-tax) for the termination of the operating lease of the Colstrip coal-fired electricity generating facility and an impairment charge of $65 million ($39 million after-tax) for the Corette coal-fired plant and related emission allowances.  See Notes 8 and 16 to the Financial Statements for additional information.

(b)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.  2014 includes most of the costs related to the anticipated spinoff of PPL Energy Supply.  See the following table of special items for additional information.  For 2012, there were no significant amounts in this category.

(c)	See "2011 Equity Units" below and Note 4 to the Financial Statements for information on the Equity Units' impact on the calculation of 2014 and 2013 diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's results.

	2014	2013	2012

U.K. Regulated	$75	$67	$107
Kentucky Regulated		3	(16)
Pennsylvania Regulated	(2)
Supply	110	(531)	18
Corporate and Other (a)	(75)
Total PPL	$108	$(461)	$109

(a)
2014 includes $46 million of deferred income tax expense to adjust valuation allowances on deferred tax assets for state net operating loss carryforwards, $17 million of external transition and transaction costs and $12 million of PPL Services' separation benefits related to the anticipated spinoff of PPL Energy Supply.  See Note 8 to the Financial Statements for additional information.

See "Results of Operations" below for further discussion of PPL's results of operations and details of special items by reportable segments and analysis of the consolidated results of operations.

2015 Outlook

(PPL)

Higher earnings are expected in 2015 compared with 2014, after adjusting for special items, certain dissynergies reflected in the Corporate and Other category previously recorded in the Supply segment, and earnings from the Supply segment.  The factors underlying these projections by segment and Subsidiary Registrant are discussed below (on an after-tax basis).

(PPL's U.K. Regulated Segment)

Higher earnings are projected in 2015 compared with 2014, primarily driven by lower income taxes and a more favorable foreign currency exchange rate, partially offset by lower utility revenue.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher earnings are projected in 2015 compared with 2014, primarily driven by anticipated electric and gas base rate increases and returns on additional environmental capital investments, partially offset by higher operation and maintenance expense, higher depreciation and higher financing costs.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Lower earnings are projected in 2015 compared with 2014, primarily driven by higher operation and maintenance expense, higher depreciation and higher financing costs, partially offset by higher transmission margins and returns on distribution improvement capital investments.

(PPL's Supply Segment and PPL Energy Supply)

In anticipation of the spinoff of PPL Energy Supply, no forward looking information, including an earnings forecast, is being provided for PPL's Supply segment and PPL Energy Supply for 2015.

(PPL's Corporate and Other Category)

Lower costs are projected in 2015 compared with 2014, primarily driven by the reduction of dissynergies related to the Supply business spinoff through corporate restructuring efforts and lower income taxes.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7, and Notes 1, 6 and 13 to the Financial Statements (as applicable) for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Economic and Market Conditions

(All Registrants except PPL Electric)

The businesses of PPL Energy Supply, LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, PPL Energy Supply, LKE, LG&E and KU, to announce plans to either temporarily or permanently close or place in long-term reserve status, and/or impair certain of their coal-fired generating plants.

(PPL and PPL Energy Supply)

As a result of current economic and market conditions, the announced transaction with affiliates of Riverstone to form Talen Energy, PPL Energy Supply's current sub-investment grade credit rating and Talen Energy's expected sub-investment grade credit rating, PPL Energy Supply continues to monitor its business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.  See "Margins - Changes in Non-GAAP Financial Measures - Unregulated Gross Energy Margins" below for additional information on energy margins.  2014 energy margins were lower compared to 2013 due to a higher average hedge price in 2013, partially offset by higher pricing on unhedged generation.

(PPL, LKE, LG&E and KU)

As a result of the environmental requirements discussed above, LKE projects $2.2 billion ($1.1 billion each at LG&E and KU) in capital investment over the next five years and anticipates retiring five coal-fired units (three at LG&E in 2015 and two at KU in 2016) with a combined summer capacity rating of 724 MW (563 MW at LG&E and 161 MW at KU).  KU retired a 71 MW coal-fired unit at the Tyrone plant in February 2013 and a 12 MW gas-fired unit at the Haefling plant in December 2013.  The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E and KU.  See Note 8 to the Financial Statements for additional information regarding the anticipated retirement of these units as well as the construction of a NGCC in Kentucky expected to be operational in May 2015 and a 10 MW solar facility expected to be operational in 2016.

The KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that provide for timely recovery of prudently incurred costs (including costs associated with environmental requirements).  The Kentucky utility businesses are impacted by changes in customer usage levels, which can be driven by a number of factors including weather conditions and economic factors that impact the load utilized by customers.

(All Registrants)

The Registrants cannot predict the impact that future economic and market conditions and regulatory requirements may have on their financial condition or results of operations.

Labor Union Agreements

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric finalized a new three-year labor agreement with IBEW local 1600 in May 2014 and the agreement was ratified in early June 2014.  As part of efforts to reduce operations and maintenance expenses, the new agreement offered a one-time voluntary retirement window to certain bargaining unit employees.  As a result, for the year ended December 31, 2014, the following total separation benefits have been recorded.

		PPL Energy
	PPL	Supply	PPL Electric

Pension Benefits	$13	$11	$2
Severance Compensation	7	6	1
Total Separation Benefits	$20	$17	$3

Number of Employees	123	105	17

The separation benefits are included in "Other operation and maintenance" on the Statement of Income.  The liability for pension benefits is included in "Accrued pension obligations" on the Balance Sheet at December 31, 2014.  All of the severance compensation was paid in 2014.  The remaining terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL, PPL Energy Supply or PPL Electric.

Anticipated Spinoff of PPL Energy Supply

(PPL, PPL Energy Supply and PPL Electric)

Following the announcement of the transaction to form Talen Energy as discussed in "Item 1. Business - General - Anticipated Spinoff of PPL Energy Supply", efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans and staffing selections were substantially completed in 2014.

The new organizational plans identify the need to resize and restructure the organizations.  As a result, during 2014, charges for employee separation benefits were recorded in "Other operation and maintenance" on the Statement of Income and in "Other current liabilities" on the Balance Sheet as follows.

		PPL Energy	PPL
	PPL	Supply	Electric

Separation benefits	$36	$16	$1
Number of positions	306	112	14

The separation benefits incurred include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to occur in 2015.

Additional employee-related costs to be incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards primarily for PPL Energy Supply employees and for PPL employees who will become PPL Energy Supply employees in connection with the transaction.  These costs will primarily be recognized at the spinoff closing date.  PPL and PPL Energy Supply estimate these additional costs will be in the range of $30 million to $40 million.

(PPL)

As a result of the spinoff announcement, PPL recorded $50 million of deferred income tax expense in 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

In addition, PPL recorded $27 million of third-party costs in 2014 related to this transaction.  Of these costs, $19 million were primarily for investment bank advisory, legal and accounting fees to facilitate the transaction, and are recorded in "Other Income (Expense) - net" on the Statement of Income.  An additional $8 million of consulting and other costs were incurred to ready the new Talen Energy organization and reconfigure the remaining PPL service functions.  These costs are recorded in "Other operation and maintenance" on the Statement of Income.  PPL currently estimates a range of total third-party costs that will ultimately be incurred of between $60 million and $70 million.

The assets and liabilities of PPL Energy Supply will continue to be classified as "held and used" on PPL's Balance Sheet until the closing of the transaction.  In conducting its annual goodwill impairment assessment in the fourth quarter of 2014 for its Supply segment reporting unit, PPL determined that the estimated fair value of PPL Energy Supply exceeded its carrying value and no impairment was recognized.  However, an impairment loss could be recognized by PPL at the spinoff date if the aggregate carrying amount of PPL Energy Supply's assets and liabilities exceeds its aggregate fair value at that date.  PPL cannot predict whether an impairment loss will be recorded at the spinoff date.

(PPL Energy Supply)

In accordance with business combination accounting guidance, PPL Energy Supply will treat the combination with RJS Power as an acquisition and PPL Energy Supply will be considered the acquirer of RJS Power.

Montana Hydro Sale (PPL and PPL Energy Supply)

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  As a result of the sale, PPL and PPL Energy Supply recorded gains of $237 million ($137 million after-tax) and $306 million ($206 million after-tax), included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2014 Statement of Income.  See Note 8 to the Financial Statements for additional information including the components of Discontinued Operations.

(PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, during the first quarter of 2014, WPD increased its existing liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenues on the Statement of Income.  In June 2014, WPD applied for judicial review of certain of Ofgem's decisions related to closing out the DPCR4 line loss mechanism but was denied permission to apply for judicial review and WPD now considers the matter closed.  The recorded liability at December 31, 2014 was $99 million.  The total recorded liability will be refunded to customers from April 1, 2015 through March 31, 2019.  See Note 6 to the Financial Statements for additional information.

RIIO-ED1 - Fast Tracking

In February 2014, WPD elected to accept the decision of Ofgem to set the real cost of equity to be used during the RIIO-ED1 period at 6.4% compared to 6.7% proposed by WPD, and remain in the fast-track process.  The change in the cost of equity is not expected to have a significant impact on PPL's results of operations.  Also, in February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs were accepted as submitted, or "fast-tracked," for the eight-year price control period starting April 1, 2015.  Fast tracking affords several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of total annual expenditures during the eight-year price control period, or approximately $43 million annually, greater revenue certainty and a higher level of cost savings retention.  The period to challenge the fast tracking expired in June 2014 and no third parties have filed objections.  See "Item 1. Business - Segment Information - U.K. Regulated Segment" for additional information on RIIO-ED1.

Distribution Revenue Reduction

In December 2013, WPD and other U.K. DNOs announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014.  Full recovery of the revenue reduction, together with the associated carrying cost, was expected to occur during the regulatory year beginning April 1, 2015 for three of the WPD DNOs, and over the eight year RIIO-ED1 regulatory period for the fourth DNO.  However, in July 2014, Ofgem decided that full recovery will occur for all WPD DNOs in the regulatory year beginning April 1, 2016.  Earnings for the U.K. Regulated segment were adversely affected by $31 million in 2014.  PPL projects earnings in 2015 will be adversely affected by $15 million and earnings for 2016 will be positively affected by $32 million with the remainder to be recovered in later periods.

2011 Equity Units

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million of 3.184% Junior Subordinated Notes due 2019.  Simultaneously the newly issued Junior Subordinated Notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  In May 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which were used to repay short-term debt and for general corporate purposes.

Kerr Dam Project Arbitration Decision and Impairment (PPL Energy Supply)

PPL Montana previously held a joint operating license issued for the Kerr Dam Project, which was sold to NorthWestern as part of the Montana hydro sale in November 2014.  Between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  In March 2014, an arbitration panel issued its final decision holding that the conveyance price payable by the Tribes for the Kerr Dam Project is $18 million.  As a result of the decision and the Tribes having given notice of their intent to exercise the option, in the first quarter of 2014 PPL Energy Supply recorded an impairment charge of $18 million ($10 million after-tax) to reduce the carrying amount to its fair value.  See Note 16 to the Financial Statements for additional information on the impairment.  Additionally, as a result of a guarantee included in the sale agreement with NorthWestern, if the Tribes exercise their option and purchase the Kerr Dam Project for $18 million as expected, PPL Montana must pay NorthWestern $12 million, which is recorded as a liability on the Balance Sheet at December 31, 2014.

Susquehanna Turbine Blade Inspection (PPL and PPL Energy Supply)

PPL Susquehanna continues to make modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant first identified in 2011.  Unit 1 completed its planned refueling and turbine inspection outage in June 2014 and installed newly designed shorter last stage blades on one of the low pressure turbines.  This change allowed Unit 1 to run with reduced blade vibration and no cracking during 2014.  In the first, second and third quarters of 2014, Unit 2 was shut down for blade inspection and replacement, as well as additional maintenance.  The financial impact of the Unit 2 outages was not material.  Based on the positive experience on Unit 1, the same short blade modification will be installed on two of the three turbines on Unit 2 during the scheduled refueling outage in spring 2015.  PPL Susquehanna continues to monitor blade performance and work with the turbine manufacturer to identify and resolve the issues causing blade cracking.

Regional Transmission Expansion Plan (PPL and PPL Electric)

In July 2014, PPL Electric announced that it had submitted a proposal to PJM to build a new regional transmission line.  As currently proposed, PPL Electric is pursuing approval of this project from Pennsylvania, New Jersey, New York and Maryland.  The proposed line would run from western Pennsylvania into New York and New Jersey and also south into Maryland, covering approximately 725 miles.  The proposed line would enhance the ability to move power inter-regionally and intra-regionally improving reliability and cost effectiveness.  As proposed, the project would begin in 2017 and the line would be in operation between 2023 and 2025.  The project is estimated to cost $4 billion to $6 billion and requires numerous approvals from FERC, PJM and New York Independent System Operator.  There can be no assurance, however, that the project will be approved as proposed.  Additionally, PPL Electric is continuing to study the project and may modify it in the future.

Storm Damage Expense Rider (SDER) (PPL Electric)

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER.  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  In April 2014, the PUC issued a final order approving the SDER with a January 1, 2015 effective date and initially including actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its 2013 regulatory liability by $12 million related to collections in excess of costs incurred from January 1, 2013 to November 30, 2013 that are not required to be refunded to customers.  Also, as part of the order, PPL Electric was authorized to recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  On June 20, 2014, the Office of Consumer Advocate (OCA) filed a petition for review of the April 2014 order with the Commonwealth Court of Pennsylvania.  On December 3, 2014, the OCA filed a complaint against PPL Electric's initial SDER filing.  In January 2015, the PUC issued a final order closing the investigation and modifying the effective date of the SDER to February 1, 2015.  See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality has a previously settled termination date of 2016.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU and the terminating municipalities continue settlement discussions in this proceeding.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

Rate Case Proceedings (LKE, LG&E and KU)

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base electricity rates of approximately $30 million at LG&E and approximately $153 million at KU and an increase in annual base gas rates of approximately $14 million at LG&E.  The proposed base rate increases would result in electricity rate increases of 2.7% at LG&E and 9.6% at KU and a gas rate increase of 4.2% at LG&E and would become effective in July 2015.  LG&E's and KU's applications each include a request for authorized returns-on-equity of 10.50%.  The applications are based on a forecasted test year of July 1, 2015 through June 30, 2016.  A number of parties have been granted intervention requests in the proceedings.  A hearing on the applications is scheduled to commence on April 21, 2015.  LG&E and KU cannot predict the outcome of these proceedings.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment.  The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins) and a reconciliation of non-GAAP financial measures to "Operating Income." The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing year-to-year changes.  "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

Tables analyzing changes in amounts between periods within "Segment Earnings" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

(Subsidiary Registrants)

The discussion for each of PPL Energy Supply, PPL Electric, LKE, LG&E and KU provides a summary of earnings.  The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing year-to-year changes.  "Earnings, Margins and Statement of Income Analysis" are presented separately for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

PPL Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs.  The U.K. Regulated segment represents 57% of Net Income Attributable to PPL Shareowners for 2014 and 33% of PPL's assets at December 31, 2014.

Net Income Attributable to PPL Shareowners includes the following results:

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Utility revenues	$2,573	$2,359	$2,289	214	70
Energy-related businesses	48	44	47	4	(3)
Total operating revenues	2,621	2,403	2,336	218	67
Other operation and maintenance	451	470	451	(19)	19
Depreciation	337	300	279	37	21
Taxes, other than income	157	147	147	10
Energy-related businesses	31	29	34	2	(5)
Total operating expenses	976	946	911	30	35
Other Income (Expense) - net	127	(39)	(51)	166	12
Interest Expense	461	425	421	36	4
Income Taxes	329	71	150	258	(79)
Net Income Attributable to PPL Shareowners	$982	$922	$803	60	119

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and effects of movements in foreign currency exchange on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	2014 vs. 2013	2013 vs. 2012
U.K.
Utility revenues	$92	$240
Other operation and maintenance	46	(40)
Depreciation	(19)	(25)
Interest expense	(15)	(10)
Other	4	1
Income taxes	(24)
U.S.
Interest expense and other	4	(1)
Income taxes	(41)	1
Foreign currency exchange, after-tax	5	(7)
Special items, after-tax	8	(40)
Total	$60	$119

U.K.

•
Higher utility revenues in 2014 compared with 2013 primarily due to $194 million from the April 1, 2014 and 2013 price increases, partially offset by $88 million from lower volume due primarily to weather and $8 million from lower third-party engineering revenue.

Higher utility revenues in 2013 compared with 2012 primarily due to the April 1, 2013 and 2012 price increases.

•	Lower other operation and maintenance in 2014 compared with 2013 primarily due to $38 million from lower pension expense and $9 million from lower third-party engineering expense.

Higher other operation and maintenance for 2013 compared with 2012 primarily due to higher network maintenance expense.

•	Higher depreciation expense for both periods primarily due to PP&E additions, net.

•	Higher interest expense in 2014 compared with 2013 primarily due to an October 2013 debt issuance.

Higher interest expense in 2013 compared with 2012 primarily due to debt issuances in April 2012 and October 2013.

•	Higher income taxes in 2014 compared with 2013 primarily due to higher pre-tax income.

Income taxes in 2013 compared with 2012 were flat despite higher pre-tax income primarily due to lower U.K. tax rates.

U.S.

•
Higher income taxes in 2014 compared with 2013 primarily due to a $19 million increase primarily in taxable dividends and a $19 million benefit in 2013 related to an IRS ruling regarding 2010 U.K. earnings and profits calculations.

Lower income taxes in 2013 compared with 2012 primarily due to a $42 million adjustment related to an IRS ruling regarding 2010 U.K. earnings and profits calculations, partially offset by a $27 million increase in taxable dividends.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results.

	Income Statement
	Line Item	2014	2013	2012
	Other Income
Foreign currency-related economic hedges, net of tax of ($68), $15, $18 (a)	(Expense) - net	$127	$(29)	$(33)
WPD Midlands acquisition-related adjustments:
	Other operation
Separation benefits, net of tax of $0, $1, $4 (b)	and maintenance		(4)	(11)
Other acquisition-related adjustments, net of tax of $0, ($2), ($1)			8	2
Other:
Change in U.K. income tax rate (c)	Income Taxes		84	75
Windfall Profits Tax litigation (d)	Income Taxes		43
Change in WPD line loss accrual, net of tax of $13, $10, ($23) (e)	Utility	(52)	(35)	74
Total		$75	$67	$107

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.
(b)	Represents severance compensation and early retirement deficiency costs
(c)
The U.K. Finance Act of 2013, enacted in July 2013, reduced the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  The U.K. Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in 2013 and 2012.

(d)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling by the U.S. Court of Appeals for the Third Circuit concerning the creditability of the U.K. Windfall Profits Tax for U.S. Federal income tax purposes.  As a result, PPL recorded a $43 million income tax benefit in 2013.  See Note 5 to the Financial Statements for additional information.

(e)
In November 2012, Ofgem issued additional consultation on the final DPCR4 line loss close-out that published values for each DNO.  Based on this, WPD Midlands reduced its line loss liability for DPCR4 and DPCR5 by a total of $97 million, pre-tax, in 2012.  In 2013, WPD Midlands increased its line loss accrual by $45 million, pre-tax, based on additional information provided by Ofgem regarding the calculation.  In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, WPD increased its existing liability by $65 million, pre-tax, for over-recovery of line losses.  See Note 6 to the Financial Statements for additional information.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.  The Kentucky Regulated segment represents 18% of Net Income Attributable to PPL Shareowners for 2014 and 27% of PPL's assets at December 31, 2014.

Net Income Attributable to PPL Shareowners includes the following results:

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Utility revenues	$3,168	$2,976	$2,759	$192	$217
Fuel	965	896	872	69	24
Energy purchases	253	217	195	36	22
Other operation and maintenance	815	778	778	37
Depreciation	354	334	346	20	(12)
Taxes, other than income	52	48	46	4	2
Total operating expenses	2,439	2,273	2,237	166	36
Other Income (Expense) - net	(9)	(7)	(15)	(2)	8
Other-Than-Temporary Impairments			25		(25)
Interest Expense	219	212	219	7	(7)
Income Taxes	189	179	80	10	99
Income (Loss) from Discontinued Operations (net of income taxes)		2	(6)	(2)	8
Net Income Attributable to PPL Shareowners	$312	$307	$177	$5	$130

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	2014 vs. 2013	2013 vs. 2012

Kentucky Gross Margins	$78	$220
Other operation and maintenance	(35)	(5)
Depreciation	(14)	(34)
Taxes, other than income	(3)	(1)
Other Income (Expense) -net	(1)	7
Interest Expense	(7)	7
Income Taxes	(10)	(83)
Special items, after-tax	(3)	19
Total	$5	$130

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Higher other operation and maintenance in 2014 compared with 2013 primarily due to $14 million of higher expenses due to the timing and scope of scheduled generation maintenance outages, $9 million of higher bad debt expense and higher storm expenses of $8 million.

•	Higher depreciation in 2014 compared with 2013 due to additions to PP&E, net.

•
Higher depreciation in 2013 compared with 2012 primarily due to environmental costs related to the 2005 and 2006 ECR plans now being included in base rates.  As a result, $51 million of depreciation associated with those environmental projects is shown as depreciation in 2013.  Depreciation for these ECR plans was included in Kentucky Gross Margins in 2012 and 2011.  This increase was partially offset by lower depreciation due to revised rates that were effective January 1, 2013.  Both events are the result of the 2012 rate case proceedings.

•
Higher interest expense in 2014 compared with 2013 primarily due to $22 million of higher expense resulting from the issuance of $500 million of First Mortgage Bonds in November 2013 and higher short-term debt balances partially offset by a $10 million loss on extinguishment of debt in 2013 related to the remarketing of the PPL Capital Funding Junior Subordinated Notes component of the 2010 Equity Units and simultaneous exchange into Senior Notes in the second quarter of 2013, and a $5 million decrease due to lower rates on the related Senior Notes as compared with the Junior Subordinated Notes.

•	Higher income taxes in 2013 compared with 2012 primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results.

	Income Statement
	Line Item	2014	2013	2012
Impairments:
Other asset impairments, net of tax of $0, $0, $10 (a)	Other-Than-Temporary-Impairments			$(15)
LKE acquisition-related adjustments:
	Income Taxes and Other operation
Net operating loss carryforward and other tax-related adjustments	and maintenance			4
Other:
LKE discontinued operations (b)	Discontinued Operations		$2	(5)
EEI adjustments, net of tax of $0, $0, $0 (c)	Other Income (Expense) - net		1
Total			$3	$(16)

(a)	KU recorded an impairment of its equity method investment in EEI. See Note 16 to the Financial Statements for additional information.
(b)	2012 includes an adjustment recorded by LKE to an indemnification liability.
(c)	Recorded by KU.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.  The Pennsylvania Regulated segment represents 15% of Net Income Attributable to PPL Shareowners for 2014 and 16% of PPL's assets at December 31, 2014.

Net Income Attributable to PPL Shareowners includes the following results:

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Utility revenues	$2,044	$1,870	$1,763	$174	$107
Energy purchases
External	587	588	550	(1)	38
Intersegment	84	51	78	33	(27)
Other operation and maintenance	543	531	576	12	(45)
Depreciation	185	178	160	7	18
Taxes, other than income	107	103	105	4	(2)
Total operating expenses	1,506	1,451	1,469	55	(18)
Other Income (Expense) - net	7	6	9	1	(3)
Interest Expense	122	108	99	14	9
Income Taxes	160	108	68	52	40
Net Income	263	209	136	54	73
Net Income Attributable to Noncontrolling Interests			4		(4)
Net Income Attributable to PPL Shareowners	$263	$209	$132	$54	$77

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins and a certain item that management considers special on separate lines and not on their respective Statement of Income line items.  See below for additional detail of the special item.

	2014 vs. 2013	2013 vs. 2012

Pennsylvania Gross Delivery Margins	$118	$114
Other operation and maintenance	13	23
Depreciation	(7)	(18)
Taxes, other than income		5
Other Income (Expense) - net	1	(3)
Interest Expense	(14)	(9)
Income Taxes	(55)	(39)
Noncontrolling Interests		4
Special Item, after tax	(2)
Total	$54	$77

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Lower other operation and maintenance for 2014 compared with 2013, primarily due to $16 million of lower payroll related expenses due to lower headcount, less maintenance projects and more focus on capital work in 2014.

Lower other operation and maintenance for 2013 compared with 2012, primarily due to lower storm costs of $25 million and lower support group costs of $10 million, partially offset by $12 million increased vegetation management costs.

•
Higher depreciation for both periods primarily due to transmission PP&E additions as well as additions related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

•	Higher interest expense for both periods primarily due to the issuance of first mortgage bonds in July 2013 and June 2014.

•
Higher income taxes in 2014 compared with 2013, primarily due to higher pre-tax income which increased income taxes by $46 million and tax benefits related to federal and state income tax reserves of $8 million in 2013.

Higher income taxes in 2013 compared with 2012, primarily due to higher pre-tax income which increased income taxes by $47 million, partially offset by $8 million of income tax return adjustments primarily recorded in 2012, largely related to changes in flow-through regulated tax depreciation.

The following after-tax loss, which management considers a special item, also impacted the Pennsylvania Regulated segment's results.

	Income Statement
	Line Item	2014	2013	2012

	Other Operation
Separation benefits - bargaining unit voluntary program, net of tax of $1, $0, $0 (a)	and Maintenance	$(2)	$	$

(a)
In June 2014, PPL Electric's largest IBEW local ratified a new three-year labor agreement.  In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded.  See Note 13 to the Financial Statements for additional information.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as its competitive generation operations.  In addition, certain financing and other costs are allocated to the Supply segment.  The Supply segment represents 17% of Net Income Attributable to PPL Shareowners for 2014 and 23% of PPL's assets at December 31, 2014.

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 to the Financial Statements for additional information.

Net Income Attributable to PPL Shareowners includes the following results.

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Energy revenues
External (a)	$3,051	$3,936	$4,816	$(885)	$(880)
Intersegment	84	51	79	33	(28)
Energy-related businesses	601	527	461	74	66
Total operating revenues	3,736	4,514	5,356	(778)	(842)

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Fuel (a)	1,196	1,049	965	147	84
Energy Purchases (a)	209	1,171	1,812	(962)	(641)
Other operation and maintenance (b)	1,007	1,026	1,014	(19)	12
Loss on lease termination (c)		697		(697)	697
Depreciation	297	299	276	(2)	23
Taxes, other than income	57	53	54	4	(1)
Energy-related businesses	573	512	450	61	62
Total operating expenses	3,339	4,807	4,571	(1,468)	236
Other Income (Expense) - net	30	32	16	(2)	16
Interest Expense	181	216	212	(35)	4
Income Taxes	93	(174)	220	267	(394)
Income (Loss) from Discontinued Operations (c)	154	32	46	122	(14)
Net Income	307	(271)	415	578	(686)
Net Income Attributable to Noncontrolling Interests		1	1	(1)
Net Income Attributable to PPL Shareowners	$307	$(272)	$414	$579	$(686)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 17 to the Financial Statements for additional information.
(b)
2013 includes an impairment charge of $65 million ($39 million after-tax) for the Corette coal-fired plant and related emission allowances.  See Note 16 to the Financial Statements for additional information.

(c)	See Note 8 to the Financial Statements for additional information.

The changes in the results of the Supply segment between these periods were due to the factors set forth below, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	2014 vs. 2013	2013 vs. 2012

Unregulated Gross Energy Margins	$(188)	$(194)
Other operation and maintenance	(7)	42
Depreciation	2	(23)
Taxes, other than income	2	4
Other Income (Expense) - net	(2)	19
Interest Expense	35	(4)
Other	(3)	(5)
Income Taxes	82	23
Discontinued operations, after tax	17	1
Special items, after tax	641	(549)
Total	$579	$(686)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Higher other operation and maintenance in 2014 compared with 2013 primarily due to higher project expenses, including refueling outage expenses, at PPL Susquehanna of $28 million, partially offset by the elimination of rent expense of $20 million associated with the Colstrip lease which was terminated in December 2013.

Lower other operation and maintenance in 2013 compared with 2012 primarily due to lower fossil and hydroelectric expenses of $27 million, largely driven by lower outage expenses in 2013 and lower pension expense of $11 million.

•	Higher depreciation in 2013 compared with 2012 primarily due to PP&E additions.

•	Higher other income (expense) - net in 2013 compared with 2012, however no individual item was significant in comparison to the prior year.

•	Lower interest expense in 2014 compared with 2013 primarily due to the repayment of debt in July and December 2013.

•
Lower income taxes in 2014 compared with 2013 due to lower pre-tax income, which reduced income taxes by $54 million, $16 million of lower taxes due to state tax rate changes and $12 million related to lower adjustments to valuation allowances on Pennsylvania net operating losses.

Lower income taxes in 2013 compared with 2012 due to lower pre-tax income, which reduced income taxes by $52 million, and $10 million related to the impact of prior period tax return adjustments, partially offset by $38 million of higher taxes due to state tax rate changes.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results.

	Income Statement
	Line Item	2014	2013	2012
Adjusted energy-related economic activity - net, net of tax of $4, $54, ($26)	(a)	$(6)	$(77)	$38
Impairments:
	Discontinued
Kerr Dam Project impairment, net of tax of $8, $0, $0 (b)	Operations	(10)
	Other Income
Adjustments - nuclear decommissioning trust investments, net of tax of $0, $0, $(2)	(Expense) - net			2
	Other operation and
Other asset impairments, net of tax of $0, $0, $0	maintenance			(1)
	Other operation and
Corette asset impairment, net of tax of $0, $26, $0 (c)	maintenance		(39)
Spinoff of PPL Energy Supply:
	Other operation and
Separation benefits, net of tax of $6, $0, $0 (d)	maintenance	(10)
	Other operation and
Transition costs, net of tax of $0, $0, $0	maintenance	(1)
Other:
Change in tax accounting method related to repairs	Income Taxes		(3)
	Other operation and
Counterparty bankruptcy, net of tax of $0, $(1), $5 (e)	maintenance		1	(6)
	Unregulated wholesale
Wholesale supply cost reimbursement, net of tax of $0, $0, $0	energy			1
	Other operation and
Ash basin leak remediation adjustment, net of tax of $0, $0, $(1)	maintenance			1
Coal contract modification payments, net of tax of $0, $0, $12 (f)	Fuel			(17)
	Other operation and
Separation benefits - bargaining unit voluntary program, net of tax of $7, $0, $0 (g)	maintenance	(10)
Loss on Colstrip operating lease termination, net of tax of $0, $284, $0 (h)	Loss on lease termination		(413)
Mechanical contracting and engineering revenue adjustment, net of tax of ($7), $0, $0 (i)	Energy-related businesses	10
	Discontinued
Sale of Montana hydroelectric generating facilities, net of tax of ($100), $0, $0 (j)	Operations	137
Total (k)		$110	$(531)	$18

(a)
Represents unrealized gains (losses), after-tax, on economic activity.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 17 to the Financial Statements for additional information.  Amounts have been adjusted for insignificant amounts for option premiums.

(b)
In 2014, an arbitration panel issued its final decision holding that the conveyance price payable to PPL Montana was $18 million.  As a result, PPL Energy Supply determined the Kerr Dam Project was impaired and recorded a pre-tax charge of $18 million.  See Note 16 to the Financial Statements for additional information.

(c)
In 2013, PPL Energy Supply determined its Corette plant was impaired and recorded a pre-tax charge of $65 million for the plant and related emission allowances.  See Note 16 to the Financial Statements for additional information.

(d)	PPL Energy Supply recorded separation benefits related to the anticipated spinoff transaction. See Note 8 to the Financial Statements for additional information.
(e)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.  In June 2013, PPL EnergyPlus received an approval for an administrative claim in the amount of $2 million.

(f)	As a result of lower electricity and natural gas prices, coal-fired generation output decreased during 2012. Contract modification payments were incurred to reduce 2012 and 2013 coal deliveries.
(g)
In 2014, PPL Energy Supply's largest IBEW local ratified a new three-year labor agreement.  In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded.  See Note 13 to the Financial Statements for additional information.

(h)
In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern certain hydroelectric generating facilities located in Montana.  To facilitate the sale, PPL Montana terminated its operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired electric generating facility in December 2013 and acquired those interests, collectively, for $271 million.  At lease termination, the existing lease-related assets on the balance sheet were written off and the acquired Colstrip assets were recorded at fair value as of the acquisition date.  PPL and PPL Energy Supply recorded a pre-tax charge of $697 million for the termination of the lease.  See Note 8 to the Financial Statements for additional information.

(i)
In 2014, PPL and PPL Energy Supply recorded $17 million to "Energy-related businesses" revenues on the 2014 Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary.  See Note 1 to the Financial Statements for additional information.

(j)
In November 2014, PPL Montana completed the sale of 633 MW of hydroelectric generating facilities to NorthWestern.  PPL Energy Supply recognized a pre-tax gain of $306 million ($206 million after-tax) as a result of the transaction.  PPL recognized a pre-tax gain of $237 million ($137 million after-tax) as a result of the transaction, which reflects the allocation of $69 million of additional goodwill.  See Note 8 to the Financial Statements for additional information.

(k)	PPL Energy Supply's 2014 special items were $179 million and reflect the $206 million after-tax gain from the sale of the hydroelectric generating facilities discussed in footnote (j).

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 17 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	2014	2013	2012
Operating Revenues
Unregulated wholesale energy	$325	$(721)	$(311)
Unregulated retail energy	29	12	(17)
Operating Expenses
Fuel	(27)	(4)	(14)
Energy Purchases	(327)	586	442
Energy-related economic activity (a)		(127)	100
Option premiums (b)	(10)	(4)	(1)
Adjusted energy-related economic activity	(10)	(131)	99
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010			35
Adjusted energy-related economic activity, net, pre-tax	$(10)	$(131)	$64

Adjusted energy-related economic activity, net, after-tax	$(6)	$(77)	$38

(a)	See Note 17 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Unregulated wholesale energy" and "Energy purchases" on the Statements of Income.

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•
"Kentucky Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas.  In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues.  In addition, certain other expenses, recorded as "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues.  These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives.  As a result, this measure represents the net revenues from electricity and gas operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the electricity delivery operations of the Pennsylvania Regulated segment and PPL Electric, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Energy purchases from affiliate" in PPL Electric's reconciliation table).  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the competitive energy activities of the Supply segment and PPL Energy Supply, which are managed on a geographic basis.  In calculating this measure, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations.  This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy," "Unregulated retail energy" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Unregulated wholesale energy to affiliate" in PPL Energy Supply's reconciliation table).  "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options.  Unrealized gains and losses related to this activity are deferred and included in "Unregulated Gross Energy Margins" over the delivery period of the item that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and report their results of operations.  Management believes these measures provide additional useful criteria to make investment decisions.  These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage the operations, analyze actual results compared with budget and, in certain cases, to measure certain corporate financial goals used to determine variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31.

	2014						2013
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$3,168	$2,044		$2,570	(c)	$7,782	$2,976	$1,870		$2,355	(c)	$7,201
PLR intersegment utility
revenue (expense) (d)		(84)	$84					(51)	$51
Unregulated wholesale energy			1,490	318	(e)	1,808			3,623	(714)	(e)	2,909
Unregulated retail energy (f)			1,216	23	(e)	1,239			1,015	8	(e)	1,023
Energy-related businesses				670		670				588		588
Total Operating Revenues	3,168	1,960	2,790	3,581		11,499	2,976	1,819	4,689	2,237		11,721

Operating Expenses
Fuel	965		1,169	27	(g)	2,161	896		1,045	3	(g)	1,944
Energy purchases	253	587	(121)	322	(e)	1,041	217	588	1,745	(583)	(e)	1,967
Other operation and
maintenance	99	103	22	2,579		2,803	97	82	20	2,580		2,779
Loss on lease termination (Note 8)										697		697
Depreciation	11			1,209		1,220	5			1,137		1,142
Taxes, other than income	2	98	43	231		374	1	95	37	218		351
Energy-related businesses			8	620		628			7	556		563
Total Operating Expenses	1,330	788	1,121	4,988		8,227	1,216	765	2,854	4,608		9,443
Income (Loss) from
Discontinued Operations			117	(117)	(h)				139	(139)	(h)
Total	$1,838	$1,172	$1,786	$(1,524)		$3,272	$1,760	$1,054	$1,974	$(2,510)		$2,278

	2012
			Unregulated
	Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$2,759	$1,763		$2,286	(c)	$6,808
PLR intersegment utility
revenue (expense) (d)		(78)	$78
Unregulated wholesale energy			4,266	(290)	(e)	3,976
Unregulated retail energy (f)			861	(21)	(e)	840
Energy-related businesses				508		508
Total Operating Revenues	2,759	1,685	5,205	2,483		12,132

Operating Expenses
Fuel	872		931	34	(g)	1,837
Energy purchases	195	550	2,207	(397)	(e)	2,555
Other operation and
maintenance	101	104	19	2,567		2,791
Depreciation	51			1,036		1,087
Taxes, other than income		91	34	227		352
Energy-related businesses				484		484
Total Operating Expenses	1,219	745	3,191	3,951		9,106
Income (Loss) from
Discontinued Operations			154	(154)	(h)
Total	$1,540	$940	$2,168	$(1,622)		$3,026

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 17 to the Financial Statements.  For 2012, "Unregulated wholesale energy" and "Energy purchases" include a net pre-tax loss of $35 million related to the monetization of certain full-requirement sales contracts.

(f)	Although retail energy revenues continue to grow, the net margins related to these activities are not currently a significant component of Unregulated Gross Energy Margins.
(g)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 17 to the Financial Statements.  2012 includes a net pre-tax loss of $29 million related to coal contract modification payments.

(h)
Represents the revenues associated with the hydroelectric generating facilities located in Montana that are classified as discontinued operations.  These revenues are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the year ended December 31 as well as the change between periods.  The factors that gave rise to the changes are described following the table.

				$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Kentucky Regulated
Kentucky Gross Margins
LG&E	$833	$791	$727	$42	$64
KU	1,005	969	813	36	156
LKE	$1,838	$1,760	$1,540	$78	$220

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$837	$803	$730	$34	$73
Transmission	335	251	210	84	41
Total	$1,172	$1,054	$940	$118	$114

Supply
Unregulated Gross Energy Margins
Eastern U.S.	$1,591	$1,756	$1,867	$(165)	$(111)
Western U.S.	195	218	301	(23)	(83)
Total	$1,786	$1,974	$2,168	$(188)	$(194)

Kentucky Gross Margins

Kentucky Gross Margins increased in 2014 compared with 2013, primarily due to returns on additional environmental capital investments of $55 million ($27 million at LG&E and $28 million at KU) and higher volumes of $13 million ($5 million at LG&E and $8 million at KU).  The change in volumes was driven by unusually cold weather in the first quarter of 2014.

Kentucky Gross Margins increased in 2013 compared with 2012, primarily due to higher base rates of $102 million ($44 million at LG&E and $58 million at KU), environmental cost recoveries added to base rates of $53 million ($3 million at LG&E and $50 million at KU), returns from additional environmental capital investments of $34 million ($16 million at LG&E and $18 million at KU), higher fuel recoveries of $18 million ($7 million at LG&E and $11 million at KU) and higher volumes of $6 million ($9 million higher at KU, partially offset by $3 million lower at LG&E).

The increase in base rates was the result of new KPSC rates effective January 1, 2013 at LG&E and KU.  The environmental cost recoveries added to base rates were due to the transfer of the 2005 and 2006 ECR plans into base rates as a result of the 2012 Kentucky rate cases for LG&E and KU.  This transfer results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Kentucky Gross Margins in 2013, although the recovery of such costs remain in Kentucky Gross Margins through base rates.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased in 2014 compared with 2013, primarily due to an $18 million favorable effect of distribution improvement capital investments and a $12 million benefit from a change in estimate of a regulatory liability.”

Distribution margins increased in 2013 compared with 2012, primarily due to a $53 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013, a $15 million impact of weather, primarily due to the adverse effect of mild weather in 2012 and higher volumes of $5 million.

Transmission

Transmission margins increased for both periods, primarily due to increased capital investments.

Unregulated Gross Energy Margins

Eastern U.S.

Eastern margins decreased in 2014 compared with 2013, primarily due to lower baseload energy prices of $354 million and lower capacity prices of $34 million, partially offset by net gains on commodity positions of $75 million, favorable asset performance of $70 million, $38 million related to weather as discussed below and gas optimization of $26 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns causing rising natural gas and electricity prices in spot and near-term forward markets.  Due to these market dynamics, PPL Energy Supply captured opportunities on unhedged generation, which were primarily offset by under hedged full-requirement sales contracts and retail electric.

Eastern margins decreased in 2013 compared with 2012, primarily due to $435 million of lower baseload energy prices, partially offset by $198 million of higher capacity prices and $100 million of increased nuclear generation volume.

Western U.S.

Western margins decreased in 2014 compared with 2013, primarily due to lower wholesale energy prices.

Western margins decreased in 2013 compared with 2012, primarily due to $69 million of lower wholesale energy prices and $15 million of lower net economic availability of coal and hydroelectric units.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues was due to:
	2014 vs. 2013	2013 vs. 2012
Domestic:
PPL Electric (a)	$175	$106
LKE (b)	192	217
Total Domestic	367	323

U.K.:
Price (c)	194	221
Volume (d)	(88)	5
Line loss accrual adjustments (e)	(20)	(142)
Foreign currency exchange rates	142	(27)
Third-party engineering revenue	(8)	13
Other	(6)
Total U.K.	214	70
Total	$581	$393

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)
The increase in 2014 compared with 2013 was due to price increases effective April 1, 2014 and April 1, 2013.  The increase in 2013 compared with 2012 was due to price increases effective April 1, 2013 and April 1, 2012.

(d)	The decrease in 2014 compared with 2013 was primarily due to the adverse effect of weather. The increase in 2013 compared with 2012 was primarily due to the favorable effect of weather.
(e)
The decrease in both periods was primarily due to unfavorable loss accrual adjustments in 2014 and 2013 based on Ofgem's consultation documents on the DPCR4 line loss incentives and penalties and Ofgem's final decision on this matter in March 2014.  See Note 6 to the Financial Statements for additional information.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2014 vs. 2013	2013 vs. 2012

Unregulated wholesale energy	$(1,101)	$(1,067)
Unregulated retail energy	216	183
Fuel	217	107
Energy purchases	(926)	(588)

Energy-Related Businesses

Net contributions from energy-related businesses increased by $17 million in 2014 compared with 2013.  During 2014, PPL and PPL Energy Supply recorded a $17 million increase to "Energy-related businesses" revenues on the Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary.  See Note 1 to the Financial Statements for additional information.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:
	2014 vs. 2013	2013 vs. 2012
Domestic:
LKE timing and scope of scheduled generation maintenance outages	$14	$(21)
PPL Electric Act 129 costs incurred (a)	6	(24)
PPL Electric vegetation management (b)	(4)	12
PPL Electric payroll-related costs (c)	(16)	4
PPL Electric storm costs (d)	18	(26)
PPL Susquehanna (e)	28	(3)
PPL Energy Supply fossil and hydroelectric plants (f)	(78)	41
Bargaining unit one-time voluntary retirement benefits (Note 13)	20
Separation benefits related to spinoff of PPL Energy Supply (Note 8)	36
Stock compensation expense	13	2
Other	6	(15)

	2014 vs. 2013	2013 vs. 2012
U.K.:
Network maintenance (g)	3	32
Third-party engineering	(9)	12
Pension (h)	(38)	8
Separation benefits	(4)	(11)
Employee-related expenses	(3)	(7)
Foreign currency exchange rates	23	(4)
Acquisition-related adjustments	12	(8)
Other	(3)	(4)
	$24	$(12)

(a)
Relates to expenses associated with PPL Electric's PUC-approved energy efficiency and conservation plan with programs starting in 2010.  These expenses are recovered in customer rates.  The decrease in 2013 compared with 2012 results from the number of programs and the timing of such programs.  Phase 1 of Act 129 closed in May 2013.  Phase 2 programs began in June 2013.

(b)	The increase in 2013 compared with 2012 was due to increased activities related to maintaining and increasing system reliability for both the transmission and distribution systems.
(c)	The decrease in 2014 compared with 2013 was due to lower headcount, less maintenance work and more focus on capital projects in 2014.
(d)	The increase in 2014 compared with 2013 was due to more storm events. The 2012 expenses were unusually high due to Hurricane Sandy expenses.
(e)	The increase in 2014 compared with 2013 was primarily due to project expenses, including refueling outage expenses.
(f)
The decrease in 2014 compared with 2013 was primarily due to a $65 million impairment charge in 2013 related to the Corette plant and the elimination of $20 million of rent expense associated with the Colstrip lease which was terminated in December 2013.  The increase in 2013 compared with 2012 was primarily due to the $65 million impairment charge in 2013 related to the Corette plant, partially offset by lower fossil and hydroelectric expenses of $24 million, largely driven by lower outage expenses in 2013.  See Note 16 to the Financial Statements for additional information on the Corette plant impairment.

(g)	The increase in 2013 compared with 2012 was primarily due to vegetation management.
(h)	The decrease in 2014 compared with 2013 was primarily due to lower amortization of prior period losses and an increase in expected asset returns.

Loss on Lease Termination

A $697 million charge was recorded in 2013 for the termination of the Colstrip operating lease to facilitate the sale of the Montana hydroelectric generating facilities.  See Note 8 to the Financial Statements for additional information.

Depreciation

The increase (decrease) in depreciation was due to:

	2014 vs. 2013	2013 vs. 2012

Additions to PP&E, net	$75	$80
LKE lower depreciation rates effective January 1, 2013 (a)		(22)
Adjustments to PPL Montana assets (b)	(15)
Foreign currency exchange rates	18	(3)
Total	$78	$55

(a)	A result of the 2012 rate case.
(b)
Lower depreciation expense in 2014 due to the impairment recorded at PPL Montana for the Corette plant and the write-down of assets in conjunction with the termination of the operating lease at the Colstrip facility, both of which occurred in 2013.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	2014 vs. 2013	2013 vs. 2012

State gross receipts tax (a)	$12
State capital stock tax		$(5)
Foreign currency exchange rates	10
Other	1	4
Total	$23	$(1)
(a)	The increase in 2014 compared with 2013 was primarily due to higher retail electric revenues. This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins".

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	2014 vs. 2013	2013 vs. 2012

Economic foreign currency exchange contracts (Note 17)	$159	$14
Earnings on securities in NDT funds	5	1
Charitable contributions	(5)	(15)
Transaction costs related to spinoff of PPL Energy Supply (Note 8)	(19)
Other	1	16
Total	$141	$16

See Note 15 to the Financial Statements for additional information.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $26 million in 2013 compared with 2012 primarily due to a $25 million pre-tax impairment of the EEI investment in 2012.  See Notes 1 and 16 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

	2014 vs. 2013	2013 vs. 2012

Long-term debt interest expense (a)	$15	$37
Short-term debt interest expense	6	3
Hedging activities and ineffectiveness	(11)	4
Capitalized interest (b)	12	(2)
Net amortization of debt discounts, premiums and issuance costs	(8)	(4)
Loss on extinguishment of debt (c)	(1)	10
Foreign currency exchange rates	19	(4)
Other	(2)	(1)
Total	$30	$43

(a)
The increase in 2014 compared with 2013 was primarily due to debt issuances at WPD (West Midlands) in October 2013, LG&E and KU in November 2013 and PPL Electric in June 2014 and July 2013.  Partially offsetting the increase was repayment of debt at PPL Energy Supply in July and December 2013.

The increase in 2013 compared with 2012 was primarily due to debt issuances at PPL Capital Funding in March 2013, June 2012 and October 2012, PPL Electric in July 2013 and August 2012, and WPD (East Midlands) in April 2012.  Partially offsetting the increase was the repayment of PPL Energy Supply debt in July 2013.

(b)	Includes AFUDC. The increase in 2014 compared with 2013 was primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.
(c)
In March 2014, a $9 million loss was recorded related to PPL Capital Funding's remarketing and debt exchange of the junior subordinated notes originally issued in April 2011 as a component of the 2011 Equity Units.  In May 2013, a $10 million loss was recorded related to PPL Capital Funding's remarketing and exchange of the junior subordinate notes that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.

Income Taxes

The increase (decrease) in income taxes was due to:

	2014 vs. 2013	2013 vs. 2012

Change in pre-tax income at current period tax rates	$420	$(310)
State valuation allowance adjustments (a)	31	11
State deferred tax rate change (b)	(16)	34
Federal and state tax reserve adjustments (c)	42	(42)
Federal and state tax return adjustments (d)	7	(21)
U.S. income tax on foreign earnings net of foreign tax credit (e)	44	(17)
U.K. Finance Act adjustments (f)	96	(22)
Impact of Lower U.K. income tax rates (f)	(17)	(16)
Other	11	28
Total	$618	$(355)

(a)
The valuation allowances recorded on PPL's state deferred tax assets primarily relate to Pennsylvania net operating loss carryforwards.  Pennsylvania requires that each corporation file a separate income tax return and has significant annual limitations on the deduction for net operating loss carryforwards.  Currently, Pennsylvania allows an annual maximum deduction equal to the greater of $4 million or 25% of taxable income.  Legislation enacted in 2013 increased the annual maximum deduction to the greater of $5 million or 30% of taxable income for tax years beginning in 2015.

As a result of the PPL Energy Supply spinoff announcement, PPL recorded $50 million of deferred income tax expense during 2014 to adjust the valuation allowance on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the earnings of PPL Energy Supply.

During 2013 and 2012, PPL recorded $24 million and $9 million of state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income over the remaining carryforward period of Pennsylvania net operating losses.
(b)
Changes in state apportionment resulted in reductions to the future estimated state tax rate at December 31, 2014 and 2012, and an increase to the future estimated state tax rate at December 31, 2013.  PPL recorded an insignificant deferred tax benefit in 2014, a $15 million deferred tax expense in 2013 and a $19 million deferred tax benefit in 2012 related to its state deferred tax liabilities.

(c)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling, by the U.S. Court of Appeals for the Third Circuit, concerning the creditability of U.K. Windfall Profits Tax for U.S. federal income tax purposes.  As a result of this decision, PPL recorded a tax benefit of $44 million during 2013.  See Note 5 to the Financial Statements for additional information.

PPL recorded a tax benefit of $7 million during 2013 and $6 million during 2012 to federal and state income tax reserves related to stranded cost securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization was zero.

(d)
During 2012, PPL recorded $16 million in federal and state income tax expense related to the filing of the 2011 federal and state income tax returns.  Of this amount, $5 million relates to the reversal of prior years' state income tax benefits related to regulated depreciation.  PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.

(e)	During 2014, PPL recorded $47 million of income tax expense primarily attributable to taxable dividends.

During 2013, PPL recorded $28 million income tax expense resulting from increased taxable dividends offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.

During 2012, PPL recorded a $23 million adjustment to federal income tax expense related to the recalculation of 2010 U.K. earnings and profits.
(f)
The U.K.'s Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a $97 million deferred tax benefit in 2013 related to both rate decreases.

The U.K.'s Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a $75 million deferred tax benefit in 2012 related to both rate decreases.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) primarily includes the results of operations of the Montana hydroelectric generating facilities for all periods presented.  See "Discontinued Operations - Montana Hydro Sale" in Note 8 to the Financial Statements for additional information.  Income (Loss) from Discontinued Operations (net of income taxes) increased by $120 million in 2014 compared with 2013 primarily due to the gain on the sale of the Montana hydroelectric generating facilities, and decreased by $6 million in 2013 compared with 2012 primarily due to lower energy margins due to lower energy prices.

PPL Energy Supply:  Earnings, Margins and Statement of Income Analysis

Earnings

	2014	2013	2012

Net Income (Loss) Attributable to PPL Energy Supply Member	$410	$(230)	$474
Special items, gains (losses), after-tax	179	(531)	18

Excluding special items, earnings in 2014 compared with 2013 decreased, primarily due to lower margins resulting from lower energy and capacity prices, partially offset by favorable baseload asset performance, gains on certain commodity positions, net benefits of unusually cold weather in the first quarter of 2014 and lower financing costs.

Excluding special items, earnings in 2013 compared with 2012 decreased, primarily due to lower baseload energy prices and higher depreciation, partially offset by higher capacity prices, higher nuclear generation volume and lower operation and maintenance expense.

The table below quantifies the changes in the components of Net Income (Loss) Attributable to PPL Energy Supply Member between these periods, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's Results of Operations - Segment Earnings - Supply Segment for the details of special items.

	2014 vs. 2013	2013 vs. 2012

Unregulated Gross Energy Margins	$(188)	$(194)
Other operation and maintenance	(7)	25
Depreciation	2	(27)
Taxes, other than income	2	5
Other Income (Expense) - net	(2)	15
Interest Expense	35	(1)
Other	(6)	(3)
Income Taxes	77	24
Discontinued Operations, after-tax	17	1
Special items, after-tax	710	(549)
Total	$640	$(704)

Margins

"Unregulated Gross Energy Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the years ended December 31.

	2014				2013
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$1,490	$318	(c)	$1,808	$3,623	$(714)	(c)	$2,909
Unregulated wholesale energy
to affiliate	84			84	51			51
Unregulated retail energy (d)	1,216	27	(c)	1,243	1,015	12	(c)	1,027
Energy-related businesses		601		601		527		527
Total Operating Revenues	2,790	946		3,736	4,689	(175)		4,514

Operating Expenses
Fuel	1,169	27	(e)	1,196	1,045	4	(e)	1,049
Energy purchases	(121)	330	(c)	209	1,745	(574)	(c)	1,171
Other operation and maintenance	22	985		1,007	20	1,006		1,026
Loss on lease termination (Note 8)						697		697
Depreciation		297		297		299		299
Taxes, other than income	43	14		57	37	16		53
Energy-related businesses	8	565		573	7	505		512
Total Operating Expenses	1,121	2,218		3,339	2,854	1,953		4,807
Discontinued Operations	117	(117)	(f)		139	(139)	(f)
Total	$1,786	$(1,389)		$397	$1,974	$(2,267)		$(293)

	2012
	Unregulated
	Gross Energy			Operating
	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$4,266	$(290)	(c)	$3,976
Unregulated wholesale energy
to affiliate	78			78
Unregulated retail energy (d)	861	(17)	(c)	844
Energy-related businesses		448		448
Total Operating Revenues	5,205	141		5,346

	2012
	Unregulated
	Gross Energy			Operating
	Margins	Other (a)		Income (b)
Operating Expenses
Fuel	931	34	(e)	965
Energy purchases	2,207	(386)	(c)	1,821
Other operation and maintenance	19	978		997
Depreciation		272		272
Taxes, other than income	34	21		55
Energy-related businesses		432		432
Total Operating Expenses	3,191	1,351		4,542
Discontinued Operations	154	(154)	(f)
Total	$2,168	$(1,364)		$804

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 17 to the Financial Statements.  For 2012, "Unregulated wholesale energy" and "Energy purchases" include a net pre-tax loss of $35 million related to the monetization of certain full-requirement sales contracts.

(d)	Although retail energy revenues continue to grow, the net margins related to these activities are not currently a significant component of Unregulated Gross Energy Margins.
(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 17 to the Financial Statements.  2012 includes a net pre-tax loss of $29 million related to coal contract modification payments.

(f)
Represents the revenues associated with the hydroelectric generating facilities located in Montana that are classified as discontinued operations.  These revenues are not reflected in "Operating Income" on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2014 vs. 2013	2013 vs. 2012

Unregulated wholesale energy	$(1,101)	$(1,067)
Unregulated wholesale energy to affiliate	33	(27)
Unregulated retail energy	216	183
Fuel	147	84
Energy purchases	(962)	(650)

Energy-Related Businesses

Net contributions from energy-related businesses increased by $13 million in 2014 compared with 2013.  During 2014, PPL Energy Supply recorded a $17 million increase to "Energy-related businesses" revenues on the Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary.  See Note 1 to the Financial Statements for additional information.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2014 vs. 2013	2013 vs. 2012

Fossil and hydroelectric plants (a)	$(78)	$41
PPL Susquehanna (b)	28	(3)
PPL EnergyPlus (c)	1	(18)
Bargaining unit one-time voluntary retirement benefits (Note 13)	17
Separation benefits related to spinoff of PPL Energy Supply (Note 8)	16
Other	(3)	9
Total	$(19)	$29

(a)
The decrease in 2014 compared with 2013 was primarily due to a $65 million impairment charge in 2013 related to the Corette plant and the elimination of $20 million of rent expense associated with the Colstrip lease which was terminated in December 2013.  The increase in 2013 compared with 2012 was primarily due to the $65 million impairment charge in 2013 related to the Corette plant, partially offset by lower fossil and hydroelectric expenses of $24 million, largely driven by lower outage expenses in 2013.  See Note 16 to the Financial Statements for additional information on the Corette plant impairment.

(b)	The increase in 2014 compared with 2013 was primarily due to project expenses, including refueling outage expenses.

(c)	The decrease in 2013 compared with 2012 was primarily due to SMGT filing under Chapter 11 of the U.S. Bankruptcy Code. $11 million of receivables billed to SMGT were fully reserved in 2012.

Loss on Lease Termination

A $697 million charge was recorded in 2013 for the termination of the Colstrip operating lease to facilitate the sale of the Montana hydroelectric generating facilities.  See Note 8 to the Financial Statements for additional information.

Depreciation

Depreciation decreased by $2 million in 2014 compared with 2013, primarily due to decreases of $15 million from the impairment recorded at PPL Montana for the Corette plant and the write-down of assets in conjunction with the termination of the operating lease at the Colstrip facility, both of which occurred in 2013.  These decreases were partially offset by increases of $13 million from PP&E additions in part due to the completed PPL Holtwood project in 2013.  See Note 16 to the Financial Statements for additional information on the Corette impairment and Note 8 to the Financial Statements for information on the Colstrip operating lease termination.

Depreciation increased by $27 million in 2013 compared with 2012 primarily due to net PP&E additions.

Taxes, Other Than Income

Taxes, other than income increased by $4 million in 2014 compared with 2013 due to an $8 million increase in state gross receipts tax offset by a $4 million decrease in state capital stock tax.

Other Income (Expense) - net

Other income (expense) - net decreased by $2 million in 2014 compared with 2013 and increased by $13 million in 2013 compared with 2012.  The decrease in 2014 compared with 2013 resulted from 2013 including a gain of $8 million related to adjustments to liabilities for a PPL Energy Supply former mining subsidiary partially offset by a $5 million increase in 2014 in net earnings on NDT funds.  The increase in 2013 compared with 2012 primarily related to the former mining subsidiary's gains discussed above.

Interest Expense

The increase (decrease) in interest expense was due to:

	2014 vs. 2013	2013 vs. 2012

Long-term debt interest expense (a)	$(50)	$1
Short-term debt interest expense	7	(2)
Capitalized interest (b)	14	2
Net amortization of debt discounts, premiums and issuance costs	(4)	(1)
Other	(2)	1
Total	$(35)	$1

(a)	The decrease in 2014 compared with 2013 was primarily due to the repayment of debt in July and December 2013.
(b)	The increase in 2014 compared with 2013 was primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.

Income Taxes

The increase (decrease) in income taxes was due to:

	2014 vs. 2013	2013 vs. 2012

Change in pre-tax income at current period tax rates	$298	$(439)
State deferred tax rate change (a)	(16)	34
Federal income tax credits (b)	8	3
Federal and state tax reserve adjustments (c)	(6)	8
Other	(9)	(1)
Total	$275	$(395)

(a)
Changes in state apportionment resulted in reductions to the future estimated state tax rate at December 31, 2014 and 2012, and an increase to the future estimated state tax rate at December 2013.  PPL Energy Supply recorded an insignificant deferred tax benefit in 2014, a $15 million deferred tax expense in 2013, and a $19 million deferred tax benefit in 2012 related to its state deferred tax liabilities.

(b)
During 2013 and 2012, PPL Energy Supply recorded deferred tax benefits related to investment tax credits on progress expenditures for the Holtwood hydroelectric plant expansion.  See Note 8 to the Financial Statements for additional information.

(c)
During 2013, PPL Energy Supply reversed $3 million in tax benefits related to a 2008 change in method of accounting for certain expenditures for tax purposes and recorded $4 million in federal tax expense related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to Windfall Profits Tax.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) primarily includes the results of operations of the Montana hydroelectric generating facilities for all periods presented.  See "Discontinued Operations - Montana Hydro Sale" in Note 8 to the Financial Statements for additional information.  Income (Loss) from Discontinued Operations (net of income taxes) increased by $191 million in 2014 compared with 2013 primarily due to the gain on the sale of the Montana hydroelectric generating facilities, and decreased by $14 million in 2013 compared with 2012 primarily due to lower energy margins due to lower energy prices.

PPL Electric:  Earnings, Margins and Statement of Income Analysis

Earnings

	2014	2013	2012

Net Income Available to PPL	$263	$209	$132
Special item, gain (loss), after-tax	(2)

Excluding a special item, pre-tax earnings in 2014 compared with 2013 increased, primarily due to returns on additional transmission and distribution improvement capital investments, lower other operation and maintenance expense and a benefit from a change in estimate of a regulatory liability, partially offset by higher interest expense and depreciation.

Pre-tax earnings in 2013 compared with 2012 increased, primarily due to higher distribution base rates that became effective January 1, 2013, returns on additional transmission capital investments, and lower operation and maintenance expense due to lower storm costs, partially offset by higher depreciation.

The table below quantifies the changes in the components of Net Income Available to PPL between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's Results of Operations - Segment Earnings - Pennsylvania Regulated Segment for details of the special item.

	2014 vs. 2013	2013 vs. 2012

Pennsylvania Gross Delivery Margins	$118	$114
Other operation and maintenance	13	23
Depreciation	(7)	(18)
Taxes, other than income		5
Other Income (Expense) - net	1	(3)
Interest Expense	(14)	(9)
Income Taxes	(55)	(39)
Distributions on Preference Stock		4
Special item, after tax	(2)
Total	$54	$77

Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2014			2013
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,044		$2,044	$1,870		$1,870

Operating Expenses
Energy purchases	587		587	588		588
Energy purchases from affiliate	84		84	51		51
Other operation and
maintenance	103	$440	543	82	$449	531
Depreciation		185	185		178	178
Taxes, other than income	98	9	107	95	8	103
Total Operating Expenses	872	634	1,506	816	635	1,451
Total	$1,172	$(634)	$538	$1,054	$(635)	$419

	2012
	PA Gross
	Delivery		Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,763		$1,763

Operating Expenses
Energy purchases	550		550
Energy purchases from affiliate	78		78
Other operation and
maintenance	104	$472	576
Depreciation		160	160
Taxes, other than income	91	14	105
Total Operating Expenses	823	646	1,469
Total	$940	$(646)	$294

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Pennsylvania Gross Delivery Margins"

The following Statement of Income line items are included above within "Pennsylvania Gross Delivery Margins" and are not discussed separately.

	2014 vs. 2013	2013 vs. 2012

Operating revenues	$174	$107
Energy purchases	(1)	38
Energy purchases from affiliate	33	(27)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2014 vs. 2013	2013 vs. 2012

Act 129 costs incurred (a)	$6	$(24)
Vegetation management (b)	(4)	12
Payroll-related costs (c)	(16)	4
Allocation of certain corporate support group costs	7	(10)
Storm costs (d)	18	(26)
Bargaining unit one-time voluntary retirement benefits (Note 13)	3
Other	(2)	(1)
Total	$12	$(45)

(a)
Relates to expenses associated with PPL Electric's PUC-approved energy efficiency and conservation plan with programs starting in 2010.  These expenses are recovered in customer rates.  The decrease in 2013 compared with 2012 results from the number of programs and the timing of such programs.  Phase 1 of Act 129 closed in May 2013.  Phase 2 programs began in June 2013.

(b)	The increase in 2013 compared with 2012 was due to increased activities related to maintaining and increasing system reliability for both the transmission and distribution systems.
(c)	The decrease in 2014 compared with 2013 was due to lower headcount, less maintenance work and more focus on capital projects in 2014.
(d)	The increase in 2014 compared with 2013 was due to more storm events. The 2012 expenses were unusually high due to Hurricane Sandy expenses.

Depreciation

Depreciation increased by $7 million in 2014 compared with 2013, and by $18 million in 2013 compared with 2012, primarily due to transmission PP&E additions as well as additions related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

Financing Costs

The increase (decrease) in financing costs was due to:

	2014 vs. 2013	2013 vs. 2012

Long-term debt interest expense (a)	$15	$12
Distributions on Preference Stock (b)		(4)
Other	(1)	(3)
Total	$14	$5

(a)	The increase in 2014 compared with 2013 was due to debt issuances in June 2014 and July 2013. The increase in 2013 compared with 2012 was due to debt issuances in July 2013 and August 2012.
(b)	The decrease in 2013 compared with 2012 was due to the June 2012 redemption of all 2.5 million shares of preference stock.

Income Taxes

The increase (decrease) in income taxes was due to:

	2014 vs. 2013	2013 vs. 2012

Change in pre-tax income at current period tax rates	$44	$47
Federal and state tax reserve adjustments (a)	8	(1)
Federal and state tax return adjustments	2	(8)
Other	(2)	2
Total	$52	$40

(a)
PPL Electric recorded a tax benefit of $7 million during 2013 and $6 million during 2012 to federal and state income tax reserves related to stranded costs securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization was zero.

See Note 5 to the Financial Statements for additional information on income taxes.

LKE:  Earnings, Margins and Statement of Income Analysis

Earnings

	2014	2013	2012

Net Income	$344	$347	$219
Special items, gains (losses), after-tax		3	(16)

Earnings in 2014 compared with 2013 decreased primarily due to higher operation and maintenance expense driven by the timing and scope of scheduled generation maintenance outages, higher bad debt expense, storm-related expenses, higher financing costs and higher depreciation expense partially offset by returns on additional environmental capital investments and higher sales volumes.  The changes in sales volumes were driven by unusually cold weather in the first quarter of 2014.

Excluding special items, earnings in 2013 compared with 2012 increased primarily due to higher electricity and gas base rates that went into effect January 1, 2013 and returns on additional environmental capital investments.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of the special items.

	2014 vs. 2013	2013 vs. 2012

Margins	$78	$220
Other operation and maintenance	(35)	(5)
Depreciation	(14)	(34)
Taxes, other than income	(3)	(1)
Other Income (Expense)-net	(1)	7
Interest Expense	(22)	6
Income Taxes	(3)	(84)
Special items, after-tax	(3)	19
Total	$(3)	$128

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2014			2013
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$3,168		$3,168	$2,976		$2,976
Operating Expenses
Fuel	965		965	896		896
Energy purchases	253		253	217		217
Other operation and maintenance	99	$716	815	97	$681	778
Depreciation	11	343	354	5	329	334
Taxes, other than income	2	50	52	1	47	48
Total Operating Expenses	1,330	1,109	2,439	1,216	1,057	2,273
Total	$1,838	$(1,109)	$729	$1,760	$(1,057)	$703

	2012
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$2,759		$2,759
Operating Expenses
Fuel	872		872
Energy purchases	195		195
Other operation and maintenance	101	$677	778
Depreciation	51	295	346
Taxes, other than income		46	46
Total Operating Expenses	1,219	1,018	2,237
Total	$1,540	$(1,018)	$522

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Margins" and are not discussed separately.

	2014 vs. 2013	2013 vs. 2012

Operating Revenues	$192	$217
Fuel	69	24
Energy purchases	36	22

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2014 vs. 2013	2013 vs. 2012

Timing and scope of scheduled generation maintenance outages	$14		$(21)
Bad debt expense	9		(5)
Storm expenses	8		3
Gas maintenance	3
Other (a)	3		23
Total	$37	$

(a)
The increase in 2013 compared with 2012 was primarily due to $9 million of higher expenses related to software maintenance and property and liability insurance expenses, $6 million of increased generation expenses and $4 million of adjustments to regulatory assets and liabilities.

Depreciation

The increase (decrease) in depreciation was due to:

	2014 vs. 2013	2013 vs. 2012

Additions to PP&E, net	$20	$10
Lower depreciation rates effective January 1, 2013 (a)		(22)
Total	$20	$(12)

(a)      A result of the 2012 rate case.

Other Income (Expense) - net

Other income (expense) - net increased by $8 million in 2013 compared with 2012 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $25 million in 2013 compared with 2012 due to a $25 million pre-tax impairment of the EEI investment in 2012.  See Notes 1 and 16 to the Financial Statements for additional information.

Interest Expense

Interest expense increased by $22 million in 2014 compared with 2013 primarily due to the issuance of $500 million of First Mortgage Bonds in November 2013 and higher short-term debt balances in 2014.

Interest expense decreased by $6 million in 2013 compared with 2012 primarily due to amortization of a fair market value adjustment of $7 million in 2013.

Income Taxes

The increase (decrease) in income taxes was due to:

	2014 vs. 2013	2013 vs. 2012

Change in pre-tax income	$1	$86
Net operating loss carryforward adjustments (a)		9
Other	2	5
Total	$3	$100

(a)	Adjustments recorded in 2012 to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations (net of income taxes) increased by $8 million in 2013 compared with 2012 primarily due to an adjustment in 2012 to the estimated liability for indemnifications related to the termination of the WKE lease.

LG&E:  Earnings, Margins and Statement of Income Analysis

Earnings

	2014	2013	2012

Net Income	$169	$163	$123

Earnings in 2014 compared with 2013 increased primarily due to returns on additional environmental capital investments and higher sales volume partially offset by higher operation and maintenance driven by storm-related expenses, financing costs, depreciation and income tax expense.  The changes in sales volume were driven by unusually cold weather in the first quarter of 2014.

Earnings in 2013 compared with 2012 increased primarily due to higher electricity and gas base rates that went into effect January 1, 2013 and returns on additional environmental capital investments.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins within the table and not in their respective Statement of Income line items.

	2014 vs. 2013	2013 vs. 2012

Margins	$42	$64
Other operation and maintenance	(4)	(10)
Depreciation	(7)	3
Taxes, other than income		(1)
Other Income (Expense) - net	(1)	1
Interest Expense	(15)	8
Income Taxes	(9)	(25)
Total	$6	$40

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2014			2013
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,533		$1,533	$1,410		$1,410
Operating Expenses
Fuel	404		404	367		367
Energy purchases	244		244	205		205
Other operation and maintenance	47	$332	379	45	$328	373
Depreciation	4	153	157	2	146	148
Taxes, other than income	1	24	25		24	24
Total Operating Expenses	700	509	1,209	619	498	1,117
Total	$833	$(509)	$324	$791	$(498)	$293

	2012
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,324		$1,324
Operating Expenses
Fuel	374		374
Energy purchases	175		175
Other operation and maintenance	45	$318	363
Depreciation	3	149	152
Taxes, other than income		23	23
Total Operating Expenses	597	490	1,087
Total	$727	$(490)	$237

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Margins" and are not discussed separately.

	2014 vs. 2013	2013 vs. 2012

Retail and wholesale	$94	$104
Electric revenue from affiliate	29	(18)
Fuel	37	(7)
Energy purchases	35	32
Energy purchases from affiliate	4	(2)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2014 vs. 2013	2013 vs. 2012

Storm expenses	$4	$3
Bad debt expense	3
Gas maintenance	3
Other (a)	(4)	7
Total	$6	$10

(a)	The increase in 2013 compared with 2012 was primarily due to $6 million of higher expenses related to software maintenance and property and liability insurance expenses.

Depreciation

The increase (decrease) in depreciation was due to:

	2014 vs. 2013	2013 vs. 2012

Additions to PP&E, net	$9	$4
Lower depreciation rates effective January 1, 2013 (a)		(8)
Total	$9	$(4)

(a)      A result of the 2012 rate case.

Interest Expense

Interest expense increased by $15 million in 2014 compared with 2013 primarily due to the issuance of $250 million of First Mortgage Bonds in November 2013 and amortization of a fair market value adjustment of $7 million in 2013.

Interest expense decreased by $8 million in 2013 compared with 2012 primarily due to amortization of a fair market value adjustment of $7 million in 2013.

Income Taxes

Income taxes increased by $9 million in 2014 compared with 2013 and increased by $25 million in 2013 compared with 2012 primarily due to the change in pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

KU:  Earnings, Margins and Statement of Income Analysis

Earnings

	2014	2013	2012

Net Income	$220	$228	$137
Special items, gains (losses), after tax		1	(15)

Excluding special items, earnings in 2014 compared with 2013 decreased primarily due to higher other operation and maintenance expense driven by the timing and scope of scheduled generation maintenance outages, higher financing costs and higher depreciation expense partially offset by returns on additional environmental capital investments and higher sales volumes.  The changes in sales volumes were driven by unusually cold weather in the first quarter of 2014.

Excluding special items, earnings in 2013 compared with 2012 increased primarily due to higher electricity base rates that went into effect January 1, 2013 and returns on additional environmental capital investments.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of these special items.

	2014 vs. 2013	2013 vs. 2012

Margins	$36	$156
Other operation and maintenance	(26)	(1)
Depreciation	(7)	(39)
Taxes, other than income	(3)
Other Income (Expense) - net	3	4
Interest Expense	(7)	(1)
Income Taxes	(3)	(44)
Special items, after-tax	(1)	16
Total	$(8)	$91

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2014			2013
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,737		$1,737	$1,635		$1,635
Operating Expenses
Fuel	561		561	529		529
Energy purchases	111		111	81		81
Other operation and maintenance	52	$356	408	52	$330	382
Depreciation	7	190	197	3	183	186
Taxes, other than income	1	26	27	1	23	24
Total Operating Expenses	732	572	1,304	666	536	1,202
Total	$1,005	$(572)	$433	$969	$(536)	$433

	2012
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,524		$1,524
Operating Expenses
Fuel	498		498
Energy purchases	109		109
Other operation and maintenance	55	$329	384
Depreciation	49	144	193
Taxes, other than income		23	23
Total Operating Expenses	711	496	1,207
Total	$813	$(496)	$317

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Margins" and are not discussed separately.

	2014 vs. 2013	2013 vs. 2012

Retail and wholesale	$98	$113
Electric revenue from affiliate	4	(2)
Fuel	32	31
Energy purchases	1	(10)
Energy purchases from affiliate	29	(18)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2014 vs. 2013	2013 vs. 2012

Timing and scope of scheduled generation maintenance outages	$14	$(21)
Bad debt expense	5	(2)
Storm expenses	4
Other (a)	3	21
Total	$26	$(2)

(a)
The increase in 2013 compared with 2012 was primarily due to $7 million of higher expenses related to software maintenance and property and liability insurance expenses, $7 million of increased generation expenses and $4 million of adjustments to regulatory assets and liabilities.

Depreciation

The increase (decrease) in depreciation was due to:

	2014 vs. 2013	2013 vs. 2012

Additions to PP&E, net	$11	$6
Lower depreciation rates effective January 1, 2013 (a)		(13)
Total	$11	$(7)

(a)	A result of the 2012 rate case.

Other Income (Expense) - net

Other income (expense) - net increased by $5 million in 2013 compared with 2012 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $25 million in 2013 compared with 2012 due to a $25 million pre-tax impairment of the EEI investment in 2012.  See Notes 1 and 16 to the Financial Statements for additional information.

Interest Expense

Interest expense increased by $7 million in 2014 compared with 2013 primarily due to the issuance of $250 million of First Mortgage Bonds in November 2013.

Income Taxes

Income taxes increased by $54 million in 2013 compared with 2012 primarily due to the change in pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

The remainder of this Item 7 in this Form 10-K is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants' cash flows from operations and access to cost effective bank and capital markets are subject to risks and uncertainties.  See "Item 1A. Risk Factors" for a discussion of risks and uncertainties that could affect the Registrants' cash flows.

The Registrants had the following at:

		PPL
		Energy	PPL
	PPL (a)	Supply	Electric	LKE	LG&E	KU

December 31, 2014
Cash and cash equivalents	$1,751	$352	$214	$21	$10	$11
Short-term investments	120
Short-term debt	1,466	630		575	264	236
Notes payable with affiliates				41

December 31, 2013
Cash and cash equivalents	1,102	239	25	35	8	21
Notes receivable from affiliates			150	70
Short-term debt	701		20	245	20	150

December 31, 2012
Cash and cash equivalents	901	413	140	43	22	21
Short-term debt	652	356		125	55	70
Notes payable with affiliates				25

(a)
At December 31, 2014, $285 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost.  Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings.  See Note 5 to the Financial Statements for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2014
Operating activities	$3,403	$462	$613	$999	$371	$566
Investing activities	(3,329)	497	(791)	(1,191)	(656)	(603)
Financing activities	583	(846)	367	178	287	27

2013
Operating activities	$2,857	$410	$523	$920	$366	$495
Investing activities	(4,295)	(631)	(1,080)	(1,502)	(577)	(853)
Financing activities	1,631	47	442	574	197	358

2012
Operating activities	$2,764	$784	$389	$744	$305	$500
Investing activities	(3,123)	(469)	(613)	(753)	(286)	(480)
Financing activities	48	(281)	44	(7)	(22)	(30)

2014 vs. 2013 Change
Operating activities	$546	$52	$90	$79	$5	$71
Investing activities	966	1,128	289	311	(79)	250
Financing activities	(1,048)	(893)	(75)	(396)	90	(331)

2013 vs. 2012 Change
Operating activities	$93	$(374)	$134	$176	$61	$(5)
Investing activities	(1,172)	(162)	(467)	(749)	(291)	(373)
Financing activities	1,583	328	398	581	219	388

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2014 vs. 2013
Change - Cash Provided (Used):
Net income	$606	$639	$54	$(3)	$6	$(8)
Non-cash components	(478)	(656)	(53)	206	91	166
Working capital	440	(46)	7	(129)	(65)	(96)
Defined benefit plan funding	144	78	70	123	35	60
Other operating activities	(166)	37	12	(118)	(62)	(51)
Total	$546	$52	$90	$79	$5	$71

2013 vs. 2012
Change - Cash Provided (Used):
Net income	$(400)	$(704)	$73	$128	$40	$91
Non-cash components	545	313	31	90	(30)	(68)
Working capital	(332)	65	12	(31)	12	(15)
Defined benefit plan funding	44	(38)	(34)	(98)	(21)	(44)
Other operating activities	236	(10)	52	87	60	31
Total	$93	$(374)	$134	$176	$61	$(5)
(PPL and PPL Energy Supply)

A significant portion of PPL's Supply segment and PPL Energy Supply's operating cash flows is derived from its competitive baseload generation activities.  See Note 8 to the Financial Statements for information on the anticipated spinoff of PPL Energy Supply, expected to occur during the second quarter of 2015.  PPL Energy Supply employs a formal hedging program for its baseload generation fleet, the objective of which is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential over the medium term to benefit from power price increases.  See Note 17 to the Financial Statements for further discussion.  Despite PPL Energy Supply's hedging practices, future cash flows from operating activities are influenced by energy and capacity prices and, therefore, will fluctuate from period to period.

PPL's and PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or cash equivalents (e.g. letters of credit), or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' or PPL Energy Supply's or its subsidiaries' credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" or a further downgrade of PPL Energy Supply's or its subsidiaries' credit ratings and there was a 10% adverse movement in energy prices, PPL and PPL Energy Supply estimate that, based on their December 31, 2014 positions, they would have been required to post additional collateral of approximately $427 million for PPL and approximately $321 million for PPL Energy Supply with respect to electricity and fuel contracts.  PPL and PPL Energy Supply had adequate liquidity sources at December 31, 2014 if they would have been required to post this additional collateral.  PPL and PPL Energy Supply have in place risk management programs that are designed to monitor and manage exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of generating units.

(PPL)

PPL had a $546 million increase in cash provided by operating activities in 2014 compared with 2013.
•
Net income improved by $606 million between the periods.  However, this included an additional $478 million of net non-cash benefits, including a $426 million charge in 2013 to terminate the operating lease arrangement for interests in the Colstrip facility in Montana and acquire the previously leased interests, a $411 million decrease in unrealized losses on hedging activities, and a $246 million pre-tax gain in 2014 on the sale of the Montana hydroelectric generation facilities.  These non-cash benefits were partially offset by a $568 million increase in deferred income tax expense.  The net $128 million increase from net income and non-cash adjustments in 2014 compared with 2013 reflects the $271 million payment in December 2013, to terminate the operating lease arrangement for interests in the Colstrip facility in Montana and acquire the previously leased interests, partially offset by a decline in unregulated gross energy margins in 2014.

•
The $440 million increase in cash from changes in working capital was partially due to an increase in taxes payable (primarily due to increased taxable income in 2014), a change in uncertain tax positions between the periods, lower returns of counterparty collateral and changes in accounts receivable and unbilled revenue.

•	The $166 million decrease in cash from other operating activities was partially due to net proceeds of $104 million for settlement in 2013 of forward starting interest rate swaps.

PPL had a $93 million increase in cash from operating activities in 2013 compared with 2012.
•
Net income declined by $400 million between the periods, but included net non-cash charges of $545 million.  These net non-cash charges included a charge of $426 million in 2013 to terminate the operating lease arrangement for interests in the Colstrip facility in Montana and acquire the previously leased interests, $209 million of higher unrealized losses on hedging activities and $135 million of changes to the WPD line loss accrual.  These non-cash charges were partially offset by a $352 million decrease in deferred income taxes.  The net $145 million increase from net income and non-cash adjustments between the periods was primarily due to higher revenues and margins from regulated utility operations, partially offset by the $271 million payment in December 2013 to terminate the operating lease arrangement for interests in the Colstrip facility and acquire the previously leased interests and lower unregulated gross energy margins.

•
The $332 million decrease in cash from changes in working capital was primarily due to increases in accounts receivable (primarily due to extended payment terms at LG&E and KU, higher rates and colder weather in 2013 at LG&E, KU and PPL Electric and increases at PPL Energy Supply's mechanical contracting business) and changes to certain tax-related accounts.

•	The $236 million increase in cash provided by other operating activities was partially due to net proceeds of $104 million for settlement in 2013 of forward starting interest rate swaps.

(PPL Energy Supply)

PPL Energy Supply had a $52 million increase in cash provided by operating activities in 2014 compared with 2013.

•
Net income improved by $639 million between the periods, however, this included an additional $656 million of net non-cash benefits, including a $315 million pre-tax gain in 2014 on the sale of the Montana hydroelectric generation facilities, a $426 million charge in 2013 to terminate the operating lease arrangement for interests in the Montana Colstrip facility and acquire the previously leased interests, and $167 million of lower unrealized losses on hedging activities.  These non-cash benefits were partially offset by a $270 million decrease in deferred income tax benefits.  The net $17 million decline from net income and non-cash adjustments in 2014 compared with 2013 reflects lower unregulated gross energy margins, higher operation and maintenance expenses and other factors.  Cash provided by operating activities in 2014 included a $176 million payment to PPL in November 2014 to satisfy the tax liability related to the gain on the sale of the PPL Montana hydroelectric facilities.  Cash provided by operating activities in 2013 included a $271 million payment in December in connection with terminating the operating lease arrangement for interests in the Montana Colstrip facility and acquiring the previously leased interests.

•	Pension funding was $78 million lower in 2014.

PPL Energy Supply had a $374 million decrease in cash from operating activities in 2013 compared with 2012.  Net income declined by $704 million between the periods, but included net non-cash charges of $313 million.  These net non-cash charges included a charge of $426 million in 2013 to terminate the operating lease arrangement for interests in the Montana Colstrip facility and acquire the previously leased interests associated with the lease termination, $212 million of higher unrealized losses on hedging activities, and a $65 million charge in 2013 for the impairment of the Corette facility.  These non-cash charges were partially offset by a $448 million decline in deferred income taxes.  The net $391 million decline from net income and non-cash adjustments in 2013 compared with 2012 was primarily due to a $271 million payment in December 2013, also in connection with terminating the operating lease arrangement for interests in the Montana Colstrip facility and acquiring the previously leased interests.  The decrease in cash between the periods also reflects lower unregulated gross energy margins in 2013 compared with 2012.

(PPL Electric)

PPL Electric had a $90 million increase in cash provided by operating activities in 2014 compared with 2013.
•	Net income improved by $54 million between the periods. However, this included an additional $53 million of net non-cash benefits, primarily due to a decrease in deferred income tax expense.

•	Pension funding was $70 million lower in 2014.

PPL Electric had a $134 million increase in cash from operating activities in 2013 compared with 2012.
•
Net income improved by $73 million between the periods and included net non-cash charges of $31 million.  The $104 million increase in cash in 2013 versus 2012 was primarily due to higher distribution base rates that became effective January 1, 2013 and higher transmission margins from additional capital investments.

•	The $52 million increase in cash from other operating activities was partially due to changes in certain tax-related accounts.

(LKE)

LKE had a $79 million increase in cash provided by operating activities in 2014 compared with 2013.
•
LKE's non-cash components of net income included a $195 million increase in deferred income taxes primarily due to an increase in accelerated tax depreciation over book depreciation as a result of additional assets in service in 2014.

•
The decrease in cash from working capital was driven primarily by an increase in income tax receivable and a decrease of income tax payable from PPL as a result of the use of excess tax depreciation deductions, and an increase in inventory due to increased coal purchases in anticipation of a cold December similar to that of 2013, partially offset by decreases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013.

•	The decrease in cash from LKE's other operating activities was driven primarily by $86 million in proceeds from the settlement of interest rate swaps received in 2013.

LKE had a $176 million increase in cash provided by operating activities in 2013 compared with 2012.
•	LKE's non-cash components of net income included a $121 million increase in deferred income taxes primarily due to utilization of net operating losses.
•
The decrease in cash from working capital was driven primarily by increases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013, offset by an increase in accounts payable due to timing of fuel purchase commitments and payments.

•	The increase in cash from LKE's other operating activities was driven primarily by $86 million in proceeds from the settlement of interest rate swaps.

(LG&E)

LG&E had a $5 million increase in cash provided by operating activities in 2014 compared with 2013.
•
LG&E's non-cash components of net income included a $92 million increase in deferred income taxes primarily due to an increase in accelerated tax depreciation over book depreciation as a result of additional assets in service in 2014.

•
The decrease in cash from working capital was driven primarily by an increase in income tax receivable from LKE as a result of the use of excess tax depreciation deductions, and an increase in accounts receivable from affiliates, partially offset by decreases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013.

•	The decrease in cash from LG&E's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps received in 2013.

LG&E had a $61 million increase in cash provided by operating activities in 2013 compared with 2012.
•
The increase in cash from working capital was driven primarily by an increase in accounts payable due to timing of fuel purchase commitments and payments and an increase in accrued taxes due to decreased payments for property taxes in 2013, partially offset by increases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013, and higher fuel and underground gas storage inventory in 2013 attributable to an increase in fuel and natural gas prices.

•	The increase in cash from LG&E's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps received in 2013.

(KU)

KU had a $71 million increase in cash provided by operating activities in 2014 compared with 2013.
•
KU's non-cash components of net income included a $155 million increase in deferred income taxes primarily due to the utilization of net operating losses and an increase in accelerated tax depreciation over book depreciation as a result of additional assets in service in 2014.

•
The decrease in cash from working capital was driven primarily by an increase in income tax receivable and a decrease of income tax payable from LKE as a result of the use of excess tax depreciation deductions, and an increase in inventory due to increased coal purchases in anticipation of a cold December similar to that of 2013, partially offset by decreases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013 and an increase in accounts payable to affiliates.

•	The decrease in cash from KU's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps received in 2013.

KU had a $5 million decrease in cash provided by operating activities in 2013 compared with 2012.
•
The decrease in cash from working capital was driven primarily by increases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013, offset by an increase in accounts payable due to timing of fuel purchase commitments and payments.

•	The increase in cash from KU's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2014 vs. 2013
Change - Cash Provided (Used):
Expenditures for PP&E	$122	$167	$(28)	$172	$(79)	$251
Acquisitions & divestitures, net	900	900
Notes receivable with affiliates
activity, net			300	140
Restricted cash and cash
equivalent activity	(69)	(86)
Purchase and sale of
investments, net	(121)	(1)
Other investing activities	134	148	17	(1)		(1)
Total	$966	$1,128	$289	$311	$(79)	$250

2013 vs. 2012
Change - Cash Provided (Used):
Expenditures for PP&E	$(1,107)	$65	$(279)	$(666)	$(291)	$(375)
Acquisitions & divestitures, net	84	84
Notes receivable with affiliates
activity, net		(198)	(150)	(85)
Restricted cash and cash
equivalent activity	(116)	(126)
Other investing activities	(33)	13	(38)	2		2
Total	$(1,172)	$(162)	$(467)	$(749)	$(291)	$(373)

(PPL)

For PPL, in 2014 compared with 2013, the decrease in "Expenditures for PP&E" was partially due to expenditures made in 2013 for the Holtwood hydroelectric expansion project at PPL Energy Supply and construction of Cane Run Unit 7 for both LG&E and KU, partially offset by expenditures made in 2014 at WPD (primarily due to projects to enhance system reliability and the effect of foreign currency exchange rates).  "Acquisitions & divestitures, net" reflects the 2014 sale of PPL Montana's hydroelectric generation facilities.  See Note 8 to the Financial Statements for additional information.  The change in "Other investing activities" was the result of investing inflow of $164 million, in 2014, from U.S. Department of Treasury grants for the Rainbow and Holtwood hydroelectric expansion projects.

For PPL, in 2013 compared with 2012, the change in "Expenditures for PP&E" was due to increased spending on projects to enhance system reliability at WPD and PPL Electric, the Susquehanna-Roseland transmission project at PPL Electric, environmental air projects at LG&E's Mill Creek and KU's Ghent plants, construction of Cane Run Unit 7 for both LG&E and KU and coal combustion residuals projects at KU's Ghent and E.W. Brown plants.  The change in "Restricted cash and cash equivalent activity" was primarily related to margin deposit returns in 2012 at PPL Energy Supply.

(PPL Energy Supply)

For PPL Energy Supply, in 2014 compared with 2013, the decrease in "Expenditures for PP&E" was partially due to expenditures made in 2013 for the Holtwood hydroelectric expansion project.  "Acquisitions & divestitures, net" reflects the 2014 sale of PPL Montana's hydroelectric generation facilities.  See Note 8 to the Financial Statements for additional information.  The change in "Other investing activities" was the result of investing inflow of $164 million, in 2014, from U.S. Department of Treasury grants for the Rainbow and Holtwood hydroelectric expansion projects.

For PPL Energy Supply, in 2013 compared with 2012, the change in "Acquisitions & divestitures, net" related to the disbursement in 2012 for the Ironwood Acquisition.  The change in "Notes receivable with affiliates, net" resulted from repayments received in 2012.  The change in "Restricted cash and cash equivalent activity" was primarily related to margin deposit returns in 2012.

(PPL Electric)

For PPL Electric, in 2014 compared with 2013, the change in "Notes receivable with affiliates, net" resulted from proceeds received in 2014 from repayments.

For PPL Electric, in 2013 compared with 2012, the change in "Expenditures for PP&E" was due to increases for projects to enhance system reliability and the Susquehanna-Roseland transmission project.

(LKE)

In comparing 2014 with 2013, cash used by investing activities decreased as a result of the decrease in expenditures for KU, partially offset by the increase in expenditures for LG&E. The decrease in expenditures for KU was primarily due to lower expenditures for the construction of Cane Run Unit 7 and coal combustion residuals projects at the Ghent and the E.W. Brown plants, partially offset by higher expenditures for environmental air projects at the Ghent and the E.W. Brown plants.  The increase in expenditures for LG&E was primarily due to environmental air projects at the Mill Creek plant and the gas service riser program, partially offset by lower expenditures for the construction of Cane Run Unit 7.

In comparing 2013 with 2012, cash used by investing activities increased as a result of the increase in expenditures primarily due to environmental air projects at LG&E's Mill Creek and KU's Ghent plants, construction of Cane Run Unit 7 for both LG&E and KU and coal combustion residuals projects at KU's Ghent and E.W. Brown plants.

(LG&E)

In comparing 2014 with 2013, cash used by investing activities increased as a result of the increase in expenditures primarily due to environmental air projects at the Mill Creek plant and the gas service riser program, partially offset by lower expenditures for the construction of Cane Run Unit 7.

In comparing 2013 with 2012, cash used by investing activities increased as a result of the increase in expenditures primarily due to environmental air projects at the Mill Creek plant and the construction of Cane Run Unit 7.

(KU)

In comparing 2014 with 2013, cash used by investing activities decreased as a result of the decrease in expenditures primarily due to lower expenditures for the construction of Cane Run Unit 7 and coal combustion residuals projects at the Ghent and the E.W. Brown plants, partially offset by higher expenditures for environmental air projects at the Ghent and the E.W. Brown plants.

In comparing 2013 with 2012, cash used by investing activities increased as a result of the increase in expenditures primarily due to environmental air projects at the Ghent plant, construction of Cane Run Unit 7 and coal combustion residuals projects at the Ghent and E.W. Brown plants.

(All Registrants)

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2015 through 2019.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2014 vs. 2013
Change - Cash Provided (Used):
Debt issuance/retirement, net	$(1,541)	$438	$(62)	$(496)	$(248)	$(248)
Stock issuances/redemptions, net	(263)
Dividends	(89)		(31)		(13)	(24)
Capital contributions/distributions,
net		(2,336)	58	(177)	71	(66)
Changes in net short-term debt (a)	728	986	(40)	276	279	6
Other financing activities	117	19		1	1	1
Total	$(1,048)	$(893)	$(75)	$(396)	$90	$(331)

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2013 vs. 2012
Change - Cash Provided (Used):
Debt issuance/retirement, net	$176	$(738)	$99	$496	$248	$248
Stock issuances/redemptions, net	1,515		250
Dividends	(45)		(32)		(24)	(24)
Capital contributions/distributions,
net		1,393	55	144	86	157
Changes in net short-term debt (a)	(25)	(312)	20	(55)	(90)	10
Other financing activities	(38)	(15)	6	(4)	(1)	(3)
Total	$1,583	$328	$398	$581	$219	$388

(a)	Includes net increase (decrease) in notes payable with affiliates.

(PPL)

In 2014, PPL required $1.05 billion less cash from financing activities primarily due to improvements in cash from operations of $546 million and the proceeds of $164 million from the U.S. Department of Treasury grants (as described in "Investing Activities" above)  and the use of cash on hand which helped support the significant capital expenditure programs of its subsidiaries.

In 2013, PPL required $1.6 billion additional cash from financing activities primarily to support the significant capital expenditure programs of its subsidiaries.  Financing needs were partially mitigated by $93 million of additional cash provided by operating activities.

(PPL Energy Supply)

In 2014, financing activities included distributions of $836 million to PPL of the proceeds from the PPL Montana hydroelectric generation facilities sale, net of a tax liability payment discussed in "Operating Activities" above, and proceeds from the U.S. Department of Treasury PPL Holtwood tax grant (See Note 8 to the Financial Statements for information on these transactions.  Both receipts are included within "Investing Activities" above.).

In 2013, financing activities included net capital contributions of $1.1 billion from PPL to PPL Energy Supply to fund the debt maturities discussed below, to repay short-term debt and to terminate the operating lease arrangement for interests in the Montana Colstrip facility and acquire the previously leased interests.  Debt repayments included the $300 million debt maturity and the $437 million repayment of outstanding debt related to the acquisition of the previously leased Lower Mt. Bethel facility.

(PPL Electric)

In 2014, PPL Electric required $75 million less cash from financing activities to support its significant capital expenditure program, primarily due to the receipt of $150 million on notes receivable from affiliates (as described in "Investing Activities" above) and improvements in cash from operations of $90 million.

In 2013, PPL Electric required $398 million additional cash from financing activities to support its significant capital expenditure program.  Financing needs were partially mitigated by $134 million of additional cash provided by operating activities.

(LKE)

In comparing 2014 with 2013, cash provided by financing activities decreased as a result of the $500 million long-term debt issued by LG&E and KU in November 2013 and higher distributions to PPL, partially offset by an increase in short-term debt and an increase in notes payable with affiliates to fund capital expenditures.

In comparing 2013 with 2012, cash provided by financing activities increased as a result of the long-term debt issuance at LG&E and KU and higher capital contributions from PPL.  The proceeds from the issuance of long-term debt were mainly used for capital expenditures related to environmental air projects and the construction of Cane Run Unit 7.

(LG&E)

In comparing 2014 with 2013, cash provided by financing activities increased due to an increase in short-term debt to fund capital expenditures and an increase in contributions from LKE, offset by the $250 million of long-term debt issued in November 2013.

In comparing 2013 with 2012, cash provided by financing activities increased as a result of the $250 million long-term debt issuance.  The proceeds from the issuance of long-term debt were mainly used for capital expenditures related to environmental air projects and the construction of Cane Run Unit 7.

(KU)

In comparing 2014 with 2013, cash provided by financing activities decreased as a result of the $250 million long-term debt issued in November 2013, a decrease of contributions from LKE and higher dividends to LKE.

In comparing 2013 with 2012, cash provided by financing activities increased as a result of the $250 million long-term debt issuance and higher capital contributions from LKE.  The proceeds from the issuance of long-term debt were mainly used for capital expenditures related to environmental air projects and the construction of Cane Run Unit 7.

(All Registrants)

See "Long-term Debt and Equity Securities" below for additional information on current year activity.  See "Forecasted Sources of Cash" for a discussion of the Registrants' plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to the Registrants.  Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on common securities in the future, as well as the Registrants' maturities of long-term debt.

Long-term Debt and Equity Securities (PPL, PPL Energy Supply and PPL Electric)

Long-term debt and equity securities activity for 2014 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances

PPL	$296	$546	$1,074
PPL Energy Supply		309
PPL Electric	296	10
Non-cash Transactions:
PPL (b)	$750	$750

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Represents the remarketing of Junior Subordinated Notes that were issued as a component of PPL's 2011 Equity Units and simultaneously exchanged for Senior Notes.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Auction Rate Securities (LKE, LG&E and KU)

At December 31, 2014, LG&E's and KU's tax-exempt revenue bonds in the form of auction rate securities total $231 million ($135 million at LG&E and $96 million at KU).  These bonds continue to experience failed auctions and the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the period ended December 31, 2014, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.15% (0.14% at LG&E and 0.16% at KU).

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.  Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LKE, LG&E and KU anticipate receiving equity contributions from their parent or member in 2015.  As a result of the proposed spinoff of PPL Energy Supply to form Talen Energy, PPL Energy Supply does not expect to receive cash equity contributions from its member in 2015.  Additionally, under the terms of the spinoff agreements with affiliates of Riverstone, PPL Energy Supply is generally prohibited from making distributions or other payments to PPL or any PPL affiliate that is not a subsidiary of PPL Energy Supply, with the exception of specific distributions and other payments set forth in the spinoff agreements.  These exceptions are generally limited to a planned distribution from PPL Energy Supply to PPL during the first quarter of 2015 in an amount not to exceed $191 million.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs.  Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets.  At December 31, 2014, the total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

External

			Letters of
			Credit
			and
			Commercial
	Committed		Paper	Unused
	Capacity	Borrowed	Issued	Capacity

PPL Capital Funding Credit Facilities	$750		$21	$729
PPL Energy Supply Credit Facilities	3,150	$630	259	2,261
PPL Electric Credit Facility	300		1	299

LKE Credit Facility	75	75
LG&E Credit Facility	500		264	236
KU Credit Facilities	598		434	164
Total LKE Consolidated	1,173	75	698	400
Total U.S. Credit Facilities (a) (b) (c)	$5,373	$705	$979	$3,689

Total U.K. Credit Facilities (c) (d) (e)	£1,055	£167		£888

(a)
The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 65% for PPL Energy Supply and 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.  See Note 7 to the Financial Statements for additional information regarding these credit facilities.

(b)
The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity:  PPL - 10%, PPL Energy Supply - 9%, PPL Electric - 6%, LKE - 21%, LG&E - 7% and KU - 37%.

(c)
Each company pays customary fees under its respective syndicated credit facility, as does KU under its letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(d)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(e)
At December 31, 2014, the unused capacity under the U.K. committed credit facilities was approximately $1.4 billion.  The commitments under the U.K.'s credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  The Registrants monitor compliance with the covenants on a regular basis.  At December 31, 2014, the Registrants were in compliance with these covenants.  At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

As a result of the proposed spinoff transaction, PPL Energy Supply has syndicated a $1.85 billion credit facility which is currently fully committed.  This syndicated credit facility will replace the existing $3 billion PPL Energy Supply syndicated credit facility and will be effective upon closing of the spinoff transaction.  See "Item 1. Business" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" above for additional information.

During the second quarter of 2014, PPL Energy Supply's corporate credit rating was lowered to below investment grade.  At December 31, 2014, the additional collateral posted as a result of the downgrade was $190 million.  PPL Energy Supply primarily issued letters of credit under its credit facilities noted above to post the required collateral.  PPL Energy Supply continues to have adequate access to the capital markets and adequate capacity under its credit facilities and does not expect a material change in its financing costs as a result of the downgrade.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Other Used	Unused
	Capacity	Borrowed	Capacity	Capacity
LKE Credit Facility	$225	$41		$184
LG&E Money Pool (a)	500		$264	236
KU Money Pool (a)	500		236	264

(a)
LG&E and KU participate in an intercompany agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues.  However, the FERC has issued a maximum short-term debt limit for each utility at $500 million from any source.

Commercial Paper (All Registrants)

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	December 31, 2014			December 31, 2013
		Commercial		Commercial
		Paper	Unused	Paper
	Capacity	Issuances	Capacity	Issuances

PPL Electric	$300		$300	$20

LG&E	350	$264	86	20
KU	350	236	114	150
Total LKE	700	500	200	170
Total PPL	$1,000	$500	$500	$190

In August 2014, PPL Energy Supply terminated its commercial paper program.

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries currently plan to incur, subject to market conditions, approximately $2.2 billion of long-term indebtedness in 2015, of which $600 million is to refinance existing long-term debt.

PPL also plans to issue approximately $200 million of common stock in 2015.

The remaining proceeds will be used to fund capital expenditures and for general corporate purposes.

(PPL Energy Supply)

Subject to market conditions, PPL Energy Supply may issue long-term debt securities in 2015 to fund its current debt maturity obligations or for general corporate purposes, if necessary.

(PPL Electric)

PPL Electric currently plans to issue, subject to market conditions, approximately $450 million of long-term indebtedness in 2015, the proceeds of which will be used to fund capital expenditures and for general corporate purposes.

(LKE, LG&E and KU)

LG&E and KU currently plan to issue, subject to market conditions, approximately $550 million for LG&E and $500 million for KU, of first mortgage bond indebtedness in 2015, the proceeds of which will be used to refinance $500 million of maturing first mortgage bonds for LG&E and KU ($250 million each), to fund capital expenditures and for general corporate purposes.  LKE plans to refinance its $400 million bond maturing in 2015 with proceeds from an intercompany loan from a PPL affiliate.

Contributions from Parent/Member (All Registrants except PPL)

From time to time, PPL Energy Supply's and LKE's members or the parents of PPL Electric, LG&E and KU make capital contributions to subsidiaries.  The proceeds from these contributions are used to fund capital expenditures and for other general corporate purposes and, in the case of LKE, to make contributions to its subsidiaries.  PPL Energy Supply does not expect to receive cash equity contributions from its member in 2015.

Forecasted Uses of Cash

(All Registrants)

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, the Registrants currently expect to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock, distributions by PPL Energy Supply and LKE to their members, and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2015 through 2019.  Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2015	2016	2017	2018	2019
PPL
Construction expenditures (a) (b)
Generating facilities	$2,751	$523	$457	$392	$546	$833
Distribution facilities	9,969	2,035	1,975	1,980	1,973	2,006
Transmission facilities	3,685	746	748	775	731	685
Environmental	2,317	609	407	398	521	382
Other	380	73	91	78	68	70
Total Construction Expenditures	19,102	3,986	3,678	3,623	3,839	3,976
Nuclear fuel	566	106	85	120	126	129
Total Capital Expenditures	$19,668	$4,092	$3,763	$3,743	$3,965	$4,105
PPL Energy Supply
Construction expenditures (a) (b)
Generating facilities	$1,317	$325	$301	$241	$281	$169
Environmental	122	41	22	34	13	12
Other	42	9	8	9	8	8
Total Construction Expenditures	1,481	375	331	284	302	189
Nuclear fuel	566	106	85	120	126	129
Total Capital Expenditures	$2,047	$481	$416	$404	$428	$318
PPL Electric (a) (b)
Distribution facilities	$2,383	$440	$462	$500	$500	$481
Transmission facilities	3,328	687	694	692	658	597
Total Capital Expenditures	$5,711	$1,127	$1,156	$1,192	$1,158	$1,078
LKE (b)
Generating facilities	$1,433	$197	$156	$151	$265	$664
Distribution facilities	1,209	245	252	248	223	241
Transmission facilities	357	59	53	84	73	88
Environmental	2,196	569	386	364	508	369
Other	294	55	73	62	51	53
Total Capital Expenditures	$5,489	$1,125	$920	$909	$1,120	$1,415
LG&E (b)
Generating facilities	$595	$92	$85	$69	$92	$257
Distribution facilities	742	158	162	154	129	139
Transmission facilities	90	16	12	25	17	20
Environmental	1,126	341	199	177	261	148
Other	134	25	34	28	22	25
Total Capital Expenditures	$2,687	$632	$492	$453	$521	$589

		Projected
	Total	2015	2016	2017	2018	2019
KU (b)
Generating facilities	$838	$105	$71	$82	$173	$407
Distribution facilities	467	87	90	94	94	102
Transmission facilities	267	43	41	59	56	68
Environmental	1,070	228	187	187	247	221
Other	157	29	38	34	29	27
Total Capital Expenditures	$2,799	$492	$427	$456	$599	$825

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $171 million for PPL; $64 million for PPL Energy Supply and $67 million for PPL Electric.
(b)	The 2015 total excludes amounts included in accounts payable as of December 31, 2014.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  For the years presented, this table includes estimated costs to meet a projected capacity need at LKE in 2021 and PPL Electric's asset optimization program to replace aging transmission and distribution assets as well as the Susquehanna-Roseland and Northeast/Pocono projects.  This table also includes LKE's environmental projects related to existing and proposed EPA compliance standards (actual costs may be significantly lower or higher depending on the final requirements and market conditions; most environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism).  See Note 6 to the Financial Statements for information on LG&E's and KU's ECR mechanism and CPCN filing, and Note 8 to the Financial Statements for information on significant development plans.  See "Item 2. Properties" for information on planned projects to expand capacity.

In addition to cash on hand and cash from operations, the Registrants plan to fund capital expenditures in 2015 with proceeds from the sources noted below.

PPL Energy
Source	PPL	Supply	PPL Electric	LKE	LG&E	KU

Issuance of common stock	X
Issuance of long-term debt securities	X		X	X	X	X
Equity contributions from parent/member			X	X	X	X
Short-term debt	X		X	X	X	X

X = Expected funding source.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business.  At December 31, 2014, estimated contractual cash obligations were as follows.

	Total	2015	2016 - 2017	2018 - 2019	After 2019

PPL
Long-term Debt (a)	$20,426	$1,535	$1,137	$794	$16,960
Interest on Long-term Debt (b)	16,521	942	1,747	1,655	12,177
Operating Leases (c)	135	36	45	20	34
Purchase Obligations (d)	6,359	2,543	1,800	788	1,228
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	889	481	408
Total Contractual Cash Obligations	$44,330	$5,537	$5,137	$3,257	$30,399
PPL Energy Supply
Long-term Debt (a)	$2,238	$535	$358	$407	$938
Interest on Long-term Debt (b)	799	120	164	117	398
Operating Leases (c)	39	11	21	5	2
Purchase Obligations (d)	2,400	790	813	419	378
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	73	73
Total Contractual Cash Obligations	$5,549	$1,529	$1,356	$948	$1,716

	Total	2015	2016 - 2017	2018 - 2019	After 2019

PPL Electric
Long-term Debt (a)	$2,614	$100			$2,514
Interest on Long-term Debt (b)	2,376	119	$229	$229	1,799
Purchase Obligations (d)	189	68	45	45	31
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	32	32
Total Contractual Cash Obligations	$5,211	$319	$274	$274	$4,344
LKE
Long-term Debt (a)	$4,585	$900	$219	$138	$3,328
Interest on Long-term Debt (b)	2,767	159	293	293	2,022
Operating Leases (c)	73	16	19	12	26
Coal and Natural Gas Purchase
Obligations (g)	1,871	732	800	256	83
Unconditional Power Purchase
Obligations (h)	876	26	53	61	736
Construction Obligations (i)	875	801	74
Pension Benefit Plan Obligations (e)	52	52
Other Obligations	96	74	15	7
Total Contractual Cash Obligations	$11,195	$2,760	$1,473	$767	$6,195
LG&E
Long-term Debt (a)	$1,359	$250	$219	$138	$752
Interest on Long-term Debt (b)	927	47	87	81	712
Operating Leases (c)	28	6	7	4	11
Coal and Natural Gas Purchase
Obligations (g)	972	340	437	112	83
Unconditional Power Purchase
Obligations (h)	607	18	37	42	510
Construction Obligations (i)	542	472	70
Pension Benefit Plan Obligations (e)	21	21
Other Obligations	31	25	4	2
Total Contractual Cash Obligations	$4,487	$1,179	$861	$379	$2,068
KU
Long-term Debt (a)	$2,101	$250			$1,851
Interest on Long-term Debt (b)	1,648	75	$149	$155	1,269
Operating Leases (c)	41	9	12	7	13
Coal and Natural Gas Purchase
Obligations (g)	899	392	363	144
Unconditional Power Purchase
Obligations (h)	269	8	16	19	226
Construction Obligations (i)	317	313	4
Pension Benefit Plan Obligations (e)	15	15
Other Obligations	50	34	11	5
Total Contractual Cash Obligations	$5,340	$1,096	$555	$330	$3,359

(a)
Reflects principal maturities based on stated maturity or earlier put dates.  See Note 7 to the Financial Statements for a discussion of the remarketing feature related to the REPS, as well as discussion of variable-rate remarketable bonds issued on behalf of PPL Energy Supply, LG&E and KU.  The Registrants do not have any significant capital lease obligations.

(b)
Assumes interest payments through stated maturity or earlier put dates.  For PPL, PPL Energy Supply, LKE, LG&E and KU the payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and for PPL, payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.

(c)	See Note 9 to the Financial Statements for additional information.
(d)
The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Primarily includes as applicable, the purchase obligations of electricity, coal, nuclear fuel and limestone as well as certain construction expenditures, which are also included in the Capital Expenditures table presented above.  Financial swaps (for PPL and PPL Energy Supply) and open purchase orders that are provided on demand with no firm commitment are excluded from the amounts presented.

(e)
The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2013.  The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit.  The amounts also include contributions made or committed to be made in 2015 for PPL's and LKE's U.S. pension plans (for PPL Energy Supply, PPL Electric, LG&E and KU includes their share of these amounts).  Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required.  See Note 11 to the Financial Statements for a discussion of expected contributions.

(f)
At December 31, 2014, total unrecognized tax benefits of $20 million for PPL and $15 million for PPL Energy Supply were excluded from this table as management cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

(g)	Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 13 to the Financial Statements for additional information.
(h)	Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 13 to the Financial Statements for additional information.
(i)
Represents construction commitments, including commitments for the LG&E's Mill Creek and KU's Ghent and E.W. Brown environmental air projects, LG&E's and KU's Cane Run Unit 7, KU's E.W. Brown landfill and LG&E's Ohio Falls refurbishment which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors at the time.  Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073.  At December 31, 2014, no interest payments were deferred.

(All Registrants except PPL)

From time to time, as determined by their respective Board of Directors or Board of Managers, the Registrants pay dividends or distributions, as applicable, to their respective shareholders or members.  PPL Energy Supply expects to distribute to its member an amount not to exceed $191 million in the first quarter of 2015.  Certain of the credit facilities of PPL Energy Supply, PPL Electric, LKE, LG&E and KU include minimum debt covenant ratios that could effectively restrict the payment of dividends or distributions.  See "Forecasted Sources of Cash" above for information on additional restrictions on PPL Energy Supply's ability to make distributions to its member, PPL.

(All Registrants)

See Note 7 to the Financial Statements for these and other restrictions related to distributions on capital interests for the Registrants and their subsidiaries.

Purchase or Redemption of Debt Securities

The Registrants will continue to evaluate outstanding debt securities and may decide to purchase or redeem these securities depending upon prevailing market conditions and available cash.

Rating Agency Actions

Moody's, S&P and Fitch have periodically reviewed the credit ratings of the debt of the Registrants and their subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.  In January 2015, Fitch withdrew its ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, LKE, LG&E, and KU.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of the Registrants and their subsidiaries are based on information provided by the Registrants and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of the Registrants and their subsidiaries affect their liquidity, access to capital markets and cost of borrowing under their credit facilities.

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2014.

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch

PPL
WPD Ltd.	Baa3	BBB-
WPD (East Midlands)	Baa1	BBB
WPD (West Midlands)	Baa1	BBB
WPD (South Wales)	Baa1	BBB	A-
WPD (South West)	Baa1	BBB	A-				P-2
PPL Capital Funding	Baa3	BBB-	BBB

PPL and PPL Energy Supply
PPL Energy Supply	Ba1	BB	BB

PPL and PPL Electric
PPL Electric				A2	A-	A-	P-2	A-2	F2

PPL and LKE
LKE	Baa2	BBB-	BBB+
LG&E				A1	A-	A+	P-2	A-2	F2
KU				A1	A-	A+	P-2	A-2	F2

A downgrade in the Registrants' or their subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  The Registrants and their subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

In addition to the credit ratings noted above, the rating agencies have taken the following actions related to the Registrants and their subsidiaries.

(PPL)

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for PPL.

In March 2014, Moody's, S&P and Fitch assigned ratings of Baa3, BBB- and BBB, respectively, to PPL Capital Funding's $350 million 3.95% Senior Notes due 2024 and $400 million 5.00% Senior Notes due 2044.  Fitch also assigned a stable outlook to these notes.

In April 2014, Moody's affirmed its ratings with a stable outlook for PPL WEM, WPD (East Midlands), WPD (West Midlands), PPL WW, WPD (South Wales) and WPD (South West).

In April 2014, Fitch affirmed its ratings with a stable outlook for PPL and PPL Capital Funding.

In June 2014, Moody's affirmed its ratings and revised its outlook to positive for PPL and PPL Capital Funding.

In June 2014, S&P affirmed its ratings for PPL, PPL Capital Funding, PPL WEM, WPD (East Midlands), WPD (West Midlands), PPL WW, WPD (South Wales) and WPD (South West) and placed the issuers on CreditWatch with positive implications.

In June 2014, Fitch affirmed its ratings with a stable outlook for PPL and PPL Capital Funding.

In August 2014, Fitch affirmed its ratings and revised its outlook to negative for WPD (South Wales).  Fitch also affirmed its ratings with a stable outlook for PPL WW and WPD (South West).

In October 2014, Fitch affirmed and withdrew its long-term and short-term issuer default ratings for PPL Capital Funding.

In October 2014, Moody's and S&P affirmed their ratings and outlooks for WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West).  In addition, Moody's and S&P have assigned Baa3, P-3, Stable and BBB, A-2, CreditWatch Positive long and short-term issuer ratings to Western Power Distribution Ltd, the new holding company for the four DNOs, following a legal entity restructuring implemented in October 2014.  The issuer ratings of PPL WW and PPL WEM have also been withdrawn.

(PPL and PPL Energy Supply)

In April 2014, Fitch affirmed its ratings with a negative outlook for PPL Energy Supply.

In May 2014, S&P lowered its long-term issuer rating and senior unsecured rating from BBB to BB+ and its commercial paper rating and short-term issuer rating from A-2 to A-3 with a stable outlook for PPL Energy Supply.

In June 2014, Moody's lowered its senior unsecured rating from Baa2 to Ba1 and its commercial paper rating and short-term issuer rating from P-2 to Not Prime with a negative outlook for PPL Energy Supply.  Moody's also assigned a Corporate Family Rating of Ba1, a Probability of Default Rating of Ba1-PD and a Speculative Grade Liquidity rating of SGL-1 to PPL Energy Supply.

In June 2014, S&P lowered its long-term issuer rating and senior unsecured rating from BB+ to BB and its commercial paper rating and short-term issuer rating from A-3 to B for PPL Energy Supply and placed the issuer on CreditWatch with negative implications.

In June 2014, Fitch lowered its long-term issuer default rating and senior unsecured debt rating from BBB- to BB and its commercial paper rating and short-term issuer default rating from F3 to B for PPL Energy Supply and placed the issuer on Rating Watch Negative.

(PPL and PPL Electric)

In January 2014, Moody's upgraded its long-term issuer rating and senior unsecured rating from Baa2 to Baa1 and senior secured rating from A3 to A2, affirmed its commercial paper rating and revised its outlook to stable for PPL Electric.

In April 2014, Fitch affirmed its ratings with a stable outlook for PPL Electric.

In June 2014, S&P affirmed its ratings for PPL Electric and placed the issuer on CreditWatch with positive implications.

In June 2014, Moody's, S&P and Fitch assigned ratings of A2, A- and A-, respectively, to PPL Electric's $300 million 4.125% First Mortgage Bonds due 2044.  Fitch also assigned a stable outlook to these notes.

In December 2014, Fitch upgraded its long-term issuer ratings from BBB to BBB+ for PPL Electric.

(PPL, LKE, LG&E and KU)

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for LKE.

In January 2014, Moody's upgraded its long-term issuer ratings and senior unsecured ratings from Baa1 to A3 and senior secured ratings from A2 to A1, affirmed its commercial paper ratings and revised its outlook to stable for LG&E and KU.

In February 2014, Moody's affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

In April 2014, Fitch affirmed its ratings with a stable outlook for LKE, LG&E and KU.

In June 2014, S&P affirmed its ratings for LKE, LG&E and KU and placed the issuers on CreditWatch with positive implications.

In June 2014, Moody's affirmed its ratings and revised its outlook to positive for LKE.

In June 2014, S&P affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds and placed them on CreditWatch with positive implications.

In September 2014, Moody's affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

In October 2014, S&P affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

In December 2014, S&P confirmed its ratings for LG&E's 2001 Series A Pollution Control Revenue Bonds, LG&E's 2001 Series B (Louisville/Jefferson County Metro Government, Kentucky) Pollution Control Revenue Bonds and LG&E's 2001 Series B (County of Trimble, Kentucky) Pollution Control Revenue Bonds.

In December 2014, Moody's assigned an A1 rating for LG&E's 2001 Series A Pollution Control Revenue Bonds, LG&E's 2001 Series B (Louisville/Jefferson County Metro Government, Kentucky) Pollution Control Revenue Bonds and LG&E's 2001 Series B (County of Trimble, Kentucky) Pollution Control Revenue Bonds.

In December 2014, Moody's downgraded its long-term ratings from Aa1 to Aa2 for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

Ratings Triggers

(PPL)

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's, S&P, or Fitch) or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event for each company.  These notes totaled £3.8 billion (approximately $5.9 billion) nominal value at December 31, 2014.

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, PPL Energy Supply's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 17 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, PPL Energy Supply, LKE and LG&E for derivative contracts in a net liability position at December 31, 2014.

Guarantees for Subsidiaries (PPL and PPL Energy Supply)

PPL and PPL Energy Supply guarantee certain consolidated affiliate financing arrangements.  Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, accelerate maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions.  At this time, PPL and PPL Energy Supply believe that these covenants will not limit access to relevant funding sources.  See Note 13 to the Financial Statements for additional information about guarantees.

Off-Balance Sheet Arrangements (All Registrants)

The Registrants have entered into certain agreements that may contingently require payment to a guaranteed or indemnified party.  See Note 13 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

(All Registrants)

See Notes 1, 16, and 17 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

(PPL, LKE, LG&E, and KU)

LG&E's and KU's retail electric and natural gas rates and municipal wholesale electric rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 17 to the Financial Statements for additional information.

(PPL and PPL Electric)

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

(PPL and PPL Energy Supply)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 17 to the Financial Statements for additional information.

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

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts at December 31.  See Notes 16 and 17 to the Financial Statements for additional information.

	Gains (Losses)
	2014	2013

Fair value of contracts outstanding at the beginning of the period	$107	$473
Contracts realized or otherwise settled during the period	328	(452)
Fair value of new contracts entered into during the period (a)	(12)	58
Other changes in fair value	(370)	28
Fair value of contracts outstanding at the end of the period	$53	$107

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at December 31, 2014 based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$12	$(32)	$10		$(10)
Prices based on significant unobservable inputs (Level 3)	46	16	1		63
Fair value of contracts outstanding at the end of the period	$58	$(16)	$11		$53

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2020.  The following table sets forth changes in the net fair value of trading commodity derivative contracts at December 31.  See Notes 16 and 17 to the Financial Statements for additional information.

	Gains (Losses)
	2014	2013

Fair value of contracts outstanding at the beginning of the period	$11	$29
Contracts realized or otherwise settled during the period	(60)	(13)
Fair value of new contracts entered into during the period (a)	5	3
Other changes in fair value	92	(8)
Fair value of contracts outstanding at the end of the period	$48	$11

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at December 31, 2014 based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments (Level 1)	$1				$1
Prices based on significant observable inputs (Level 2)	(10)	$11	$(2)		(1)
Prices based on significant unobservable inputs (Level 3)	6	14	17	$11	48
Fair value of contracts outstanding at the end of the period	$(3)	$25	$15	$11	$48

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for 2014 was as follows.

	Trading	Non-Trading
95% Confidence Level, Five-Day Holding Period
Period End	$4	$7
Average for the Period	7	10
High	10	15
Low	4	5

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at December 31, 2014.

Interest Rate Risk (All Registrants)

The Registrants and their subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  The Registrants and their subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolios due to changes in the absolute level of interest rates.

The following interest rate hedges were outstanding at December 31.

	2014				2013
			Effect of a				Effect of a
		Fair Value,	10% Adverse	Maturities		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Ranging	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)	Through	Hedged	(Liability) (a)	in Rates (b)
PPL
Cash flow hedges
Interest rate swaps (c)	$1,600	$(108)	$(59)	2045	$1,325	$91	$(44)
Cross-currency swaps (d)	1,262	27	(165)	2028	1,262	(31)	(177)
Economic hedges
Interest rate swaps (e)	179	(49)	(3)	2033	179	(37)	(4)
LKE
Cash flow hedges
Interest rate swaps (c)	1,000	(66)	(44)	2045
Economic hedges
Interest rate swaps (e)	179	(49)	(3)	2033	179	(37)	(4)
LG&E
Cash flow hedges
Interest rate swaps (c)	500	(33)	(22)	2045
Economic hedges
Interest rate swaps (e)	179	(49)	(3)	2033	179	(37)	(4)
KU
Cash flow hedges
Interest rate swaps (c)	500	(33)	(22)	2045

(a)	Includes accrued interest, if applicable.
(b)
Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.  Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.

(c)
Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.

(d)
Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes.  Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.

(e)
Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios.  The estimated impact of a 10% adverse movement in interest rates at December 31 is shown below.

		PPL Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

2014
Increase in interest	Not	Not	Not	Not	Not	Not
expense	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value
of debt	$707	$46	$132	$138	$44	$82

2013
Increase in interest	Not	Not	Not	Not	Not	Not
expense	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value
of debt	$732	$48	$120	$146	$45	$85

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

The following foreign currency hedges were outstanding at December 31.

	2014				2013
			Effect of a 10%				Effect of a 10%
		Fair Value,	Adverse Movement	Maturities		Fair Value,	Adverse Movement
	Exposure	Net - Asset	in Foreign Currency	Ranging	Exposure	Net - Asset	in Foreign Currency
	Hedged	(Liability)	Exchange Rates (a)	Through	Hedged	(Liability)	Exchange Rates (a)

Net investment
hedges (b)	£217	$17	$(34)	2016	£301	$(20)	$(49)
Economic
hedges (c)	1,368	111	(193)	2016	1,425	(86)	(222)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding exclude the amount of intercompany loans classified as net investment hedges.  See Note 17 to the Financial Statements for additional information.

(c)	To economically hedge the translation of expected earnings denominated in GBP to U.S. dollars.

NDT Funds - Securities Price Risk (PPL and PPL Energy Supply)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At December 31, 2014, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheets.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2014, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $73 million reduction in the fair value of the trust assets, compared with $66 million at December 31, 2013.  See Notes 16 and 20 to the Financial Statements for additional information regarding the NDT funds.

(All Registrants)

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that the Registrants would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  The Registrants maintain credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, the Registrants, as applicable, have concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies.  These concentrations may impact the Registrants' overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

(PPL and PPL Energy Supply)

PPL Energy Supply includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase in a higher-priced market.  When necessary, PPL Energy Supply records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL Energy Supply has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.

(PPL and PPL Electric)

In 2013, the PUC approved PPL Electric's PLR procurement plan for the period of June 2013 through May 2015.  To date, PPL Electric has conducted all of its planned competitive solicitations.  In 2014, PPL Electric filed a request with the PUC for approval of PPL Electric's PLR procurement plan for the period of June 2015 through May 2017, which was approved in January 2015.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2014, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  A small portion of bidders were required to post an insignificant amount of collateral under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Notes 13, 14, 16 and 17 to the Financial Statements for additional information on the competitive solicitation process, the Agreement, credit concentration and credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  In 2014, changes in this exchange rate resulted in a foreign currency translation loss of $290 million, which primarily reflected a $680 million decrease to PP&E and goodwill offset by a decrease of $390 million to net liabilities.  In 2013, changes in this exchange rate resulted in a foreign currency translation gain of $150 million, which primarily reflected a $330 million increase to PP&E and goodwill offset by an increase of $180 million to net liabilities.  In 2012, changes in this exchange rate resulted in a foreign currency translation gain of $99 million, which primarily reflected a $181 million increase to PP&E offset by an increase of $82 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

(All Registrants)

Related Party Transactions

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants.  See Note 14 to the Financial Statements for additional information on related party transactions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on significant activities.

(PPL and PPL Energy Supply)

See Note 8 to the Financial Statements for information on the anticipated spinoff of PPL Energy Supply and the completed Montana hydro sale.

Environmental Matters

(All Registrants except PPL Electric)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services.

The following is a discussion of the more significant environmental matters.  See Note 13 to the Financial Statements and "Item 1. Business - Environmental Matters" for additional information on environmental matters.

Climate Change
Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage, as applicable, to the Registrants' generation assets, electricity transmission and delivery systems, as well as impacts on the Registrants' customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL, PPL Energy Supply, LKE, LG&E and KU have hydroelectric generating facilities or where river water is used to cool their fossil and nuclear (as applicable) powered generators.  The Registrants cannot currently predict whether their businesses will experience these potential risks or estimate the cost of their related consequences.

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards.  Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change.  Requirements related to this could affect the Registrants and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements.  As further described below, the EPA has proposed rules pursuant to this directive, which it expects to finalize in the second or third quarter of 2015.  The EPA has also announced that it will be developing a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan.  The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton for 2015 may also lead to more costly regulatory requirements.

In January 2014, the EPA issued a revised proposal to regulate carbon dioxide emissions from new power plants.  The proposed limits for coal-fired plants can only be achieved through carbon capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal-fired plants.  The proposed standards for new gas-fired plants may also not be continuously achievable.  The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

The EPA has also issued a proposed regulation addressing carbon dioxide emissions from existing power plants.  The existing plant proposal contains stringent, state-specific rate-based reduction goals to be achieved in two phases (2020-2029 and 2030 and beyond).  The regulation of carbon dioxide emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

Waters of the United States
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers published a proposed rule that could greatly expand the Clean Water Act definition of Waters of the United States.  If the definition is expanded as proposed, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant.  The EPA plans to make certain changes to the proposed regulation based on comments received.  The U.S. House and Senate are considering legislation to block this regulation.  Until a final rule is issued, the Registrants cannot predict the outcome of the pending rulemaking.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under the RCRA.  On December 19, 2014, the EPA issued its pre-publication version of the rule regulating coal combustion residuals (CCRs), imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and are not closed.  Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs with some restrictions.  The CCR rule will become effective six months after publication in the Federal Register with publication expected in early 2015.  PPL expects that its plants using surface impoundments for management and disposal of CCRs or the past management of CCRs and continued use to manage waste waters will be most impacted by this rule.  The rule's specific closure requirements for CCR impoundments and landfills may require increases to AROs for these facilities at the Registrants' coal-fired plants.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict how this rule will impact their facilities, but the financial and operational impact could be significant.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed.  The proposal contains several alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants.  The final regulation is expected to be issued by the third or fourth quarter of 2015.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could vary significantly from the current capital expenditures projections as discussed in "Capital Expenditures" above and costs could be imposed ahead of federal timelines.

Clean Water Act 316(b)
The EPA's final 316(b) rule for existing facilities became effective on October 14, 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to interpret the rule.  The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment).  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs.  Once-through systems would likely require additional technology to comply with the rule.  Mill Creek Unit 1 and Brunner Island (all units) are the only units expected to be impacted.  PPL, PPL Energy Supply, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

MATS
In February 2012, the EPA finalized the MATS rule requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014.  On November 25, 2014, the U.S. Supreme Court granted a petition for review of the rule.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants.  PPL, PPL Energy Supply, LKE, LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls at PPL Energy Supply and approved ECR plans to install additional controls at some of LG&E's and KU's Kentucky plants.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  PPL Energy Supply is retrofitting the scrubbers at its Colstrip, Montana plant, the cost of which is not expected to be significant.  PPL Energy Supply will suspend operations at the Corette plant by April 2015 and the plant is expected to be retired in August 2015 due to expected market conditions and costs to comply with the MATS requirements.  The Corette plant asset group was determined to be impaired in December 2013.  See "Application of Critical Accounting Policies - Asset Impairment (Excluding Investments)" for additional information.

LG&E's and KU's anticipated retirements of generating units at the Cane Run and Green River plants in 2015 and 2016 are in response to MATS and other environmental regulations.  The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E or KU.

CSAPR
The EPA's CSAPR addresses the interstate transport of fine particulates and ozone.  In accordance with an October 2014 U.S. Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases:  Phase 1 in 2015 and Phase 2 in 2017.  Sulfur dioxide emissions are subject to an annual trading program and nitrogen oxide emissions are subject to annual and ozone season programs.  Oral arguments pertaining to outstanding challenges to the EPA's CSAPR will be heard before the D.C. Circuit Court on February 25, 2015.

Although PPL, PPL Energy Supply, LKE, LG&E and KU do not anticipate incurring significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  To date, the focus of regional haze regulation has been on the western U.S.  As for the eastern U.S., the EPA determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides.  However, the EPA's determination is being challenged by environmental groups and others.

LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a regional haze impact.  These reductions are required in the regional haze state implementation plan that the Kentucky Division for Air Quality submitted to the EPA.  LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA finalized a Federal Implementation Plan (FIP) of the Regional Haze Rules in September 2012, with stricter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and stricter emission limits for the Corette plant (which are not based on additional controls).  The cost of the additional controls for Colstrip Units 1 & 2 could be significant.  PPL Energy Supply is meeting the stricter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit and litigation is ongoing.

National Ambient Air Quality Standards
In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP is finalizing a rule requiring nitrogen oxide reductions for fossil-fueled plants.  The PADEP is expected to finalize this rule in early 2015.  The EPA proposed to further strengthen the ozone standard in November 2014, which could lead to further nitrogen oxide reductions, particularly for PPL, PPL Energy Supply, LKE, LG&E, and KU fossil-fueled plants within the OTR.  The EPA is under court order to finalize the standard by October 1, 2015.  States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment.  The EPA recently sent a policy memo to state agencies to facilitate the development of these plans, including modeling data showing which states are contributing.  The implementation of such plans could have an impact on the structure and stringency of CSAPR Phase 2 reductions (discussed above).

In 2010, the EPA finalized a new, more stringent ambient air standard for sulfur dioxide and required states to identify areas that meet the standard and areas that are in "non-attainment".  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky and part of Yellowstone County in Montana.  Attainment is due for both areas by 2018.  States are working to finalize designations for other areas and in April 2014, the EPA proposed timeframes for completing these designations.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CSAPR, the MATS, or the Regional Haze Rules (as discussed above), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment is not expected to be significant, as the plant's operations will be suspended by April 2015 and the plant is expected to be retired in August 2015.  In addition, MDEQ recently submitted a request to the EPA for a determination that this area is in attainment. If the EPA agrees with this request, then the deadlines associated with non-attainment would be suspended.

In December 2012, the EPA finalized a new, more stringent, annual National Ambient Air Quality Standard for fine particulates.  The rules were challenged by the D.C. Circuit Court and upheld in May 2014.  Final designations for the 2012 particulate standard were published in January 2015 identifying non-attainment areas in Pennsylvania and Kentucky.  PPL Energy Supply plants in Pennsylvania are not expected to be required to make further reductions towards achieving attainment.  In Kentucky, mitigation in Jefferson County is expected to be supported by projects already underway at Cane Run and Mill Creek and in Northern Kentucky by projects at Ghent and Trimble County.  States have until 2021 to achieve attainment in non-attainment areas.

(All Registrants)

Competition

See "Competition" under each of PPL's reportable segments in "Item 1. Business - General - Segment Information" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting the Registrants.

New Accounting Guidance

See Notes 1 and 22 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  Senior management has reviewed with PPL's Audit Committee these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them.

Price Risk Management (All Registrants except PPL Electric)

See "Price Risk Management" in Note 1 to the Financial Statements, as well as "Risk Management" above.

Defined Benefits

(All Registrants)

Certain of the Registrants' subsidiaries sponsor or participate in, as applicable, various qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans.  These plans are applicable to the majority of the Registrants' employees (based on eligibility for their applicable plans).  The Registrants and certain of their subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 11 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

PPL Energy
Plan Sponsor	PPL	Supply	PPL Electric	LKE	LG&E	KU

PPL Services	S	P	P
WPD (a)	S
PPL Montana		S
LKE				S	P	P
LG&E					S

(a)	Does not sponsor or participate in other postretirement benefits plans.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets.  When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle.  Annual net periodic defined benefit costs are recorded in current earnings based on estimated results.  Any differences between actual and estimated results are recorded in AOCI, or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities, for amounts that are expected to be recovered through regulated customer rates.  These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods.  The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

•
Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets that will be earned over the life of the plan.  These projected returns reduce the net benefit costs the Registrants record currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In addition to the economic assumptions above that are evaluated annually, Management must also make assumptions regarding the life expectancy of employees covered under their defined benefit pension and other postretirement benefit plans.  At December 31, 2014, the plan sponsors adopted the new mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all U.S. defined benefit pension and other postretirement benefit plans.  In addition, plan sponsors updated the basis for estimating projected mortality improvements and selected the IRS BB-2D two-dimensional improvement scale on a generational basis for all U.S. defined benefit pension and other postretirement benefit plans.  These new mortality assumptions reflect the recognition of both improved life expectancies and the expectation of continuing improvements in life expectancies.  The use of the new base tables and improvement scale resulted in an increase to U.S. defined benefit pension and other postretirement benefit obligations, an increase to future expense and a decrease to funded status.

For the year ended December 31, 2014, PPL's U.S. defined benefit pension and other postretirement benefit plans incurred actuarial losses of $621 million primarily due to the decrease in discount rates and updated mortality assumptions partially offset by asset gains in excess of assumed rates of return.

(PPL)

In selecting the discount rate for its U.K. pension plans, WPD starts with a cash flow analysis of the expected benefit payment stream for its plans.  These plan-specific cash flows are matched against a spot-rate yield curve to determine the assumed discount rate, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  From this base, those bonds with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  An individual bond matching approach, which is used for the U.S. pension plans as discussed below, is not used for the U.K. pension plans because the universe of bonds in the U.K. is not deep enough to adequately support such an approach.

(All Registrants)

In selecting the discount rates for U.S. defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.

To determine the expected return on plan assets, plan sponsors project the long-term rates of return on plan assets using a best-estimate of expected returns, volatilities and correlations for each asset class.  Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

In selecting a rate of compensation increase, plan sponsors consider past experience in light of movements in inflation rates.

The following table provides the weighted-average assumptions used for discount rate, expected return on plan assets and rate of compensation increase at December 31.

Assumption / Registrant	2014	2013
Discount rate
Pension - PPL (U.S.)	4.25%	5.12%
Pension - PPL (U.K.)	3.85%	4.41%
Pension - PPL Energy Supply	4.28%	5.18%
Pension - LKE	4.25%	5.18%
Pension - LG&E	4.20%	5.13%
Other Postretirement - PPL	4.08%	4.91%
Other Postretirement - PPL Energy Supply	3.81%	4.51%
Other Postretirement - LKE	4.06%	4.91%

Expected return on plan assets
Pension - PPL (U.S.)	7.00%	7.00%
Pension - PPL (U.K.)	7.19%	7.19%
Pension - PPL Energy Supply	7.00%	7.00%
Pension - LKE	7.00%	7.00%
Pension - LG&E	7.00%	7.00%
Other Postretirement - PPL	6.06%	5.96%
Other Postretirement - LKE	6.85%	6.75%

Rate of compensation increase
Pension - PPL (U.S.)	3.92%	3.97%
Pension - PPL (U.K.)	4.00%	4.00%
Pension - PPL Energy Supply	4.03%	3.94%
Pension - LKE	3.50%	4.00%
Other Postretirement - PPL	3.86%	3.96%
Other Postretirement - PPL Energy Supply	4.03%	3.94%
Other Postretirement - LKE	3.50%	4.00%

In selecting health care cost trend rates, plan sponsors consider past performance and forecasts of health care costs.  At December 31, 2014, the health care cost trend rates for all plans were 7.2% for 2015, gradually declining to an ultimate trend rate of 5.0% in 2020.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities.  At December 31, 2014, the defined benefit plans were recorded in the Registrants' financial statements as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Balance Sheet:
Regulatory assets/liabilities	$704		$372	$332	$215	$117
Pension liabilities	1,766	$299	212	307	57	59
Other postretirement
benefit liabilities	242	44	40	152	85	52
AOCI (pre-tax)	(3,133)	(496)		73

Statement of Income:
Defined benefits costs	$88	$42	$14	$24	$9	$5
Increase (decrease) from
prior year	(81)	(9)	(7)	(16)	(9)	(6)

The following tables reflect changes in certain assumptions based on the Registrants' primary defined benefit plans.  The tables reflect either an increase or decrease in each assumption.  The inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

Actuarial assumption

Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

	Increase (Decrease)
	Defined Benefit		Regulatory	Defined Benefit
Actuarial assumption	Liabilities	AOCI (pre-tax)	Assets/Liabilities	Costs
PPL
Discount rate	$548	$(459)	$89	$36
Expected return on plan assets	n/a	n/a	n/a	29
Rate of compensation increase	76	(64)	12	13
Health care cost trend rate (a)	5	(1)	4	1

PPL Energy Supply
Discount rate	64	(64)		4
Expected return on plan assets	n/a	n/a	n/a	4
Rate of compensation increase	9	(9)		2

PPL Electric
Discount rate	50		50	3
Expected return on plan assets	n/a		n/a	3
Rate of compensation increase	7		7	1

LKE
Discount rates	63	(24)	39	3
Expected return on plan assets	n/a	n/a	n/a	3
Rate of compensation increase	11	(6)	5	1
Health care cost trend rate (a)	4	(1)	4

	Increase (Decrease)
	Defined Benefit		Regulatory	Defined Benefit
	Liabilities	AOCI (pre-tax)	Assets/Liabilities	Costs
LG&E
Discount rates	21	n/a	21	2
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	2	n/a	2
Health care cost trend rate (a)	1	n/a	1

KU
Discount rates	18	n/a	18	1
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	3	n/a	3
Health care cost trend rate (a)	3	n/a	3

(a)	Only impacts other postretirement benefits.

Asset Impairment (Excluding Investments)

(All Registrants except PPL Electric)

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

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows, including the useful lives of the assets, the forward prices for revenue and fuel components in the markets where the assets are utilized, the amount of capital and operations and maintenance spending and management's intended use of the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including an assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in materially different results than those identified and recorded in the financial statements.

(PPL and PPL Energy Supply)

In September 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place the Corette coal-fired plant in Montana in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with MATS requirements.  PPL Energy Supply had been monitoring the plant for potential impairment since this announcement and until the fourth quarter of 2013, no impairment was indicated as various price scenarios allowed for recovery of the asset.  During the fourth quarter of 2013, in connection with the completion of its annual business planning process, management updated its fundamental view for long-term power and gas prices.  Based upon this fundamental view, management altered its expectations regarding the probability that the Corette plant would operate subsequent to its initially being placed in long-term reserve status.  As a result, based on an undiscounted cash flow analysis, the carrying amount for Corette was determined to no longer be recoverable.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows to assess the fair value of the Corette asset group.  Assumptions used in the fair value assessment were forward energy prices, expectations for demand for energy in Corette's market and expected operation and maintenance and capital expenditures that were consistent with assumptions used in the business planning process.  Through this analysis, PPL Energy Supply determined the fair value of the asset group to be negligible.  This resulted in PPL and PPL Energy Supply recording an impairment charge of $65 million, or $39 million after-tax for the Corette plant and related excess emission allowances.  PPL Energy Supply now expects to retire the Corette plant in August 2015.

PPL Montana held a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to PPL Montana was $18 million.  As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows (a PPL proprietary model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the PPL proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, PPL Energy Supply determined the fair value of the Kerr Dam Project to be $29 million at March 31, 2014, resulting in PPL and PPL Energy Supply recording an impairment charge of $18 million, or $10 million after-tax. The Kerr Dam Project was included in the sale of the Montana Hydroelectric facilities and the assets were removed from the Balance Sheet.

The depressed levels of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models, has put pressure on the recoverability assessment of PPL Energy Supply's investment in its Pennsylvania coal-fired generation assets.  In the fourth quarter of 2013, after updating its fundamental pricing models in conjunction with the annual business planning process, management tested the Brunner Island and Montour plants for impairment and concluded neither plant was impaired as of December 31, 2013.  The recoverability assessment is very sensitive to forward energy and capacity price assumptions, as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  There were no events or changes in circumstances that indicated a recoverability assessment was required to be performed in 2014.  The carrying value of the Pennsylvania coal-fired generation assets tested was $2.6 billion as of December 31, 2014 ($1.4 billion for Brunner Island and $1.2 billion for Montour).

See Note 13 to the Financial Statements for additional information on MATS and other environmental requirements for coal-fired generation plants.

(All Registrants, except PPL Electric)

For a long-lived asset classified as held for sale, an impairment exists when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying amount to its fair value less cost to sell.  A gain is recognized in future periods for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized.

For determining fair value, quoted market prices in active markets are the best evidence.  However, when market prices are unavailable, PPL, PPL Energy Supply, LKE, LG&E and KU consider all valuation techniques appropriate under the circumstances and for which market participant inputs can be obtained.  Generally discounted cash flows are used to estimate fair value, which incorporates market participant inputs when available.  Discounted cash flows are calculated by estimating future cash flow streams and determining the present value of the cash flow streams using risk adjusted discount rates.

Goodwill is tested for impairment at the reporting unit level.  PPL has determined its reporting units to be at the same level as its reportable segments.  PPL Energy Supply, LKE, LG&E and KU each operate within a single reportable segment and single reporting unit.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

PPL, PPL Energy Supply, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, PPL, PPL Energy Supply, LKE, LG&E and KU determine whether a potential impairment exists by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

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

PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill in the fourth quarter of 2014.  These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2012, and the relevant events and circumstances that occurred since those tests were performed including:

•	current year financial performance versus the prior year,
•	changes in planned capital expenditures,
•	the consistency of forecasted free cash flows,
•	earnings quality and sustainability,
•	changes in market participant discount rates,
•	changes in long-term growth rates,
•	changes in PPL's market capitalization, and
•	the overall economic and regulatory environments in which these regulated entities operate.

Based on the overall favorable results of these evaluations, management did not conclude it was more likely than not that the fair value of these reporting units were less than their carrying values.  As such, the two-step quantitative impairment test was not performed.

PPL (for its Supply segment) and PPL Energy Supply elected to bypass step zero.  Therefore, the goodwill for these reporting units was tested for impairment using the quantitative test in the fourth quarter of 2014, and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting units.  A decrease in the forecasted cash flows of 10%, an increase in the discount rate by 0.25%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for these reporting units.

Loss Accruals (All Registrants)

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

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by management.  Internal expertise and outside experts (such as lawyers and engineers) are consulted, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

For PPL, see Note 6 to the Financial Statements for a discussion of the Ofgem Review of Line Loss Calculation, including the $65 million increase to this liability recorded in 2014.

Certain other events have been identified that could give rise to a loss, but that do not meet the conditions for accrual.  Such events are disclosed, but not recorded, when it is "reasonably possible" that a loss has been incurred.  Accounting guidance defines "reasonably possible" as cases in which "the future event or events occurring is more than remote, but less than likely to occur."

When an estimated loss is accrued, the triggering events for subsequently adjusting the loss accrual are identified, where applicable.  The triggering events generally occur when new information becomes known, the contingency has been resolved and the actual loss is settled or written off, or when the risk of loss has diminished or been eliminated.  The following are some of the triggering events that provide for the adjustment of certain recorded loss accruals:

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

•	Actions or decisions by certain regulators could result in a better estimate of a previously recorded loss accrual.

Loss accruals are reviewed on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, business unit management and other parties.

See Notes 6 and 13 to the Financial Statements for disclosure of loss contingencies accrued and other potential loss contingencies that have not met the criteria for accrual.

Asset Retirement Obligations

(All Registrants except PPL Electric)

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the statement of income, for changes in the obligation due to the passage of time.

(PPL, LKE, LG&E and KU)

In the case of LG&E and KU, because costs of removal are collected in rates, the depreciation and accretion expenses related to an ARO are recorded as a regulatory asset, such that there is no earnings impact.

(All Registrants except PPL Electric)

See Note 19 to the Financial Statements for additional information on AROs.

In determining AROs, management must make significant judgments and estimates to calculate fair value.  Fair value is developed using an expected present value technique based on assumptions of market participants that considers estimated retirement costs in current period dollars that are inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred.  Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.  Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset.

At December 31, 2014, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total
	ARO	Amount
	Recorded	Recorded	% of Total	Description

				Nuclear decommissioning, ash ponds,
PPL	$761	$587	77	landfills and natural gas mains
PPL Energy Supply	425	369	87	Nuclear decommissioning
LKE	285	218	76	Ash ponds, landfills and natural gas mains
LG&E	74	46	62	Ash ponds, landfills and natural gas mains
KU	211	172	82	Ash ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including the settlement dates and the timing of cash flows), the discount rates and the inflation rates.  At December 31, 2014, a 10% change to retirement cost, a 0.25% decrease in the discount rate or a 0.25% increase in the inflation rate would not have a significant impact on the ARO liabilities of the Registrants.  For PPL and PPL Energy Supply, there would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.  As noted above, these factors do not impact the Statements of Income of LKE, LG&E and KU.

Income Taxes (All Registrants)

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

On a quarterly basis, uncertain tax positions are reassessed by considering information known as of the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2014, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by as much as the following.

	Increase	Decrease

PPL		$20
PPL Energy Supply		15

These potential changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the timing and utilization of tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.  In addition, for PPL, this change could also relate to the creditability of foreign taxes and the timing and utilization of foreign tax credits.  For PPL Electric, LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

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

See Note 5 to the Financial Statements for income tax disclosures, including management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested.  Based on this conclusion, PPL Global does not record U.S. income taxes on WPD's undistributed earnings.

Regulatory Assets and Liabilities

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem.  WPD's electricity distribution revenues are set every five years (changing to every eight years beginning on April 1, 2015) through price controls that are not directly based on cost recovery.  Therefore, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

(All Registrants except PPL Energy Supply)

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

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation.  Based on this continual assessment, management believes the existing regulatory assets are probable of recovery.  This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future.  If future recovery of costs ceases to be probable, the regulatory asset would be written-off.  Additionally, the regulatory agencies can provide flexibility in the manner and timing of recovery of regulatory assets.

At December 31, 2014, regulatory assets and regulatory liabilities were recorded as reflected in the table below.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

		PPL
	PPL	Electric	LKE	LG&E	KU

Regulatory assets	$1,599	$909	$690	$418	$272
Regulatory liabilities	1,083	94	989	468	521

See Note 6 to the Financial Statements for additional information on regulatory assets and liabilities.

Revenue Recognition - Unbilled Revenue (PPL Electric, LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers.  Because customers are billed on cycles which vary based on the timing of the actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period.  Such unbilled revenue amounts reflect estimates of the deliveries to customers since the date of the last reading of their meters.  The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data and where applicable, the impact of weather normalization or other regulatory provisions of rate structures.  At December 31, unbilled revenues recorded on the Balance Sheets were as follows.

	2014	2013

PPL Electric	$113	$116
LKE	167	180
LG&E	76	85
KU	91	95

Other Information (All Registrants)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Reference is made to "Risk Management" for the Registrants in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PPL Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PPL Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 23, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Managers and Sole Member of PPL Energy Supply, LLC

We have audited the accompanying consolidated balance sheets of PPL Energy Supply, LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member of LG&E and KU Energy LLC

We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LG&E and KU Energy LLC and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Louisville Gas and Electric Company

We have audited the accompanying balance sheets of Louisville Gas and Electric Company as of December 31, 2014 and 2013, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisville Gas and Electric Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Kentucky Utilities Company

We have audited the accompanying balance sheets of Kentucky Utilities Company as of December 31, 2014 and 2013, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 23, 2015

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2014	2013	2012
Operating Revenues
Utility	$7,782	$7,201	$6,808
Unregulated wholesale energy	1,808	2,909	3,976
Unregulated retail energy	1,239	1,023	840
Energy-related businesses	670	588	508
Total Operating Revenues	11,499	11,721	12,132

Operating Expenses
Operation
Fuel	2,161	1,944	1,837
Energy purchases	1,041	1,967	2,555
Other operation and maintenance	2,803	2,779	2,791
Loss on lease termination (Note 8)		697
Depreciation	1,220	1,142	1,087
Taxes, other than income	374	351	352
Energy-related businesses	628	563	484
Total Operating Expenses	8,227	9,443	9,106

Operating Income	3,272	2,278	3,026

Other Income (Expense) - net	118	(23)	(39)

Other-Than-Temporary Impairments	2	1	27

Interest Expense	1,024	994	951

Income from Continuing Operations Before Income Taxes	2,364	1,260	2,009

Income Taxes	781	163	518

Income from Continuing Operations After Income Taxes	1,583	1,097	1,491

Income (Loss) from Discontinued Operations (net of income taxes)	154	34	40

Net Income	1,737	1,131	1,531

Net Income Attributable to Noncontrolling Interests		1	5

Net Income Attributable to PPL Shareowners	$1,737	$1,130	$1,526

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$1,583	$1,096	$1,486
Income (Loss) from Discontinued Operations (net of income taxes)	154	34	40
Net Income	$1,737	$1,130	$1,526

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$2.41	$1.79	$2.55
Diluted	$2.38	$1.71	$2.54
Net Income Available to PPL Common Shareowners:
Basic	$2.64	$1.85	$2.61
Diluted	$2.61	$1.76	$2.60

Dividends Declared Per Share of Common Stock	$1.49	$1.47	$1.44

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	653,504	608,983	580,276
Diluted	665,973	663,073	581,626

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2014	2013	2012

Net income	$1,737	$1,131	$1,531

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($8), $4, $2	(275)	138	94
Available-for-sale securities, net of tax of ($39), ($72), ($31)	35	67	29
Qualifying derivatives, net of tax of $23, ($41), ($32)	(10)	45	39
Equity investees' other comprehensive income (loss), net of tax of $0, $0, ($1)			2
Defined benefit plans:
Prior service costs, net of tax of ($4), ($1), $0	5	2	1
Net actuarial gain (loss), net of tax of $225, ($73), $343	(509)	71	(965)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $7, $4, $1	(6)	(6)	(7)
Qualifying derivatives, net of tax of $23, $80, $278	(64)	(83)	(434)
Defined benefit plans:
Prior service costs, net of tax of ($3), ($4), ($5)	4	6	10
Net actuarial loss, net of tax of ($34), ($49), ($29)	111	135	79
Total other comprehensive income (loss) attributable to PPL Shareowners	(709)	375	(1,152)

Comprehensive income (loss)	1,028	1,506	379
Comprehensive income attributable to noncontrolling interests		1	5

Comprehensive income (loss) attributable to PPL Shareowners	$1,028	$1,505	$374

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$1,737	$1,131	$1,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,237	1,161	1,100
Amortization	228	222	186
Defined benefit plans - expense	90	176	166
Deferred income taxes and investment tax credits	640	72	424
Unrealized (gains) losses on derivatives, and other hedging activities	(175)	236	27
Pre-tax gain from the sale of the Montana hydroelectric generation business (Note 8)	(246)
Loss on lease termination (Note 8)		426
Adjustment to WPD line loss accrual	65	45	(90)
Stock compensation expense	64	51	49
Other	57	49	31
Change in current assets and current liabilities
Accounts receivable	(83)	(165)	7
Accounts payable	(4)	25	(29)
Unbilled revenues	90	27	(19)
Fuel, materials and supplies	(134)	(27)	(18)
Counterparty collateral	(17)	(81)	(34)
Taxes payable	158	20	24
Uncertain tax positions		(114)	(4)
Other	80	(35)	55
Other operating activities
Defined benefit plans - funding	(419)	(563)	(607)
Other assets	12	7	(33)
Other liabilities	23	194	(2)
Net cash provided by (used in) operating activities	3,403	2,857	2,764
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(4,090)	(4,212)	(3,105)
Expenditures for intangible assets	(95)	(95)	(71)
Proceeds from the sale of Montana hydroelectric generation business (Note 8)	900
Ironwood Acquisition, net of cash acquired			(84)
Purchases of nuclear plant decommissioning trust investments	(170)	(159)	(154)
Proceeds from the sale of nuclear plant decommissioning trust investments	154	144	139
Proceeds from the receipt of grants	164	4	4
Purchases of other investments	(120)
Net (increase) decrease in restricted cash and cash equivalents	(89)	(20)	96
Other investing activities	17	43	52
Net cash provided by (used in) investing activities	(3,329)	(4,295)	(3,123)
Cash Flows from Financing Activities
Issuance of long-term debt	296	2,038	1,223
Retirement of long-term debt	(546)	(747)	(108)
Repurchase of common stock		(74)
Issuance of common stock	1,074	1,411	72
Payment of common stock dividends	(967)	(878)	(833)
Redemption of preference stock of a subsidiary			(250)
Debt issuance and credit facility costs	(22)	(49)	(17)
Contract adjustment payments on Equity Units	(22)	(82)	(94)
Net increase (decrease) in short-term debt	777	49	74
Other financing activities	(7)	(37)	(19)
Net cash provided by (used in) financing activities	583	1,631	48
Effect of Exchange Rates on Cash and Cash Equivalents	(8)	8	10
Net Increase (Decrease) in Cash and Cash Equivalents	649	201	(301)
Cash and Cash Equivalents at Beginning of Period	1,102	901	1,202
Cash and Cash Equivalents at End of Period	$1,751	$1,102	$901

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$959	$916	$847
Income taxes - net	$190	$128	$73

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$1,751	$1,102
Short-term investments	120
Restricted cash and cash equivalents	180	83
Accounts receivable (less reserve: 2014, $46; 2013, $64)
Customer	923	923
Other	171	97
Unbilled revenues	735	835
Fuel, materials and supplies	836	702
Prepayments	87	153
Deferred income taxes	129	246
Price risk management assets	1,158	942
Regulatory assets	37	33
Other current assets	32	37
Total Current Assets	6,159	5,153

Investments
Nuclear plant decommissioning trust funds	950	864
Other investments	35	43
Total Investments	985	907

Property, Plant and Equipment
Regulated utility plant	30,568	27,755
Less: accumulated depreciation - regulated utility plant	5,361	4,873
Regulated utility plant, net	25,207	22,882
Non-regulated property, plant and equipment
Generation	11,310	11,881
Nuclear fuel	624	591
Other	885	834
Less: accumulated depreciation - non-regulated property, plant and equipment	6,404	6,172
Non-regulated property, plant and equipment, net	6,415	7,134
Construction work in progress	2,975	3,071
Property, Plant and Equipment, net	34,597	33,087

Other Noncurrent Assets
Regulatory assets	1,562	1,246
Goodwill	4,005	4,225
Other intangibles	925	947
Price risk management assets	319	337
Other noncurrent assets	312	357
Total Other Noncurrent Assets	7,123	7,112

Total Assets	$48,864	$46,259

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$1,466	$701
Long-term debt due within one year	1,535	315
Accounts payable	1,356	1,308
Taxes	230	114
Interest	314	325
Dividends	249	232
Price risk management liabilities	1,126	829
Regulatory liabilities	91	90
Other current liabilities	1,076	998
Total Current Liabilities	7,443	4,912

Long-term Debt	18,856	20,592

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,450	3,928
Investment tax credits	159	342
Price risk management liabilities	252	415
Accrued pension obligations	1,756	1,286
Asset retirement obligations	739	687
Regulatory liabilities	992	1,048
Other deferred credits and noncurrent liabilities	589	583
Total Deferred Credits and Other Noncurrent Liabilities	8,937	8,289

Commitments and Contingent Liabilities (Notes 5, 6 and 13)

Equity
Common stock - $0.01 par value (a)	7	6
Additional paid-in capital	9,433	8,316
Earnings reinvested	6,462	5,709
Accumulated other comprehensive loss	(2,274)	(1,565)
Total Equity	13,628	12,466

Total Liabilities and Equity	$48,864	$46,259

(a)	780,000 shares authorized; 665,849 and 630,321 shares issued and outstanding at December 31, 2014 and 2013.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other		Non-
	outstanding	Common	paid-in	Earnings	comprehensive		controlling
	(a)	stock	capital	reinvested	loss		interests	Total

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)		$268	$11,096
Common stock issued	3,543		99					99
Common stock repurchased	(4)
Stock-based compensation			18					18
Net income				1,526			5	1,531
Dividends, dividend equivalents,
redemptions and distributions			6	(845)			(255)	(1,094)
Other comprehensive
income (loss)					(1,152)			(1,152)
December 31, 2012	581,944	$6	$6,936	$5,478	$(1,940)		$18	$10,498

Common stock issued	50,807		$1,437					$1,437
Common stock repurchased	(2,430)		(74)					(74)
Cash settlement of equity forward
agreements			(13)					(13)
Stock-based compensation			30					30
Net income				$1,130			$1	1,131
Dividends, dividend equivalents,
redemptions and distributions				(899)			(19)	(918)
Other comprehensive
income (loss)					$375			375
December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)	$		$12,466

Common stock issued	35,528	$1	$1,089					$1,090
Stock-based compensation			28					28
Net income				$1,737				1,737
Dividends, dividend equivalents,
redemptions and distributions				(984)				(984)
Other comprehensive
income (loss)					$(709)			(709)
December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)			$13,628

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2014	2013	2012
Operating Revenues
Unregulated wholesale energy	$1,808	$2,909	$3,976
Unregulated wholesale energy to affiliate	84	51	78
Unregulated retail energy	1,243	1,027	844
Energy-related businesses	601	527	448
Total Operating Revenues	3,736	4,514	5,346

Operating Expenses
Operation
Fuel	1,196	1,049	965
Energy purchases	209	1,171	1,821
Other operation and maintenance	1,007	1,026	997
Loss on lease termination (Note 8)		697
Depreciation	297	299	272
Taxes, other than income	57	53	55
Energy-related businesses	573	512	432
Total Operating Expenses	3,339	4,807	4,542

Operating Income (Loss)	397	(293)	804

Other Income (Expense) - net	30	32	19

Interest Expense	124	159	158

Income (Loss) from Continuing Operations Before Income Taxes	303	(420)	665

Income Taxes	116	(159)	236

Income (Loss) from Continuing Operations After Income Taxes	187	(261)	429

Income (Loss) from Discontinued Operations (net of income taxes)	223	32	46

Net Income (Loss)	410	(229)	475

Net Income (Loss) Attributable to Noncontrolling Interests		1	1

Net Income (Loss) Attributable to PPL Energy Supply Member	$410	$(230)	$474

Amounts Attributable to PPL Energy Supply Member:
Income (Loss) from Continuing Operations After Income Taxes	$187	$(262)	$428
Income (Loss) from Discontinued Operations (net of income taxes)	223	32	46
Net Income (Loss)	$410	$(230)	$474

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2014	2013	2012

Net income (loss)	$410	$(229)	$475

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($40), ($72), ($31)	35	67	29
Qualifying derivatives, net of tax of $0, $0, ($46)			68
Defined benefit plans:
Prior service costs, net of tax of ($6), ($1), $0	8	2	1
Net actuarial gain (loss), net of tax of $83, ($49), $56	(120)	71	(82)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $7, $4, $1	(6)	(6)	(7)
Qualifying derivatives, net of tax of $17, $84, $291	(25)	(123)	(463)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($3), ($2)	3	4	5
Net actuarial loss, net of tax of ($4), ($10), ($2)	5	14	10
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	(100)	29	(439)

Comprehensive income (loss)	310	(200)	36
Comprehensive income attributable to noncontrolling interests		1	1

Comprehensive income (loss) attributable to PPL Energy Supply Member	$310	$(201)	$35
The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$410	$(229)	$475
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	313	318	285
Amortization	163	156	119
Defined benefit plans - expense	42	51	43
Deferred income taxes and investment tax credits	(26)	(296)	152
Impairment of assets	20	65	3
Unrealized (gains) losses on derivatives, and other hedging activities	4	171	(41)
Pre-tax gain from the sale of the Montana hydroelectric generation business (Note 8)	(315)
Loss on lease termination (Note 8)		426
Other	36	2	19
Change in current assets and current liabilities
Accounts receivable	17	23	(54)
Accounts payable	2	(56)	(22)
Unbilled revenues	68	83	33
Fuel, materials and supplies	(97)	(31)	(29)
Prepayments	(53)	(5)	(1)
Counterparty collateral	(17)	(81)	(34)
Price risk management assets and liabilities	(30)	7	(21)
Taxes payable	(3)	(31)	(27)
Other	(40)	(16)	(17)
Other operating activities
Defined benefit plans - funding	(35)	(113)	(75)
Other assets	3	(4)	(41)
Other liabilities		(30)	17
Net cash provided by (used in) operating activities	462	410	784
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(416)	(583)	(648)
Proceeds from the sale of the Montana hydroelectric generation business (Note 8)	900
Ironwood Acquisition, net of cash acquired			(84)
Expenditures for intangible assets	(46)	(42)	(45)
Purchases of nuclear plant decommissioning trust investments	(170)	(159)	(154)
Proceeds from the sale of nuclear plant decommissioning trust investments	154	144	139
Proceeds from the receipt of grants	164	3
Net (increase) decrease in notes receivable from affiliates			198
Net (increase) decrease in restricted cash and cash equivalents	(108)	(22)	104
Other investing activities	19	28	21
Net cash provided by (used in) investing activities	497	(631)	(469)
Cash Flows from Financing Activities
Retirement of long-term debt	(309)	(747)	(9)
Contributions from member	739	1,577	563
Distributions to member	(1,906)	(408)	(787)
Net increase (decrease) in short-term debt	630	(356)	(44)
Other financing activities		(19)	(4)
Net cash provided by (used in) financing activities	(846)	47	(281)
Net Increase (Decrease) in Cash and Cash Equivalents	113	(174)	34
Cash and Cash Equivalents at Beginning of Period	239	413	379
Cash and Cash Equivalents at End of Period	$352	$239	$413

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$122	$157	$150
Income taxes - net	$310	$189	$128

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$352	$239
Restricted cash and cash equivalents	176	68
Accounts receivable (less reserve: 2014, $2; 2013, $21)
Customer	186	233
Other	103	97
Accounts receivable from affiliates	36	45
Unbilled revenues	218	286
Fuel, materials and supplies	455	358
Prepayments	70	20
Price risk management assets	1,079	860
Other current assets	26	27
Total Current Assets	2,701	2,233

Investments
Nuclear plant decommissioning trust funds	950	864
Other investments	30	37
Total Investments	980	901

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,318	11,891
Nuclear fuel	624	591
Other	293	288
Less: accumulated depreciation - non-regulated property, plant and equipment	6,242	6,046
Non-regulated property, plant and equipment, net	5,993	6,724
Construction work in progress	443	450
Property, Plant and Equipment, net	6,436	7,174

Other Noncurrent Assets
Goodwill	72	86
Other intangibles	257	266
Price risk management assets	239	328
Other noncurrent assets	75	86
Total Other Noncurrent Assets	643	766

Total Assets	$10,760	$11,074

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$630
Long-term debt due within one year	535	$304
Accounts payable	361	393
Accounts payable to affiliates	50	4
Taxes	28	31
Interest	16	22
Price risk management liabilities	1,024	750
Other current liabilities	246	278
Total Current Liabilities	2,890	1,782

Long-term Debt	1,683	2,221

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,223	1,114
Investment tax credits	27	205
Price risk management liabilities	193	320
Accrued pension obligations	299	111
Asset retirement obligations	415	393
Other deferred credits and noncurrent liabilities	123	130
Total Deferred Credits and Other Noncurrent Liabilities	2,280	2,273

Commitments and Contingent Liabilities (Note 15)

Member's equity	3,907	4,798

Total Liabilities and Equity	$10,760	$11,074

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total
December 31, 2011	$4,019	$18	$4,037
Net income (loss)	474	1	475
Other comprehensive income (loss)	(439)		(439)
Contributions from member	563		563
Distributions	(787)	(1)	(788)
December 31, 2012	$3,830	$18	$3,848

Net income (loss)	$(230)	$1	$(229)
Other comprehensive income (loss)	29		29
Contributions from member	1,577		1,577
Distributions	(408)	(19)	(427)
December 31, 2013	$4,798	$	$4,798

Net income (loss)	$410		$410
Other comprehensive income (loss)	(100)		(100)
Contributions from member	739		739
Distributions	(1,940)		(1,940)
December 31, 2014	$3,907		$3,907

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2014	2013	2012

Operating Revenues	$2,044	$1,870	$1,763

Operating Expenses
Operation
Energy purchases	587	588	550
Energy purchases from affiliate	84	51	78
Other operation and maintenance	543	531	576
Depreciation	185	178	160
Taxes, other than income	107	103	105
Total Operating Expenses	1,506	1,451	1,469

Operating Income	538	419	294

Other Income (Expense) - net	7	6	9

Interest Expense	122	108	99

Income Before Income Taxes	423	317	204

Income Taxes	160	108	68

Net Income (a)	263	209	136

Distributions on Preference Stock			4

Net Income Available to PPL	$263	$209	$132

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$263	$209	$136
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	185	178	160
Amortization	19	19	18
Defined benefit plans - expense	15	21	22
Deferred income taxes and investment tax credits	87	127	114
Other	(23)	(9)	(9)
Change in current assets and current liabilities
Accounts receivable	(64)	(29)	3
Accounts payable	30	12	38
Prepayments	1	36	2
Taxes payable	75	49	12
Other	18	(15)	(14)
Other operating activities
Defined benefit plans - funding	(23)	(93)	(59)
Other assets	19	8	(3)
Other liabilities	11	10	(31)
Net cash provided by (used in) operating activities	613	523	389

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(931)	(903)	(624)
Expenditures for intangible assets	(26)	(39)	(9)
Net (increase) decrease in notes receivable from affiliate	150	(150)
Other investing activities	16	12	20
Net cash provided by (used in) investing activities	(791)	(1,080)	(613)

Cash Flows from Financing Activities
Issuance of long-term debt	296	348	249
Retirement of long-term debt	(10)
Contributions from PPL	263	205	150
Redemption of preference stock			(250)
Payment of common stock dividends to parent	(158)	(127)	(95)
Net increase (decrease) in short-term debt	(20)	20
Other financing activities	(4)	(4)	(10)
Net cash provided by (used in) financing activities	367	442	44

Net Increase (Decrease) in Cash and Cash Equivalents	189	(115)	(180)
Cash and Cash Equivalents at Beginning of Period	25	140	320
Cash and Cash Equivalents at End of Period	$214	$25	$140

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$110	$87	$81
Income taxes - net	$40	$(45)	$(42)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$214	$25
Accounts receivable (less reserve: 2014, $17; 2013, $18)
Customer	312	284
Other	44	5
Accounts receivable from affiliates	1	4
Notes receivable from affiliate		150
Unbilled revenues	113	116
Materials and supplies	43	35
Prepayments	10	40
Deferred income taxes	58	85
Regulatory assets	12	6
Other current assets	12	16
Total Current Assets	819	766

Property, Plant and Equipment
Regulated utility plant	7,589	6,888
Less: accumulated depreciation - regulated utility plant	2,517	2,417
Regulated utility plant, net	5,072	4,471
Construction work in progress	738	591
Property, Plant and Equipment, net	5,810	5,062

Other Noncurrent Assets
Regulatory assets	897	772
Intangibles	235	211
Other noncurrent assets	24	35
Total Other Noncurrent Assets	1,156	1,018

Total Assets	$7,785	$6,846

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt		$20
Long-term debt due within one year	$100	10
Accounts payable	325	295
Accounts payable to affiliates	70	57
Taxes	85	51
Interest	34	34
Regulatory liabilities	76	76
Other current liabilities	103	82
Total Current Liabilities	793	625

Long-term Debt	2,502	2,305

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,483	1,399
Accrued pension obligations	212	96
Regulatory liabilities	18	15
Other deferred credits and noncurrent liabilities	60	57
Total Deferred Credits and Other Noncurrent Liabilities	1,773	1,567

Commitments and Contingent Liabilities (Notes 6 and 13)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,603	1,340
Earnings reinvested	750	645
Total Equity	2,717	2,349

Total Liabilities and Equity	$7,785	$6,846

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2014 and 2013.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preferred	Common	paid-in	Earnings
	(a)	securities	stock	capital	reinvested	Total

December 31, 2011	66,368	$250	$364	$979	$532	$2,125
Net income					136	136
Redemption of preference stock		(250)		6	(6)	(250)
Capital contributions from PPL				150		150
Cash dividends declared on preference stock					(4)	(4)
Cash dividends declared on common stock					(95)	(95)
December 31, 2012	66,368	$	$364	$1,135	$563	$2,062

Net income					$209	$209
Capital contributions from PPL				$205		205
Cash dividends declared on common stock					(127)	(127)
December 31, 2013	66,368		$364	$1,340	$645	$2,349

Net income					$263	$263
Capital contributions from PPL				$263		263
Cash dividends declared on common stock					(158)	(158)
December 31, 2014	66,368		$364	$1,603	$750	$2,717

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2014	2013	2012

Operating Revenues	$3,168	$2,976	$2,759

Operating Expenses
Operation
Fuel	965	896	872
Energy purchases	253	217	195
Other operation and maintenance	815	778	778
Depreciation	354	334	346
Taxes, other than income	52	48	46
Total Operating Expenses	2,439	2,273	2,237

Operating Income	729	703	522

Other Income (Expense) - net	(9)	(7)	(15)

Other-Than-Temporary Impairments			25

Interest Expense	167	144	150

Interest Expense with Affiliate		1	1

Income from Continuing Operations Before Income Taxes	553	551	331

Income Taxes	209	206	106

Income from Continuing Operations After Income Taxes	344	345	225

Income (Loss) from Discontinued Operations (net of income taxes)		2	(6)

Net Income	$344	$347	$219

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2014	2013	2012

Net income	$344	$347	$219

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax
(expense) benefit:
Equity investee's other comprehensive income (loss), net
of tax of $0, $0, ($1)			1
Defined benefit plans:
Prior service costs, net of tax of $4, $0, $0	(7)
Net actuarial gain (loss), net of tax of $32, ($18), $13	(50)	28	(21)
Reclassification to net income - (gains) losses, net of tax
expense (benefit):
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	1
Net actuarial loss, net of tax of $0, $0, $0	(1)		1
Total other comprehensive income (loss)	(58)	28	(19)

Comprehensive income (loss) attributable to member	$286	$375	$200

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$344	$347	$219
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation	354	334	346
Amortization	25	22	27
Defined benefit plans - expense	25	48	40
Deferred income taxes and investment tax credits	449	254	133
Impairment of assets			25
Other	16	5	2
Change in current assets and current liabilities
Accounts receivable	(20)	(91)	(9)
Accounts payable	12	40	1
Accounts payable to affiliates	(1)	1	(1)
Unbilled revenues	13	(24)	(10)
Fuel, materials and supplies	(32)	(1)	8
Income tax receivable	(136)	1	2
Taxes payable	(3)	13	1
Other	(1)	22
Other operating activities
Defined benefit plans - funding	(45)	(168)	(70)
Settlement of interest rate swaps		86
Other assets	(7)	9	(8)
Other liabilities	6	22	38
Net cash provided by (used in) operating activities	999	920	744
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,262)	(1,434)	(768)
Net (increase) decrease in notes receivable from affiliates	70	(70)	15
Other investing activities	1	2
Net cash provided by (used in) investing activities	(1,191)	(1,502)	(753)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	41	(25)	25
Issuance of long-term debt		496
Net increase (decrease) in short-term debt	330	120	125
Debt issuance and credit facility costs	(5)	(6)	(2)
Distributions to member	(436)	(254)	(155)
Contributions from member	248	243
Net cash provided by (used in) financing activities	178	574	(7)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	(8)	(16)
Cash and Cash Equivalents at Beginning of Period	35	43	59
Cash and Cash Equivalents at End of Period	$21	$35	$43

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$157	$137	$139
Income taxes - net	$(75)	$(67)	$(45)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2014	2013
Assets

Current Assets
Cash and cash equivalents	$21	$35
Accounts receivable (less reserve: 2014, $25; 2013, $22)
Customer	231	224
Other	18	20
Unbilled revenues	167	180
Notes receivable from affiliates		70
Fuel, materials and supplies	311	278
Prepayments	28	21
Income taxes receivable	136
Deferred income taxes	16	159
Regulatory assets	25	27
Other current assets	3	3
Total Current Assets	956	1,017

Property, Plant and Equipment
Regulated utility plant	10,007	8,526
Less: accumulated depreciation - regulated utility plant	1,067	778
Regulated utility plant, net	8,940	7,748
Other, net	5	3
Construction work in progress	1,559	1,793
Property, Plant and Equipment, net	10,504	9,544

Other Noncurrent Assets
Regulatory assets	665	474
Goodwill	996	996
Other intangibles	174	221
Other noncurrent assets	101	98
Total Other Noncurrent Assets	1,936	1,789

Total Assets	$13,396	$12,350

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$575	$245
Long-term debt due within one year	900
Notes payable with affiliates	41
Accounts payable	399	346
Accounts payable to affiliates	2	3
Customer deposits	52	50
Taxes	36	39
Price risk management liabilities	5	4
Price risk management liabilities to affiliates	66
Regulatory liabilities	15	14
Interest	23	23
Other current liabilities	131	111
Total Current Liabilities	2,245	835

Long-term Debt	3,667	4,565

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,241	965
Investment tax credits	131	135
Price risk management liabilities	43	32
Accrued pension obligations	305	152
Asset retirement obligations	274	245
Regulatory liabilities	974	1,033
Other deferred credits and noncurrent liabilities	268	238
Total Deferred Credits and Other Noncurrent Liabilities	3,236	2,800

Commitments and Contingent Liabilities (Notes 6 and 15)

Member's equity	4,248	4,150

Total Liabilities and Equity	$13,396	$12,350

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's
Equity

December 31, 2011	$3,741
Net income	219
Distributions to member	(155)
Other comprehensive income (loss)	(19)
December 31, 2012	$3,786

Net income	$347
Contributions from member	243
Distributions to member	(254)
Other comprehensive income (loss)	28
December 31, 2013	$4,150

Net income	$344
Contributions from member	248
Distributions to member	(436)
Other comprehensive income (loss)	(58)
December 31, 2014	$4,248

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2014	2013	2012
Operating Revenues
Retail and wholesale	$1,445	$1,351	$1,247
Electric revenue from affiliate	88	59	77
Total Operating Revenues	1,533	1,410	1,324

Operating Expenses
Operation
Fuel	404	367	374
Energy purchases	230	195	163
Energy purchases from affiliate	14	10	12
Other operation and maintenance	379	373	363
Depreciation	157	148	152
Taxes, other than income	25	24	23
Total Operating Expenses	1,209	1,117	1,087

Operating Income	324	293	237

Other Income (Expense) - net	(3)	(2)	(3)

Interest Expense	49	34	42

Income Before Income Taxes	272	257	192

Income Taxes	103	94	69

Net Income (a)	$169	$163	$123

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$169	$163	$123
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	157	148	152
Amortization	12	6	11
Defined benefit plans - expense	9	18	18
Deferred income taxes and investment tax credits	118	26	69
Other	2	9	(13)
Change in current assets and current liabilities
Accounts receivable	(35)	(23)	(2)
Accounts payable	25	16
Accounts payable to affiliates	(4)	1	(3)
Unbilled revenues	9	(13)	(7)
Fuel, materials and supplies	(8)	(12)
Income tax receivable	(74)
Taxes payable	8	9	(7)
Other		8	(7)
Other operating activities
Defined benefit plans - funding	(13)	(48)	(27)
Settlement of interest rate swaps		43
Other assets	(2)	9	(24)
Other liabilities	(2)	6	22
Net cash provided by (used in) operating activities	371	366	305
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(656)	(577)	(286)
Net cash provided by (used in) investing activities	(656)	(577)	(286)
Cash Flows from Financing Activities
Issuance of long-term debt		248
Net increase (decrease) in short-term debt	244	(35)	55
Debt issuance and credit facility costs	(2)	(3)	(2)
Payment of common stock dividends to parent	(112)	(99)	(75)
Contributions from parent	157	86
Net cash provided by (used in) financing activities	287	197	(22)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(14)	(3)
Cash and Cash Equivalents at Beginning of Period	8	22	25
Cash and Cash Equivalents at End of Period	$10	$8	$22

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$46	$36	$39
Income taxes - net	$65	$51	$5

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2014	2013
Assets

Current Assets
Cash and cash equivalents	$10	$8
Accounts receivable (less reserve: 2014, $2; 2013, $2)
Customer	107	102
Other	11	9
Unbilled revenues	76	85
Accounts receivable from affiliates	23
Fuel, materials and supplies	162	154
Prepayments	8	7
Income taxes receivable	74
Regulatory assets	21	17
Other current assets	1	3
Total Current Assets	493	385

Property, Plant and Equipment
Regulated utility plant	4,031	3,383
Less: accumulated depreciation - regulated utility plant	456	332
Regulated utility plant, net	3,575	3,051
Construction work in progress	676	651
Property, Plant and Equipment, net	4,251	3,702

Other Noncurrent Assets
Regulatory assets	397	303
Goodwill	389	389
Other intangibles	97	120
Other noncurrent assets	35	35
Total Other Noncurrent Assets	918	847

Total Assets	$5,662	$4,934
The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$264	$20
Long-term debt due within one year	250
Accounts payable	240	166
Accounts payable to affiliates	20	24
Customer deposits	25	24
Taxes	19	11
Price risk management liabilities	5	4
Price risk management liabilities to affiliates	33
Regulatory liabilities	10	9
Interest	6	6
Other current liabilities	42	32
Total Current Liabilities	914	296

Long-term Debt	1,103	1,353

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	700	582
Investment tax credits	36	38
Price risk management liabilities	43	32
Accrued pension obligations	57	19
Asset retirement obligations	66	68
Regulatory liabilities	458	482
Other deferred credits and noncurrent liabilities	111	104
Total Deferred Credits and Other Noncurrent Liabilities	1,471	1,325

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,521	1,364
Earnings reinvested	229	172
Total Equity	2,174	1,960

Total Liabilities and Equity	$5,662	$4,934

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2014 and December 31, 2013.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				123	123
Cash dividends declared on common stock				(75)	(75)
December 31, 2012	21,294	$424	$1,278	$108	$1,810

Net income				$163	$163
Capital contributions from LKE			$86		86
Cash dividends declared on common stock				(99)	(99)
December 31, 2013	21,294	$424	$1,364	$172	$1,960

Net income				$169	$169
Capital contributions from LKE			$157		157
Cash dividends declared on common stock				(112)	(112)
December 31, 2014	21,294	$424	$1,521	$229	$2,174

(a)      Shares in thousands.  All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2014	2013	2012
Operating Revenues
Retail and wholesale	$1,723	$1,625	$1,512
Electric revenue from affiliate	14	10	12
Total Operating Revenues	1,737	1,635	1,524

Operating Expenses
Operation
Fuel	561	529	498
Energy purchases	23	22	32
Energy purchases from affiliate	88	59	77
Other operation and maintenance	408	382	384
Depreciation	197	186	193
Taxes, other than income	27	24	23
Total Operating Expenses	1,304	1,202	1,207

Operating Income	433	433	317

Other Income (Expense) - net	(1)	(3)	(8)

Other-Than-Temporary Impairments			25

Interest Expense	77	70	69

Income Before Income Taxes	355	360	215

Income Taxes	135	132	78

Net Income (a)	$220	$228	$137

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)
	2014		2013	2012
Cash Flows from Operating Activities
Net income		$220	$228	$137
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation		197	186	193
Amortization		11	14	14
Defined benefit plans - expense		5	18	11
Deferred income taxes and investment tax credits		224	69	99
Impairment of assets				25
Other		13	(3)	10
Change in current assets and current liabilities
Accounts receivable		(9)	(37)	(17)
Accounts payable		(10)	23	1
Accounts payable to affiliates		22	(8)
Unbilled revenues		4	(11)	(3)
Fuel, materials and supplies		(25)	10	7
Income tax receivable		(60)
Taxes payable		(19)	7	15
Other		(5)	10	6
Other operating activities
Defined benefit plans - funding		(5)	(65)	(21)
Settlement of interest rate swaps			43
Other assets		(4)	1	(3)
Other liabilities		7	10	26
Net cash provided by (used in) operating activities		566	495	500
Cash Flows from Investing Activities
Expenditures for property, plant and equipment		(604)	(855)	(480)
Other investing activities		1	2
Net cash provided by (used in) investing activities		(603)	(853)	(480)
Cash Flows from Financing Activities
Issuance of long-term debt			248
Net increase (decrease) in short-term debt		86	80	70
Debt issuance and credit facility costs		(2)	(3)
Payment of common stock dividends to parent		(148)	(124)	(100)
Contributions from parent		91	157
Net cash provided by (used in) financing activities		27	358	(30)
Net Increase (Decrease) in Cash and Cash Equivalents		(10)		(10)
Cash and Cash Equivalents at Beginning of Period		21	21	31
Cash and Cash Equivalents at End of Period		$11	$21	$21

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized		$73	$61	$62
Income taxes - net	$		$47	$(39)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2014	2013
Assets

Current Assets
Cash and cash equivalents	$11	$21
Accounts receivable (less reserve: 2014, $2; 2013, $4)
Customer	124	122
Other	6	9
Unbilled revenues	91	95
Fuel, materials and supplies	149	124
Prepayments	10	4
Income taxes receivable	60
Regulatory assets	4	10
Other current assets	4	6
Total Current Assets	459	391

Property, Plant and Equipment
Regulated utility plant	5,976	5,143
Less: accumulated depreciation - regulated utility plant	611	446
Regulated utility plant, net	5,365	4,697
Other, net	1	1
Construction work in progress	880	1,139
Property, Plant and Equipment, net	6,246	5,837

Other Noncurrent Assets
Regulatory assets	268	171
Goodwill	607	607
Other intangibles	77	101
Other noncurrent assets	58	56
Total Other Noncurrent Assets	1,010	935

Total Assets	$7,715	$7,163

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$236	$150
Long-term debt due within one year	250
Accounts payable	141	159
Accounts payable to affiliates	47	25
Customer deposits	27	26
Taxes	14	33
Price risk management liabilities to affiliates	33
Regulatory liabilities	5	5
Interest	11	11
Other current liabilities	41	36
Total Current Liabilities	805	445

Long-term Debt	1,841	2,091

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	884	658
Investment tax credits	95	97
Accrued pension obligations	59	11
Asset retirement obligations	208	177
Regulatory liabilities	516	551
Other deferred credits and noncurrent liabilities	101	89
Total Deferred Credits and Other Noncurrent Liabilities	1,863	1,583

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,596	2,505
Accumulated other comprehensive income (loss)		1
Earnings reinvested	302	230
Total Equity	3,206	3,044

Total Liabilities and Equity	$7,715	$7,163

(a)      80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2014 and December 31, 2013.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

December 31, 2011	37,818	$308	$2,348	$89			$2,745
Net income				137			137
Cash dividends declared on common stock				(100)			(100)
Other comprehensive income (loss)						$1	1
December 31, 2012	37,818	$308	$2,348	$126		$1	$2,783

Net income				$228			$228
Capital contributions from LKE			$157				157
Cash dividends declared on common stock				(124)			(124)
December 31, 2013	37,818	$308	$2,505	$230		$1	$3,044

Net income				$220			$220
Capital contributions from LKE			$91				91
Cash dividends declared on common stock				(148)			(148)
Other comprehensive income (loss)						$(1)	(1)
December 31, 2014	37,818	$308	$2,596	$302	$		$3,206

(a)      Shares in thousands.  All common shares of KU stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(All Registrants)

General

Capitalized terms and abbreviations appearing in the combined notes to financial statements are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for its related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in:  1) the regulated distribution of electricity in the U.K.; 2) the regulated generation, transmission, distribution and sale of electricity and the regulated distribution and sale of natural gas, primarily in Kentucky; 3) the regulated transmission, distribution and sale of electricity in Pennsylvania; and 4) the competitive generation and marketing of electricity in portions of the northeastern and northwestern U.S.  Headquartered in Allentown, PA, PPL's principal subsidiaries are PPL Global, LKE (including its principal subsidiaries, LG&E and KU), PPL Electric and PPL Energy Supply (including its principal subsidiaries, PPL EnergyPlus and PPL Generation).  PPL's corporate level financing subsidiary is PPL Capital Funding.

WPD, a subsidiary of PPL Global, through indirect wholly owned subsidiaries operates regulated distribution networks providing electricity service in the U.K.  WPD serves end-users in Wales and southwest and central England.  Its principal subsidiaries are WPD (South Wales), WPD (South West), WPD (East Midlands) and WPD (West Midlands).

PPL consolidates WPD on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.

(PPL and PPL Energy Supply)

PPL Energy Supply is an energy company conducting business primarily through its principal subsidiaries PPL Generation and PPL EnergyPlus.  PPL Generation owns and operates a portfolio of competitive domestic power generating assets.  These power plants are located in Pennsylvania and Montana and use well-diversified fuel sources including coal, uranium, natural gas, oil and water.  PPL EnergyPlus sells electricity produced by PPL Generation subsidiaries, participates in wholesale market load-following auctions, and markets various energy products and commodities such as:  capacity, transmission, FTRs, coal, natural gas, oil, uranium, emission allowances, RECs and other commodities in competitive wholesale and competitive retail markets, primarily in the northeastern and northwestern U.S.

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  See Note 8 for additional information.

In November 2014, PPL Montana completed the sale of its hydroelectric generating facilities.  See Note 8 for additional information.

(PPL and PPL Electric)

PPL Electric is a cost-based rate-regulated utility subsidiary of PPL.  PPL Electric's principal business is the regulated transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the regulated supply of electricity to retail customers in that territory as a PLR.

(PPL, LKE, LG&E and KU)

LKE is a utility holding company with cost-based rate-regulated utility operations through its subsidiaries, LG&E and KU.  LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity.  LG&E also engages in the regulated distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia (under the Old Dominion Power name) and in Tennessee under the KU name.

(PPL and PPL Energy Supply)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Montana's hydroelectric generating facilities and the gain on the sale of these facilities to NorthWestern in November 2014.  The related assets and liabilities have not been reclassified to assets/liabilities of discontinued operations on the balance sheet at December 31, 2013.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.  See Note 8 for additional information.

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest.  Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for VIEs.  The Registrants consolidate a VIE when they are determined to have a controlling interest in the VIE, and thus are the primary beneficiary of the entity.  The Registrants are not the primary beneficiary in any material VIEs.  Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method.  All other investments are carried at cost or fair value.  All significant intercompany transactions have been eliminated.  Any noncontrolling interests are reflected in the financial statements.

The financial statements of PPL, PPL Energy Supply, LKE, LG&E and KU include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities.  See Note 12 for additional information.

Regulation

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem.  Electricity distribution revenues are set by Ofgem for a given time period through price control reviews that are not directly based on cost recovery.  The price control formula that governs WPD's allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs.  As a result, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

(All Registrants except PPL Energy Supply)

PPL Electric, LG&E and KU are cost-based rate-regulated utilities for which rates are set by regulators to enable PPL Electric, LG&E and KU to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders.  Rates are generally established based on a historical or future test period.  As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions.  Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates.  The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense.  Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates.  In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.  The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions.  See Note 6 for additional details regarding regulatory matters.

Accounting Records (All Registrants except PPL Energy Supply)

The system of accounts for domestic regulated entities is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the applicable state regulatory commissions.

(All Registrants)

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

Changes in Classification

The classification of certain amounts in the 2013 and 2012 financial statements have been changed to conform to the current presentation.  The changes in classification did not affect the Registrants' net income or equity.

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

Price Risk Management

(All Registrants)

Energy and energy-related contracts are used to hedge the variability of expected cash flows associated with the generating units and marketing activities, as well as for trading purposes at PPL Energy Supply.  Interest rate contracts are used to hedge exposures to changes in the fair value of debt instruments and to hedge exposures to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt.  Foreign currency exchange contracts are used to hedge foreign currency exposures, primarily associated with PPL's investments in U.K. subsidiaries.  Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

Certain energy and energy-related contracts meet the definition of a derivative, while others do not meet the definition of a derivative because they lack a notional amount or a net settlement provision.  In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved that would facilitate net settlement.  Certain derivative energy contracts have been excluded from the requirements of derivative accounting treatment because NPNS has been elected.  These contracts are accounted for using accrual accounting.  All other contracts that have been classified as derivative contracts are reflected on the balance sheets at fair value.  These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  The portion of derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that deliver beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."  PPL considers intra-month transactions to be spot activity, which is not accounted for as a derivative.

Energy and energy-related contracts are assigned a strategy and accounting classification.  Processes exist that allow for subsequent review and validation of the contract information.  See Note 17 for more information.  The accounting department provides the traders and the risk management department with guidelines on appropriate accounting classifications for various contract types and strategies.  Some examples of these guidelines include, but are not limited to:

•
Physical coal, limestone, lime, uranium, electric transmission, gas transportation, gas storage and renewable energy credit contracts not traded on an exchange are not derivatives due to the lack of net settlement provisions.

•	Only contracts where physical delivery is deemed probable throughout the entire term of the contract can qualify for NPNS.

•
Physical transactions that permit cash settlement and financial transactions do not qualify for NPNS because physical delivery cannot be asserted; however, these transactions can receive cash flow hedge treatment if they effectively hedge the volatility in the future cash flows for energy-related commodities.

•	Certain purchased option contracts or net purchased option collars may receive cash flow hedge treatment.

•	Derivative transactions that do not qualify for NPNS or cash flow hedge treatment, or for which NPNS or cash flow hedge treatment is not elected, are recorded at fair value through earnings.

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

•
Derivative transactions that do not qualify for cash flow or net investment hedge treatment are marked to fair value through earnings.  These transactions generally include foreign currency swaps and options to hedge GBP earnings translation risk associated with PPL's U.K. subsidiaries that report their financial statements in GBP.  As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates.

•
Derivative transactions may be marked to fair value through regulatory assets/liabilities at PPL Electric, LG&E and KU if approved by the appropriate regulatory body.  These transactions generally include the effect of interest rate swaps that are included in customer rates.

Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities on the Statements of Cash Flows, depending on the classification of the hedged items.

PPL and its subsidiaries have elected not to offset net derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL Energy Supply reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in "Unregulated wholesale energy" on the Statements of Income.

See Notes 16 and 17 for additional information on derivatives.

(PPL and PPL Electric)

To meet its obligation as a PLR to its customers, PPL Electric has entered into certain contracts that meet the definition of a derivative.  However, NPNS has been elected for these contracts.  See Notes 16 and 17 for additional information.

Revenue

Utility Revenue (PPL)

For the years ended December 31, the Statements of Income "Utility" line item contains rate-regulated revenue from the following:

	2014	2013	2012
Domestic electric and gas revenue (a)	$5,209	$4,842	$4,519
U.K. electric revenue (b)	2,573	2,359	2,289
Total	$7,782	$7,201	$6,808

(a)	Represents revenue from cost-based rate-regulated generation, transmission and/or distribution in Pennsylvania, Kentucky, Virginia and Tennessee, including regulated wholesale revenue.
(b)	Represents regulated electricity distribution revenue from the operation of WPD's distribution networks.

Revenue Recognition

(All Registrants)

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

Certain PPL subsidiaries participate primarily in the PJM RTO, as well as in other RTOs and ISOs.  In PJM, PPL EnergyPlus is a marketer, a load-serving entity and a seller for PPL Energy Supply's generation subsidiaries.  A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day.  If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the RTO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase at the respective market price for that hour.  PPL Energy Supply records the hourly net sales in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

(PPL)

WPD's revenue is primarily from charges to suppliers to use its distribution system to deliver electricity to the end-user.  During the price control period, WPD's revenue is decoupled from volume.  However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a particular period.  Conversely, WPD could also over-recover revenue.  Over and under-recoveries are added or subtracted to the base demand revenue in future years.  Under applicable GAAP, WPD does not record a receivable for under-recoveries, but does record a liability for over-recoveries.  WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

(PPL and PPL Energy Supply)

PPL Energy Supply records non-derivative energy marketing activity in the period when the energy is delivered.  Generally, sales contracts held for non-trading purposes are reported gross on the Statements of Income within "Unregulated wholesale energy" and "Unregulated retail energy."  However, non-trading physical sales and purchases of electricity at major market delivery points (which is any delivery point with liquid pricing available, such as the pricing hub for PJM West), are netted and reported in the Statements of Income within "Unregulated wholesale energy" or "Energy purchases," depending on the net hourly position.  Certain energy and energy-related contracts that meet the definition of derivative instruments are recorded at fair value with subsequent changes in fair value recognized as revenue or expense (see Note 17), unless hedge accounting is applied or NPNS is elected.  If derivatives meet cash flow hedging criteria, changes in fair value are recorded in

AOCI.  The unrealized and realized results of derivative and non-derivative contracts that are designated as proprietary trading activities are reported net on the Statements of Income within "Unregulated wholesale energy."

"Energy-related businesses" revenue primarily includes revenue from PPL Energy Supply's mechanical contracting and engineering subsidiaries.  These subsidiaries record revenue from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.  Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded within "Unbilled revenues" on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded within "Other current liabilities" on the Balance Sheets.  The amount of costs and estimated earnings in excess of billings was $20 million and $14 million at December 31, 2014 and 2013, and the amount of billings in excess of costs and estimated earnings was $41 million and $75 million at December 31, 2014 and 2013.

During 2014, PPL and PPL Energy Supply recorded a $17 million increase to "Energy-related businesses" revenues and "Income from Continuing Operations before Income Taxes" on the 2014 Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary.  The $10 million after-tax impact of correcting this error increased "Income from Continuing Operations after Income Taxes" and "Net Income" on the 2014 Statement of Income.  The impact of the error is not material to the previously-issued financial statements or to the full year results for 2014.

Accounts Receivable

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts.  Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition.

(PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During 2014, 2013 and 2012, PPL Electric purchased $1.1 billion, $985 million and $848 million of accounts receivable from unaffiliated third parties.  During 2014, 2013 and 2012, PPL Electric purchased $336 million, $294 million and $313 million of accounts receivable from PPL EnergyPlus.

Allowance for Doubtful Accounts (All Registrants)

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

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at			Charged to			Balance at
	Beginning of Period	Charged to Income		Other Accounts	Deductions (a)		End of Period
PPL
2014	$64	$49			$67		$46
2013	64	39		$4 (c)	43		64
2012	54	55	(b)		45		64

PPL Energy Supply
2014	$21				$19	(b)	$2
2013	23	$1			3		21
2012	15	12	(b)		4		23

		Additions
	Balance at		Charged to		Balance at
	Beginning of Period	Charged to Income	Other Accounts	Deductions (a)	End of Period
PPL Electric
2014	$18	$34		$35	$17
2013	18	32		32	18
2012	17	32		31	18

LKE
2014	$22	$14			$11	$25
2013	19	4	$4	(c)	5	22
2012	17	9			7	19

LG&E
2014	$2	$5	$(1)	(c)	$4	$2
2013	1	2	1	(c)	2	2
2012	2	2			3	1

KU
2014	$4	$8	$(3)	(c)	$7	$2
2013	2	3	3	(c)	4	4
2012	2	4			4	2

(a)	Primarily related to uncollectible accounts written off.
(b)
In 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract and the U.S. Bankruptcy Court for the District of Montana approved a request to terminate the contract.  In 2014, PPL EnergyPlus received an insignificant amount of cash, settling the outstanding administrative claim and therefore, the related reserve balance was offset against the accounts receivable balance.

(c)	Primarily related to capital projects, thus the provision was recorded as an adjustment to construction work in progress.

Cash

Cash Equivalents (All Registrants)

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents (PPL, PPL Energy Supply and PPL Electric)

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents.  The change in restricted cash and cash equivalents is reported as an investing activity on the Statements of Cash Flows.  On the Balance Sheets, the current portion of restricted cash and cash equivalents is shown as "Restricted cash and cash equivalents" for PPL and PPL Energy Supply and included in "Other current assets" for PPL Electric, while the noncurrent portion is included in "Other noncurrent assets" for all three Registrants.

At December 31, the balances of restricted cash and cash equivalents included the following.

	PPL		PPL Energy Supply		PPL Electric
	2014	2013	2014	2013	2014	2013

Margin deposits posted to
counterparties	$175	$67	$175	$67
Low carbon network fund (a)	19	27
Funds deposited with a trustee		12				$12
Ironwood debt service reserves	17	17	17	17
Other	13	11	1	1	$3
	$224	$134	$193	$85	$3	$12

(a)	Funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.

Fair Value Measurements (All Registrants)

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

(All Registrants)

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
•
there is no intent or requirement to sell the security before recovery, the portion of the other-than-temporary impairment that is considered a credit loss, if any, is recognized currently in earnings and the remainder of the other-than-temporary impairment is reported in OCI, net of tax.

Unrealized gains and losses on available-for-sale equity securities are reported, net of tax, in OCI.  When an equity security's decline in fair value below cost is determined to be an other-than-temporary impairment, the unrealized loss is recognized currently in earnings.  See Notes 16 and 20 for additional information on investments in debt and equity securities.

Equity Method Investment (PPL, LKE and KU)

Investments in entities over which PPL, LKE and KU have the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting and are reported in "Other Investments" on PPL's Balance Sheet and in "Other noncurrent assets" on LKE's and KU's Balance Sheets.  In accordance with the accounting guidance for equity method investments, the recoverability of the investment is periodically assessed.  If an identified event or change in circumstances requires an impairment evaluation, the fair value of the investment is assessed.  The difference between the carrying amount of the investment and its estimated fair value is recognized as an impairment loss when the loss in value is deemed other-than-temporary and such loss is included in "Other-Than-Temporary Impairments" on the Statements of Income.

KU owns 20% of the common stock of EEI, which is accounted for as an equity method investment.  During 2012, KU recorded losses of $8 million from its share of EEI's operating results.  In December 2012, KU concluded that an other-than-temporary decline in the value of its investment in EEI had occurred.  KU recorded an impairment charge of $25 million ($15 million, after-tax) which reduced the investment balance to zero, the estimated fair value at December 31, 2014, 2013 and 2012.  See Note 16 for additional information.

Cost Method Investment (LKE, LG&E and KU)

LG&E and KU each have an investment in OVEC, which is accounted for using the cost method.  The investment is recorded in "Other noncurrent assets" on the LKE, LG&E and KU Balance Sheets and in "Other investments" on the PPL Balance Sheets.  LG&E and KU and ten other electric utilities are equity owners of OVEC.  OVEC's power is currently supplied to LG&E and KU and 11 other companies affiliated with the various owners.  LG&E and KU own 5.63% and 2.5% of OVEC's common stock.  Pursuant to a power purchase agreement, LG&E and KU are contractually entitled to their ownership percentage of OVEC's output, which is approximately 120 MW for LG&E and approximately 53 MW for KU.

LG&E's and KU's combined investment in OVEC is not significant.  The direct exposure to loss as a result of LG&E's and KU's involvement with OVEC is generally limited to the value of their investments; however, LG&E and KU are conditionally responsible for a pro-rata share of certain OVEC obligations.  As part of PPL's acquisition of LKE, the value of the power purchase contract was recorded as an intangible asset with an offsetting regulatory liability, both of which are being amortized using the units-of-production method until March 2026, the expiration date of the agreement.  See Notes 13 and 18 for additional discussion on the power purchase agreement.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(All Registrants)

PP&E is recorded at original cost, unless impaired.  PP&E acquired in business combinations is recorded at fair value at the time of acquisition, which establishes its original cost.  If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset.  Original cost for constructed assets includes material, labor, contractor costs, certain overheads and financing costs, where applicable.  The cost of repairs and minor replacements are charged to expense as incurred.  The Registrants record costs associated with planned major maintenance projects in the period in which the costs are incurred.  No costs associated with planned major maintenance projects are accrued in advance of the period in which the work is performed.  LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices.  Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred.  See "Asset Retirement Obligations" below and Note 6 for additional information.  PPL Electric records net cost of removal when incurred as a regulatory asset.  The regulatory asset is subsequently amortized through depreciation over a five-year period, which is recoverable in customer rates in accordance with regulatory practices.

(All Registrants except PPL Energy Supply)

AFUDC is capitalized at PPL Electric as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service.  The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income.  LG&E and KU generally do not record AFUDC, except for certain instances in KU's FERC approved rates charged to its municipal customers, as a return is provided on construction work in progress.

(PPL and PPL Energy Supply)

Nuclear fuel-related costs, including fuel, conversion, enrichment, fabrication and assemblies, are capitalized as PP&E.  Such costs are amortized as the fuel is spent using the units-of-production method and included in "Fuel" on the Statements of Income.

PPL and PPL Energy Supply capitalize interest costs as part of construction costs.  Capitalized interest, excluding AFUDC for PPL, was as follows.

		PPL
	PPL	Energy Supply

2014	$34	$23
2013	46	37
2012	53	47

Depreciation

(All Registrants)

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

Following are the weighted-average rates of depreciation at December 31.

	2014
		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Regulated utility plant	2.92		2.46	3.80	4.05	3.63
Non-regulated PP&E - Generation	3.28	3.28

	2013
		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Regulated utility plant	2.94		2.61	4.07	4.52	3.77
Non-regulated PP&E - Generation	3.10	3.10

(PPL, LKE, LG&E and KU)

The KPSC approved new lower depreciation rates for LG&E and KU as part of the rate-case settlement agreement reached in November 2012.  Effective January 1, 2013, the new rates resulted in annual reductions in depreciation expense of approximately $22 million ($8 million for LG&E and $14 million for KU).

(All Registrants)

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

A long-lived asset classified as held and used is impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If impaired, the asset's carrying value is written down to its fair value.  See Note 16 for a discussion of asset impairments, including the Corette coal-fired plant and the Kerr Dam Project, both in Montana.

A long-lived asset classified as held for sale is impaired when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If impaired, the asset's (disposal group's) carrying value is written down to its fair value less cost to sell.

The depressed level of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models, has put pressure on the recoverability assessment of PPL Energy Supply's investment in its Pennsylvania coal-fired generation assets.  In the fourth quarter of 2013, after updating its fundamental pricing models in conjunction with the annual business planning process, management tested the Brunner Island and Montour plants for impairment and concluded neither plant was impaired as of December 31, 2013.  The recoverability assessment is very sensitive to forward energy and capacity price assumptions as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operations and maintenance expenditures, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  There were no events or changes in circumstances that indicated a recoverability assessment was required to be performed in 2014.  The carrying value of these assets was $2.6 billion as of December 31, 2014 ($1.4 billion for Brunner Island and $1.2 billion for Montour).

PPL, PPL Energy Supply, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value.  Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed.  PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's reporting units are at the operating segment level.

PPL, PPL Energy Supply, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment.

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

PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill in the fourth quarter of 2014 and determined that it was not more likely than not that the fair values of their reporting units were less than their carrying values.

PPL, for its Supply segment, and PPL Energy Supply elected to bypass step zero and quantitatively tested the goodwill of these reporting units for impairment in the fourth quarter of 2014 and no impairment was recognized.

Asset Retirement Obligations

PPL and its subsidiaries record liabilities to reflect various legal obligations associated with the retirement of long-lived assets.  Initially, this obligation is measured at fair value and offset with an increase in the value of the capitalized asset, which is depreciated over the asset's useful life.  Until the obligation is settled, the liability is increased through the recognition of accretion expense classified within "Other operation and maintenance" on the Statements of Income to reflect changes in the obligation due to the passage of time.  The accretion and depreciation expenses recorded by LG&E and KU are recorded as a regulatory asset, such that there is no earnings impact.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset.  See Note 19 for additional information on AROs.

Compensation and Benefits

Defined Benefits (All Registrants)

Certain PPL subsidiaries sponsor various defined benefit pension and other postretirement plans.  An asset or liability is recorded to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, for LG&E, KU and PPL Electric, to regulatory assets or liabilities.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.

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

See Note 11 for a discussion of defined benefits.

Stock-Based Compensation

(All Registrants except LG&E and KU)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors.  PPL grants most stock-based awards in the first quarter of each year.  PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method.  Stock options that vest in installments are valued as a single award.  PPL grants stock options with an exercise price that is not less than the fair value of PPL's common stock on the date of grant.  See Note 10 for a discussion of stock-based compensation.  All awards are recorded as equity or a liability on the Balance Sheets.  Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income.  Stock-based compensation expense for PPL Energy Supply, PPL Electric and LKE includes an allocation of PPL Services' expense.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

The Registrants record the receipt of grants related to assets as a reduction to the book basis of the property and the related deferred income taxes as an immediate reduction to income tax expense.

See Note 5 for additional discussion regarding income taxes including management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested.  Based on this conclusion, PPL Global does not record U.S. taxes on WPD's undistributed earnings.

(All Registrants except PPL Energy Supply)

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

(All Registrants except PPL)

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

	2014	2013

PPL Energy Supply	$105	$44
PPL Electric	(25)	(19)
LKE	136	(28)
LG&E	74	(8)
KU	60	(27)

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" and PPL presents value-added taxes in "Taxes" on the Balance Sheets.  These taxes are not reflected on the Statements of Income.  See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Other

Leases

(All Registrants)

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes.  See Note 9 for a discussion of arrangements under which PPL Energy Supply, LG&E and KU are lessees for accounting purposes.

Fuel, Materials and Supplies

(All Registrants)

Fuel, natural gas stored underground and materials and supplies are valued at the lower of cost or market using the average cost method.  Fuel costs for electric generation are charged to expense as used.  For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system.  See Note 6 for further discussion of the fuel adjustment clause and gas supply clause.

(All Registrants except PPL Electric)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31.

	PPL		PPL Energy Supply		LKE		LG&E		KU
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Fuel	$408	$305	$243	$163	$166	$141	$66	$64	$100	$77
Natural gas stored underground (a)	62	49	7	2	54	48	54	48
Materials and supplies	366	348	205	193	91	89	42	42	49	47
Total	$836	$702	$455	$358	$311	$278	$162	$154	$149	$124

(a)	The majority of LKE's and LG&E's natural gas stored underground is held to serve retail customers.

Guarantees (All Registrants)

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception.  However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure.  See Note 13 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

PPL and PPL Electric restore all shares of common stock acquired to authorized but unissued shares of common stock upon acquisition.

Foreign Currency Translation and Transactions (PPL)

WPD's functional currency is the GBP, which is the local currency in the U.K.  As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the period included in PPL's results of operations.  Adjustments resulting from foreign currency translation are recorded in AOCI.

Gains or losses relating to foreign currency transactions are recognized in "Other Income (Expense) - net" on the Statements of Income.  See Note 15 for additional information.

New Accounting Guidance Adopted (All Registrants)

Accounting for Obligations Resulting from Joint and Several Liability Arrangements

Effective January 1, 2014, the Registrants retrospectively adopted accounting guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements when the amount of the obligation is fixed at the reporting date.  If the obligation is determined to be in the scope of this guidance, it will be measured as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  This guidance also requires additional disclosures for these obligations.

The adoption of this guidance did not have a significant impact on the Registrants.

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective January 1, 2014, PPL prospectively adopted accounting guidance that requires a cumulative translation adjustment to be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For the step acquisition of previously held equity method investments that are foreign entities, this guidance clarifies that the amount of accumulated other comprehensive income that is reclassified and included in the calculation of a gain or loss shall include any foreign currency translation adjustment related to that previously held investment.

The initial adoption of this guidance did not have a significant impact on PPL; however, the impact in future periods could be material.

Presentation of Unrecognized Tax Benefits When Net Operating Loss Carryforwards, Similar Tax Losses, or Tax Credit Carryforwards Exist

Effective January 1, 2014, the Registrants prospectively adopted accounting guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The adoption of this guidance did not have a significant impact on the Registrants.

2.  Segment and Related Information

(PPL)

PPL is organized into four segments:  U.K. Regulated, Kentucky Regulated, Pennsylvania Regulated and Supply.  PPL's segments are split between its regulated and competitive businesses with its regulated businesses further segmented by geographic location.

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs.

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

The Supply segment consists primarily of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as its competitive generation operations.  In addition, certain financing and other costs are allocated to the Supply segment.

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  The transaction is expected to close in the second quarter of 2015.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 for additional information.

"Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain other unallocated costs, which is presented to reconcile segment information to PPL's consolidated results.

Financial data for the segments are:

Income Statement Data	2014	2013	2012
Revenues from external customers by product
U.K. Regulated
Utility service (a)	$2,573	$2,359	$2,289
Energy-related businesses	48	44	47
Total	2,621	2,403	2,336
Kentucky Regulated
Utility service (a)	3,168	2,976	2,759

	2014	2013	2012
Pennsylvania Regulated
Utility service (a)	2,044	1,866	1,760
Supply
Energy (b)	3,051	3,936	4,816
Energy-related businesses	601	527	461
Total	3,652	4,463	5,277
Corporate and Other	14	13
Total	11,499	11,721	12,132

Intersegment electric revenues
Supply (c)	84	51	79

Depreciation
U.K. Regulated	337	300	279
Kentucky Regulated	354	334	346
Pennsylvania Regulated	185	178	160
Supply	297	299	276
Corporate and Other	47	31	26
Total	1,220	1,142	1,087

Amortization (d)
U.K. Regulated	17	19	15
Kentucky Regulated	25	22	27
Pennsylvania Regulated	19	19	18
Supply	163	156	126
Corporate and Other	4	6
Total	228	222	186

Unrealized (gains) losses on derivatives and other hedging activities (b)
U.K. Regulated	(199)	44	52
Kentucky Regulated	12	12	11
Supply	12	180	(36)
Total	(175)	236	27

Interest Expense
U.K. Regulated	461	425	421
Kentucky Regulated	219	212	219
Pennsylvania Regulated	122	108	99
Supply	181	216	212
Corporate and Other	41	33
Total	1,024	994	951

Income from Continuing Operations Before Income Taxes
U.K. Regulated	1,311	993	953
Kentucky Regulated	501	484	263
Pennsylvania Regulated	423	317	204
Supply (b) (e)	246	(477)	589
Corporate and Other (f)	(117)	(57)
Total	2,364	1,260	2,009

Income Taxes (g)
U.K. Regulated	329	71	150
Kentucky Regulated	189	179	80
Pennsylvania Regulated	160	108	68
Supply	93	(174)	220
Corporate and Other (f)	10	(21)
Total	781	163	518

Deferred income taxes and investment tax credits (h)
U.K. Regulated	94	(45)	26
Kentucky Regulated	449	254	136
Pennsylvania Regulated	87	127	114
Supply	(110)	(291)	141
Corporate and Other (f)	36	32
Total	556	77	417

	2014	2013	2012
Net Income Attributable to PPL Shareowners
U.K. Regulated	982	922	803
Kentucky Regulated	312	307	177
Pennsylvania Regulated	263	209	132
Supply (b) (e) (i)	307	(272)	414
Corporate and Other (f)	(127)	(36)
Total	$1,737	$1,130	$1,526

Cash Flow Data	2014	2013	2012
Expenditures for long-lived assets
U.K. Regulated	$1,438	$1,280	$1,016
Kentucky Regulated	1,262	1,434	768
Pennsylvania Regulated	957	942	633
Supply	431	568	736
Corporate and Other	66	59
Total	$4,154	$4,283	$3,153

	As of December 31,
	2014	2013
Balance Sheet Data
Total Assets
U.K. Regulated	$16,005	$15,895
Kentucky Regulated	13,062	12,016
Pennsylvania Regulated	7,785	6,846
Supply	11,025	11,408
Corporate and Other (j)	987	94
Total	$48,864	$46,259

	2014	2013	2012
Geographic Data
Revenues from external customers
U.K.	$2,621	$2,403	$2,336
U.S.	8,878	9,318	9,796
Total	$11,499	$11,721	$12,132

	As of December 31,
	2014	2013
Long-Lived Assets
U.K.	$11,942	$11,384
U.S.	23,572	22,638
Total	$35,514	$34,022

(a)	See Note 1 for additional information on Utility Revenue.
(b)	Includes unrealized gains and losses from economic activity. See Note 17 for additional information.
(c)	See "PLR Contracts/Purchase of Accounts Receivable" in Note 14 for a discussion of the basis of accounting between reportable segments.
(d)	Represents non-cash expense items that include amortization of nuclear fuel, regulatory assets, debt discounts and premiums, debt issuance costs, emission allowances and RECs.
(e)	2013 includes a charge of $697 million ($413 million after tax) for the termination of the lease of the Colstrip coal-fired electric generating facility. See Note 8 for additional information.
(f)
2014 includes most of the costs related to the anticipated spinoff of PPL Energy Supply, including deferred income tax expense, transaction and transition costs and separation benefits for PPL Services employees.  See Note 8 for additional information.

(g)	Represents both current and deferred income taxes, including investment tax credits.
(h)	Represents a non-cash expense item that is also included in "Income Taxes."
(i)	2014 includes a gain of $237 million ($137 million after tax) on the sale of the Montana hydroelectric generating facilities. See Note 8 for additional information.
(j)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions. Increase in 2014 was primarily due to increased cash on hand.

(All Registrants except PPL)
PPL Energy Supply, PPL Electric, LKE, LG&E and KU each operate within a single reportable segment.

3.  Preferred Securities

(PPL)

In June 2012, PPL Electric redeemed all $250 million of its preference stock at par value, without premium.

PPL is authorized to issue up to 10 million shares of preferred stock.  No PPL preferred stock was issued or outstanding in 2014, 2013 or 2012.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock.  No PPL Electric preferred stock was issued or outstanding in 2014, 2013 or 2012.  Prior to October 31, 2013, PPL Electric was authorized to issue up to 10 million shares of preference stock.  In June 2012, PPL Electric redeemed, at par, all 2.5 million shares of its outstanding 6.25% Series Preference Stock (Preference Shares), par value of $100 per share.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value.  LG&E had no preferred stock issued or outstanding in 2014, 2013 or 2012.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value.  KU had no preferred or preference stock issued or outstanding in 2014, 2013 or 2012.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method or If-Converted Method, as applicable.  Incremental non-participating securities that have a dilutive impact are detailed in the table below.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31 used in the EPS calculation are:

	2014	2013	2012
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL shareowners	$1,583	$1,096	$1,486
Less amounts allocated to participating securities	8	6	8
Less issuance costs on subsidiary's preferred securities redeemed			6
Income from continuing operations after income taxes available to PPL common
shareowners - Basic	1,575	1,090	1,472
Plus interest charges (net of tax) related to Equity Units (a)	9	44
Income from continuing operations after income taxes available to PPL common
shareowners - Diluted	$1,584	$1,134	$1,472

Income (loss) from discontinued operations (net of income taxes) available to PPL
common shareowners - Basic and Diluted	$154	$34	$40

Net income attributable to PPL shareowners	$1,737	$1,130	$1,526
Less amounts allocated to participating securities	9	6	8
Less issuance costs on subsidiary's preferred securities redeemed			6
Net income available to PPL common shareowners - Basic	1,728	1,124	1,512
Plus interest charges (net of tax) related to Equity Units	9	44
Net income available to PPL common shareowners - Diluted	$1,737	$1,168	$1,512

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	653,504	608,983	580,276
Add incremental non-participating securities:
Share-based payment awards (b)	1,910	1,062	563
Equity Units (a)	10,559	52,568
Forward sale agreements and purchase contracts (b)		460	787
Weighted-average shares - Diluted EPS	665,973	663,073	581,626

	2014	2013	2012
Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.41	$1.79	$2.55
Income (loss) from discontinued operations (net of income taxes)	0.23	0.06	0.06
Net Income	$2.64	$1.85	$2.61

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.38	$1.71	$2.54
Income (loss) from discontinued operations (net of income taxes)	0.23	0.05	0.06
Net Income	$2.61	$1.76	$2.60

(a)
In 2014 and 2013, the If-Converted Method was applied to the Equity Units prior to settlement.  See Note 7 for additional information on the Equity Units, including the issuance of PPL common stock to settle the Purchase contracts.

(b)	The Treasury Stock Method was applied to non-participating share-based payment awards, forward sale agreements and the 2010 Purchase Contracts for 2012.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

2014

Stock-based compensation plans (a)	2,985
DRIP	868

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	2014	2013	2012

Stock options	1,816	4,446	5,293
Performance units	5	55	58
Restricted stock units	31	29

5.  Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes" included the following.

	2014	2013	2012

Domestic income	$1,157	$201	$1,000
Foreign income	1,207	1,059	1,009
Total	$2,364	$1,260	$2,009

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

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2014	2013
Deferred Tax Assets
Deferred investment tax credits (a)	$63	$137
Regulatory obligations	131	144
Accrued pension costs	298	140
Federal loss carryforwards	151	331
State loss carryforwards	304	304
Federal and state tax credit carryforwards (a)	209	332
Foreign capital loss carryforwards	446	467
Foreign loss carryforwards	6	6
Foreign - pensions	182	202
Foreign - regulatory obligations	23	26
Foreign - other	11	12
Contributions in aid of construction	138	137
Domestic - other	273	211
Unrealized losses on qualifying derivatives	46
Valuation allowances	(700)	(663)
Total deferred tax assets	1,581	1,786

Deferred Tax Liabilities
Domestic plant - net (a)	4,453	4,073
Taxes recoverable through future rates	156	151
Unrealized gain on qualifying derivatives	28	37
Other regulatory assets	322	244
Reacquired debt costs	31	34
Foreign plant - net	854	859
Domestic - other	58	78
Total deferred tax liabilities	5,902	5,476
Net deferred tax liability	$4,321	$3,690

(a)
During 2014, PPL accepted U.S. government grants for hydroelectric plant expansions resulting in reductions of investment tax credits previously claimed and reductions in the carrying value of the related plants.  See Note 8 for additional information.

At December 31, PPL had the following loss and tax credit carryforwards.

	2014	Expiration

Loss carryforwards
Federal net operating losses (a)	$432	2031-2032
State net operating losses (a) (b)	5,059	2017-2034
State contributions	33	2015-2018
Foreign net operating losses (c)	29	Indefinite
Foreign capital losses (d)	2,231	Indefinite

Credit carryforwards
Federal investment tax credit	125	2025-2028
Federal alternative minimum tax credit	44	Indefinite
Federal - other	34	2016-2034
State - other	8	2022

State capital loss and foreign tax credit carryforwards were insignificant at December 31, 2014.

(a)
Includes an insignificant amount of federal and state net operating loss carryforwards from excess tax deductions related to stock compensation for which a tax benefit will be recorded in Equity when realized.

(b)	A valuation allowance of $238 million has been recorded against the deferred tax assets for these losses.
(c)	A valuation allowance of $6 million has been recorded against the deferred tax assets for these losses.
(d)	A valuation allowance of $446 million has been recorded against the deferred tax assets for these losses.

Valuation allowances have been established for the amount that, more likely than not, will not be realized.  The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2014	$663	$57	$6	$26		$700
2013	706	29		72	(a)	663
2012	724	18	10	46	(a)	706

(a)
The reductions of the U.K. statutory income tax rate in 2013 and 2012 resulted in $67 million and $46 million in reductions in deferred tax assets and the corresponding valuation allowances.  See "Reconciliation of Income Tax Expense" below for more information on the impact of the U.K. Finance Acts 2013 and 2012.

PPL Global does not record U.S. income taxes on the undistributed earnings of WPD, with the exception of certain financing entities, as management has determined that the earnings are indefinitely reinvested.  Historically, dividends paid by WPD have been distributions from current year's earnings.  WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings, and WPD would have to issue debt or access credit facilities to fund any distributions in excess of current earnings.  Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate distributions from WPD in excess of some portion of future WPD earnings.  The cumulative undistributed earnings are included in "Earnings Reinvested" on the Balance Sheets.  The amounts considered indefinitely reinvested at December 31, 2014 and 2013 were $3.7 billion and $2.9 billion, respectively.  If the WPD undistributed earnings were remitted as dividends, PPL Global could be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2014	2013	2012
Income Tax Expense (Benefit)
Current - Federal	$43	$(91)	$(15)
Current - State	30	(4)	(5)
Current - Foreign	152	181	121
Total Current Expense	225	86	101
Deferred - Federal	345	75	547
Deferred - State	136	45	100
Deferred - Foreign	96	(53)	35
Total Deferred Expense, excluding operating loss carryforwards	577	67	682

Investment tax credit, net - Federal	(7)	(8)	(10)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal (a)	8	36	(195)
Deferred - State	(22)	(18)	(60)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(14)	18	(255)
Total income taxes from continuing operations	$781	$163	$518

Total income tax expense - Federal	$389	$12	$327
Total income tax expense - State	144	23	35
Total income tax expense - Foreign	248	128	156
Total income taxes from continuing operations	$781	$163	$518

(a)
A 2012 Federal income tax return adjustment was recorded in 2013 related to a reduction in the 2012 NOL recorded in the filed return.  The reduction was primarily due to PPL's decision, at the time of filing, to utilize regular modified accelerated cost recovery system (MACRS) depreciation rates for certain non-regulated assets otherwise eligible for bonus tax depreciation.

In the table above, the following income tax expense (benefits) are excluded from income taxes from continuing operations.

	2014	2013	2012

Discontinued operations	$109	$18	$23
Stock-based compensation recorded to Additional Paid-in Capital	(4)	(2)	(1)
Valuation allowance on state deferred taxes related to issuance costs of Purchase Contracts
recorded to Additional Paid-in Capital		(2)
Other comprehensive income	190	159	(526)
Valuation allowance on state deferred taxes recorded to other comprehensive income		(7)
Total	$295	$166	$(504)

	2014	2013	2012
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$827	$441	$703
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	41	(9)	25
State valuation allowance adjustments (a)	55	24	13
Impact of lower U.K. income tax rates (b)	(167)	(129)	(110)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	53	9	26
Federal and state tax reserves adjustments (d)	(1)	(43)	(1)
Federal and state income tax return adjustments (e)	2	(5)	16
Impact of the U.K. Finance Acts on deferred tax balances (b)	(1)	(97)	(75)
Federal income tax credits (f)	(1)	(9)	(11)
Depreciation not normalized	(7)	(8)	(11)
State deferred tax rate change (g)	(1)	15	(19)
Intercompany interest on U.K. financing entities	(8)	(10)	(9)
Other	(11)	(16)	(29)
Total increase (decrease)	(46)	(278)	(185)
Total income taxes from continuing operations	$781	$163	$518
Effective income tax rate	33.0%	12.9%	25.8%

(a)
As a result of the PPL Energy Supply spinoff announcement, PPL recorded $50 million deferred income tax expense during 2014 to adjust the valuation allowance on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.  See Note 8 for additional information on the anticipated spinoff.

During 2013, PPL recorded $23 million of state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income at PPL Energy Supply over the remaining carryforward period of Pennsylvania net operating losses.

(b)
The U.K. Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2013 related to both rate decreases.

The U.K. Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2012 related to both rate decreases.

(c)	During 2014, PPL recorded $47 million of income tax expense primarily attributable to taxable dividends.

During 2013, PPL recorded $28 million of income tax expense resulting from increased taxable dividends offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.

During 2012, PPL recorded a $23 million adjustment to federal income tax expense related to the recalculation of 2010 U.K. earnings and profits.
(d)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its federal income tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with the finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition and oral argument was held in February 2013.  On May 20, 2013, the Supreme Court reversed the Third Circuit's opinion and ruled that the WPT is a creditable tax.  As a result of the Supreme Court ruling, PPL recorded a tax benefit of $44 million during 2013, of which $19 million relates to interest.

PPL recorded a tax benefit of $7 million during 2013 and $6 million during 2012 federal and state income tax reserves related to stranded cost securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization was zero.

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

(f)
During 2013 and 2012, PPL recorded deferred tax benefits related to investment tax credits on progress expenditures for the Holtwood hydroelectric plant expansion.  See Note 8 for additional information.

(g)
During 2014, 2013 and 2012, PPL recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.

	2014	2013	2012
Taxes, other than income
State gross receipts	$147	$135	$135
Foreign property	157	147	147
Domestic Other	70	69	70
Total	$374	$351	$352

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

Significant components of PPL Energy Supply's deferred income tax assets and liabilities were as follows:

	2014	2013
Deferred Tax Assets
Deferred investment tax credits (a)	$11	$84
Accrued pension costs	98	39
Federal loss carryforwards	22	28
Federal tax credit carryforwards (a)	13	131
State loss carryforwards	79	80
Other	79	69
Valuation allowances	(78)	(78)
Total deferred tax assets	224	353

Deferred Tax Liabilities
Plant - net (a)	1,374	1,392
Unrealized gain on qualifying derivatives	28	38
Other	42	46
Total deferred tax liabilities	1,444	1,476
Net deferred tax liability	$1,220	$1,123

(a)
During 2014, PPL accepted U.S. government grants for hydroelectric plant expansions resulting in reductions of investment tax credits previously claimed and reductions in the carrying value of the related plants.  See Note 8 for additional information.

At December 31, PPL Energy Supply had the following loss and tax credit carryforwards.

	2014	Expiration
Loss carryforwards
Federal net operating losses	$63	2031-2032
State net operating losses (a)	1,228	2018-2034

Credit carryforwards
Federal AMT credit	6	Indefinite
Federal - other	7	2031-2034

(a) A valuation allowance of $78 million has been recorded against the deferred tax assets for these losses.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were:

		Additions
	Balance at		Charged to		Balance
	Beginning	Charged	Other		at End
	of Period	to Income	Accounts	Deductions	of Period

2014	$78				$78
2013	74	$4			78
2012	72	2			74

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2014	2013	2012
Income Tax Expense (Benefit)
Current - Federal	$28	$118	$74
Current - State	13	16	19
Total Current Expense	41	134	93
Deferred - Federal	66	(285)	187
Deferred - State	11	(27)	7
Total Deferred Expense (Benefit), excluding operating loss carryforwards	77	(312)	194

Investment tax credit, net - federal	(2)	(3)	(2)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal (a)		22	(48)
Deferred - State			(1)
Total Tax Expense (Benefit) of Operating Loss Carryforwards		22	(49)
Total income taxes (benefits) from continuing operations (b)	$116	$(159)	$236

Total income tax expense (benefit) - Federal	$92	$(148)	$211
Total income tax expense (benefit) - State	24	(11)	25
Total income taxes (benefits) from continuing operations (b)	$116	$(159)	$236

(a)
A 2012 federal income tax return adjustment was recorded in 2013 related to a reduction in the 2012 NOL recorded in the filed return.  The reduction was primarily due to PPL's decision, at the time of filing, to utilize regular MACRS depreciation rates for certain non-regulated assets otherwise eligible for bonus tax depreciation.

(b)
Excludes current and deferred federal and state tax expense recorded to Discontinued Operations of $109 million, $17 million and $27 million in 2014, 2013 and 2012.  Also excludes federal and state tax expense (benefit) recorded to OCI of $(56) million, $47 million and $(267) million in 2014, 2013 and 2012.

	2014	2013	2012
Reconciliation of Income Tax Expense
Federal income tax on Income (Loss) from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$106	$(147)	$233
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	17	(24)	30
State deferred tax rate change (a)	(1)	15	(19)
Federal income tax credits (b)		(8)	(11)
Other	(6)	5	3
Total increase (decrease)	10	(12)	3
Total income taxes from continuing operations	$116	$(159)	$236
Effective income tax rate	38.3%	37.9%	35.5%

(a)
During 2014, 2013 and 2012, PPL Energy Supply recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.

(b)
During 2013 and 2012, PPL Energy Supply recorded deferred tax benefits related to investment tax credits on progress expenditures for the Holtwood hydroelectric plant expansion.  See Note 8 for additional information.

	2014	2013	2012
Taxes, other than income
State gross receipts	$45	$37	$35
State capital stock	1	1	5
Property and other	11	15	15
Total	$57	$53	$55

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows.

	2014	2013
Deferred Tax Assets
Accrued pension costs	$85	$42
Contributions in aid of construction	110	109
Regulatory obligations	39	38
State loss carryforwards	30	35
Federal loss carryforwards	51	72
Other	54	45
Total deferred tax assets	369	341

Deferred Tax Liabilities
Electric utility plant - net	1,453	1,366
Taxes recoverable through future rates	132	129
Reacquired debt costs	20	23
Other regulatory assets	173	129
Other	16	8
Total deferred tax liabilities	1,794	1,655
Net deferred tax liability	$1,425	$1,314

At December 31, PPL Electric had the following loss carryforwards.

	2014	Expiration

Loss carryforwards
Federal net operating losses	$146	2031-2032
State net operating losses	467	2030-2032

Credit and state contribution carryforwards were insignificant at December 31, 2014.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2014	2013	2012
Income Tax Expense (Benefit)
Current - Federal	$60	$(15)	$(28)
Current - State	15	(4)	(18)
Total Current Expense (Benefit)	75	(19)	(46)
Deferred - Federal	70	109	162
Deferred - State	16	16	42
Total Deferred Expense, excluding operating loss carryforwards	86	125	204

Investment tax credit, net - Federal	(1)	(1)	(1)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal		4	(72)
Deferred - State		(1)	(17)
Total Tax Expense (Benefit) of Operating Loss Carryforwards		3	(89)
Total income tax expense	$160	$108	$68

Total income tax expense - Federal	$129	$97	$61
Total income tax expense - State	31	11	7
Total income tax expense	$160	$108	$68

	2014	2013	2012
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$148	$111	$71
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	22	16	9
Federal and state tax reserves adjustments (a)	(1)	(9)	(8)
Federal and state income tax return adjustments (b)	1	(1)	7
Depreciation not normalized	(6)	(6)	(8)
Other	(4)	(3)	(3)
Total increase (decrease)	12	(3)	(3)
Total income tax expense	$160	$108	$68
Effective income tax rate	37.8%	34.1%	33.3%

(a)
PPL Electric recorded a tax benefit of $7 million during 2013 and $6 million during 2012 to federal and state income tax reserves related to stranded cost securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization was zero.

(b)
PPL Electric changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL Electric adopted the safe harbor method with the filing of its 2011 federal income tax return and recorded a $5 million adjustment to federal and state income tax expense in 2012 resulting from the reversal of prior years' state income tax benefits related to regulated depreciation.

	2014	2013	2012
Taxes, other than income
State gross receipts	$102	$98	$101
Other	5	5	4
Total	$107	$103	$105

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

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2014	2013
Deferred Tax Assets
Net operating loss carryforward	$82	$222
Tax credit carryforwards	182	179
Regulatory liabilities	92	107
Accrued pension costs	53	26
Capital loss carryforward		4
Income taxes due to customers	20	23
Deferred investment tax credits	51	52
Derivative liability	45	14
Other	44	43
Valuation allowances		(4)
Total deferred tax assets	569	666

Deferred Tax Liabilities
Plant - net	1,639	1,327
Regulatory assets	143	133
Other	12	12
Total deferred tax liabilities	1,794	1,472
Net deferred tax liability	$1,225	$806

LKE expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, LKE had the following loss and tax credit carryforwards.

	2014	Expiration

Loss carryforwards
Federal net operating losses	$132	2031-2032
State net operating losses	927	2028-2032
State capital losses	1	2016

Credit carryforwards
Federal investment tax credit	125	2025-2028
Federal alternative minimum tax credit	30	Indefinite
Federal - other	27	2016-2034
State - other	8	2022

Changes in deferred tax valuation allowances were:

	Balance at				Balance
	Beginning				at End
	of Period	Additions	Deductions		of Period

2014	$4		$4	(a)
2013	5		1	(a)	$4
2012	5				5

(a)	Primarily related to the expiration of state capital loss carryforwards.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2014	2013	2012
Income Tax Expense (Benefit)
Current - Federal	$(247)	$(59)	$(32)
Current - State	8	10	2
Total Current Expense (Benefit)	(239)	(49)	(30)
Deferred - Federal	437	244	185
Deferred - State	23	20	15
Total Deferred Expense, excluding benefits of operating loss carryforwards	460	264	200
Investment tax credit, net - Federal	(4)	(4)	(6)
Tax benefit of operating loss carryforwards
Deferred - Federal	(8)	(4)	(46)
Deferred - State		(1)	(12)
Total Tax Benefit of Operating Loss Carryforwards	(8)	(5)	(58)
Total income tax expense from continuing operations (a)	$209	$206	$106

Total income tax expense - Federal	$178	$177	$101
Total income tax expense - State	31	29	5
Total income tax expense from continuing operations (a)	$209	$206	$106

(a)
Excludes current and deferred federal and state tax expense (benefit) recorded to Discontinued Operations of less than $1 million in 2014, $1 million in 2013, and $(4) million in 2012.  Also, excludes deferred federal and state tax expense (benefit) recorded to OCI of $(36) million in 2014, $18 million in 2013 and $(12) million in 2012.

	2014	2013	2012
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$194	$193	$116
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	20	20	6
Amortization of investment tax credit	(4)	(4)	(6)
Net operating loss carryforward (a)			(9)
Other	(1)	(3)	(1)
Total increase (decrease)	15	13	(10)
Total income tax expense from continuing operations	$209	$206	$106
Effective income tax rate	37.8%	37.4%	32.0%

(a)	During 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

	2014	2013	2012
Taxes, other than income
Property and other	$52	$48	$46
Total	$52	$48	$46

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2014	2013
Deferred Tax Assets
Regulatory liabilities	$51	$59
Deferred investment tax credits	14	15
Income taxes due to customers	18	19
Derivative liability	32	14
Other	9	14
Total deferred tax assets	124	121

Deferred Tax Liabilities
Plant - net	698	585
Regulatory assets	90	83
Accrued pension costs	28	24
Other	8	8
Total deferred tax liabilities	824	700
Net deferred tax liability	$700	$579

LG&E expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2014, LG&E had $4 million of state credit carryforwards that expire in 2022.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2014	2013	2012
Income Tax Expense (Benefit)
Current - Federal	$(25)	$52	$(2)
Current - State	10	16	3
Total Current Expense (Benefit)	(15)	68	1
Deferred - Federal	114	33	65
Deferred - State	6	(2)	6
Total Deferred Expense, excluding benefits of operating loss carryforwards	120	31	71
Investment tax credit, net - Federal	(2)	(2)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal		(3)
Total Tax Benefit of Operating Loss Carryforwards		(3)
Total income tax expense	$103	$94	$69

Total income tax expense - Federal	$87	$80	$60
Total income tax expense - State	16	14	9
Total income tax expense	$103	$94	$69

	2014	2013	2012
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$95	$90	$67
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	10	5
Amortization of investment tax credit	(2)	(2)	(3)
Other		(4)
Total increase (decrease)	8	4	2
Total income tax expense	$103	$94	$69
Effective income tax rate	37.9%	36.6%	35.9%

	2014	2013	2012
Taxes, other than income
Property and other	$25	$24	$23
Total	$25	$24	$23

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2014	2013
Deferred Tax Assets
Regulatory liabilities	$41	$47
Deferred investment tax credits	37	38
Net operating loss carryforward		23
Income taxes due to customers	2	4
Derivative liability	13
Other	7	8
Total deferred tax assets	100	120

Deferred Tax Liabilities
Plant - net	922	721
Regulatory assets	53	50
Other	7	4
Total deferred tax liabilities	982	775
Net deferred tax liability	$882	$655

KU expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2014, KU had $4 million of state credit carryforwards that expire in 2022.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2014	2013	2012
Income Tax Expense (Benefit)
Current - Federal	$(95)	$51	$(20)
Current - State	6	12	(1)
Total Current Expense (Benefit)	(89)	63	(21)
Deferred - Federal	212	66	111
Deferred - State	14	8	11
Total Deferred Expense, excluding benefits of operating loss carryforwards	226	74	122

	2014	2013	2012
Investment tax credit, net - Federal	(2)	(2)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal		(3)	(20)
Total Tax Benefit of Operating Loss Carryforwards		(3)	(20)
Total income tax expense (a)	$135	$132	$78

Total income tax expense - Federal	$115	$112	$68
Total income tax expense - State	20	20	10
Total income tax expense (a)	$135	$132	$78

(a)	Excludes deferred federal and state tax expense (benefit) recorded to OCI of less than $(1) million in both 2014 and in 2013 and $1 million in 2012.

	2014	2013	2012
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$124	$126	$75
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	14	6
Amortization of investment tax credit	(2)	(2)	(3)
Other		(6)
Total increase (decrease)	11	6	3
Total income tax expense	$135	$132	$78
Effective income tax rate	38.0%	36.7%	36.3%

	2014	2013	2012
Taxes, other than income
Property and other	$27	$24	$23
Total	$27	$24	$23

Unrecognized Tax Benefits (All Registrants)

Changes to unrecognized tax benefits were as follows:

	2014	2013
PPL
Beginning of period	$22		$92
Additions based on tax positions of prior years	1		3
Reductions based on tax positions of prior years	(2)		(32)
Settlements	(1)		(30)
Lapse of applicable statute of limitation			(11)
End of period	$20		$22

PPL Energy Supply
Beginning of period	$15		$30
Reductions based on tax positions of prior years			(15)
End of period	$15		$15

PPL Electric
Beginning of period			$26
Reductions based on tax positions of prior years			(17)
Lapse of applicable statute of limitation			(9)
End of period		$

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant at December 31, 2014 and December 31, 2013.

At December 31, 2014, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For PPL Electric, LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$	$20
PPL Energy Supply		15

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

At December 31, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were as follows.  The amounts for PPL Electric, LKE, LG&E and KU were insignificant.

	2014	2013

PPL	$19	$21
PPL Energy Supply	14	14

At December 31, the following receivable (payable) balances were recorded for interest related to tax positions.  The amounts for PPL Electric, LKE, LG&E and KU were insignificant.

	2014	2013

PPL	$14	$15
PPL Energy Supply	16	15

The following interest expense (benefit) was recognized in income taxes.  The amounts for LKE, LG&E and KU were insignificant.

	2014	2013	2012

PPL	$1	$(30)	$(4)
PPL Energy Supply	(1)	5	(4)
PPL Electric		(7)	(4)

PPL or its subsidiaries file tax returns in five major tax jurisdictions.  The income tax provisions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return.  Based on this tax sharing agreement, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  With few exceptions, at December 31, 2014, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

PPL
	PPL	Energy Supply	PPL Electric	LKE	LG&E	KU
U.S. (federal)	1997 and prior	1997 and prior	1997 and prior	10/31/2010 and prior	10/31/2010 and prior	10/31/2010 and prior
Pennsylvania (state)	2010 and prior	2010 and prior	2008 and prior
Kentucky (state)	2009 and prior			2010 and prior	2010 and prior	2010 and prior
Montana (state)	2010 and prior	2010 and prior
U.K. (foreign)	2011 and prior

6.  Utility Rate Regulation

Regulatory Assets and Liabilities

(All Registrants except PPL Energy Supply)

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

WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.  See Note 1 for additional information.

(PPL, LKE, LG&E and KU)

LG&E is subject to the jurisdiction of the KPSC and FERC, and KU is subject to the jurisdiction of the KPSC, FERC, VSCC and TRA.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means.  As such, LG&E and KU generally earn a return on regulatory assets.

As a result of purchase accounting requirements, certain fair value amounts related to contracts that had favorable or unfavorable terms relative to market were recorded on the Balance Sheets with an offsetting regulatory asset or liability.  LG&E and KU recover in customer rates the cost of coal contracts, power purchases and emission allowances.  As a result, management believes the regulatory assets and liabilities created to offset the fair value amounts at LKE's acquisition date meet the recognition criteria established by existing accounting guidance and eliminate any rate-making impact of the fair value adjustments.  LG&E's and KU's customer rates will continue to reflect the original contracted prices for these contracts.

(PPL, LKE and KU)

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities, except the levelized fuel factor, are excluded from the return on rate base utilized in the calculation of Virginia base rates.  Therefore, no return is earned on the related assets.

KU's rates to municipal customers for wholesale requirements are calculated based on annual updates to a rate formula that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates.  Therefore, no return is earned on the related assets.

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

(All Registrants except PPL Energy Supply)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31.

	PPL		PPL Electric
	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery	$5	$7
Gas supply clause	15	10
Fuel adjustment clause	4	2
Demand side management		8
Transmission service charge	6		$6
Other	7	6	6	$6
Total current regulatory assets	$37	$33	$12	$6

	PPL		PPL Electric
	2014	2013	2014	2013
Noncurrent Regulatory Assets:
Defined benefit plans	$720	$509	$372	$257
Taxes recoverable through future rates	316	306	316	306
Storm costs	124	147	46	53
Unamortized loss on debt	77	85	49	57
Interest rate swaps	122	44
Accumulated cost of removal of utility plant	114	98	114	98
AROs	79	44
Other	10	13		1
Total noncurrent regulatory assets	$1,562	$1,246	$897	$772

Current Regulatory Liabilities:
Generation supply charge	$28	$23	$28	$23
Gas supply clause	6	3
Transmission service charge		8		8
Transmission formula rate	42	20	42	20
Fuel adjustment clause		4
Universal service rider		10		10
Storm damage expense	3	14	3	14
Gas line tracker	3	6
Other	9	2	3	1
Total current regulatory liabilities	$91	$90	$76	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$693	$688
Coal contracts (a)	59	98
Power purchase agreement - OVEC (a)	92	100
Net deferred tax assets	26	30
Act 129 compliance rider	18	15	$18	$15
Defined benefit plans	16	26
Interest rate swaps	84	86
Other	4	5
Total noncurrent regulatory liabilities	$992	$1,048	$18	$15

	LKE		LG&E		KU
	2014	2013	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery	$5	$7	$4	$2	$1	$5
Gas supply clause	15	10	15	10
Fuel adjustment clause	4	2	2	2	2
Demand side management		8		3		5
Other	1				1
Total current regulatory assets	$25	$27	$21	$17	$4	$10

Noncurrent Regulatory Assets:
Defined benefit plans	$348	$252	$215	$164	$133	$88
Storm costs	78	94	43	51	35	43
Unamortized loss on debt	28	28	18	18	10	10
Interest rate swaps	122	44	89	44	33
AROs	79	44	28	21	51	23
Other	10	12	4	5	6	7
Total noncurrent regulatory assets	$665	$474	$397	$303	$268	$171
Current Regulatory Liabilities:
Demand side management	$2		$1		$1
Gas supply clause	6	$3	6	$3
Fuel adjustment clause		4				$4
Gas line tracker	3	6	3	6
Other	4	1			4	1
Total current regulatory liabilities	$15	$14	$10	$9	$5	$5

	LKE		LG&E		KU
	2014	2013	2014	2013	2014	2013
Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$693	$688	$302	$299	$391	$389
Coal contracts (a)	59	98	25	43	34	55
Power purchase agreement - OVEC (a)	92	100	63	69	29	31
Net deferred tax assets	26	30	24	26	2	4
Defined benefit plans	16	26			16	26
Interest rate swaps	84	86	42	43	42	43
Other	4	5	2	2	2	3
Total noncurrent regulatory liabilities	$974	$1,033	$458	$482	$516	$551

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Following is an overview of selected regulatory assets and liabilities detailed in the preceding tables.  Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

(All Registrants except PPL Energy Supply)

Defined Benefit Plans

Defined benefit plan regulatory assets and liabilities represent the portion of unrecognized transition obligation, prior service cost and net actuarial losses that will be recovered in defined benefit plans expense through future base rates based upon established regulatory practices and generally, are amortized over the average remaining service lives of plan participants.  These regulatory assets and liabilities are adjusted at least annually or whenever the funded status of defined benefit plans is re-measured.  Of the regulatory asset and liability balances recorded, costs of $58 million for PPL, $18 million for PPL Electric, $40 million for LKE, $25 million for LG&E and $15 million for KU are expected to be amortized into net periodic defined benefit costs in 2015.

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes.  Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts.  PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred.  LG&E's and KU's storm costs are being amortized through various dates ending in 2020.

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing).  Such costs are being amortized through 2029 for PPL Electric, 2035 for LG&E and through 2040 for PPL, LKE and KU.

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

Transmission Formula Rate

PPL Electric's transmission revenues are billed in accordance with a FERC-approved open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is based on prior year expenditures and forecasted current calendar year transmission plant additions.  An adjustment to the prior year expenditures is recorded as a regulatory asset or regulatory liability.

Universal Service Rider (USR)

PPL Electric's distribution rates permit recovery of applicable costs associated with the universal service programs provided to PPL Electric's residential customers.  Universal service programs include low-income programs, such as OnTrack and Winter Relief Assistance Program (WRAP).  OnTrack is a special payment program for low-income households within the federal poverty level that have difficulty paying their electric bills.  This program is funded by residential customers and administered by community-based organizations.  Customers who participate in OnTrack receive assistance in the form of reduced payment arrangements, protection against termination of electric service and referrals to other community programs and services.  The WRAP program reduces electric bills and improves living comfort for low-income customers by providing services such as weatherization measures and energy education services.  The USR is applied to distribution charges for each customer who receives distribution service under PPL Electric's residential service rate schedules.  The USR contains a reconciliation mechanism whereby any over- or under-recovery from the current year is refunded to or recovered from residential customers through the adjustment factor determined for the subsequent year.

Storm Damage Expense

In accordance with the PUC's December 2012 final rate case order, PPL Electric proposed the establishment of a Storm Damage Expense Rider (SDER) with the PUC.  In April 2014, the PUC issued a final order approving the SDER with a January 1, 2015 effective date.  On June 20, 2014, the Office of Consumer Advocate (OCA) filed a petition requesting the Commonwealth Court of Pennsylvania to reverse and remand the April 2014 order, which petition remains outstanding.  On January 15, 2015, the PUC issued an order modifying the effective date of the SDER to February 1, 2015.  See below under "Regulatory Matters - Pennsylvania Activities" for additional information on the SDER.

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

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, Phase I of PPL Electric's energy efficiency and conservation plan was approved by a PUC order in October 2009.  The order allows PPL Electric to recover the maximum $250 million cost of the program ratably over the life of the plan, from January 1, 2010 through May 31, 2013.  Phase II of PPL's energy efficiency and conservation plan allows PPL Electric to recover the maximum $185 million cost of the program over the three year period June 1, 2013 through May 31, 2016.  The plan includes programs intended to reduce electricity consumption.  The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs.  The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider.  The actual program costs are reconcilable, and any over- or under-recovery from customers will be refunded or recovered at the end of the program.  See below under "Regulatory Matters - Pennsylvania Activities" for additional information on Act 129.

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements which apply to coal combustion wastes and by-products from coal-fired electric generating facilities.  The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period.  The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered within 12 months.  As a result of the settlement agreement in the 2012 rate case, beginning in 2013, LG&E and KU began receiving a 10.25% return on equity for all ECR projects included in the 2009 and 2011 compliance plans.  In 2012 and 2011, LG&E and KU were authorized to receive a 10.63% return on equity for projects associated with the 2009 compliance plan and a 10.10% return on equity for projects associated with the 2011 compliance plan.

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC.  The gas supply clause includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share variances between actual costs and market indices between the shareholders and the customers during each performance-based rate year (12 months ending October 31).  The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered within 18 months.

Fuel Adjustment Clauses

LG&E's and KU's retail electric rates contain a fuel adjustment clause, whereby variances in the cost of fuel to generate electricity, including transportation costs, from the costs embedded in base rates are adjusted in LG&E's and KU's rates.  The KPSC requires public hearings at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel adjustment clause and, to the extent appropriate, reestablish the fuel charge included in base rates.  The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

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

Demand Side Management

LG&E's and KU's DSM programs consist of energy efficiency programs which are intended to reduce peak demand and delay the investment in additional power plant construction, provide customers with tools and information to become better managers of their energy usage and prepare for potential future legislation governing energy efficiency.  LG&E's and KU's rates contain a DSM provision which includes a rate recovery mechanism that provides for concurrent recovery of DSM costs, and allows for the recovery of DSM revenues from lost sales associated with the DSM programs.  Additionally, LG&E and KU earn an approved return on equity for capital expenditures associated with the residential and commercial load management/demand conservation programs.  The cost of DSM programs is assigned only to the class or classes of customers that benefit from the programs.

Interest Rate Swaps

(PPL, LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties.  Net realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.  At December 31, 2014, the total notional amount of forward starting interest rate swaps outstanding was $1 billion (LG&E and KU each held contracts of $500 million).  The swaps range in maturity through 2045.  There were no forward starting interest rate swaps outstanding at December 31, 2013.  Net cash settlements of $86 million were received on swaps that were terminated in 2013 (LG&E and KU each received $43 million).  Net realized gains on these terminated swaps will be returned through regulated rates.  As such, the net settlements were recorded in regulatory liabilities and are being recognized in "Interest Expense" on the Statements of Income over the life of the new debt which matures in 2043.  See Note 17 for additional information related to the forward-starting interest rate swaps.

(PPL, LKE and LG&E)

In addition to the hedges terminated as a result of the debt issuance, realized amounts associated with LG&E's interest rate swaps, including a terminated swap contract from 2008, are recoverable through rates based on an order from the KPSC, LG&E's unrealized losses and gains are recorded as a regulatory asset or liability until they are realized as interest expense.  Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures through 2033.  Amortization of the gain or loss related to the 2008 terminated swap contract is to be recovered through 2035.

AROs

As discussed in Note 1, the accretion and depreciation expenses related to LG&E's and KU's AROs are recorded as a regulatory asset, such that there is no earnings impact.  When an asset with an ARO is retired, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

Gas Line Tracker

In the 2012 rate case order, the KPSC approved the GLT rate recovery mechanism.  The GLT authorizes LG&E to recover its incremental operating expenses, depreciation and property taxes, and to earn a 10.25% return on equity for capital associated with the five year gas service riser, leak mitigation and customer service line ownership programs.  As part of this program, LG&E makes necessary repairs and assumes ownership of natural gas lines.  LG&E annually files projected costs in October to become effective on the first billing cycle in January.  After the completion of a plan year, LG&E submits a balancing adjustment filing to the KPSC to amend rates charged for the differences between the actual costs and actual GLT charges for the preceding year.  The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to these timing differences.

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

Regulatory Matters

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, during the first quarter of 2014 WPD increased its existing liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenues on the Statement of Income.  Previously, WPD recorded an increase of $45 million to the liability with a reduction to "Utility" revenue on the Statement of Income in 2013, compared to a $79 million reduction of the liability with a credit to "Utility" revenue on the Statement of Income in 2012.  In June 2014, WPD applied for judicial review of certain of Ofgem's decisions related to closing out the DPCR4 line loss mechanism.  The court held a hearing on November 20, 2014, however, WPD was denied permission to apply for judicial review and WPD considers the matter now closed.  Other activity impacting the liability included reductions in the liability that have been included in tariffs and foreign exchange movements.  The recorded liability at December 31, 2014 and 2013 was $99 million and $74 million.  The total recorded liability will be refunded to customers from April 1, 2015 through March 31, 2019.

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base electricity rates of approximately $30 million at LG&E and approximately $153 million at KU and an increase in annual base gas rates of approximately $14 million at LG&E.  The proposed base rate increases would result in electricity rate increases of 2.7% at LG&E and 9.6% at KU and a gas rate increase of 4.2% at LG&E and would become effective in July 2015.  LG&E's and KU's applications each include a request for authorized returns-on-equity of 10.5%.  The applications are based on a forecasted test year of July 1, 2015 through June 30, 2016.  A number of parties have been granted intervention requests in the proceedings.  A hearing on the applications is scheduled to commence on April 21, 2015. LG&E and KU cannot predict the outcome of these proceedings.

(PPL, LKE and LG&E)

CPCN Filings

In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to build a solar generating facility at the E.W. Brown generating site.  LG&E and KU entered into a stipulation in this proceeding agreeing to certain matters with some interveners and a hearing was held in November 2014.  In December 2014, a final order was issued approving the request to construct the solar generating facility at E.W. Brown along with the acceptance of the provisions in the stipulation agreement.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million for PPL Electric, including a 10.40% allowed return on equity.  The approved rates became effective January 1, 2013.

Storm Damage Expense Rider

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER.  The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recoup any differences from customers.  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  As of December 31, 2013, PPL Electric had a $14 million regulatory liability balance for amounts expected to be refunded to customers for revenues collected to cover storm costs in excess of actual storm costs incurred during 2013.  In April 2014, the PUC issued a final order approving the SDER with a January 1, 2015 effective date and initially including actual storm costs compared to collections for December 2013 through November 2014.  As a result, PPL Electric reduced its 2013 regulatory liability by $12 million.  Also, as part of the April 2014 order, PPL Electric was authorized to recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 1, 2015.

On June 20, 2014, the OCA filed a petition with the Commonwealth Court of Pennsylvania requesting that the Court reverse and remand the April 2014 order permitting PPL Electric to establish the SDER.  This matter remains pending before the Commonwealth Court.  On October 31, 2014, PPL Electric filed with the PUC a preliminary calculation of the SDER for the period January 1, 2015 through December 31, 2015 and a tariff supplement pursuant to the April Order.  On December 3, 2014, the OCA filed a formal complaint and public statement with the PUC challenging PPL Electric's October 31 filings.  In response to the OCA's formal complaint, the PUC suspended the effective date of the SDER until April 20, 2015 and opened an investigation.  On January 12, 2015, the OCA filed a petition to withdraw its complaint against PPL Electric's October 31 filings.  On January 13, 2015, the Administrative Law Judge issued an initial decision granting the OCA's petition to withdraw.  On January 15, 2015, the PUC issued a final order closing the investigation and modifying the effective date of the SDER to February 1, 2015.

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are subject to significant penalties.

Act 129 also requires Default Service Providers (DSP) to provide electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  A DSP is able to recover the costs associated with its default service procurement plan.

In January 2013, the PUC approved PPL Electric's DSP procurement plan for the period June 1, 2013 through May 31, 2015.  PPL Electric filed a new DSP procurement plan with the PUC for the period June 1, 2015 through May 31, 2017.  In September 2014, the parties filed with the presiding Administrative Law Judge a partial settlement resolving all but two issues in the proceeding related to the structure of the DSP, without direct financial impact of PPL Electric.  The parties filed briefs on those two issues.  In October 2014, a recommended decision was issued approving the partial settlement.  Exceptions and reply exceptions were filed by the parties.  On January 15, 2015, an Opinion and Order was issued approving the partial settlement and granting PPL Electric's Petition with slight modifications and closing the investigation.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129.  PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the requirements of Act 129.  PPL Electric recovered the cost of its evaluations through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014.  PPL Electric also submitted revised SMR charges that became effective January 1, 2014.  On June 30, 2014, PPL Electric filed its final Smart Meter Plan with the PUC.  In that plan, PPL Electric proposes to replace all of its current meters with advanced meters that meet the Act 129 requirements.  Full deployment of the new meters is expected to be complete by the end of 2019.  The total cost of the project is estimated to be approximately $450 million.  PPL Electric proposes to recover these costs through the SMR which the PUC previously has approved for recovery of such costs.  The PUC assigned PPL Electric's plan to an Administrative Law Judge for hearings and preparation of a recommended decision.  This matter remains pending before the PUC.  PPL Electric cannot predict the outcome of this proceeding.

PUC Investigation of Retail Electricity Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for phase one of the investigation focused primarily on default service issues.  Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  From December 2011 through the end of 2012, the PUC issued several orders and other pronouncements related to the investigation.  A final implementation order was issued in February 2013, and the PUC created several working groups to address continuing competitive issues.  Although the final implementation order contains provisions that will require numerous modifications to PPL Electric's current default service model for retail customers, those modifications are not expected to have a material adverse effect on PPL Electric's results of operations.

Distribution System Improvement Charge

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC and, in an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  In August 2014, the presiding Administrative Law Judge issued a recommended decision which would not have a significant impact on PPL Electric.  Exceptions and reply exceptions have been filed by the parties.  This matter remains pending before the PUC.  PPL Electric cannot predict the outcome of this proceeding.

Storm Costs

During 2012, PPL Electric experienced several PUC-reportable storms, including Hurricane Sandy, resulting in total restoration costs of $81 million, of which $61 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  In particular, in late October 2012, PPL Electric experienced widespread significant damage to its distribution network from Hurricane Sandy resulting in total restoration costs of $66 million, of which $50 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric had storm insurance coverage, the costs incurred from Hurricane Sandy exceeded the policy limits.  Probable insurance recoveries recorded during 2012 were $18.25 million, of which $14 million were included in "Other operation and maintenance" on the Statement of Income.  At December 31, 2014 and 2013, $29 million was included on the Balance Sheets as a regulatory asset.  In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Sandy.  See "Storm Damage Expense Rider" above for information regarding PPL Electric's filing of a proposed Storm Damage Expense Rider with the PUC.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff (OATT) that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form 1, filed under the FERC's Uniform System of Accounts.

PPL Electric initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update was subsequently challenged by a group of municipal customers, whose challenges were opposed by PPL Electric.  Between 2011 and 2013, numerous hearings before the FERC and settlement conferences were convened in an attempt to resolve these matters.  Beginning in the second half of 2013, PPL Electric and the group of municipal customers exchanged confidential settlement proposals.  In September 2014, the parties filed a Joint Offer of Settlement with the FERC resolving all issues in the pending challenges, and including refunds of certain insignificant amounts to the municipalities.  The settlement judge certified the uncontested settlement to the FERC with a recommendation that it be approved.  The Chief Judge issued an order terminating settlement judge procedures.  On February 9, 2015, FERC issued a letter order approving the Joint Offer of Settlement and directing PPL Electric to file tariff revisions that implement within the PJM OATT the changes to the formula rate set forth in the Joint Settlement.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality has a previously settled termination date of 2016.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10.0% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU and the terminating municipalities continue settlement discussions in this proceeding.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Energy Supply, PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE.  The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets.  The following credit facilities were in place at:

	December 31, 2014					December 31, 2013
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
WPD Ltd.
Syndicated Credit Facility (a) (c)	Dec. 2016	£210	£103		£107	£103
WPD (South West)
Syndicated Credit Facility (a) (c)	July 2019	245			245
WPD (East Midlands)
Syndicated Credit Facility (a) (c)	July 2019	300	64		236
WPD (West Midlands)
Syndicated Credit Facility (a) (c)	July 2019	300			300
Uncommitted Credit Facilities		105		£5	100		£5
Total U.K. Credit Facilities (b)		£1,160	£167	£5	£988	£103	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility (c) (d) (f)	Nov. 2018	$300			$300	$270
Syndicated Credit Facility (c) (d)	July 2019	300			300
Bilateral Credit Facility (c) (d)	Mar. 2015	150		$21	129
Uncommitted Credit Facility		65		1	64
Total PPL Capital Funding Credit Facilities		$815		$22	$793	$270

PPL Energy Supply
Syndicated Credit Facility (c) (d) (f)	Nov. 2017	$3,000	$630	$121	$2,249		$29
Letter of Credit Facility (d)	Mar. 2015	150		138	12		138
Uncommitted Credit Facilities (d)		100		22	78		77
Total PPL Energy Supply Credit Facilities		$3,250	$630	$281	$2,339		$244

PPL Electric
Syndicated Credit Facility (c) (d)	July 2019	$300		$1	$299		$21

LKE

Syndicated Credit Facility (c) (d) (f)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility (c) (d)	July 2019	$500		$264	$236		$20

KU
Syndicated Credit Facility (c) (d)	July 2019	$400		$236	$164		$150
Letter of Credit Facility (c) (d) (e)	Oct. 2017	198		198			198
Total KU Credit Facilities		$598		$434	$164		$348

(a)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(b)
WPD Ltd.'s amounts borrowed at December 31, 2014 and 2013 were USD-denominated borrowings of $161 million and $166 million, which bore interest at 1.86% and 1.87%.  WPD (East Midlands) amount borrowed at December 31, 2014 was a GBP-denominated borrowing which equated to $100 million and bore interest at 1.00%.  At December 31, 2014, the unused capacity under the U.K. credit facilities was approximately $1.5 billion.

(c)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(d)
The facilities contain a financial covenant requiring debt to total capitalization not to exceed 65% for PPL Energy Supply and 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facilities and other customary covenants.  Additionally, as it relates to the syndicated and bilateral credit facilities and subject to certain conditions, PPL Capital Funding may request that the capacity of its facility expiring in July 2019 be increased by up to $100 million and the facilities expiring in November 2018 and March 2015 may be increased by up to $30 million, PPL Energy Supply may request that its facility's capacity be increased by up to $500 million, PPL Electric and KU each may request up to a $100 million increase in its facility's capacity and LKE may request up to a $25 million increase in its facility's capacity.

(e)	KU's letter of credit facility agreement allows for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.
(f)
At December 31, 2014, PPL Energy Supply's and LKE's interest rates on outstanding borrowings were 2.05% and 1.67%, respectively.  At December 31, 2013, PPL Capital Funding's and LKE's interest rates on outstanding borrowings were 1.79% and 1.67%, respectively.

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	December 31, 2014				December 31, 2013
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Electric		$300		$300	0.23%	$20
LG&E	0.42%	350	$264	86	0.29%	20
KU	0.49%	350	236	114	0.32%	150
Total		$1,000	$500	$500		$190

In August 2014, PPL Energy Supply terminated its commercial paper program.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, which provides PPL Energy Supply the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At December 31, 2014, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees, which had an aggregate carrying value of $2.6 billion at December 31, 2014.  The facility expires in November 2019, but is subject to automatic one-year renewals under certain conditions.  There were $64 million of secured obligations outstanding under this facility at December 31, 2014.

(All Registrants except PPL)

See Note 14 for discussion of intercompany borrowings.

Long-term Debt (All Registrants)

	Weighted-Average		December 31,
	Rate	Maturities	2014	2013
PPL
U.S.
Senior Unsecured Notes (a)	4.28%	2015 - 2044	$6,018	$5,568
Senior Secured Notes/First Mortgage Bonds (b) (c) (d)	3.83%	2015 - 2044	6,119	5,823
Junior Subordinated Notes	6.31%	2067 - 2073	930	1,908
Other				15
Total U.S. Long-term Debt			13,067	13,314

U.K.
Senior Unsecured Notes (e)	5.53%	2016 - 2040	6,627	6,872
Index-linked Senior Unsecured Notes (f)	1.83%	2043 - 2056	732	749
Total U.K. Long-term Debt (g)			7,359	7,621
Total Long-term Debt Before Adjustments			20,426	20,935

Fair market value adjustments			18	23
Unamortized premium and (discount), net			(53)	(51)
Total Long-term Debt			20,391	20,907
Less current portion of Long-term Debt (a)			1,535	315
Total Long-term Debt, noncurrent			$18,856	$20,592

	Weighted-Average		December 31,
	Rate	Maturities	2014	2013
PPL Energy Supply
Senior Unsecured Notes (a)	5.31%	2015 - 2036	$2,193	$2,493
Senior Secured Notes	8.86%	2025	45	49
Other				5
Total Long-term Debt Before Adjustments			2,238	2,547

Fair market value adjustments			(19)	(22)
Unamortized premium and (discount), net			(1)
Total Long-term Debt			2,218	2,525
Less current portion of Long-term Debt (a)			535	304
Total Long-term Debt, noncurrent			$1,683	$2,221

PPL Electric
Senior Secured Notes/First Mortgage Bonds (b) (c)	4.57%	2015 - 2044	$2,614	$2,314
Other				10
Total Long-term Debt Before Adjustments			2,614	2,324

Unamortized discount			(12)	(9)
Total Long-term Debt			2,602	2,315
Less current portion of Long-term Debt			100	10
Total Long-term Debt, noncurrent			$2,502	$2,305

LKE
Senior Unsecured Notes	3.31%	2015 - 2021	$1,125	$1,125
First Mortgage Bonds (b) (d)	3.21%	2015 - 2043	3,460	3,460
Total Long-term Debt Before Adjustments			4,585	4,585

Fair market value adjustments			(1)	(1)
Unamortized discount			(17)	(19)
Total Long-term Debt			4,567	4,565
Less current portion of Long-term Debt			900
Total Long-term Debt, noncurrent			$3,667	$4,565

LG&E
First Mortgage Bonds (b) (d)	2.85%	2015 - 2043	$1,359	$1,359
Total Long-term Debt Before Adjustments			1,359	1,359

Fair market value adjustments			(1)	(1)
Unamortized discount			(5)	(5)
Total Long-term Debt			1,353	1,353
Less current portion of Long-term Debt			250
Total Long-term Debt, noncurrent			$1,103	$1,353

KU
First Mortgage Bonds (b) (d)	3.44%	2015 - 2043	$2,101	$2,101
Total Long-term Debt Before Adjustments			2,101	2,101

Fair market value adjustments				1
Unamortized discount			(10)	(11)
Total Long-term Debt			2,091	2,091
Less current portion of Long-term Debt			250
Total Long-term Debt, noncurrent			$1,841	$2,091

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

(b)
Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  The carrying value of PPL Electric's property, plant and equipment was approximately $5.8 billion and $5.1 billion at December 31, 2014 and 2013.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas.  The aggregate carrying value of the property subject to the lien was $3.7 billion and $3.2 billion at December 31, 2014 and 2013.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity.  The aggregate carrying value of the property subject to the lien was $5.5 billion and $5.1 billion at December 31, 2014 and 2013.

(c)
Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric.  These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds.  These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (b) above.  This amount includes $224 million that may be redeemed at par beginning in 2015 and $90 million that may be redeemed, in whole or in part, at par beginning in October 2020 and are subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.

(d)
Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds.  The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds.  These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (b) above.  The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU.  The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate.

At December 31, 2014, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $418 million for LKE, comprised of $391 million and $27 million for LG&E and KU, respectively.  At December 31, 2014, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $507 million for LKE, comprised of $183 million and $324 million for LG&E and KU, respectively.

Several series of the tax-exempt revenue bonds are insured by monoline bond insurers whose ratings were reduced due to exposures relating to insurance of sub-prime mortgages.  Of the bonds outstanding, $231 million are in the form of insured auction rate securities ($135 million for LG&E and $96 million for KU), wherein interest rates are reset either weekly or every 35 days via an auction process.  Beginning in late 2007, the interest rates on these insured bonds began to increase due to investor concerns about the creditworthiness of the bond insurers.  During 2008, interest rates increased, and LG&E and KU experienced failed auctions when there were insufficient bids for the bonds.  When a failed auction occurs, the interest rate is set pursuant to a formula stipulated in the indenture.  As noted above, the instruments governing these auction rate bonds permit LG&E and KU to convert the bonds to other interest rate modes.

Certain variable rate tax-exempt revenue bonds totaling $251 million at December 31, 2014 ($23 million for LG&E and $228 million for KU), are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.

(e)
Includes £225 million ($352 million at December 31, 2014) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(f)
The principal amount of the notes issued by WPD (South West) and WPD (East Midlands) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures.  The adjustment to the principal amounts from 2013 to 2014 was an increase of approximately £10 million ($16 million) resulting from inflation.  In addition, this amount includes £225 million ($352 million at December 31, 2014) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(g)
Includes £3.8 billion ($5.9 billion at December 31, 2014) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's, S&P or Fitch) or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.

None of the outstanding debt securities noted above have sinking fund requirements.  The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2015 through 2019 and thereafter are as follows:

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

2015	$1,535	$535	$100	$900	$250	$250
2016	839	354		25	25
2017	298	4		194	194
2018	750	403		98	98
2019	44	4		40	40
Thereafter	16,960	938	2,514	3,328	752	1,851
Total	$20,426	$2,238	$2,614	$4,585	$1,359	$2,101

Long-term Debt and Equity Securities Activities

(PPL)

2010 Equity Units

In May 2013, PPL Capital Funding remarketed $1.150 billion of 4.625% Junior Subordinated Notes due 2018 that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.  In connection with the remarketing, PPL Capital

Funding issued $300 million of 2.04% Junior Subordinated Notes due 2016 and $850 million of 2.77% Junior Subordinated Notes due 2018, which were simultaneously exchanged for three tranches of Senior Notes:  $250 million of 1.90% Senior Notes due 2018, $600 million of 3.40% Senior Notes due 2023 and $300 million of 4.70% Senior Notes due 2043.  The transaction was accounted for as a debt extinguishment, resulting in a $10 million loss on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income.  The transaction was considered non-cash activity that was excluded from the Statement of Cash Flows for the year ended December 31, 2013.  Additionally, in July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts.  PPL received net cash proceeds of $1.150 billion, which were used to repay short-term and long-term debt and for general corporate purposes.

2011 Equity Units

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million of 3.184% Junior Subordinated Notes due 2019.  Simultaneously, the newly issued Junior Subordinated Notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  The transaction was accounted for as a debt extinguishment, resulting in a $9 million loss on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income.  Except for the $228 million retirement of the 4.32% Junior Subordinated Notes and fees related to the transactions, the activity was non-cash and excluded from the Statement of Cash Flows for the year ended December 31, 2014.  Additionally, in May 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which were used to repay short-term debt and for general corporate purposes.

(PPL and PPL Energy Supply)

In August 2014, PPL Energy Supply repaid the entire $300 million principal amount of its 5.40% Senior Notes upon maturity.

(PPL and PPL Electric)

In June 2014, PPL Electric issued $300 million of 4.125% First Mortgage Bonds due 2044.  PPL Electric received proceeds of $294 million, net of a discount and underwriting fees, which were used for capital expenditures, to repay short-term debt and for general corporate purposes.

Legal Separateness (All Registrants)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay the creditors or as required by applicable law or regulation.

Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and LKE are each separate legal entities.  These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and LKE.  Accordingly, creditors of PPL Energy Supply, PPL Electric and LKE may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation.  Similarly, PPL Energy Supply, PPL Electric and LKE are not liable for the debts of their subsidiaries, nor are their subsidiaries liable for the debts of one another.  Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric and LKE (or their other subsidiaries) absent a specific contractual undertaking by that parent or other subsidiary to pay such creditors or as required by applicable law or regulation.

Distributions and Related Restrictions

(PPL)

In November 2014, PPL declared its quarterly common stock dividend, payable January 2, 2015, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073.  At December 31, 2014, no interest payments were deferred.

WPD subsidiaries have financing arrangements that limit their ability to pay dividends.  However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(PPL and PPL Energy Supply)

Under the terms of the spinoff agreements with affiliates of Riverstone to create Talen Energy, PPL Energy Supply is generally prohibited from making distributions or other payments to PPL or any PPL affiliate that is not a subsidiary of PPL Energy Supply, with the exception of specific distributions and other payments set forth in the agreements.  These exceptions are generally limited to a planned distribution from PPL Energy Supply to PPL during the first quarter of 2015 in an amount not to exceed $191 million.  At December 31, 2014, PPL Energy Supply's net assets of $3.7 billion were restricted for the purposes of transferring funds to PPL in the form of distributions, loans or advances.

(All Registrants except PPL Energy Supply)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders.  The net assets of certain PPL subsidiaries are subject to legal restrictions.  LKE primarily relies on dividends from its subsidiaries to fund its dividends to PPL.  LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account."  The meaning of this limitation has never been clarified under the Federal Power Act.  LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes.  In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL.  In May 2012, FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization.  Accordingly, at December 31, 2014, net assets of $2.4 billion ($0.9 billion for LG&E and $1.5 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $2.9 billion ($1.2 billion for LG&E and $1.7 billion for KU) were available for payment of dividends to LKE.  LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement.  In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC.  There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric.  However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

8.  Acquisitions, Development and Divestitures

(All Registrants)

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

Divestitures

Anticipated Spinoff of PPL Energy Supply

(PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Talen Energy Holdings, Inc. (Holdco), which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.  Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply.  Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become a subsidiary of Talen Energy.  Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy and PPL's shareowners will receive a number of Talen Energy shares at closing based on the number of PPL shares owned as of the spinoff record date.  The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.  The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of certain regulatory approvals by the NRC, FERC, DOJ and PUC.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn credit capacity under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  Any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions at the time of the spinoff are excluded from this calculation.

On December 18, 2014, the FERC issued a final order approving, subject to certain market power mitigation requirements, the combination of the competitive generation assets to form Talen Energy.  On January 27, 2015, PPL and an affiliate of RJS Power filed a joint response with the FERC accepting additional market power mitigation measures required for the FERC's approval.  PPL and RJS Power originally proposed divesting either of two groups of assets each having approximately 1,300 MW of generating capacity.  PPL and RJS Power have agreed that within 12 months after closing of the transaction, Talen Energy will divest generating assets in one of the groups (from PPL Energy Supply's existing portfolio, this includes either the Holtwood and Wallenpaupack hydroelectric facilities or the Ironwood facility), and limit PJM energy market offers from assets it would retain in the other group to cost-based offers.

The transaction is expected to close in the second quarter of 2015.

(PPL, PPL Energy Supply and PPL Electric)

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans and staffing selections were substantially completed in 2014.

The new organizational plans identify the need to resize and restructure the organizations.  As a result, during 2014, charges for employee separation benefits were recorded in "Other operation and maintenance" on the Statement of Income and in "Other current liabilities" on the Balance Sheet as follows.

		PPL Energy	PPL
	PPL	Supply	Electric

Separation benefits	$36	$16	$1
Number of positions	306	112	14

The separation benefits incurred include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to occur in 2015.

Additional employee-related costs to be incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL employees who will become PPL Energy Supply employees in connection with the transaction.  These costs will be recognized at the spinoff closing date.  PPL and PPL Energy Supply estimate these additional costs will be in the range of $30 million to $40 million.

(PPL)

As a result of the spinoff announcement, PPL recorded $50 million of deferred income tax expense in 2014, to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

In addition, PPL recorded $27 million of third-party costs in 2014 related to this transaction.  Of these costs, $19 million were primarily for investment bank advisory, legal and accounting fees to facilitate the transaction, and are recorded in "Other Income (Expense) - net" on the Statement of Income.  An additional $8 million of consulting and other costs were incurred to ready the new Talen Energy organization and reconfigure the remaining PPL service functions.  These costs are recorded in "Other operation and maintenance" on the Statement of Income.  PPL currently estimates a range of total third-party costs that will ultimately be incurred of between $60 million and $70 million.

The assets and liabilities of PPL Energy Supply will continue to be classified as "held and used" on PPL's Balance Sheet until the closing of the transaction.  In conducting its annual goodwill impairment assessment in the fourth quarter of 2014 for its Supply segment reporting unit, PPL determined that the estimated fair value of PPL Energy Supply exceeded its carrying value and no impairment was recognized.  However, an impairment loss could be recognized by PPL at the spinoff date if the aggregate carrying amount of PPL Energy Supply's assets and liabilities exceeds its aggregate fair value at that date.  PPL cannot predict whether an impairment loss will be recorded at the spinoff date.

(PPL Energy Supply)

In accordance with business combination accounting guidance, PPL Energy Supply will treat the combination with RJS Power as an acquisition and PPL Energy Supply will be considered the acquirer of RJS Power.

Discontinued Operations

Montana Hydro Sale (PPL and PPL Energy Supply)

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash.  The sale included 11 hydroelectric power facilities and related assets, included in the Supply segment.

Following are the components of Discontinued Operations in the Statements of Income for the years ended December 31.

	2014	2013	2012
PPL
Operating revenues	$117	$139	$154
Gain on the sale (pre-tax)	237
Interest expense (a)	9	12	10
Income (loss) before income taxes	263	49	73
Income (Loss) from Discontinued Operations	154	32	46

PPL Energy Supply
Operating revenues	$117	$139	$154
Gain on the sale (pre-tax)	306
Interest expense (a)	9	12	10
Income (loss) before income taxes	332	49	73
Income (Loss) from Discontinued Operations	223	32	46

(a)	Represents allocated interest expense based upon the discontinued operations share of the net assets of PPL Energy Supply.

Upon completion of the sale, assets primarily consisting of $544 million of PP&E, net, and $82 million of Goodwill for PPL ($14 million for PPL Energy Supply) were removed from the Balance Sheet.

Other (PPL and PPL Energy Supply)

To facilitate the sale of the Montana hydroelectric generating facilities discussed above, PPL Montana terminated, in December 2013, its operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired electric generating facility and acquired those interests, collectively, for $271 million.  At lease termination, the existing lease-related assets on the balance sheet consisting primarily of prepaid rent and leasehold improvements were written off and the acquired Colstrip assets were recorded at fair value as of the acquisition date.  PPL and PPL Energy Supply recorded a charge of $697 million ($413 million after-tax) for the termination of the lease included in "Loss on lease termination" on the 2013 Statements of Income.  The $271 million payment is reflected in "Cash Flows from Operating Activities" on the 2013 Statements of Cash Flow.

Development

(PPL and PPL Energy Supply)

Hydroelectric Expansion Projects

In 2009, in light of the availability of tax incentives and potential federal loan guarantees for renewable projects contained in the American Recovery and Reinvestment Act of 2009, PPL Energy Supply received FERC approval to expand capacity at its Holtwood and Rainbow hydroelectric facilities.  In 2013, the Rainbow hydroelectric redevelopment project in Great Falls, Montana, which increased total capacity to 63 MW, was placed in service.  Also in 2013, the 125 MW Holtwood project was placed in service.

In 2014, the U.S. Department of Treasury awarded $56 million for the Rainbow hydroelectric redevelopment project and $108 million for the Holtwood hydroelectric project for Specified Energy Property in Lieu of Tax Credits.  As a result of the receipt of the grants, PPL Energy Supply was required to recapture investment tax credits previously recorded of $60 million related to the Rainbow project and $117 million related to the Holtwood project.  The impact on the financial statements for the receipt of the grants and recapture of investment tax credits was not significant for 2014, and will not be significant in future periods.

Bell Bend COLA

In 2008, a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.

Also in 2008, PPL Bell Bend submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  In February 2014, the DOE announced the first loan guarantee for a nuclear project in Georgia.  Although eight of the ten applicants that submitted Part II applications remain active in the DOE program, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects.  PPL Bell Bend submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

The NRC continues to review the COLA.  PPL Bell Bend does not expect to complete the COLA review process with the NRC prior to 2018.  PPL Bell Bend has made no decision to proceed with construction and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized by PPL's Board of Directors to spend up to $224 million on the COLA and other permitting costs necessary for construction.  At December 31, 2014 and 2013, $188 million and $173 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Energy Supply continues to support the Bell Bend licensing project with a near term focus on obtaining the final environmental impact statement.  PPL Energy Supply placed the NRC safety review (which supports issuance of their final safety evaluation report, the other key element of the COLA) on hold in 2014, due to a lack of progress by the reactor vendor with respect to its NRC design certification process, which is a prerequisite to the COLA.  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

In 2007, PJM directed the construction of a new 150-mile, 500-kV transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line was needed to prevent potential overloads that could occur on several existing transmission lines in the interconnected PJM system.  PJM directed PPL Electric to construct the Pennsylvania portion of the Susquehanna-Roseland line and Public Service Electric & Gas Company to construct the New Jersey portion of the line.

Construction activities have been underway on the 101-mile route in Pennsylvania since 2012.  The line is expected to be completed before the peak summer demand period of 2015.  At December 31, 2014, PPL Electric's estimated share of the project cost was $630 million.  At December 31, 2014 and 2013, $597 million and $377 million of costs were capitalized and are included on the Balance Sheet primarily in "Construction work in progress."

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line that includes three new substations and upgrades to adjacent facilities).  The FERC granted the incentive for inclusion in rate base of all prudently incurred construction work in progress (CWIP) costs but denied the requested incentive for a 100 basis point adder to the return on equity.

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project.  In January 2014, the PUC issued a Final Order approving the application.  PPL Electric expects the project to be completed in 2016.  At December 31, 2014, PPL Electric's estimated cost of the project was $335 million, most of which qualifies for the CWIP incentive treatment.

Future Capacity Needs (PPL, LKE, LG&E and KU)

To meet new, more stringent EPA regulations, LG&E and KU anticipate retiring five older coal-fired electric generating units at the Cane Run plant in 2015 and the Green River plant in 2016, which have a combined summer capacity rating of 724 MW.  In addition, KU retired the remaining 71 MW coal-fired unit at the Tyrone plant in February 2013 and retired a 12 MW gas-fired unit at the Haefling plant in December 2013.  There were no significant gains or losses related to the 2013 retirements.

Construction activity continues on the previously announced NGCC unit, Cane Run Unit 7, scheduled to be operational in May 2015.  In October 2013, LG&E and KU announced plans for a 10 MW solar generation facility to be operational in 2016 at a cost of approximately $36 million.  In December 2014, a final order was issued by the KPSC approving the request to construct the solar generating facility at E.W. Brown.

9.  Leases

(All Registrants except PPL Electric)

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land, gas storage and other equipment.

Rent - Operating Leases

Rent expense for the years ended December 31 for operating leases was as follows:

	2014	2013	2012

PPL	$80	$111	$116
PPL Energy Supply	29	55	62
LKE	18	18	18
LG&E	7	7	7
KU	10	10	10

Total future minimum rental payments for all operating leases are estimated to be:

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

2015	$36	$11	$16	$6	$9
2016	25	11	11	4	7
2017	20	10	8	3	5
2018	12	4	7	2	4
2019	8	1	5	2	3
Thereafter	34	2	26	11	13
Total	$135	$39	$73	$28	$41

10.  Stock-Based Compensation

(All Registrants except LG&E and KU)

In 2012, shareowners approved the PPL SIP.  This new equity plan replaces the PPL ICP and incorporates the following changes:

•	Eliminates the potential to pay dividend equivalents on stock options.

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

To further align the executives' interests with those of PPL shareowners, this plan provides that each restricted stock unit entitles the executive to accrue additional restricted stock units equal to the amount of quarterly dividends paid on PPL stock.  These additional restricted stock units would be deferred and payable in shares of PPL common stock at the end of the restriction period.  Dividend equivalents on restricted stock unit awards granted under the ICP and ICPKE are currently paid in cash when dividends are declared by PPL.

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

The following table details the award limits under each of the plans.

		Annual Grant Limit		Annual Grant Limit
		Total As % of		For Individual Participants -
	Total Plan	Outstanding	Annual Grant	Performance Based Awards
	Award	PPL Common Stock	Limit	For awards	For awards
	Limit	On First Day of	Options	denominated in	denominated in
Plan	(Shares)	Each Calendar Year	(Shares)	shares (Shares)	cash (in dollars)

ICP (a)	15,769,431	2%	3,000,000
SIP	10,000,000		2,000,000	750,000	$15,000,000
ICPKE	14,199,796	2%	3,000,000

(a)	Applicable to outstanding awards granted from January 27, 2006 to January 26, 2012. During 2012, the total plan award limit was reached and the ICP was replaced by the SIP.

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

The weighted-average grant date fair value of restricted stock and restricted stock units granted was:

	2014	2013	2012

PPL	$31.50	$30.30	$28.35
PPL Energy Supply	31.70	30.42	28.29
PPL Electric	31.81	30.55	28.51
LKE	30.98	30.00	28.34

Restricted stock and restricted stock unit activity for 2014 was:

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
PPL
Nonvested, beginning of period	3,140,600	$28.50
Granted	1,197,947	31.50
Vested	(804,582)	26.01
Forfeited	(48,445)	30.48
Nonvested, end of period	3,485,520	30.07

PPL Energy Supply
Nonvested, beginning of period	1,343,404	$28.71
Transferred	70,298	27.43
Granted	465,238	31.70
Vested	(395,740)	26.19
Forfeited	(25,300)	30.54
Nonvested, end of period	1,457,900	30.13

PPL Electric
Nonvested, beginning of period	265,550	$28.22
Transferred	2,270	29.03
Granted	103,511	31.81
Vested	(78,370)	26.04
Forfeited	(6,150)	30.65
Nonvested, end of period	286,811	30.04

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
LKE
Nonvested, beginning of period	231,553	$29.17
Granted	112,625	30.98
Vested	(2,710)	29.97
Nonvested, end of period	341,468	29.76

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The total fair value of restricted stock and restricted stock units vesting for the years ended December 31 was:

	2014	2013	2012

PPL	$21	$19	$27
PPL Energy Supply	10	7	6
PPL Electric	2	3	2
LKE		1	4

Performance Units

Performance units are intended to encourage and reward future corporate performance.  Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal.  Performance is determined based on total shareowner return during a three-year performance period.  At the end of the period, payout is determined by comparing PPL's performance to the total shareowner return of the companies included in the Philadelphia Stock Exchange Utility Index.  Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each years' awards are measured.  Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved.  Under the plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and are eligible for vesting through the conclusion of the performance period.

Beginning in 2014, the fair value of performance units granted to retirement-eligible employees is recognized as compensation expense on a straight-line basis over a one-year period, the minimum vesting period required for an employee to be entitled to payout of the awards.  For employees who are not retirement-eligible, compensation expense is recognized over the shorter of the three-year performance period or the period until the employee is retirement-eligible, with a minimum vesting and recognition period of one-year.  The fair value of performance units granted in 2013 and 2012 is recognized as compensation expense on a straight-line basis over the three-year performance period.  Performance units vest on a pro rata basis, in certain situations, as defined by each of the Plans.

The fair value of each performance unit granted was estimated using a Monte Carlo pricing model that considers stock beta, a risk-free interest rate, expected stock volatility and expected life.  The stock beta was calculated comparing the risk of the individual securities to the average risk of the companies in the index group.  The risk-free interest rate reflects the yield on a U.S. Treasury bond commensurate with the expected life of the performance unit.  Volatility over the expected term of the performance unit is calculated using daily stock price observations for PPL and all companies in the index group and is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL and the companies in the index group.  PPL uses a mix of historic and implied volatility to value awards.

The weighted-average assumptions used in the model were:

	2014	2013	2012

Risk-free interest rate	0.75%	0.36%	0.30%
Expected stock volatility	15.80%	15.50%	19.30%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of performance units granted was:

	2014	2013	2012

PPL	$34.55	$34.15	$31.41
PPL Energy Supply	34.35	34.29	31.40
PPL Electric	34.43	33.97	31.37
LKE	34.12	33.84	31.30

Performance unit activity for 2014 was:

		Weighted-
		Average Grant
	Performance	Date Fair Value
	Units	Per Share
PPL
Nonvested, beginning of period	793,199	$32.19
Granted	555,553	34.55
Vested	(177,036)	29.11
Nonvested, end of period	1,171,716	33.77

PPL Energy Supply
Nonvested, beginning of period	170,609	$32.22
Transferred	27,656	32.12
Granted	138,601	34.35
Vested	(45,374)	29.11
Nonvested, end of period	291,492	33.71

PPL Electric
Nonvested, beginning of period	38,210	$32.22
Granted	29,701	34.43
Vested	(8,296)	28.99
Nonvested, end of period	59,615	33.77

LKE
Nonvested, beginning of period	129,630	$31.88
Granted	75,174	34.12
Vested	(30,858)	29.20
Nonvested, end of period	173,946	33.32

The total fair value of performance units vesting for the year ended December 31, 2014 was $5 million for PPL and insignificant for PPL Energy Supply, PPL Electric and LKE.

Stock Options

PPL's CGNC eliminated the use of stock options and changed its long-term incentive mix to 60% performance units and 40% performance-contingent restricted stock units, resulting in 100% performance-based long-term incentive mix for equity awards granted beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant.  Options outstanding at December 31, 2014, become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary.  The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant.  All options expire no later than ten years from the grant date.  The options become exercisable immediately in certain situations, as defined by each of the Plans.  The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility.  The fair value of options granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant.

The fair value of each option granted is estimated using a Black-Scholes option-pricing model.  PPL uses a risk-free interest rate, expected option life, expected volatility and dividend yield to value its stock options.  The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life.  Expected life is calculated based on historical exercise behavior.  Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods.  Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.  PPL uses a mix of historic and implied volatility to value awards.  The dividend yield is based on several factors, including PPL's most recent dividend payment, as of the grant date and the forecasted stock price.  The assumptions used in the model were:

	2013	2012

Risk-free interest rate	1.15%	1.13%
Expected option life	6.48 years	6.17 years
Expected stock volatility	18.50%	20.60%
Dividend yield	5.00%	5.00%

The weighted-average grant date fair value of options granted was:

	2013	2012

PPL	$2.18	$2.48
PPL Energy Supply	2.19	2.51
PPL Electric	2.19	2.50
LKE	2.18	2.51

Stock option activity for 2014 was:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Total Intrinsic
	of Options	Price Per Share	Term (years)	Value
PPL
Outstanding at beginning of period	11,381,482	$30.45
Exercised	(2,338,520)	28.58
Outstanding at end of period	9,042,962	30.93	5.9	$56
Options exercisable at end of period	6,432,806	31.60	5.2	38

PPL Energy Supply
Outstanding at beginning of period	2,845,336	$30.47
Transferred	458,800	30.47
Exercised	(559,120)	28.79
Outstanding at end of period	2,745,016	30.84	5.6	$17
Options exercisable at end of period	2,166,150	31.24	5.0	13

PPL Electric
Outstanding at beginning of period	532,200	$30.04
Exercised	(24,280)	30.12
Outstanding at end of period	507,920	30.04	6.3	$3
Options exercisable at end of period	386,413	30.27	5.8	3

LKE
Outstanding at beginning of period	997,156	$28.35
Exercised	(373,839)	27.87
Outstanding at end of period	623,317	28.64	7.5	$5
Options exercisable at end of period	215,106	27.58	6.9	2

Substantially all stock option awards are expected to vest.

PPL received $67 million in cash from stock options exercised in 2014.  The related income tax benefits realized were not significant.

The total intrinsic value of stock options exercised for 2014 was $13 million, 2013 was $6 million and was not significant for 2012.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Energy Supply, PPL Electric and LKE includes an allocation of PPL Services' expense, was:

	2014	2013	2012

PPL	$63	$52	$49
PPL Energy Supply	33	27	23
PPL Electric	12	10	11
LKE	8	8	8

The income tax benefit related to above compensation expense was as follows:

	2014	2013	2012

PPL	$26	$22	$20
PPL Energy Supply	14	11	10
PPL Electric	5	4	4
LKE	3	3	4

The income tax benefit PPL realized from stock-based awards vested or exercised for 2014 was $4 million and was not significant for 2013 and 2012.

At December 31, 2014, unrecognized compensation expense related to nonvested restricted stock, restricted stock units, performance units and stock option awards was:

		Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$27	1.7 years
PPL Energy Supply	13	1.8 years
PPL Electric	3	1.8 years
LKE	2	1.3 years

11.  Retirement and Postemployment Benefits

(All Registrants)

Defined Benefits

The majority of PPL's subsidiaries domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans.  Effective January 1, 2012, PPL's primary defined benefit pension plan was closed to all newly hired salaried employees.  Effective July 1, 2014, PPL's primary defined benefit pension plan was closed to all newly hired bargaining unit employees.  Newly hired employees are eligible to participate in the PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer contributions.

The majority of PPL Montana employees are eligible for pension benefits under a cash balance pension plan.  Effective January 1, 2012, that plan was closed to all newly hired salaried employees.  Effective September 1, 2014, that plan was closed to all newly hired bargaining unit employees.  Newly hired employees are eligible to participate in the PPL Retirement Savings Plan.

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

Effective April 1, 2010, the principal defined benefit pension plan applicable to WPD (South West) and WPD (South Wales) was closed to most new employees, except for those meeting specific grandfathered participation rights.  WPD Midlands' defined benefit plan had been closed to new members, except for those meeting specific grandfathered participation rights, prior to acquisition.  New employees not eligible to participate in the plans are offered benefits under a defined contribution plan.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans.  Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired salaried employees.  Effective July 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired bargaining unit employees.  Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Retirement Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds.  Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.  WPD does not sponsor any postretirement benefit plans other than pensions.

(PPL)

The following table provides the components of net periodic defined benefit costs for PPL's domestic (U.S.) and WPD's (U.K.) pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net periodic defined benefit costs
(credits):
Service cost	$102	$126	$103	$71	$69	$54	$12	$14	$12
Interest cost	233	213	220	354	320	340	32	29	31
Expected return on plan assets	(298)	(293)	(259)	(521)	(465)	(458)	(26)	(25)	(23)
Amortization of:
Transition (asset) obligation									2
Prior service cost (credit)	20	22	24		1	4			1
Actuarial (gain) loss	30	80	42	132	150	79	1	6	4
Net periodic defined benefit costs
(credits) prior to settlement charges,
curtailment charges (credits)
and termination benefits	87	148	130	36	75	19	19	24	27
Settlement charges			11
Curtailment charges (credits)							(1)
Termination benefits (a)	13				3	2
Net periodic defined benefit costs
(credits)	$100	$148	$141	$36	$78	$21	$18	$24	$27

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Curtailments							$1
Settlements			$(11)
Net (gain) loss	$600	$(319)	372	$354	$76	$1,073	21	$(68)	$13
Prior service cost
(credit)	(8)						7	(3)	(1)
Amortization of:
Transition asset (obligation)									(2)
Prior service (cost) credit	(20)	(22)	(24)		(1)	(4)			(1)
Actuarial gain (loss)	(30)	(80)	(42)	(132)	(150)	(79)	(1)	(6)	(4)
Total recognized in OCI and
regulatory assets/liabilities (b)	542	(421)	295	222	(75)	990	28	(77)	5

Total recognized in net periodic
defined benefit costs, OCI and
regulatory assets/liabilities (b)	$642	$(273)	$436	$258	$3	$1,011	$46	$(53)	$32

(a)	See Note 13 for details of a one-time voluntary retirement window offered to certain bargaining unit employees in 2014. 2013 and 2012 amounts are related to the WPD Midlands separations in the U.K.
(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012

OCI	$343	$(228)	$181	$7	$(41)	$12
Regulatory assets/liabilities	199	(193)	114	21	(36)	(7)
Total recognized in OCI and
regulatory assets/liabilities	$542	$(421)	$295	$28	$(77)	$5

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs in 2015 are as follows:

	Pension Benefits
	U.S.	U.K.

Prior service cost (credit)	$7
Actuarial (gain) loss	100	$162
Total	$107	$162

Amortization from Balance Sheet:
AOCI	$49	$162
Regulatory assets/liabilities	58
Total	$107	$162

(PPL Energy Supply)

The following table provides the components of net periodic defined benefit costs for PPL Energy Supply's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014		2013	2012
Net periodic defined benefit costs
(credits):
Service cost	$5	$7	$6			$1	$1
Interest cost	9	8	7		$1		1
Expected return on plan assets	(11)	(10)	(9)
Amortization of:
Actuarial (gain) loss	2	3	2
Curtailment charges (credits)					(1)
Net periodic defined benefit costs
(credits)	$5	$8	$6	$		$1	$2

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI:
Curtailments					$1
Net (gain) loss	$26	$(15)	$16		(1)	$(1)
Prior service cost (credit)						(3)	$(1)
Amortization of:
Actuarial gain (loss)	(2)	(3)	(2)
Total recognized in OCI	24	(18)	14			(4)	(1)

Total recognized in net periodic
defined benefit costs and OCI	$29	$(10)	$20	$		$(3)	$1

Actuarial loss of $4 million related to PPL Energy Supply's pension plan is expected to be amortized from AOCI into net periodic defined benefit costs in 2015.

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net periodic defined benefit costs
(credits):
Service cost	$21	$26	$22	$4	$5	$4
Interest cost	66	62	64	9	8	9
Expected return on plan assets	(82)	(82)	(70)	(4)	(5)	(4)
Amortization of:
Transition (asset) obligation						2
Prior service cost (credit)	5	5	5	2	3	3
Actuarial (gain) loss	12	33	22	(1)		(1)
Net periodic defined benefit costs
(credit)	$22	$44	$43	$10	$11	$13

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Net (gain) loss	$162	$(116)	$96	$26	$(14)	$(11)
Prior service cost (credit)	23			6
Amortization of:
Transition asset (obligation)						(2)
Prior service (cost) credit	(5)	(5)	(5)	(2)	(3)	(3)
Actuarial gain (loss)	(12)	(33)	(22)	1		1
Total recognized in OCI and
regulatory assets/liabilities	168	(154)	69	31	(17)	(15)

Total recognized in net periodic
defined benefit costs, OCI and
regulatory assets/liabilities	$190	$(110)	$112	$41	$(6)	$(2)

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012

OCI	$84	$(46)	$34	$9	$(1)	$(1)
Regulatory assets/liabilities	84	(108)	35	22	(16)	(14)
Total recognized in OCI and
regulatory assets/liabilities	$168	$(154)	$69	$31	$(17)	$(15)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs for LKE in 2015 are as follows.

		Other
	Pension	Postretirement
	Benefits	Benefits

Prior service cost (credit)	$7	$3
Actuarial (gain) loss	34
Total	$41	$3

Amortization from Balance Sheet:
AOCI	$3	$1
Regulatory assets/liabilities	38	2
Total	$41	$3

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2014	2013	2012
Net periodic defined benefit costs (credits):
Service cost	$1	$2	$2
Interest cost	15	14	14
Expected return on plan assets	(19)	(20)	(19)
Amortization of:
Prior service cost (credit)	2	2	3
Actuarial (gain) loss	6	14	11
Net periodic defined benefit costs (credits)	$5	$12	$11

Other Changes in Plan Assets and Benefit Obligations
Recognized in Regulatory Assets - Gross:
Net (gain) loss	$14	$(20)	$18
Prior service cost (credit)	9
Amortization of:
Prior service (cost) credit	(2)	(2)	(2)
Actuarial gain (loss)	(6)	(14)	(11)
Total recognized in regulatory assets/liabilities	15	(36)	5

Total recognized in net periodic defined benefit costs and regulatory assets	$20	$(24)	$16

The estimated amounts to be amortized from regulatory assets into net periodic defined benefit costs for LG&E in 2015 are as follows.

Pension
Benefits

Prior service cost (credit)	$3
Actuarial (gain) loss	11
Total	$14

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to operating expense, excluding amounts charged to construction and other non-expense accounts.  The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012

PPL	$84	$117	$119	$(9)	$33	$25	$13	$19	$22
PPL Energy Supply	39	45	37				3	6	6
PPL Electric (a)	12	18	19				2	3	3
LKE	17	32	31	7	8	9
LG&E	5	14	13	4	4	5
KU (a)	3	9	8	2	2	3

(a)
PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric and KU were allocated these costs of defined benefit plans sponsored by PPL Services (for PPL Electric) and by LKE (for KU), based on their participation in those plans, which management believes are reasonable.

In the table above, for PPL Energy Supply and LG&E, amounts include costs for the specific plans each sponsors and the following allocated costs of defined benefit plans sponsored by PPL Services (for PPL Energy Supply) and by LKE (for LG&E), based on their participation in those plans, which management believes are reasonable:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012

PPL Energy Supply	$34	$38	$31	$3	$5	$5
LG&E	2	5	5	4	4	5

(All Registrants except PPL Electric and KU)

PPL, PPL Energy Supply, LKE and LG&E adopted the new mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all U.S. defined benefit pension and other postretirement benefit plans at December 31, 2014.  In addition, PPL, PPL Energy Supply, LKE and LG&E updated the basis for estimating projected mortality improvements and selected the IRS BB-2D two-dimensional improvement scale on a generational basis for all U.S. defined benefit pension and other postretirement benefit plans.  These new mortality assumptions reflect the recognition of both improved life expectancies and the expectation of continuing improvements in life expectancies.  The use of the new base tables and improvement scale resulted in an increase to U.S. defined benefit pension and other postretirement benefit obligations, an increase to future expense and a decrease in funded status.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.  The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
PPL
Discount rate	4.25%	5.12%	3.85%	4.41%	4.08%	4.91%
Rate of compensation increase	3.92%	3.97%	4.00%	4.00%	3.86%	3.96%

PPL Energy Supply
Discount rate	4.28%	5.18%			3.81%	4.51%
Rate of compensation increase	4.03%	3.94%			4.03%	3.94%

LKE
Discount rate	4.25%	5.18%			4.06%	4.91%
Rate of compensation increase	3.50%	4.00%			3.50%	4.00%

LG&E
Discount rate	4.20%	5.13%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.  The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
PPL
Discount rate	5.12%	4.22%	5.06%	4.41%	4.27%	5.24%	4.91%	4.00%	4.80%
Rate of compensation increase	3.97%	3.98%	4.02%	4.00%	4.00%	4.00%	3.96%	3.97%	4.00%
Expected return on plan assets (a)	7.00%	7.03%	7.07%	7.19%	7.16%	7.17%	5.96%	5.94%	5.99%

PPL Energy Supply
Discount rate	5.18%	4.25%	5.12%				4.51%	3.77%	4.60%
Rate of compensation increase	3.94%	3.95%	4.00%				3.94%	3.95%	4.00%
Expected return on plan assets (a)	7.00%	7.00%	7.00%				N/A	N/A	N/A

LKE
Discount rate	5.18%	4.24%	5.09%				4.91%	3.99%	4.78%
Rate of compensation increase	4.00%	4.00%	4.00%				4.00%	4.00%	4.00%
Expected return on plan assets (a)	7.00%	7.10%	7.25%				6.75%	6.76%	7.02%

LG&E
Discount rate	5.13%	4.20%	5.00%
Expected return on plan assets (a)	7.00%	7.10%	7.25%

(a)
The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class.  Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL, PPL Energy Supply and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2014	2013	2012
PPL, PPL Energy Supply and LKE
Health care cost trend rate assumed for next year
- obligations	7.2%	7.6%	8.0%
- cost	7.6%	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.0%	5.0%	5.5%
- cost	5.0%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2020	2020	2019
- cost	2020	2019	2019

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects on the other postretirement benefit plans in 2014:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation
PPL	$5	$(5)
LKE	4	(4)

The effects on PPL Energy Supply's other postretirement benefit plan would not have been significant.

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Benefit Obligation, beginning of period	$4,591	$5,046	$8,143	$7,888	$662	$722
Service cost	102	126	71	69	12	14
Interest cost	233	213	354	320	32	29
Participant contributions			16	15	12	12
Plan amendments	(7)				6	(4)
Actuarial (gain) loss	925	(540)	747	46	58	(54)
Curtailments					(1)
Termination benefits	13			3
Gross benefits paid (a)	(248)	(254)	(411)	(375)	(56)	(57)
Federal subsidy					1
Currency conversion			(397)	177
Benefit Obligation, end of period	5,609	4,591	8,523	8,143	726	662

Change in Plan Assets
Plan assets at fair value, beginning of period	4,156	3,939	7,284	6,911	446	421
Actual return on plan assets	622	72	895	438	62	37
Employer contributions	102	399	311	134	16	30
Participant contributions			16	15	12	12
Gross benefits paid (a)	(248)	(254)	(411)	(375)	(52)	(54)
Currency conversion			(361)	161
Plan assets at fair value, end of period	4,632	4,156	7,734	7,284	484	446

Funded Status, end of period	$(977)	$(435)	$(789)	$(859)	$(242)	$(216)

Amounts recognized in the Balance
Sheets consist of:
Noncurrent asset					$1
Current liability	$(10)	$(8)	$(1)		(4)	$(1)
Noncurrent liability	(967)	(427)	(788)	$(859)	(239)	(215)
Net amount recognized, end of period	$(977)	$(435)	$(789)	$(859)	$(242)	$(216)

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Prior service cost (credit)	$41	$69			$(4)	$(11)
Net actuarial (gain) loss	1,412	842	$2,334	$2,112	54	33
Total (b)	$1,453	$911	$2,334	$2,112	$50	$22

Total accumulated benefit obligation
for defined benefit pension plans	$5,156	$4,191	$7,867	$7,542

(a)
Certain U.S. pension plans offered a limited-time program in 2014 and 2013 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump sum payment.  Gross benefits paid includes $33 million and $64 million of lump-sum cash payments made to terminated vested participants in 2014 and 2013 in connection with these offerings.

(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013

AOCI	$773	$430	$26	$19
Regulatory assets/liabilities	680	481	24	3
Total	$1,453	$911	$50	$22

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2014	2013	2014	2013

Projected benefit obligation	$5,609	$4,591	$8,523	$8,143
Fair value of plan assets	4,632	4,156	7,734	7,284

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2014	2013	2014	2013

Accumulated benefit obligation	$5,156	$572	$3,592	$3,441
Fair value of plan assets	4,632	431	3,321	3,131

(PPL Energy Supply)

The funded status of PPL Energy Supply's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit Obligation, beginning of period	$163	$176	$12	$17
Service cost	5	7		1
Interest cost	9	8	1
Plan amendments				(4)
Actuarial (gain) loss	38	(23)	(1)	(1)
Curtailments			(1)
Gross benefits paid	(5)	(5)	(1)	(1)
Benefit Obligation, end of period	210	163	10	12

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in Plan Assets
Plan assets at fair value, beginning of
period	147	149
Actual return on plan assets	22	3
Employer contributions	6		1	1
Gross benefits paid	(5)	(5)	(1)	(1)
Plan assets at fair value, end of period	170	147

Funded Status, end of period	$(40)	$(16)	$(10)	$(12)

Amounts recognized in the Balance
Sheets consist of:
Current liability			$(1)	$(1)
Noncurrent liability	$(40)	$(16)	(9)	(11)
Net amount recognized, end of period	$(40)	$(16)	$(10)	$(12)

Amounts recognized in AOCI
(pre-tax) consist of:
Prior service cost (credit)			$(4)	$(5)
Net actuarial (gain) loss	$59	$34		1
Total	$59	$34	$(4)	$(4)

Total accumulated benefit obligation
for defined benefit pension plans	$210	$163

PPL Energy Supply's pension plan had projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2014 and 2013.

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

	2014	2013

Pension	$259	$96
Other postretirement benefits	34	35

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,328	$1,487	$193	$209
Service cost	21	26	4	5
Interest cost	66	62	9	8
Participant contributions			7	7
Plan amendments (a)	23		6
Actuarial (gain) loss	253	(177)	32	(18)
Gross benefits paid (b)	(83)	(70)	(17)	(18)
Benefit Obligation, end of period	1,608	1,328	234	193

Change in Plan Assets
Plan assets at fair value, beginning of period	1,173	1,070	74	68
Actual return on plan assets	173	21	10	1
Employer contributions	38	152	8	16
Participant contributions			7	7
Gross benefits paid (b)	(83)	(70)	(17)	(18)
Plan assets at fair value, end of period	1,301	1,173	82	74

Funded Status, end of period	$(307)	$(155)	$(152)	$(119)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Amounts recognized in the Balance
Sheets consist of:
Noncurrent asset			$2
Current liability	$(3)	$(3)	(3)
Noncurrent liability	(304)	(152)	(151)	$(119)
Net amount recognized, end of period	$(307)	$(155)	$(152)	$(119)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Prior service cost (credit)	$43	$24	$12	$8
Net actuarial (gain) loss	354	205	(4)	(30)
Total	$397	$229	$8	$(22)

Total accumulated benefit obligation
for defined benefit pension plans	$1,461	$1,176

(a)
The plans were amended in December 2014 to enhance the early retirement factors for all plan participants retiring on or after January 1, 2015.  These modifications resulted in an increase of $23 million in the plans' projected benefit obligations as of December 31, 2014.

(b)
Certain LKE pension plans offered a limited-time program in 2014 and 2013 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump-sum payment.  The gross benefits paid includes $33 million and $21 million of lump-sum cash payments made to terminated vested participants in 2014 and 2013 in connection with these offerings.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013

AOCI	$65	$(19)	$8
Regulatory assets/liabilities	332	248		$(22)
Total	$397	$229	$8	$(22)

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligations (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2014	2013

Projected benefit obligation	$1,608	$1,328
Fair value of plan assets	1,301	1,173

	ABO in excess of plan assets
	2014	2013

Accumulated benefit obligation	$1,461	$350
Fair value of plan assets	1,301	284

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

	Pension Benefits
	2014	2013
Change in Benefit Obligation
Benefit Obligation, beginning of period	$291	$331
Service cost	1	2
Interest cost	15	14
Plan amendments (a)	9
Actuarial (gain) loss	36	(35)
Gross benefits paid (b)	(21)	(21)
Benefit Obligation, end of period	331	291

	Pension Benefits
	2014	2013
Change in Plan Assets
Plan assets at fair value, beginning of period	281	287
Actual return on plan assets	41	4
Employer contributions		11
Gross benefits paid (b)	(21)	(21)
Plan assets at fair value, end of period	301	281

Funded Status, end of period	$(30)	$(10)

Amounts recognized in the Balance Sheets consist of:
Noncurrent liability	$(30)	$(10)
Net amount recognized, end of period	$(30)	$(10)

Amounts recognized in regulatory assets (pre-tax)
consist of:
Prior service cost (credit)	$22	$15
Net actuarial (gain) loss	98	90
Total	$120	$105

Total accumulated benefit obligation for defined benefit pension plan	$330	$288

(a)
The plan was amended in December 2014 to enhance the early retirement factors for all plan participants retiring on or after January 1, 2015.  This modification resulted in an increase of $9 million in the plan's projected benefit obligation as of December 31, 2014.

(b)
LG&E's pension plan offered a limited-time program in 2014 and 2013 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump-sum payment.  The gross benefits paid includes $8 million and $7 million of lump-sum cash payments made to terminated vested participants in 2014 and 2013 in connection with these offerings.

LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013.

In addition to the plan it sponsors, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to LG&E resulted in liabilities at December 31 as follows:

	2014	2013

Pension	$27	$9
Other postretirement benefits	85	73

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

PPL Energy Supply identified the Steamfitters Local Union No. 420 Pension Plan, EIN/Plan Number 23-2004424/001 as the only significant plan to which contributions are made.  Contributions to this plan by PPL Energy Supply's mechanical contracting companies were $5 million for 2014, 2013 and 2012.  At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2014.  Therefore, the following disclosures specific to this plan are being made based on the Form 5500s filed for the plan years ended December 31, 2013 and 2012.  PPL Energy Supply's mechanical contracting subsidiaries were not identified individually as greater than 5% contributors on the Form 5500s.  However, the combined contributions of the four subsidiaries contributing to the plan had exceeded 5%.  The plan had a

Pension Protection Act zone status of red, without utilizing an extended amortization period, as of December 31, 2013 and 2012.  In addition, the plan is subject to a rehabilitation plan and surcharges have been applied to participating employer contributions.  The expiration date of the collective-bargaining agreement related to those employees participating in this plan is September 18, 2016.  There were no other plans deemed individually significant based on a multifaceted assessment of each plan.  This assessment included review of the funded/zone status of each plan and PPL Energy Supply's potential obligations under the plan and the number of participating employers contributing to the plan.

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

	2014	2013	2012

Pension Plans	$40	$36	$31
Other Postretirement Benefit Plans	33	32	28
Total Contributions	$73	$68	$59

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to PPL Electric resulted in liabilities at December 31 as follows.

	2014	2013

Pension	$212	$96
Other postretirement benefits	40	41

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

	2014	2013

Pension	$59	$11
Other postretirement benefits	52	42

Plan Assets - U.S. Pension Plans

(All Registrants except PPL Electric and KU)

PPL's primary legacy pension plan, the pension plans sponsored by LKE and the pension plan in which employees of PPL Montana participate are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL and LKE.  The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities.  The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

The investment policy of the Master Trust outlines investment objectives and defines the responsibilities of the EBPB, external investment managers, investment advisor and trustee and custodian.  The investment policy is reviewed annually by PPL's Board of Directors.

The EBPB created a risk management framework around the trust assets and pension liabilities.  This framework considers the trust assets as being composed of three sub-portfolios:  growth, immunizing and liquidity portfolios.  The growth portfolio is comprised of investments that generate a return at a reasonable risk, including equity securities, certain debt securities and alternative investments.  The immunizing portfolio consists of debt securities, generally with long durations, and derivative positions.  The immunizing portfolio is designed to offset a portion of the change in the pension liabilities due to changes in interest rates.  The liquidity portfolio consists primarily of cash and cash equivalents.

Target allocation ranges have been developed for each portfolio on a plan basis based on input from external consultants with a goal of limiting funded status volatility.  The EBPB monitors the investments in each portfolio on a plan basis, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility.  In pursuing that goal, the EBPB establishes revised guidelines from time to time.  EBPB investment guidelines on a plan basis, as well as the weighted average of such guidelines, as of the end of 2014 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

			2014 Target Asset Allocation (a)
	Percentage of trust assets		Weighted
	2014 (a)	2013	Average	PPL Plans	LKE Plans

Growth Portfolio	51%	59%	52%	52%	52%
Equity securities	26%	30%
Debt securities (b)	13%	17%
Alternative investments	12%	12%
Immunizing Portfolio	47%	39%	46%	46%	46%
Debt securities (b)	44%	40%
Derivatives	3%	(1%)
Liquidity Portfolio	2%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%

(a)	Allocations exclude consideration of cash for the WKE Bargaining Employees' Retirement Plan and a group annuity contract held by the LG&E and KU Retirement Plan.
(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(PPL Energy Supply)

PPL Montana, a subsidiary of PPL Energy Supply, has a pension plan whose assets are invested solely in the Master Trust, which is fully disclosed below.  The fair value of this plan's assets of $170 million and $147 million at December 31, 2014 and 2013 represents an interest of approximately 4% and 3% in the Master Trust.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets are invested solely in the Master Trust, which is fully disclosed below.  The fair value of these plans' assets of $1.3 billion and $1.2 billion at December 31, 2014 and 2013 represents an interest of approximately 28% and 29% in the Master Trust.

(LG&E)

LG&E has a pension plan whose assets are invested solely in the Master Trust, which is fully disclosed below.  The fair value of this plan's assets of $301 million and $281 million at December 31, 2014 and 2013 represents an interest of approximately 6% and 7% in the Master Trust.

(All Registrants except PPL Electric and KU)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2014				December 31, 2013
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$246	$246			$120	$120
Equity securities:
U.S.:
Large-cap	432	114	$318		480	134	$346
Small-cap	145	145			137	137
International	615		615		630	163	467
Commingled debt	818		818		749	13	736
Debt securities:
U.S. Treasury and U.S. government sponsored
agency	723	706	17		617	563	54
Residential/commercial backed securities	2		2		12		11	$1
Corporate	1,109		1,088	$21	963		940	23
International government	8		8		7		7
Other	9		9		24		24
Alternative investments:
Commodities	90		90		108		108
Real estate	148		148		134		134
Private equity	104			104	80			80
Hedge funds	223		223		210		210
Derivatives:
Interest rate swaps and swaptions	92		92		(49)		(49)
Other	12		12		12		12
Insurance contracts	33			33	37			37
PPL Services Corporation Master Trust assets, at
fair value	4,809	$1,211	$3,440	$158	4,271	$1,130	$3,000	$141
Receivables and payables, net (a)	(41)
401(h) accounts restricted for other
postretirement benefit obligations	(136)				(115)
Total PPL Services Corporation Master Trust
pension assets	$4,632				$4,156

(a)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2014 is as follows:

	Residential/
	commercial
	backed	Corporate	Private	Insurance
	securities	debt	equity	contracts	Total

Balance at beginning of period	$1	$23	$80	$37	$141
Actual return on plan assets
Relating to assets still held
at the reporting date	(1)	(1)	19	1	18
Relating to assets sold during the period		(1)			(1)
Purchases, sales and settlements			5	(5)
Balance at end of period	$	$21	$104	$33	$158

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2013 is as follows:

	Residential/
	commercial
	backed	Corporate	Private	Insurance	Other
	securities	debt	equity	contracts	debt	Total

Balance at beginning of period	$1	$27	$75	$42	$1	$146
Actual return on plan assets
Relating to assets still held
at the reporting date			3	2		5
Relating to assets sold during the period		5				5
Purchases, sales and settlements		(9)	2	(7)		(14)
Transfers from level 3 to level 2					(1)	(1)
Balance at end of period	$1	$23	$80	$37	$	$141

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

Investments in commingled equity and debt funds are categorized as equity securities.  These investments are classified as Level 2, except for exchange-traded funds, which are classified as Level 1 based on quoted prices in active markets.  The fair value measurements for Level 2 investments are based on firm quotes of net asset values per share, which are not considered obtained from a quoted price in an active market.  Investments in commingled equity funds include funds that invest in U.S. and international equity securities.  Investments in commingled debt funds include funds that invest in a diversified portfolio of emerging market debt obligations, as well as funds that invest in investment grade long-duration fixed-income securities.

The fair value measurements of debt securities are generally based on evaluations that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.  The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs.  Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data.  For the Master Trust, these securities represent investments in securities issued by U.S. Treasury and U.S. government sponsored agencies; investments securitized by residential mortgages, auto loans, credit cards and other pooled loans; investments in investment grade and non-investment grade bonds issued by U.S. companies across several industries; investments in debt securities issued by foreign governments and corporations and exchange traded funds.

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

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies.  Four of the partnerships have limited lives of ten years, while the fifth has a life of 15 years, after which liquidating distributions will be received.  Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval.  The Master Trust has unfunded commitments of $55 million that may be required during the lives of the partnerships.  Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge funds represent investments in three hedge fund of funds.  Hedge funds seek a return utilizing a number of diverse investment strategies.  The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under most market conditions.  Major investment strategies for the hedge fund of funds include long/short equity, market neutral, distressed debt, and relative value.  Generally, shares may be redeemed within 65 to 95 days with prior written notice.  The funds are subject to short term lockups and have limitations on the amount that may be withdrawn based on a percentage of the total net asset value of the fund, among other restrictions.  All withdrawals are subject to the general partner's approval.  The fair value for two of the funds has been estimated using the net asset value per share and the third fund's fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

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

Plan Assets - U.S. Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner.  Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments.  These plans benefit from diversification of asset types, investment fund strategies and investment fund managers, and therefore, have no significant concentration of risk.  Equity securities include investments in domestic large-cap commingled funds.  Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes.  Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes.  The asset allocation for the PPL VEBA trusts, excluding LKE, and the target allocation, by asset class, at December 31 are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2014	2013	2014
Asset Class
U.S. Equity securities	49%	55%	45%
Debt securities (a)	49%	41%	50%
Cash and cash equivalents (b)	2%	4%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.
(b)	Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, as disclosed in the PPL Services Corporation Master Trust, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2014				December 31, 2013
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$9	$9			$12	$12
U.S. Equity securities:
Large-cap	169		$169		182		$182
Commingled debt	136		136		100		100
Debt securities:
Municipalities	33		33		36		36
Total VEBA trust assets, at fair value	347	$9	$338		330	$12	$318
Receivables and payables, net (a)	1				1
401(h) account assets	136				115
Total other postretirement benefit plan
assets	$484				$446

(a)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

Investments in money market funds represent investments in funds that invest primarily in a diversified portfolio of investment grade money market instruments, including, but not limited to, commercial paper, notes, repurchase agreements and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase.  The primary objective of the fund is a high level of current income consistent with stability of principal and liquidity.  Redemptions can be made daily on this fund.

Investments in large-cap equity securities represent investments in a passively managed equity index fund that invests in securities and a combination of other collective funds.  Fair value measurements are not obtained from a quoted price in an active market but are based on firm quotes of net asset values per share as provided by the trustee of the fund.  Redemptions can be made daily on this fund.

Investments in commingled debt securities represent investments in a fund that invests in a diversified portfolio of investment grade long-duration fixed income securities.  Redemptions can be made weekly on these funds.

Investments in municipalities represent investments in a diverse mix of tax-exempt municipal securities.  The fair value measurements for these securities are based on recently executed transactions for identical securities or for similar securities.

Plan Assets - U.K. Pension Plans (PPL)

The overall investment strategy of WPD's pension plans is developed by each plan's independent trustees in its Statement of Investment Principles in compliance with the U.K. Pensions Act of 1995 and other U.K. legislation.  The trustees' primary focus is to ensure that assets are sufficient to meet members' benefits as they fall due with a longer term objective to reduce investment risk.  The investment strategy is intended to maximize investment returns while not incurring excessive volatility in the funding position.  WPD's plans are invested in a wide diversification of asset types, fund strategies and fund managers; and therefore, have no significant concentration of risk.  Commingled funds that consist entirely of debt securities are traded as equity units, but treated by WPD as debt securities for asset allocation and target allocation purposes.  These include investments in U.K. corporate bonds and U.K. gilts.

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2014	2013	2014
Asset Class
Cash and cash equivalents	1%
Equity securities
U.K.	3%	7%	3%
European (excluding the U.K.)	3%	5%	3%
Asian-Pacific	2%	3%	2%
North American	3%	5%	3%
Emerging markets	9%	8%	9%
Currency	2%	7%	3%
Global Tactical Asset Allocation	29%	19%	30%
Debt securities (a)	42%	40%	41%
Alternative investments	6%	6%	6%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2014				December 31, 2013
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$57	$57			$10	$10
Equity securities:
U.K. companies	239		$239		523	267	$256
European companies (excluding the U.K.)	198		198		355	275	80
Asian-Pacific companies	142		142		226	180	46
North American companies	227		227		352	254	98
Emerging markets companies	309		309		411	126	285
Global Equities	397		397		161		161
Currency	190		190		485		485
Global Tactical Asset Allocation	2,263		2,263		1,384		1,384
Commingled debt:
U.K. corporate bonds	436		436		504		504
U.K. gilts	2,840		2,840		2,426		2,426

	December 31, 2014				December 31, 2013
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Alternative investments:
Real estate	436		436		447		447
Fair value - U.K. pension plans	$7,734	$57	$7,677		$7,284	$1,112	$6,172

Except for investments in real estate, the fair value measurements of WPD's pension plan assets are based on the same inputs and measurement techniques used to measure the U.S. pension plan assets described above.

Investments in equity securities represent actively and passively managed funds that are measured against various equity indices.  The Global Tactical Asset Allocation strategy attempts to benefit from short-term market inefficiencies by taking positions in worldwide markets with the objective to profit from relative movements across those markets.

U.K. corporate bonds include investment grade corporate bonds of companies from diversified U.K. industries.

U.K. gilts include gilts, index-linked gilts and swaps intended to track a portion of the plans' liabilities.

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

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

PPL's U.S. defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL contributed $175 million to its U.S. pension plans in January 2015.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  PPL expects to make approximately $10 million of benefit payments under these plans in 2015.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause PPL to contribute $17 million to its other postretirement benefit plans in 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2015	$268	$54	$1
2016	279	56	1
2017	294	58	1
2018	308	60	1
2019	323	62	1
2020-2024	1,749	326	3

(PPL Energy Supply)

The PPL Montana pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL Montana contributed $32 million to its pension plan in January 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

		Other
	Pension	Postretirement

2015	$5	$1
2016	7	1
2017	7	1
2018	8	2
2019	9	2
2020-2024	58	9

(LKE)

LKE's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, LKE contributed $49 million to its pension plans in January 2015.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  LKE expects to make $3 million of benefit payments under these plans in 2015.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause LKE to contribute $13 million to its other postretirement benefit plan in 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2015	$60	$14
2016	62	14
2017	67	15	$1
2018	72	16
2019	77	17
2020-2024	456	88	2

(LG&E)

LG&E's defined benefit pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, LG&E contributed $13 million to its pension plan in January 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan.

Pension

2015	$15
2016	16
2017	17
2018	18
2019	19
2020-2024	105

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements.  Contribution requirements for periods after April 1, 2014 were evaluated in accordance with the valuations performed as of March 31, 2013.  WPD expects to make contributions of approximately $377 million in 2015.  WPD is currently permitted to recover in rates approximately 64% of their pension funding requirements for their primary pension plans, increasing to approximately 80% in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension

2015	$386
2016	391
2017	395
2018	403
2019	409
2020-2024	2,118

Savings Plans (All Registrants)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s).  Employer contributions to the plans were:

	2014	2013	2012

PPL	$47	$41	$36
PPL Energy Supply	14	12	12
PPL Electric	6	6	5
LKE	15	13	12
LG&E	5	7	6
KU	4	6	6

(PPL, PPL Energy Supply and PPL Electric)

Employee Stock Ownership Plan

PPL sponsors a non-leveraged ESOP in which domestic employees, excluding those of PPL Montana, LKE and the mechanical contractors, are enrolled on the first day of the month following eligible employee status.  Dividends paid on ESOP shares are treated as ordinary dividends by PPL.  Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution, which is discretionary, is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes.  Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

For 2014 and 2013, PPL did not record compensation expense related to the ESOP as no contribution was made.  Compensation expense for ESOP contributions was $8 million in 2012.  This amount was offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

PPL shares within the ESOP at December 31, 2014 were 7,053,754, or 1% of total common shares outstanding, and are included in all EPS calculations.

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

See Note 8 for a discussion of separation benefits related to the anticipated spinoff of PPL Energy Supply and Note 13 for a discussion of separation benefits related to the one-time voluntary retirement window offered to certain bargaining unit employees as part of the new three-year labor agreement with IBEW local 1600.  Separation benefits were not significant in 2013 and 2012.

12.  Jointly Owned Facilities

(All Registrants except PPL Electric)

At December 31, 2014 and 2013, the Balance Sheets reflect the owned interests in the facilities listed below.

					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
PPL
December 31, 2014
Generating Plants
Susquehanna	90.00%	$4,746		$3,591	$117
Conemaugh	16.25%	330		141	2
Keystone	12.34%	213		102	2
Trimble County Units 1 & 2	75.00%	1,311		173	91
Merrill Creek Reservoir	8.37%		$22	15

December 31, 2013
Generating Plants
Susquehanna	90.00%	$4,686		$3,545	$76
Conemaugh	16.25%	247		131	63
Keystone	12.34%	207		91	2
Trimble County Units 1 & 2	75.00%	1,288		144	54
Merrill Creek Reservoir	8.37%		$22	16

PPL Energy Supply
December 31, 2014
Generating Plants
Susquehanna	90.00%	$4,746		$3,591	$117
Conemaugh	16.25%	330		141	2
Keystone	12.34%	213		102	2
Merrill Creek Reservoir	8.37%		$22	15

December 31, 2013
Generating Plants
Susquehanna	90.00%	$4,686		$3,545	$76
Conemaugh	16.25%	247		131	63
Keystone	12.34%	207		91	2
Merrill Creek Reservoir	8.37%		$22	16

LKE
December 31, 2014
Generating Plants
Trimble County Unit 1	75.00%	$309	$51	$59
Trimble County Unit 2	75.00%	1,002	122	32

December 31, 2013
Generating Plants
Trimble County Unit 1	75.00%	$308	$42	$18
Trimble County Unit 2	75.00%	980	102	36

LG&E
December 31, 2014
Generating Plants
E.W. Brown Units 6-7	38.00%	$40	$10
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	47	7
Trimble County Unit 1	75.00%	309	51	$59
Trimble County Unit 2	14.25%	205	23	15
Trimble County Units 5-6	29.00%	29	5
Trimble County Units 7-10	37.00%	70	11
Cane Run Unit 7	22.00%			113

					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
December 31, 2013
Generating Plants
E.W. Brown Units 6-7	38.00%	$40		$7	$1
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	46		5	1
Trimble County Unit 1	75.00%	308		42	18
Trimble County Unit 2	14.25%	200		19	14
Trimble County Units 5-6	29.00%	29		3
Trimble County Units 7-10	37.00%	69		7	1
Cane Run Unit 7	22.00%				91

KU
December 31, 2014
Generating Plants
E.W. Brown Units 6-7	62.00%	$65		$15	$1
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	42		6
Trimble County Unit 2	60.75%	797		98	17
Trimble County Units 5-6	71.00%	70		11
Trimble County Units 7-10	63.00%	120		18	1
Cane Run Unit 7	78.00%				403

December 31, 2013
Generating Plants
E.W. Brown Units 6-7	62.00%	$64		$11	$2
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	42		4	1
Trimble County Unit 2	60.75%	780		83	22
Trimble County Units 5-6	71.00%	70		8
Trimble County Units 7-10	63.00%	118		12	2
Cane Run Unit 7	78.00%				317

Each subsidiary owning these interests provides its own funding for its share of the facility.  Each receives a portion of the total output of the generating plants equal to its percentage ownership.  The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

In addition to the interests mentioned above, at December 31, 2014 and 2013, PPL Montana had a 50% ownership interest in Colstrip Units 1 and 2 and a 30% ownership interest in Colstrip Unit 3.  The book value of these assets was not significant.  At December 31, 2014 and 2013, NorthWestern owned a 30% interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4.  Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4, and is entitled to take up to the same percentage of the available generation from Units 3 and 4.

13.  Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term energy and energy related contracts which include commitments to purchase:

Maximum
Maturity
Contract Type	Date

Fuels (a)	2023
Limestone	2030
Natural Gas Storage	2026
Natural Gas Transportation	2032
Power, excluding wind	2021
RECs	2021
Wind Power	2027

(a)	PPL Energy Supply incurred pre-tax charges of $29 million during 2012 to reduce its 2012 and 2013 contracted coal deliveries. These charges were recorded to "Fuel" on the Statement of Income.

(PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's gas supply operations.  These contracts include the following commitments:

Maximum
Maturity
Contract Type	Date

Coal	2019
Coal Transportation and Fleeting Services	2024
Natural Gas Storage	2024
Natural Gas Transportation	2024

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040.  See footnote (h) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract.  Future obligations for power purchases from OVEC are unconditional demand payments, comprised of annual minimum debt service payments, as well as contractually required reimbursement of plant operating, maintenance and other expenses as follows:

	LG&E	KU	Total

2015	$18	$8	$26
2016	18	8	26
2017	19	8	27
2018	20	9	29
2019	22	10	32
Thereafter	510	226	736
	$607	$269	$876

In addition, LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2014	2013	2012

LG&E	$17	$18	$20
KU	8	8	9
Total	$25	$26	$29

(PPL and PPL Electric)

In January 2013, the PUC approved PPL Electric's procurement plan for the period June 2013 through May 2015.  To date, PPL Electric has conducted all of its planned competitive solicitations.  The solicitations include layered short-term full requirement products ranging from three months to 12 months for residential and small commercial and industrial PLR customers as well as a recurring 12 month spot market product for large commercial and industrial PLR customers.  In April 2014, PPL Electric filed a new DSP with the PUC for the period June 1, 2015 through May 2017.  The PUC subsequently approved the plan on January 15, 2015.  The approved plan proposes that PPL Electric procure this energy through competitive solicitations conducted twice each plan year beginning in April 2015.

(PPL Electric)

See Note 14 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend into 2020, excluding long-term renewable energy agreements that extend into 2038.

(PPL Energy Supply)

See Note 14 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

WKE Indemnification (PPL and LKE)

See footnote (g) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

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

On March 6, 2013, the Sierra Club and MEIC filed a complaint against PPL Montana and the other Colstrip co-owners in the U.S. District Court, District of Montana, Billings Division.  PPL Montana operates Colstrip on behalf of the co-owners.  The complaint is generally consistent with the prior Notices and lists 39 separate claims for relief.  All but three of the claims allege Prevention of Significant Deterioration (PSD)-related violations under the federal Clean Air Act for various plant maintenance projects completed since 1992.  For each such project or set of projects, there are separate claims for failure to obtain a PSD permit, for failure to obtain a Montana Air Quality Permit to operate after the project(s) were completed and for operating after completion of such project(s) without "Best Available Control Technology".  The remaining three claims relate to the alleged failure to update the Title V operating permit for Colstrip to reflect the alleged major modifications described in the other claims, allege that the previous Title V compliance certifications were incomplete because they did not address the major plant modifications, and that numerous opacity violations have occurred at the plant since 2007.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

In July 2013, the Sierra Club and MEIC filed an additional Notice, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  PPL Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  On August 27, 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but alleges those claims in regard to only eight projects at the plant between 2001 and 2013.  On September 26, 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery is ongoing.  In January 2015, trial as to liability in this matter was rescheduled to November 16, 2015.  A trial date with respect to remedies, if there is a finding of liability, has not been scheduled.  PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same.  PPL Montana cannot predict the ultimate outcome of this matter at this time.

Notice of Intent to File Suit

On October 20, 2014, PPL Energy Supply received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant.  The letter was sent to PPL Brunner Island and the PADEP and is intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleges that PPL Brunner Island failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen into the Susquehanna River.  The letter also alleges that PADEP has failed to ensure that credits generated from nonpoint source pollution reduction activities that PPL Brunner Island applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  If a court-approved settlement cannot be reached, CBF plans to seek injunctive relief, monetary penalties, fees and costs of litigation.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Proposed Legislation - Pacific Northwest

In the first quarter of 2015, legislation was proposed in the State of Oregon to eliminate, over time, the sale of electricity in Oregon from coal-fired generating facilities, and in the State of Washington to provide a means of cost recovery to utility owners of coal-fired generating facilities who commit to retire such facilities.  Both proposals are in their earliest stages of consideration and PPL and PPL Energy Supply cannot predict whether any legislation seeking to achieve the objectives of the Oregon or Washington legislation will be enacted.  Were such legislation to be enacted as proposed, such laws, either individually or collectively, would not be expected to have a material adverse effect on PPL's or PPL Energy Supply's financial condition or results of operation.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

On December 16, 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA.  In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence.  These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations.  Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant.  In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects.  In response to a motion to dismiss filed by PPL and LG&E, on July 17, 2014 the court dismissed the plaintiffs' RCRA claims and all but one of its Clean Air Act claims, but declined to dismiss their common law tort claims.  Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute.  In December 2014, the U.S. Court of Appeals for the Sixth Circuit issued an order granting appellate review regarding issues to be presented by both parties.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant.  LG&E has previously announced that it anticipates retiring the coal-fired units at Cane Run before the end of 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act.  The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit.  The Sierra Club seeks civil penalties, injunctive relief, plus costs and attorney's fees.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant but believe the plant is operating in compliance with the permits.

Regulatory Issues

(All Registrants except PPL Energy Supply)

See Note 6 for information on regulatory matters related to utility rate regulation.

Potential Impact of Financial Reform Legislation (All Registrants)

The Dodd-Frank Act amended the Commodity Exchange Act (CEA) to include provisions that impose regulatory reporting requirements for most over-the-counter derivative transactions, and in the future will require many such transactions to be executed through an exchange and to be centrally-cleared.  The Dodd-Frank Act amendments to the CEA also provide that the U.S. Commodity Futures Trading Commission (CFTC) may impose collateral (margin) requirements for over-the-counter derivative transactions that are not cleared, as well as establish speculative position limits for nonfinancial commodity derivatives and regulatory capital requirements for certain types of entities that enter into non-cleared swaps.  The CFTC and the banking regulators continue to finalize rules implementing the major provisions in the Dodd-Frank Act.

The Registrants are not required to register as either "swap dealers" or "major swap participants" under the new regulatory regime.  Consequently, the Registrants are not subject to the extensive regulatory requirements applicable to such registered entities, including Business Conduct Standards and other complex requirements under CFTC regulations.  Nonetheless, the Dodd-Frank Act and implementing regulations have imposed on the Registrants additional and costly compliance, recordkeeping, reporting and documentation requirements.

In the future, the Registrants may be required to post additional collateral (margin) for over-the-counter derivatives transactions that are not cleared.  In addition, the Registrants could face significantly higher operating costs if they or their counterparties are subject to certain regulations implementing the Dodd-Frank Act which are expected to be finalized during 2015.  On January 12, 2015, President Obama signed into law a broad legislative exemption from the margin requirements for non-cleared swaps to which a commercial end-user is a counterparty.  While the specifics of this new legislative exemption must be reconciled with proposed but not yet finalized margin regulations, the Registrants do not anticipate being subject to direct regulatory margin requirements associated with their non-cleared swap transactions.  Instead, the Registrants' swap counterparties likely will continue to require posting of collateral and other forms of credit support (subject to unsecured thresholds and industry-standard documentation) for certain of the Registrants' non-cleared swap activities.

Additionally, the regulatory burdens and costs that the Dodd-Frank Act regulations impose on market participants could limit the Registrants' non-cleared swap transactions, or could cause decreased liquidity in the over-the-counter swap markets, as the CFTC's speculative position limits rules for nonfinancial commodity derivatives are finalized and implemented, and as financial institutions and other market participants discontinue proprietary trading operations or dealing activity in certain swaps markets.  Such increased costs and decreased liquidity could make it more difficult for the Registrants to successfully and cost-efficiently meet commercial risk hedging targets.  The Registrants will continue to evaluate the Dodd-Frank Act provisions of the CEA, and implementing regulations, but could incur significant costs related to ongoing compliance with the law and regulations.

(PPL, PPL Energy Supply and PPL Electric)

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC (the Act).  To create incentives for the development of new, in-state electricity generation facilities, the Act implemented a long-term capacity agreement pilot program (LCAPP).  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as the generation that may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  In April 2011, the FERC issued an order granting in part and denying in part P3's complaint and ordering changes in PJM's capacity rules consistent with a significant portion of P3's requested changes.  Several parties filed appeals of the FERC's order.  In February 2014, the U.S. Court of Appeals for the Third Circuit upheld FERC's order, and the decision has become final.

In February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey (the Appellants).  In September 2014, the Third Circuit affirmed the District Court's decision.  In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, specifically a 661 MW natural gas-fired combined-cycle generating facility to be owned by CPV Maryland, LLC.  PPL believes the intent and effect of the action by the MD PSC is to encourage the construction of new generation in Maryland even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The MD PSC action could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requested declaratory and injunctive relief barring implementation of the order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the MD PSC order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (the Appellants).  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing.  In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at December 31, 2014 by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against PPL Montana.  The initial decision is pending review by the FERC.

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

(All Registrants)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electricity and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  In December 2013, PPL and these subsidiaries filed market-based rate updates for the Eastern and Western regions.  In June 2014, the FERC accepted PPL's and its subsidiaries' updated market power analysis finding that they qualify for continued market-based rate authority in the Western region.  In November 2014, the FERC accepted PPL's and its subsidiaries' updated market power analysis finding that they qualify for continued market-based rate authority in the Eastern region.

Electricity - Reliability Standards

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

In October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of geomagnetic disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers.  On May 16, 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval.  The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of geomagnetic disturbances on the bulk-power system.  This NERC proposed standard was filed by NERC with FERC for approval in January 2014, and was approved on June 19, 2014.  The second type is to require owners and operators of the bulk-power system to assess certain geomagnetic disturbance events and develop and implement plans to protect the bulk-power system from those events.  This proposal was filed by NERC with FERC for approval by January 22, 2015 and is pending consideration by FERC.  The Registrants may be required to make significant expenditures in new equipment or modifications to their facilities to comply with the new requirements.  The Registrants are unable to predict the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

Environmental Matters - Domestic

(All Registrants)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans.  Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced.  As PPL Energy Supply is not a rate-regulated entity, it cannot seek to recover environmental compliance costs through the mechanism of rate recovery.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(All Registrants except PPL Electric)

Air

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone.  In accordance with an October 2014 U.S. Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases:  Phase 1 commenced in January 2015 and Phase 2 commences in 2017.  Sulfur dioxide emissions are subject to an annual trading program and nitrogen oxide emissions are subject to annual and ozone season programs.  Oral arguments pertaining to outstanding challenges to the EPA's CSAPR will be heard before the D.C. Circuit Court on February 25, 2015.

Although PPL, PPL Energy Supply, LKE, LG&E and KU do not anticipate significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP is expected to finalize a rule in early 2015 requiring nitrogen oxide reductions for fossil-fueled plants.  The EPA proposed to further strengthen the ozone standard in November 2014, which could lead to further nitrogen oxide reductions, particularly for PPL, PPL Energy Supply, LKE, LG&E, and KU fossil-fueled plants within the OTR.  The EPA is under court order to finalize the standard by October 1, 2015.  States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment.  The EPA recently sent a policy memo to state agencies to facilitate the development of these plans, including modeling data showing which states are contributing.  The implementation of such plans could have an impact on the structure and stringency of CSAPR Phase 2 reductions (discussed above).

In 2010, the EPA finalized a new National Ambient Air Quality Standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment".  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area) and part of Jefferson County in Kentucky.  Attainment must be achieved by 2018.  States are working to finalize designations for other areas and in April 2014, the EPA proposed timeframes for completing these designations.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CSAPR (as discussed above), or the MATS, or the Regional Haze Rules (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as the plant's operations will be suspended by April 2015 and the plant is expected to be retired in August 2015.  In addition, MDEQ recently submitted a request to the EPA for a determination that this area is in attainment.  If the EPA agrees with this request, then the deadlines associated with non-attainment would be suspended.

In December 2012, the EPA issued final rules that tighten the annual National Ambient Air Quality Standard for fine particulates.  The rules were challenged by industry groups, and in May 2014 the D.C. Circuit Court upheld them.  On January 15, 2015, the EPA published a final rule establishing area designations under the standard.  Non-attainment areas in Pennsylvania and Kentucky were identified.  PPL Energy Supply plants in Pennsylvania are not expected to be required to make further reductions towards achieving attainment.  In Kentucky, mitigation in Jefferson County is expected to be supported by projects already underway at Cane Run and Mill Creek and in Northern Kentucky by projects at Ghent and Trimble County.  States have until 2021 to achieve attainment in non-attainment areas.

Until final rules are promulgated, non-attainment designations are finalized and state compliance plans are developed, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the ultimate outcome of the new National Ambient Air Quality standards for ozone, sulfur dioxide and particulate matter.

MATS

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, known as the MATS, with an effective date of April 16, 2012.  The rule was challenged by industry groups and states and was upheld by the D.C. Circuit Court, in April 2014.  On November 25, 2014, the U.S. Supreme Court granted a petition for review of the rule.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants.

At the time the MATS rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expected need to install environmental controls including chemical additive and fabric-filter baghouses to remove air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  LG&E's and KU's anticipated retirement of certain coal-fired electricity generating units located at Cane Run and Green River is in response to MATS and other environmental regulations.  The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E or KU.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed at Colstrip are required, the cost of which is not expected to be significant.  Operations will be suspended at the Corette plant by April 2015 and the plant is expected to be retired in August 2015 due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant asset group was determined to be impaired in December 2013.  See Note 16 for additional information.

PPL Energy Supply, LG&E and KU are conducting in-depth reviews of the EPA's recent amendments to the final rule and certain proposed corrections, none of which are currently expected to be significant.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates.  To date, the focus of regional haze regulation has been the western U.S.  As for the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides.  However, the EPA's determination is being challenged by environmental groups and others.

LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a significant regional haze impact.  These reductions are required in the regional haze state implementation plan that the Kentucky Division for Air Quality submitted to the EPA.  LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to do so.  The EPA finalized the Federal Implementation Plan (FIP) for Montana in September 2012.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed stricter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply is meeting these stricter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette by April 2015 (see "MATS" discussion above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit, oral argument was heard in May 2014, and the parties are awaiting a decision.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants, but has received no further communications from the EPA since providing its responses.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  The companies responded to the EPA and the matter remains open.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  The EPA requests remain an open matter.  In September 2012, PPL Montana received an information request from the MDEQ regarding Colstrip Unit 1 and other projects.  MDEQ formally suspended this request on June 6, 2014 in consideration of pending litigation (see "Legal Matters - Sierra Club Litigation" above).  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

States and environmental groups also have commenced litigation alleging violations of the NSR regulations by coal-fired generating plants across the nation.  See "Legal Matters" above for information on a lawsuit filed by environmental groups in March 2013 against PPL Montana and other owners of Colstrip.

If PPL subsidiaries are found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, PPL, PPL Energy Supply, LKE, LG&E and KU would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the National Ambient Air Quality Standards (NAAQS) in the area and reflecting Lowest Achievable Emission Rates for pollutants not meeting the NAAQS in the area.  The costs to meet such limits, including installation of technology at certain units, could be material.

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload coal-fired generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the Kentucky Division for Air Quality.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on plant operations, including increased capital costs, if any.

Climate Change

(All Registrants)

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from new motor vehicles, in April 2010 the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of carbon dioxide emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  The EPA's rules were challenged in court and on June 23, 2014 the U.S. Supreme Court ruled that the EPA has the authority to regulate carbon dioxide emissions under these provisions of the Clean Air Act but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other pollutants.  As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in carbon dioxide emissions must comply with BACT permit limits for carbon dioxide if it would otherwise be subject to BACT or lowest achievable emissions rate limits due to significant increases in other pollutants.

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing GHG emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards.  Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change.  Requirements related to this could affect the Registrants and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements.  As further described above, the EPA has proposed rules pursuant to this directive, which it expects to finalize in the second or third quarter of 2015.  The EPA has also announced that it will be developing a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan.  The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.8 to $38 per metric ton for 2015 may also lead to more costly regulatory requirements.

In January 2014, the EPA issued a revised proposal to regulate carbon dioxide emissions from new power plants.  The revised proposal calls for separate emission standards for coal and gas units based on the application of different technologies.  The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal-fired plants.  The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable.  The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

The EPA has also issued proposed regulations addressing carbon dioxide emissions from existing power plants.  The existing plant proposal contains state-specific rate-based reduction goals and guidelines for the development, submission and implementation of state plans to achieve the state goals.  State-specific goals were calculated from 2012 data by applying EPA's broad interpretation and definition of the Best System of Emission Reduction resulting in stringent targets to be met in two phases (2020-2029 and 2030 and beyond).  The regulation of carbon dioxide emissions from existing power plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

In June 2014, the EPA also proposed a regulation addressing carbon dioxide emissions from existing power plants that are modified or reconstructed.  The Registrants, however, do not expect a significant impact from this rulemaking as there are no plans to modify or reconstruct their existing plants in a manner that would trigger the proposed requirements.

(PPL and PPL Energy Supply)

Based on the stringent GHG reduction requirements in the EPA's proposed rule for existing plants, and based on information gained from public input, the PADEP is no longer expecting to achieve all required GHG reductions by solely increasing efficiency at existing fossil-fuel plants and/or reducing their generation as set forth in the PADEP's April 10, 2014 white paper.  On October 23, 2014, the Governor of Pennsylvania signed into law Act 175 of 2014, requiring the PADEP to obtain General Assembly approval of any state plan addressing GHG emissions under the EPA's GHG rules for existing plants.  The law includes provisions to minimize the exposure to a federal implementation plan due to legislative delay.

The MDEQ, at the request of the Governor of Montana, has issued a white paper outlining possible regulatory scenarios to implement the EPA's proposed GHG rule for existing plants, including a combination of increasing energy efficiency at coal-fired plants, adding more low- and zero-carbon generation, and carbon sequestration at Colstrip.  The white paper was made public in September 2014 and the MDEQ has held public meetings to present the white paper and gather comments. Legislation is also being drafted which would require legislative approval of any related plan formulated by MDEQ.  PPL and PPL Energy Supply cannot predict the outcome of this legislation.

(PPL, LKE, LG&E and KU)

In April 2014, the Kentucky General Assembly passed legislation which limits the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources.  The legislation provides that such state GHG performance standards shall be based on emission reductions, efficiency measures, and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch.  These statutory restrictions may make it more difficult for Kentucky to achieve the GHG reduction levels which the EPA has proposed for Kentucky.

(All Registrants except PPL Electric)

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the U.S. Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal district court granted defendants' motions to dismiss the state common law claims.  Plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit, and in May 2013, the Fifth Circuit affirmed the district court's dismissal of the case.  Additional litigation in federal and state courts over such issues is continuing.  The Registrants cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

In 2014 and 2013, PPL's power plants emitted approximately 62 million tons of carbon dioxide.  The 2014 totals reflect 26 million tons from PPL Energy Supply's plants, and 18 million tons each from LG&E's and KU's generating fleets.  All tons are U.S. short tons (2,000 pounds/ton).

Renewable Energy Legislation

(PPL, PPL Energy Supply and PPL Electric)

In Pennsylvania, a co-sponsorship memo is being circulated with the stated intent of introducing legislation increasing AEPS solar and Tier 1 targets.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this legislative effort.

(PPL and PPL Energy Supply)

In New Jersey, a bill (S-1475) has been introduced to increase the current Renewable Portfolio Standard (RPS) to 30% from Class I sources by 2020.  The chairman of the Senate Environmental Committee convened a workgroup to look at further changes to New Jersey's RPS law to enable New Jersey to meet emissions goals established in the state's Global Warming Response Act.  A bill (S-2444) was subsequently introduced to mandate that 80% of New Jersey's electricity be generated from renewable resources by 2050.  PPL and PPL Energy Supply cannot predict the outcome of this legislation.

(All Registrants)

The Registrants believe there are financial, regulatory and operational uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply and downward pressure on energy prices that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (All Registrants except PPL Electric)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under the RCRA.  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  On December 19, 2014, the EPA issued its pre-publication version of the rule regulating coal combustion residuals (CCRs), imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and are not closed.  Under the rule the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions.  The CCR Rule will become effective six months after publication in the Federal Register with publication expected in early 2015.  This self-implementing rule requires posting of compliance documentation on a publically accessible website and is enforced through citizen suits.  This new separate federal rule is expected to create conflicts with the existing state rules, permits, and compliance orders from the individual states.  PPL expects that its plants using surface impoundments for management and disposal of CCRs or the past management of CCRs and continued use to manage waste waters will be most impacted by this rule.  The rule's specific closure requirements for CCR impoundments and landfills may require increases to AROs for these facilities at the Registrants' coal-fired plants.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict how this rule will impact their facilities, but the financial and operational impact could be significant.

Trimble County Landfill (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle CCRs generated at the Trimble County plant.  After extensive review of the permit application in May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  After assessing additional options for managing coal combustion residuals, in January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant.  LG&E has also applied for other necessary regulatory approvals including a dredge and fill permit from the U.S. Army Corps of Engineers, in which proceeding the EPA has submitted certain comments or data requests to which LG&E and KU are responding.  PPL, LKE, LG&E and KU are unable to determine the potential impact of this matter until all permits are issued and any resulting legal challenges are concluded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(All Registrants except PPL Electric)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL, PPL Energy Supply, LKE, LG&E and KU plants.  PPL, PPL Energy Supply, LKE, LG&E and KU have completed or are completing assessments of seepages or groundwater infiltration at various facilities and have completed or are working with agencies to respond to notices of violations and implement assessment or abatement measures, where required or applicable.  A range of reasonably possible losses cannot currently be estimated.

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

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC and the National Wildlife Federation.  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.  This matter was stayed in December 2012.  In April 2014, Earthjustice filed a motion for leave to amend the petition for review and to lift the stay which was granted by the court in May 2014.  PPL Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were both denied in October 2014.  Discovery is ongoing, and a bench trial is set for April 2016.

(All Registrants except PPL Electric)

Clean Water Act 316(b)

The EPA's final 316(b) rule for existing facilities became effective on October 14, 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  States are allowed considerable authority to make site-specific determinations under the rule.  The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment).  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs.  Once-through systems would likely require additional technology to comply with the rule.  Mill Creek Unit 1 and Brunner Island (all units) are the only units expected to be impacted.  PPL, PPL Energy Supply, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities if finalized as proposed.  The EPA has indicated that it will coordinate these regulations with the regulation of CCRs discussed above.  The proposal contains alternative approaches, some of which could significantly impact PPL's coal-fired plants.  The final regulation is expected to be issued by the third or fourth quarter of 2015.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

(All Registrants)

Waters of the United States (WOTUS)

On April 21, 2014, the EPA and the U.S. Army Corps of Engineers (Army Corps) published a proposed rule defining WOTUS that could greatly expand the federal government's interpretation of what constitutes WOTUS subject to regulation under the Clean Water Act.  If the definition is expanded as proposed by the EPA and the Army Corps, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant.  The EPA plans to make certain changes to the proposed regulation based on comments received.  The U.S. House and Senate are considering legislation to block this regulation.  Until a final rule is issued, the Registrants cannot predict the outcome of the pending rulemaking.

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all or some PCB-containing equipment.  The EPA is planning to propose the revised regulations in 2015.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

(PPL and PPL Energy Supply)

A subsidiary of PPL Energy Supply has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant.  In June 2012, a Consent Order and Agreement (COA) with the PADEP was signed, allowing the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  The COA required a retrofit of impingement control technology at the intakes to the cooling towers, at a cost that would have been significant.  Based on the results of the first year of study, the PADEP has suggested closing the COA and writing a new COA to resolve the issue.  PPL is in negotiations with the agency at this time.  PPL and PPL Energy Supply cannot predict at this time the outcome of the proposed new COA and what impact, if any, it would have on their facilities, but the costs could be significant.

(PPL, LKE, LG&E and KU)

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court.  In September 2013, the court reversed the Cabinet order upholding the permit and remanded the permit to the agency for further proceedings.  In October 2013, LG&E filed a notice of appeal with the Kentucky Court of Appeals.  PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

Superfund and Other Remediation (All Registrants)

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

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary was pumping mine water at two former mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  In December 2013, PPL Generation subsidiaries reached an agreement of sale for one of the two pumping mine sites and the passive wetlands treatment system at the third site.  These sales were finalized in the fourth quarter of 2014 and responsibilities were transferred to the new owner.  PPL Generation subsidiaries will no longer be responsible for operating and maintaining these two sites.  At December 31, 2014, PPL Energy Supply had accrued a discounted liability of $19 million to cover the costs of pumping and treating groundwater at the remaining mine site for 50 years.  PPL Energy Supply discounted this liability based on a risk-free rate of 8.41% at the time of the mine closure.  Expected undiscounted payments are estimated to be insignificant for each of the years 2015 through 2019 and $93 million for work after 2019.

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on these Registrants' operations.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

The Price-Anderson Act is a United States Federal law governing liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any U.S.-licensed nuclear facility.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  At December 31, 2014, the liability limit per incident is $13.6 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry assessment program.

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, PPL Susquehanna could be assessed up to $255 million per incident, payable at $38 million per year.

Additionally, PPL Susquehanna purchases property insurance programs from NEIL, an industry mutual insurance company of which PPL Susquehanna is a member.  At December 31, 2014, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  PPL Susquehanna also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, PPL Susquehanna could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $46 million.

Labor Union Agreements

(PPL, PPL Energy Supply and PPL Electric)

In May 2014, PPL's, PPL Energy Supply's and PPL Electric's bargaining agreement with its largest IBEW local expired.  PPL, PPL Energy Supply and PPL Electric finalized a new three-year labor agreement with IBEW local 1600 in May 2014 and the agreement was ratified in early June 2014.

As part of efforts to reduce operations and maintenance expenses, the new agreement offered a one-time voluntary retirement window to certain bargaining unit employees.  The benefits offered under this provision are consistent with the standard separation program benefits for bargaining unit employees.  At December 31, 2014, the following total separation benefits were recorded.

		PPL Energy	PPL
	PPL	Supply	Electric

Pension Benefits	$13	$11	$2
Severance Compensation	7	6	1
Total Separation Benefits	$20	$17	$3

Number of Employees	123	105	17

The separation benefits are included in "Other operation and maintenance" on the Statement of Income.  The liability for pension benefits is included in "Accrued pension obligations" on the Balance Sheet at December 31, 2014.  All of the severance compensation was paid in 2014.  The remaining terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL, PPL Energy Supply or PPL Electric.

Guarantees and Other Assurances

(All Registrants)

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

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding, a wholly owned finance subsidiary of PPL.

(All Registrants)

The table below details guarantees provided as of December 31, 2014.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities", "Indemnifications for sales of assets" and "Indemnification of lease termination and other divestitures."  The total recorded liability at December 31, 2014 was $38 million for PPL, $13 million for PPL Energy Supply and $19 million for LKE.  The total recorded liability at December 31, 2013 was $26 million for PPL and $19 million for LKE.  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	December 31, 2014		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$12	(b)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	119	(c)

PPL Energy Supply
Letters of credit issued on behalf of affiliates	25	(d)	2015 - 2016
Indemnifications for sales of assets	1,150	(e)	2016 - 2025

PPL Electric
Guarantee of inventory value	34	(f)	2017

LKE
Indemnification of lease termination and other divestitures	301	(g)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(h)

(a)
Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition.  A cross indemnity has been received from the seller on the tax issue.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.

(b)
Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process.  The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases where the agreements provide for specific limits.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters or have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees.  Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members.  Costs are allocated to the members and can be reallocated if an existing member becomes insolvent.  At December 31, 2014, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(e)
Indemnifications are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits.  The exposure at December 31, 2014 includes amounts related to the sale of the Montana Hydroelectric facilities.  See Note 8 for additional information related to the sale.

(f)
A third party logistics firm provides inventory procurement and fulfillment services.  The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(g)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these WKE-related guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  Another WKE-related LKE guarantee covers other indemnifications, has a term expiring in 2023 and a maximum exposure of $100 million.  In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing a December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  In May 2014, the Court of Appeals issued an opinion affirming the lower court decision.  LKE's indemnitee filed a Motion for Discretionary Review with the Kentucky Supreme Court on October 2, 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  In the second quarter of 2012, LKE adjusted its estimated liability for the WKE-related indemnifications by $9 million ($5 million after-tax), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  However, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE cannot predict the ultimate outcomes of indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(h)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed and currently expected to cover these costs over the term of the contract.  LKE's proportionate share of OVEC's outstanding debt was $125 million at December 31, 2014, consisting of LG&E's share of $87 million and KU's share of $38 million.  The maximum exposure and the expiration date of these potential obligations are not presently determinable.  See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage provides maximum aggregate coverage of $225 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

14.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales and purchases between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Unregulated wholesale energy to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when:  (a) the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  During the second quarter of 2014, PPL Energy Supply experienced a downgrade in its corporate credit ratings to below investment grade.  As a result of the downgrade of PPL Energy Supply, as guarantor, PPL EnergyPlus no longer has an established credit limit.  At December 31, 2014, PPL EnergyPlus was not required to post collateral.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 1 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At December 31, 2014, PPL Energy Supply had a net credit exposure of $25 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail customers.  When LG&E has excess generation capacity after serving its own retail customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail customers and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.  These transactions are reflected in the Statements of Income as "Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded at a price equal to the seller's fuel cost.  Savings realized from such intercompany transactions are shared equally between both companies.  The volume of energy each company has to sell to the other is dependent on its retail customers' needs and its available generation.

Support Costs (All Registrants except PPL)

Both PPL Services and LKS provide the respective PPL and LKE subsidiaries with administrative, management and support services.  Where applicable, the costs of these services are charged to the respective subsidiaries as direct support costs.  General costs that cannot be directly attributed to a specific subsidiary are allocated and charged to the respective subsidiaries as indirect support costs.  PPL Services uses a three-factor methodology that includes the subsidiaries' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information.

PPL Services and LKS charged the following amounts for the years ended December 31, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	2014	2013	2012

PPL Energy Supply from PPL Services	$218	$218	$212
PPL Electric from PPL Services	151	146	157
LKE from PPL Services	15	15	15
LG&E from LKS	203	216	186
KU from LKS	225	207	161

LG&E and KU also provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

As a result of the anticipated spinoff of PPL Energy Supply, a centralized services company has been formed, PPL EU Services.  Beginning in 2015, it will provide the majority of corporate functions such as financial, supply chain, human resources and information technology services to PPL Electric.  Most of PPL EU Services' costs will be charged directly to PPL Electric, with limited amounts charged back to PPL Services and its affiliates.  PPL Services will continue to provide certain limited corporate functions.

Intercompany Borrowings

(PPL Electric)

A PPL Electric subsidiary periodically holds revolving demand notes from certain affiliates.  No balance was outstanding at December 31, 2014.  At December 31, 2013, $150 million was outstanding and was reflected in "Notes receivable from affiliate" on the Balance Sheet.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2013, was 1.92%.  Interest earned on these revolving facilities was not significant for 2014, 2013 and 2012.

(LKE)

LKE maintains a revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  In October 2013, the revolving line of credit was reduced by $75 million and the limit as of December 31, 2013 was $225 million.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At December 31, 2014, $41 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  No balance was outstanding at December 31, 2013.  The interest rate on the outstanding borrowing at December 31, 2014 was 1.65%.  Interest on the revolving line of credit was not significant for 2014, 2013 or 2012.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  No balance was outstanding at December 31, 2014.  At December 31, 2013, $70  million was outstanding and was reflected in "Notes receivable from affiliates" on the Balance Sheet.  The interest rate on the loan based on the PPL affiliate's credit rating is currently equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2013 was 2.17%.  Interest income on this note was not significant for 2014, 2013 or 2012.

Intercompany Derivatives (LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  See Note 17 for additional information on intercompany derivatives.

Other (All Registrants except PPL)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Energy Supply, PPL Electric, LKE, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Energy Supply, PPL Electric and LKE).  For PPL Energy Supply, PPL Electric, LG&E and KU, see Note 11 for discussions regarding intercompany allocations associated with defined benefits.

15. Other Income (Expense) - net

(PPL)

The breakdown of "Other Income (Expense) - net" for the years ended December 31 was:
	PPL
	2014	2013	2012
Other Income
Earnings on securities in NDT funds	$28	$23	$22
Interest income	5	3	5
AFUDC - equity component	11	10	10
Miscellaneous	12	18	5
Total Other Income	56	54	42
Other Expense
Economic foreign currency exchange contracts (Note 17)	(121)	38	52
Charitable contributions	30	25	10
Transaction costs related to spinoff of PPL Energy Supply (Note 8)	19
Miscellaneous	10	14	19
Total Other Expense	(62)	77	81
Other Income (Expense) - net	$118	$(23)	$(39)

(PPL Energy Supply)

"Other Income (Expense) - net" for 2014, 2013 and 2012 for PPL Energy Supply was primarily earnings on securities in NDT funds.

(PPL Electric)

"Other Income (Expense) - net" for 2014, 2013 and 2012 for PPL Electric was primarily the equity component of AFUDC.

(LKE, LG&E and KU)

"Other Income (Expense) - net" for 2014 and 2013 for LKE, LG&E and KU was not significant.  "Other Income (Expense) - net" for 2012 for LKE and KU was primarily losses from an equity method investment and for LG&E was not significant.

16.  Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During 2014 and 2013, there were no transfers between Level 1 and Level 2.  See Note 1 for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,751	$1,751			$1,102	$1,102
Short-term investments	120	120
Restricted cash and cash equivalents (a)	224	224			134	134
Price risk management assets:
Energy commodities	1,318	6	$1,171	$141	1,188	3	$1,123	$62
Interest rate swaps					91		91
Foreign currency contracts	130		130
Cross-currency swaps	29		28	1
Total price risk management assets	1,477	6	1,329	142	1,279	3	1,214	62
NDT funds:
Cash and cash equivalents	19	19			14	14
Equity securities
U.S. large-cap	611	454	157		547	409	138
U.S. mid/small-cap	89	37	52		81	33	48
Debt securities
U.S. Treasury	99	99			95	95
U.S. government sponsored agency	9		9		6		6
Municipality	76		76		77		77
Investment-grade corporate	42		42		38		38
Other	3		3		5		5
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	950	609	341		864	550	314
Auction rate securities (b)	10			10	19			19
Total assets	$4,532	$2,710	$1,670	$152	$3,398	$1,789	$1,528	$81

Liabilities
Price risk management liabilities:
Energy commodities	$1,217	$5	$1,182	$30	$1,070	$4	$1,028	$38
Interest rate swaps	156		156		36		36
Foreign currency contracts	2		2		106		106
Cross-currency swaps	3		3		32		32
Total price risk management liabilities	$1,378	$5	$1,343	$30	$1,244	$4	$1,202	$38

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Energy Supply
Assets
Cash and cash equivalents	$352	$352			$239	$239
Restricted cash and cash equivalents (a)	193	193			85	85
Price risk management assets:
Energy commodities	1,318	6	$1,171	$141	1,188	3	$1,123	$62
Total price risk management assets	1,318	6	1,171	141	1,188	3	1,123	62
NDT funds:
Cash and cash equivalents	19	19			14	14
Equity securities
U.S. large-cap	611	454	157		547	409	138
U.S. mid/small-cap	89	37	52		81	33	48
Debt securities
U.S. Treasury	99	99			95	95
U.S. government sponsored agency	9		9		6		6
Municipality	76		76		77		77
Investment-grade corporate	42		42		38		38
Other	3		3		5		5
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	950	609	341		864	550	314
Auction rate securities (b)	8			8	16			16
Total assets	$2,821	$1,160	$1,512	$149	$2,392	$877	$1,437	$78

Liabilities
Price risk management liabilities:
Energy commodities	$1,217	$5	$1,182	$30	$1,070	$4	$1,028	$38
Total price risk management liabilities	$1,217	$5	$1,182	$30	$1,070	$4	$1,028	$38

PPL Electric
Assets
Cash and cash equivalents	$214	$214			$25	$25
Restricted cash and cash equivalents (c)	3	3			12	12
Total assets	$217	$217			$37	$37

LKE
Assets
Cash and cash equivalents	$21	$21		$35	$35
Cash collateral posted to counterparties (d)	21	21		22	22
Total assets	$42	$42		$57	$57

Liabilities
Price risk management liabilities:
Interest rate swaps	$114		$114	$36		$36
Total price risk management liabilities	$114		$114	$36		$36

LG&E
Assets
Cash and cash equivalents	$10	$10		$8	$8
Cash collateral posted to counterparties (d)	21	21		22	22
Total assets	$31	$31		$30	$30

Liabilities
Price risk management liabilities:
Interest rate swaps	$81		$81	$36		$36
Total price risk management liabilities	$81		$81	$36		$36

KU
Assets
Cash and cash equivalents	$11	$11		$21	$21
Total assets	$11	$11		$21	$21

Liabilities
Price risk management liabilities:
Interest rate swaps	$33		$33
Total price risk management liabilities	$33		$33

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)
Included in "Other noncurrent assets" on the Balance Sheets.  Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended December 31 is as follows:

	PPL
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction	Cross-
	Commodities,	Rate	Currency
	net	Securities	Swaps	Total
2014
Balance at beginning of period	$24	$19		$43
Total realized/unrealized gains (losses)
Included in earnings	(32)			(32)
Included in OCI (a)			$(2)	(2)
Purchases	(6)			(6)
Sales	67	(9)		58
Settlements	50			50
Transfers into Level 3	7		1	8
Transfers out of Level 3	1		2	3
Balance at end of period	$111	$10	$1	$122

2013
Balance at beginning of period	$22	$16	$1	$39
Total realized/unrealized gains (losses)
Included in earnings	(5)			(5)
Included in OCI (a)			1	1
Sales	(2)			(2)
Settlements	(3)			(3)
Transfers into Level 3	10	3	3	16
Transfers out of Level 3	2		(5)	(3)
Balance at end of period	$24	$19	$	$43

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended December 31 is as follows:

	PPL Energy Supply
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction
	Commodities,	Rate
	net	Securities	Total
2014
Balance at beginning of period	$24	$16	$40
Total realized/unrealized gains (losses)
Included in earnings	(32)		(32)
Included in OCI (a)		1	1
Purchases	(6)		(6)
Sales	67	(9)	58
Settlements	50		50
Transfers into Level 3	7		7
Transfers out of Level 3	1		1
Balance at end of period	$111	$8	$119

2013
Balance at beginning of period	$22	$13	$35
Total realized/unrealized gains (losses)
Included in earnings	(5)		(5)
Sales	(2)		(2)
Settlements	(3)		(3)
Transfers into Level 3	10	3	13
Transfers out of Level 3	2		2
Balance at end of period	$24	$16	$40

(a)	"Energy Commodities, net" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	December 31, 2014
	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	9% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat Rate Options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)

Auction rate securities (f)	10	Discounted cash flow	Modeled from SIFMA Index	44% - 69% (63%)

Cross-currency swaps (g)	1	Discounted cash flow	Credit valuation adjustment	15% (15%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	9% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat Rate Options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)

Auction rate securities (f)	8	Discounted cash flow	Modeled from SIFMA Index	51% - 69% (63%)

	December 31, 2013
	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)

Auction rate securities (f)	19	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage change in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
As the forward price of natural gas increases/(decreases), the fair value of purchase contracts increases/(decreases).  As the forward price of natural gas increases/(decreases), the fair value of sales contracts (decreases)/increases.

(c)
As forward market prices increase/(decrease), the fair value of contracts (decreases)/increases.  As volumetric assumptions for contracts in a gain position increase/(decrease), the fair value of contracts increases/(decreases).  As volumetric assumptions for contracts in a loss position increase/(decrease), the fair value of the contracts (decreases)/increases.

(d)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).
(e)
The proprietary model used to calculate fair value incorporates market heat rates, correlations and volatilities.  As the market implied heat rate increases/(decreases), the fair value of the contracts increases/(decreases).

(f)
The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(g)
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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the years ended December 31 were reported in the Statements of Income as follows:

	Energy Commodities, net

	Unregulated		Unregulated Retail				Energy
	Wholesale Energy		Energy		Fuel		Purchases
	2014	2013	2014	2013	2014	2013	2014	2013
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$(77)	$(36)	$23	$25		$3	$22	$3
Change in unrealized gains (losses) relating to
positions still held at the reporting date	50	(23)	37	24			(4)	1

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative contracts, which are valued using the market approach and are classified as Level 1.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and other standard industry models.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations, and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2014 and 2013 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers between Level 2 and Level 3 during 2014 and 2013 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

(PPL and PPL Energy Supply)

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•	The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets.

•
The fair value measurements of investments in commingled equity funds are classified as Level 2.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

The fair value of debt securities is generally measured using a market approach, including the use of pricing models, which incorporate observable inputs.  Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The probability of realizing losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.  The primary reason for the transfers during 2013 was the change in discount rates and SIFMA Index.

Auction rate securities are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements (All Registrants except PPL Electric and LG&E)

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments.

	Carrying	Level 3
	Amount (a)	Fair Value	Loss (b)
PPL and PPL Energy Supply
Kerr Dam Project (c):
March 31, 2014	$47	$29	$18
Corette plant and emission allowances:
December 31, 2013	65		65
PPL, LKE and KU
Equity investment in EEI:
December 31, 2012	25		25

(a)	Represents carrying value before fair value measurement.
(b)
The loss on the Kerr Dam Project was recorded in the Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The loss on the Corette plant and emission allowances was recorded in the Supply segment and included in "Other operation and maintenance" on the Statement of Income.  The loss on the EEI investment was recorded in the Kentucky Regulated segment and included in "Other-Than-Temporary Impairments" on the Statement of Income.

(c)	The Kerr Dam Project was included in the sale of the Montana Hydroelectric facilities and the assets were removed from the Balance Sheet. See Note 8 for additional information.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL and PPL Energy Supply
Kerr Dam Project:
March 31, 2014	$29	Discounted cash flow	Proprietary model used to calculate plant value	38% (38%)
Corette plant and emission allowances:
December 31, 2013		Discounted cash flow	Long-term forward price curves and capital expenditure projections	100% (100%)
PPL, LKE and KU
Equity investment in EEI:
December 31, 2012		Discounted cash flow	Long-term forward price curves and capital expenditure projections	100% (100%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

(PPL and PPL Energy Supply)

Kerr Dam Project

PPL Montana previously held a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes for the Kerr Dam Project is $18 million.  As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows (a PPL proprietary model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the PPL proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, PPL Energy Supply determined the fair value of the Kerr Dam Project to be $29 million at March 31, 2014. The Kerr Dam Project was included in the sale of the Montana Hydroelectric facilities and the assets were removed from the Balance Sheet.  See Note 8 for additional information.

The assets were valued by the PPL Energy Supply Financial Department, which reports to the President of PPL Energy Supply.  Accounting personnel, who report to the CFO, interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Corette Plant and Emission Allowances

During the fourth quarter 2013, PPL Montana recorded an impairment loss on the Corette plant and related emission allowances.  In connection with the completion of its 2013 annual business planning process that included revised long-term power and gas price assumptions and other factors, PPL Energy Supply altered its expectations regarding the probability that the Corette plant would operate subsequent to initially placing it in long-term reserve status and determined the carrying amount for Corette was no longer recoverable. As a result, PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows to assess the fair value of the Corette asset group.  Assumptions used in the fair value assessment were forward energy prices, expectations for demand for energy in Corette's market and expected operation and maintenance and capital expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, PPL Energy Supply determined the fair value of the asset group to be negligible.  PPL Energy Supply now expects to retire the Corette plant in August 2015.

The assets were valued by the PPL Energy Supply Financial Department, which reports to the President of PPL Energy Supply.  Accounting personnel, who report to the CFO, interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

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

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below.  The fair values of these instruments were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants.  These instruments are classified as Level 2.  The effect of third-party credit enhancements is not included in the fair value measurement.

	December 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

PPL	$20,391	$22,670	$20,907	$22,177
PPL Energy Supply	2,218	2,204	2,525	2,658
PPL Electric	2,602	2,990	2,315	2,483
LKE	4,567	4,946	4,565	4,672
LG&E	1,353	1,455	1,353	1,372
KU	2,091	2,313	2,091	2,155
The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

(All Registrants)

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 17 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

(PPL and PPL Energy Supply)

At December 31, 2014, PPL and PPL Energy Supply had credit exposure of $708 million from energy trading partners, excluding exposure from related parties (PPL Energy Supply only) and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL and PPL Energy Supply's credit exposure was reduced to $374 million.  The top ten counterparties including their affiliates accounted for $164 million, or 44%, of these exposures.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 95% of the top ten exposures.  The remaining counterparty is rated below investment grade, but is current on its obligation.  See Note 14 for information regarding PPL Energy Supply's related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved recovery mechanism is anticipated to substantially mitigate this exposure.

(LKE, LG&E and KU)

At December 31, 2014, LKE's, LG&E's and KU's credit exposure was not significant.

17.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

The table below summarizes the market risks that affect PPL and its Subsidiary Registrants.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU
Commodity price risk (including basis and
volumetric risk)	X	X	M	M	M	M
Interest rate risk:
Debt issuances	X	X	M	M	M	M
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Equity securities price risk:
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Future stock transactions	X
Foreign currency risk - WPD investment and
earnings	X

X	= PPL and PPL Energy Supply actively mitigate market risks through their risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

Commodity price risk

•
PPL is exposed to commodity price risk through its domestic subsidiaries as described below.  WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K.

•
PPL Energy Supply is exposed to commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

•
PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel and environmental expenses.  In addition, LG&E's rates include certain mechanisms for gas supply.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt, and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

•
PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans.  This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.  Additionally, PPL Energy Supply is exposed to interest rate risk associated with debt securities held by the NDT.

Equity securities price risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans.  This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.  Additionally, PPL and PPL Energy Supply are exposed to equity securities price risk in the NDT funds.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, financial institutions, other wholesale customers and retail customers.

The majority of PPL and PPL Energy Supply's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thus mitigating the financial risk for these entities.

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.  See Note 16 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $11 million and $9 million at December 31, 2014 and 2013.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at December 31, 2014 and 2013.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $21 million and $22 million at December 31, 2014 and 2013.

PPL Energy Supply, PPL Electric and KU did not post any cash collateral under master netting arrangements at December 31, 2014 and 2013.

See "Offsetting Derivative Investments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

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

PPL Energy Supply maximizes the value of its unregulated wholesale and unregulated retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 6,644 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,252 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts are non-derivatives or NPNS is elected and therefore they are not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their non-trading activities into two categories:  cash flow hedges and economic activity as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  Certain cash flow hedge positions were dedesignated during 2013 and the unamortized portion remained in AOCI because the original forecasted transaction is still expected to occur.  There were no active cash flow hedges at December 31, 2014 and 2013.  At December 31, 2014, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $19 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For 2014 and 2013, there were no reclassifications, while in 2012, such reclassifications were insignificant.

For 2014, 2013 and 2012, hedge ineffectiveness associated with energy derivatives was insignificant.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity also includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at December 31, 2014 range in maturity through 2019.

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

The unrealized gains (losses) for economic activity for the years ended December 31 were as follows.

	2014	2013	2012

Operating Revenues
Unregulated wholesale energy	$325	$(721)	$(311)
Unregulated retail energy	29	12	(17)
Operating Expenses
Fuel	(27)	(4)	(14)
Energy purchases	(327)	586	442

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were $75 million for 2014 and insignificant for 2013 and 2012.

Commodity Volumes

At December 31, 2014, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2015	2016	2017	Thereafter

Power	MWh	(39,946,543)	(4,999,532)	741,005	3,426,579
Capacity	MW-Month	(6,604)	(249)	6	3
Gas	MMBtu	136,349,655	42,144,483	5,804,511	8,969,760
FTRs	MW-Month	2,803
Oil	Barrels	421,019	374,334	251,670	60,000

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At December 31, 2014, PPL held an aggregate notional value in interest rate swap contracts of $1.6 billion that range in maturity through 2045.  The amount outstanding includes swaps entered into by PPL on behalf of LG&E and KU.  Realized gains and losses on the LG&E and KU swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.

At December 31, 2014, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For 2014, 2013 and 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had an insignificant amount for 2014 and no such reclassifications in 2013 and 2012.

At December 31, 2014, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(10) million.  Amounts are reclassified as the hedged interest expense is recorded.

(LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties.  Realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.  At December 31, 2014, the total notional amount of forward starting interest rate swaps outstanding was $1 billion (LG&E and KU each held contracts of $500 million).  The swaps range in maturity through 2045.  There were no forward starting interest rate swaps outstanding at December 31, 2013.  Net cash settlements of $86 million were received on swaps that were terminated in 2013 (LG&E and KU each received $43 million).  The settlements are included in "Regulatory liabilities" (noncurrent) on the Balance Sheets and "Cash Flows from Operating Activities" on the Statement of Cash Flows.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded.  At December 31, 2014, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Foreign Currency Risk

(PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates.  PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at December 31, 2014 had a notional amount of £217 million (approximately $355 million based on contracted rates).  The settlement dates of these contracts range from May 2015 through June 2016.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with WPD subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  For 2014 and 2013, PPL recognized insignificant amounts of net investment hedge gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.  At December 31, 2014, there were no outstanding loan balances.

At December 31, 2014 and 2013, PPL had $14 million and an insignificant amount of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At December 31, 2014, the total exposure hedged by PPL was approximately £1.4 billion (approximately $2.2 billion based on contracted rates).  These contracts had termination dates ranging from January 2015 through December 2016.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2014 and 2013.  PPL and PPL Energy Supply have many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment.  As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and PPL and PPL Energy Supply present gains (losses) on physical and financial commodity sales contracts in "Unregulated wholesale energy" or "Unregulated retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income.  Certain of the economic hedging strategies employed by PPL Energy

Supply utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on the Statements of Income.  PPL Energy Supply records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2014				December 31, 2013
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		$94		$5	$82			$4
Cross-currency swaps (b)		3				$4
Foreign currency
contracts	$12		$67			16		55
Commodity contracts			1,079	1,024			$860	750
Total current	12	97	1,146	1,029	82	20	860	809
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		14		43	9			32
Cross-currency swaps (b)	29					28
Foreign currency
contracts	5		46	2		4		31
Commodity contracts			239	193			328	320
Total noncurrent	34	14	285	238	9	32	328	383
Total derivatives	$46	$111	$1,431	$1,267	$91	$52	$1,188	$1,192

(a)	Represents the location on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities.

Derivatives in	Hedged Items in	Location of Gain
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	Gain (Loss) Recognized	Gain (Loss) Recognized
Relationships	Relationships	in Income	in Income on Derivative	in Income on Related Item

2012
Interest rate swaps	Fixed rate debt	Interest Expense		$3

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain	Location of Gain (Loss)	Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Recognized in Income	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	on Derivative	(Effective Portion)	Effectiveness Testing)
2014
Cash Flow Hedges:
Interest rate swaps	$(91)	Interest Expense	$(18)	$2
Cross-currency swaps	58	Other Income (Expense) - net	57
		Interest Expense	4
Commodity contracts		Unregulated wholesale energy	1
		Energy purchases	31
		Depreciation	2
		Discontinued operations	8
Total	$(33)		$85	$2
Net Investment Hedges:
Foreign currency contracts	$23

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain	Location of Gain (Loss)	Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Recognized in Income	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	on Derivative	(Effective Portion)	Effectiveness Testing)
2013
Cash Flow Hedges:
Interest rate swaps	$127	Interest Expense	$(20)
Cross-currency swaps	(41)	Other Income (Expense) - net	(28)
		Interest Expense	1
Commodity contracts		Unregulated wholesale energy	240	$1
		Energy purchases	(58)
		Depreciation	2
		Other	3
		Discontinued operations	23
Total	$86		$163	$1
Net Investment Hedges:
Foreign currency contracts	$(14)

2012
Cash Flow Hedges:
Interest rate swaps	$(28)	Interest Expense	$(18)
		Other Income (Expense) - net	1
Cross-currency swaps	(15)	Other Income (Expense) - net	(23)
		Interest Expense	(2)
Commodity contracts	114	Unregulated wholesale energy	838	$(1)
		Energy purchases	(136)	(2)
		Depreciation	2
		Discontinued operations	50
Total	$71		$712	$(3)
Net Investment Hedges:
Foreign currency contracts	$(7)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2014	2013	2012

Foreign currency contracts	Other Income (Expense) - net	$121	$(38)	$(52)
Interest rate swaps	Interest Expense	(8)	(8)	(8)
Commodity contracts	Unregulated wholesale energy	(1,353)	(99)	1,182
	Unregulated retail energy	30	25	30
	Fuel	(30)	2
	Energy purchases	1,013	130	(965)
	Discontinued operations	6	14	17
	Total	$(221)	$26	$204

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2014	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$(66)
	Regulatory liabilities - noncurrent		$72	$14

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2014	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$(12)	$22	$1

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2014		December 31, 2013
	Derivatives not designated		Derivatives not designated
	as hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	$1,079	$1,024	$860	$750
Total current	1,079	1,024	860	750
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	239	193	328	320
Total noncurrent	239	193	328	320
Total derivatives	$1,318	$1,217	$1,188	$1,070

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI.

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain	Location of Gain (Loss)	Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Recognized in Income	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	on Derivative	(Effective Portion)	Effectiveness Testing)
2014
Cash Flow Hedges:
Commodity contracts		Unregulated wholesale energy	$1
		Energy purchases	31
		Depreciation	2
		Discontinued operations	8
Total			$42

2013
Cash Flow Hedges:
Commodity contracts		Unregulated wholesale energy	$240	$1
		Energy purchases	(58)
		Depreciation	2
		Discontinued operations	23
Total			$207	$1

2012
Cash Flow Hedges:
Commodity contracts	$114	Unregulated wholesale energy	$838	$(1)
		Energy purchases	(136)	(2)
		Depreciation	2
		Discontinued operations	50
Total	$114		$754	$(3)
Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2014	2013	2012

Commodity contracts	Unregulated wholesale energy	$(1,353)	$(99)	$1,182
	Unregulated retail energy	30	25	30
	Fuel	(30)	2
	Energy purchases	1,013	130	(965)
	Discontinued operations	6	14	17
	Total	$(334)	$72	$264

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$66

(a)	Represents the location on the Balance Sheet.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities.

Derivative Instruments	Location of Gain (Loss)	2014	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$(66)
	Regulatory liabilities - noncurrent		$72	$14

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$33

(a)	Represents the location on the balance sheet.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities.

Derivative Instruments	Location of Gain (Loss)	2014	2013	2012

Interest rate swaps	Regulatory asset - noncurrent	$(33)
	Regulatory liabilities - noncurrent		$36	$7

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities.

Derivative Instruments	Location of Gain (Loss)	2014	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$(33)
	Regulatory liabilities - noncurrent		$36	$7

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$5		$4
Total current		5		4
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		43		32
Total noncurrent		43		32
Total derivatives		$48		$36

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets.

Derivative Instruments	Location of Gain (Loss)	2014	2013	2012

Interest rate swaps	Interest Expense	$(8)	$(8)	$(8)

Derivative Instruments	Location of Gain (Loss)	2014	2013	2012

Interest rate swaps	Regulatory assets - noncurrent	$(12)	$22	$1

(All Registrants except PPL Electric)

Offsetting Derivative Instruments

PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit an FCM to use and apply any property in its possession as a set off to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  PPL, PPL Energy Supply, LKE, LG&E and KU and their subsidiaries also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to setoff amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
December 31, 2014
PPL
Energy Commodities	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99
Treasury Derivatives	159	65		94	161	65	21	75
Total	$1,477	$1,125	$10	$342	$1,378	$1,125	$79	$174

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
PPL Energy Supply
Energy Commodities	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99

LKE
Treasury Derivatives	$114	$20	$94

LG&E
Treasury Derivatives	$81	$20	$61

KU
Treasury Derivatives	$33		$33

December 31, 2013
PPL
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157
Treasury Derivatives	91	61		30	174	61	23	90
Total	$1,279	$973	$7	$299	$1,244	$973	$24	$247

PPL Energy Supply
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157

LKE
Treasury Derivatives	$36	$20	$16

LG&E
Treasury Derivatives	$36	$20	$16

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade, and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

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

(All Registrants except PPL Electric and KU)

At December 31, 2014, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

		PPL
	PPL	Energy Supply	LKE		LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$162	$98		$30	$30
Aggregate fair value of collateral posted on these derivative instruments	127	106		21	21
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	71	(b) 26	(b)	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.
(b)
During the second quarter of 2014, PPL Energy Supply experienced a downgrade in its corporate credit ratings to below investment grade.  Amounts related to PPL Energy Supply represent net liability positions subject to further adequate assurance features.

18. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Supply		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Balance at beginning of period (a)	$3,143	$3,076	$662	$662	$420	$420	$4,225	$4,158
Allocation to discontinued operations (b)					(82)		(82)
Effect of foreign currency exchange rates	(138)	67					(138)	67
Balance at end of period (a)	$3,005	$3,143	$662	$662	$338	$420	$4,005	$4,225

(a)	There were no accumulated impairment losses related to goodwill.
(b)	Represents goodwill allocated to the Montana hydroelectric generating facilities that were sold in November 2014. See Note 8 for additional information.

(PPL Energy Supply)

For PPL Energy Supply, the change in carrying amount of goodwill for the year ended December 31, 2014 was due to goodwill allocated to the Montana hydroelectric generating facilities which were sold in November 2014.  See Note 8 for additional information.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Contracts (a)	$408	$250	$408	$202
Land and transmission rights	359	121	331	117
Emission allowances/RECs (b)	15		16
Licenses and other (c)	280	25	305	45
Total subject to amortization	1,062	396	1,060	364

Not subject to amortization due to indefinite life:
Land and transmission rights	16		16
Easements	250		239
Total not subject to amortization due to indefinite life	266		255
Total	$1,328	$396	$1,315	$364

(a)
Gross carrying amount includes the fair value at the acquisition date of the OVEC power purchase contract and coal contracts with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL. Offsetting regulatory liabilities were recorded related to these contracts, which are being amortized over the same period as the intangible assets, eliminating any income statement impact.  This is referred to as "regulatory offset" in the tables below.  See Note 6 for additional information.

(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.

(c)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  Amortization of these costs begins when the related asset is placed in service.  See Note 8 for additional information on the COLA.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense for the years ended December 31, excluding consumption of emission allowances/RECs of $24 million, $23 million and $12 million in 2014, 2013 and 2012, was as follows:

	2014	2013	2012

Intangible assets with no regulatory offset	$10	$10	$14
Intangible assets with regulatory offset	47	51	47
Total	$57	$61	$61

Amortization expense for each of the next five years, excluding insignificant amounts for consumption of emission allowances/RECs, is estimated to be:
	2015	2016	2017	2018	2019

Intangible assets with no regulatory offset	$8	$8	$8	$8	$8
Intangible assets with regulatory offset	50	26	9	9	9
Total	$58	$34	$17	$17	$17

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$17	$14	$17	$14
Emission allowances/RECs (a)	10		11
Licenses and other (b)	270	19	295	39
Total subject to amortization	$297	$33	$323	$53

(a)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(b)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  Amortization of these costs begins when the related asset is placed in service.  See Note 8 for additional information on the COLA.

Current intangible assets are included in "Other current assets" and long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense for the years ended December 31, excluding consumption of emission allowances/RECs of $24 million, $23 million and $12 million in 2014, 2013, and 2012 was as follows:

	2014	2013	2012

Amortization expense	$4	$5	$9

Amortization expense and consumption of emission allowances/RECs is expected to be insignificant in future years.

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$321	$105	$293	$102
Licenses and other	4	1	5	1
Total subject to amortization	325	106	298	103

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Not subject to amortization due to indefinite life:
Land and transmission rights	16		16
Total	$341	$106	$314	$103

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2014, 2013 and 2012 and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$269	$210	$269	$171
Land and transmission rights	21	2	20	2
Emission allowances (b)	3		4
OVEC power purchase agreement (c)	126	33	126	25
Total subject to amortization	$419	$245	$419	$198

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact.  See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2014	2013	2012

Intangible assets with no regulatory offset		$1
Intangible assets with regulatory offset	$47	51	$47
Total	$47	$52	$47

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2015	2016	2017	2018	2019

Intangible assets with regulatory offset	$50	$26	$9	$9	$9

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$124	$98	$124	$81
Land and transmission rights	7	1	7	1
Emission allowances (b)	1		1
OVEC power purchase agreement (c)	87	23	87	17
Total subject to amortization	$219	$122	$219	$99

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact.  See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2014	2013	2012

Intangible assets with regulatory offset	$23	$23	$23

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2015	2016	2017	2018	2019

Intangible assets with regulatory offset	$24	$13	$6	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$145	$112	$145	$90
Land and transmission rights	14	1	13	1
Emission allowances (b)	2		3
OVEC power purchase agreement (c)	39	10	39	8
Total subject to amortization	$200	$123	$200	$99

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact.  See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2014	2013	2012

Intangible assets with no regulatory offset		$1
Intangible assets with regulatory offset	$24	28	$24
Total	$24	$29	$24

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2015	2016	2017	2018	2019

Intangible assets with regulatory offset	$26	$13	$3	$3	$3

19.  Asset Retirement Obligations

(PPL)

WPD has recorded conditional AROs required by U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables.

(PPL and PPL Energy Supply)

PPL Energy Supply has recorded AROs to reflect various legal obligations associated with the retirement of long-lived assets, the most significant of which relates to the decommissioning of the Susquehanna nuclear plant.  Assets in the NDT funds are legally restricted for the purpose of settling this ARO.  See Notes 16 and 20 for additional information on the nuclear decommissioning trust funds.  Other AROs recorded relate to various environmental requirements for coal piles, ash basins and other waste basin retirements.

PPL Energy Supply has recorded several conditional AROs, the most significant of which is related to the removal and disposal of asbestos-containing material.  In addition to the AROs that were recorded for asbestos-containing material, PPL Energy Supply identified other asbestos-related obligations, but was unable to reasonably estimate their fair values.  PPL Energy Supply management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at certain of the generation plants.  If economic events or other circumstances change that enable PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

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

(PPL, LKE, LG&E and KU)

LG&E's and KU's AROs are primarily related to the final retirement of assets associated with generating units.  LG&E also has AROs related to natural gas mains and wells.  LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property.  Therefore, no material AROs are recorded for transmission and distribution assets.  As described in Notes 1 and 6, LG&E's and KU's accretion and depreciation expense are recorded as a regulatory asset, such that there is no earnings impact.  In 2014, AROs were revalued primarily due to updates in the estimated cash flows for ash ponds based on updated cost estimates.  In 2013, AROs were revalued primarily due to updates in the estimated cash flows for ash ponds and CCR surface impoundments based on updated cost estimates.

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

	PPL		PPL Energy Supply
	2014	2013	2014	2013

ARO at beginning of period	$705	$552	$404	$375
Accretion	48	38	32	29
Obligations incurred	14	6	13	6
Changes in estimated cash flow or settlement date	9	123	(16)	1
Effect of foreign currency exchange rates	(2)	1
Obligations settled	(13)	(15)	(8)	(7)
ARO at end of period	$761	$705	$425	$404

	LKE		LG&E		KU
	2014	2013	2014	2013	2014	2013

ARO at beginning of period	$252	$131	$74	$62	$178	$69
Accretion	14	7	4	3	10	4
Obligations incurred	1				1
Changes in estimated cash flow
or settlement date	23	122	1	17	22	105
Obligations settled	(5)	(8)	(5)	(8)
ARO at end of period	$285	$252	$74	$74	$211	$178

Substantially all of the ARO balances are classified as noncurrent at December 31, 2014 and 2013.

See Note 13 for information on CCRs regulation that could require the recording of additional AROs in 2015.

20.  Available-for-Sale Securities

(PPL and PPL Energy Supply)

Securities held by the NDT funds and auction rate securities are classified as available-for-sale.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of available-for-sale securities.

	December 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

NDT funds:
PPL and PPL Energy Supply
Cash and cash equivalents	$19			$19	$14			$14
Equity securities	283	$417		700	265	$363		628
Debt securities	218	11		229	217	7	$3	221
Receivables/payables, net	2			2	1			1
Total NDT funds	$522	$428		$950	$497	$370	$3	$864

Auction rate securities:
PPL	$11		$1	$10	$20		$1	$19
PPL Energy Supply	8			8	17		1	16

See Note 16 for details on the securities held by the NDT funds.

There were no securities with credit losses at December 31, 2014 and 2013.

The following table shows the scheduled maturity dates of debt securities held at December 31, 2014.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$10	$87	$64	$68	$229
Fair value	10	89	67	73	239

PPL Energy Supply
Amortized cost	$10	$87	$64	$65	$226
Fair value	10	89	67	71	237

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	2014	2013	2012
PPL
Proceeds from sales of NDT securities (a)	$154	$144	$139
Other proceeds from sales	9		5
Gross realized gains (b)	23	17	29
Gross realized losses (b)	10	7	21

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$154	$144	$139
Other proceeds from sales	9		3
Gross realized gains (b)	23	17	29
Gross realized losses (b)	10	7	21

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

NDT Funds

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

21.  Accumulated Other Comprehensive Income (Loss)

(PPL, PPL Energy Supply and LKE)

The after-tax changes in AOCI by component for the years ended December 31 were as follows.

		Unrealized gains (losses)			Defined benefit plans
	Foreign
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL

December 31, 2011	$(243)	$90	$527	$(1)	$(25)	$(1,137)	$1	$(788)
OCI	94	22	(395)	2	11	(886)		(1,152)
December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)

Amounts arising during the year	138	67	45		2	71		323
Reclassifications from AOCI		(6)	(83)		6	135		52
Net OCI during the year	138	61	(38)		8	206		375
December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)

Amounts arising during the year	(275)	35	(10)		5	(509)		(754)
Reclassifications from AOCI		(6)	(64)		4	111		45
Net OCI during the year	(275)	29	(74)		9	(398)		(709)
December 31, 2014	$(286)	$202	$20	$1	$3	$(2,215)	$1	$(2,274)

PPL Energy Supply

December 31, 2011		$90	$606		$(16)	$(193)		$487
OCI		22	(395)		6	(72)		(439)
December 31, 2012		$112	$211		$(10)	$(265)		$48

Amounts arising during the year		67			2	71		140
Reclassifications from AOCI		(6)	(123)		4	14		(111)
Net OCI during the year		61	(123)		6	85		29
December 31, 2013		$173	$88		$(4)	$(180)		$77

Amounts arising during the year		35			8	(120)		(77)
Reclassifications from AOCI		(6)	(25)		3	5		(23)
Net OCI during the year		29	(25)		11	(115)		(100)
December 31, 2014		$202	$63		$7	$(295)		$(23)

		Unrealized gains (losses)			Defined benefit plans
	Foreign
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
LKE

December 31, 2011					$(2)	$6		$4
OCI				$1		(20)		(19)
December 31, 2012				$1	$(2)	$(14)		$(15)

Amounts arising during the year						28		28
Net OCI during the year						28		28
December 31, 2013				$1	$(2)	$14		$13

Amounts arising during the year					(7)	(50)		(57)
Reclassifications from AOCI				(1)	1	(1)		(1)
Net OCI during the year				(1)	(6)	(51)		(58)
December 31, 2014				$	$(8)	$(37)		$(45)

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2014 and 2013.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 11 for additional information.
	PPL		PPL Energy Supply		Affected Line Item on the
Details about AOCI	2014	2013	2014	2013	Statements of Income

Available-for-sale securities	$13	$10	$13	$10	Other Income (Expense) - net
Total Pre-tax	13	10	13	10
Income Taxes	(7)	(4)	(7)	(4)
Total After-tax	6	6	6	6

Qualifying derivatives
Interest rate swaps	(16)	(20)			Interest Expense
Cross-currency swaps	57	(28)			Other Income (Expense) - net
	4	1			Interest Expense
Energy commodities	1	240	1	240	Unregulated wholesale energy
	31	(58)	31	(58)	Energy purchases
	8	23	8	23	Discontinued operations
	2	5	2	2	Other
Total Pre-tax	87	163	42	207
Income Taxes	(23)	(80)	(17)	(84)
Total After-tax	64	83	25	123

Defined benefit plans
Prior service costs	(7)	(10)	(4)	(7)
Net actuarial loss	(145)	(184)	(9)	(24)
Total Pre-tax	(152)	(194)	(13)	(31)
Income Taxes	37	53	5	13
Total After-tax	(115)	(141)	(8)	(18)

Total reclassifications during the year	$(45)	$(52)	$23	$111

22.  New Accounting Guidance Pending Adoption

(All Registrants)

Reporting of Discontinued Operations

In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and also changes the related presentation and disclosure requirements.  A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity.

A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (1) The components of an entity or group of components of an entity meets the criteria to be classified as held for sale, (2) The component of an entity or group of components of an entity is disposed of by sale, or (3) The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

For public business entities, this guidance should be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.

The Registrants adopted this guidance effective January 1, 2015.  The new guidance will impact the amounts presented as discontinued operations on the Statements of Income and will enhance the related disclosure requirements.

Accounting for Revenue from Contracts with Customers

In May 2014, the FASB issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers.  This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For public business entities, this guidance can be applied using either a full retrospective or modified retrospective transition method, beginning in annual reporting periods beginning after December 15, 2016 and interim periods within those years.  Early adoption is not permitted.  The Registrants will adopt this guidance effective January 1, 2017.

The Registrants are currently assessing the impact of adopting this guidance, as well as the transition method they will use.

Reporting Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued accounting guidance which will require management to assess, for each interim and annual period, whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management is required to disclose information that enables users of the financial statements to understand the principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern and management's evaluation of the significance of those conditions or events.  If substantial doubt about the entity's ability to continue as a going concern has been alleviated as a result of management's plan, the entity should disclose information that allows the users of the financial statements to understand those plans.  If the substantial doubt about the entity's ability to continue as a going concern is not alleviated by management's plans, management's plans to mitigate the conditions or events that gave rise to the substantial doubt about the entity's ability to continue as a going concern should be disclosed, as well as a statement that there is substantial doubt the entity's ability to continue as a going concern within one year after the date the financial statements are issued.

For all entities, this guidance should be applied prospectively within the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted.

The Registrants will adopt this guidance for the annual period ending December 31, 2016.  The adoption of this guidance is not expected to have a significant impact on the Registrants.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued guidance that clarifies how current accounting guidance should be interpreted when evaluating the economic characteristics and risks of a host contract of a hybrid financial instrument issued in the form of a share.  This guidance does not change the current criteria for determining whether separation of an embedded derivative feature from a hybrid financial instrument is required.  Entities are still required to evaluate whether the economic risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria.

An entity should consider the substantive terms and features of the entire hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract to determine whether the host contract is more akin to a debt instrument or more akin to an equity instrument.  An entity should assess the relative strength of the debt-like and equity-like terms and features when determining how to weight those terms and features.

For public business entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied using a modified retrospective method for existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year the guidance is adopted.  Early adoption is permitted.  Retrospective application is permitted but not required.

The Registrants will adopt this guidance on January 1, 2016.  The Registrants are currently assessing this guidance, which is not expected to have a significant impact on the Registrants.

Income Statement Presentation of Extraordinary and Unusual Items

In January 2015, the FASB issued accounting guidance that eliminates the concept of extraordinary items, which requires an entity to separately classify, present in the income statement and disclose material events and transactions that are both unusual and occur infrequently.  The requirement to report material events or transactions that are unusual or infrequent as a separate component of income from continuing operations has been retained, as has the requirement to separately present the nature and financial effects of each event or transaction in the income statement as a separate component of continuing operations or disclose them within the notes to the financial statements.  The scope of these requirements has been expanded to include items that are both unusual and occur infrequently.

For all entities, this guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted provided that an entity applies the guidance from the beginning of the fiscal year of adoption.  The guidance may be applied either retrospectively or prospectively.

The Registrants will adopt this guidance on January 1, 2016.  The adoption of this guidance is not expected to have a significant impact on the Registrants.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars, except share data)

	2014	2013	2012

Operating Revenues

Operating Expenses
Other operation and maintenance	$16	$1	$11
Total Operating Expenses	16	1	11

Operating Loss	(16)	(1)	(11)

Other Income (Expense) - net
Equity in earnings of subsidiaries	1,776	1,171	1,580
Other income (expense)	(18)	(13)	1
Total	1,758	1,158	1,581

Interest Expense	15	21	22

Interest Expense with Affiliates	10	29	43

Income Before Income Taxes	1,717	1,107	1,505

Income Taxes	(20)	(23)	(21)

Net Income Attributable to PPL Shareowners	$1,737	$1,130	$1,526

Comprehensive Income (Loss) Attributable to PPL Shareowners	$1,028	$1,505	$374

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$2.64	$1.85	$2.61
Diluted	$2.61	$1.76	$2.60

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	653,504	608,983	580,276
Diluted	665,973	663,073	581,626

	The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2014		2013		2012

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities		$1,633		$968		$937

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries		(1,045)		(496)		(221)
Return of capital from affiliated subsidiaries		247		213
Net cash provided by (used in) investing activities		(798)		(283)		(221)

Cash Flows from Financing Activities
Issuance of equity, net of issuance costs		1,074		1,411		72
Net increase (decrease) in short-term debt with affiliates		(913)		(1,057)		149
Payment of common stock dividends		(967)		(878)		(833)
Contract adjustment payments on Equity Units		(22)		(82)		(94)
Repurchase of common stock				(74)
Other		(7)		(5)		(10)
Net cash provided by (used in) financing activities		(835)		(685)		(716)

Net Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period
Cash and Cash Equivalents at End of Period	$		$		$

Supplemental Disclosures of Cash Flow Information:
Cash Dividends Received from Affiliated Subsidiaries		$1,388		$960		$720

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars, shares in thousands)

	2014	2013
Assets

Current Assets
Accounts Receivable
Other	$53	$28
Affiliates	149	24
Prepayments		2
Deferred income taxes	34
Price risk management assets	148	190
Total Current Assets	384	244

Investments
Affiliated companies at equity	15,426	14,892

Other Noncurrent Assets	88	73

Total Assets	$15,898	$15,209

Liabilities and Equity

Current Liabilities
Short-term debt with affiliates	$170	$1,083
Accounts payable with affiliates	1,513	1,251
Dividends	249	233
Price risk management liabilities	227	75
Other current liabilities	70	46
Total Current Liabilities	2,229	2,688

Deferred Credits and Other Noncurrent Liabilities	41	55

Equity
Common stock - $0.01 par value (a)	7	6
Additional paid-in capital	9,433	8,316
Earnings reinvested	6,462	5,709
Accumulated other comprehensive loss	(2,274)	(1,565)
Total Equity	13,628	12,466

Total Liabilities and Equity	$15,898	$15,209

(a)	780,000 shares authorized; 665,849 and 630,321 shares issued and outstanding at December 31, 2014 and 2013.

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
NOTES TO CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

PPL Corporation indirectly or directly owns all of the ownership interests of its significant subsidiaries.  PPL Corporation relies on dividends or loans from its subsidiaries to fund PPL Corporation's dividends to its common shareholders and to meet its other cash requirements.  See Note 7 to PPL Corporation's consolidated financial statements for discussions related to restricted net assets of its subsidiaries for the purposes of transferring funds to PPL in the form of distributions, loans or advances.

2.	Commitments and Contingencies

See Note 13 to PPL Corporation's consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees and Other Assurances

PPL Corporation's subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts that may become due under PPL Corporation's guarantees or other assurances or to make any funds available for such payment.

PPL Corporation fully and unconditionally guarantees the payment of principal, premium and interest on all of the debt securities of PPL Capital Funding.  The estimated maximum potential amount of future payments that could be required under the guarantees at December 31, 2014 was $8.1 billion.  These guarantees will expire in 2073.  The probability of expected payment under these guarantees is remote.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2014	2013	2012

Operating Expenses
Other operation and maintenance			$3
Total Operating Expenses			3

Operating Income (Loss)			(3)

Equity in Earnings of Subsidiaries	$368	$376	234

Interest Income with Affiliate	5	5	10

Interest Expense	41	39	39

Interest Expense with Affiliate	3	3	2

Income (Loss) Before Income Taxes	329	339	200

Income Tax Expense (Benefit)	(15)	(8)	(19)

Net Income (Loss) Attributable to Member	$344	$347	$219

Comprehensive Income (Loss) Attributable to Member	$286	$375	$200

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2014		2013	2012

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities		$(183)	$136		$364

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries		(248)	(243)
Net decrease (increase) in notes receivable from affiliates		555	(122)		(15)
Net cash provided by (used in) investing activities		307	(365)		(15)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		58	171		(196)
Net increase (decrease) in short-term debt			75
Contribution from member		248	243
Distribution to member		(436)	(254)		(155)
Net cash provided by (used in) financing activities		(130)	235		(351)

Net Increase (Decrease) in Cash and Cash Equivalents		(6)	6		(2)
Cash and Cash Equivalents at Beginning of Period		6			2
Cash and Cash Equivalents at End of Period	$		$6	$

Supplemental disclosures of cash flow information:
Cash Dividends Received from Affiliated Subsidiaries		$260	$223		$175

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2014	2013
Assets

Current Assets
Cash and cash equivalents		$6
Accounts receivable	$8	2
Accounts receivable from affiliates		11
Notes receivable from affiliates	1,127	1,682
Deferred income taxes	2	10
Total Current Assets	1,137	1,711

Investments
Affiliated companies at equity	4,818	4,519

Other Noncurrent Assets
Deferred income taxes	203	170
Other noncurrent assets	5	6
Total Other Noncurrent Assets	208	176

Total Assets	$6,163	$6,406

Liabilities and Equity

Current Liabilities
Short-term debt	$75	$75
Notes payable to affiliates	58
Long-term debt due within one year	400
Accounts payable to affiliates	451	843
Taxes	2	12
Other current liabilities	8	6
Total Current Liabilities	994	936

Long-term Debt
Long-term debt	722	1,121
Notes payable to affiliates	196	196
Total Long-term Debt	918	1,317

Deferred Credits and Other Noncurrent Liabilities	3	3
Equity	4,248	4,150

Total Liabilities and Equity	$6,163	$6,406

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

Schedule I - LG&E and KU Energy LLC
Notes to Condensed Unconsolidated Financial Statements

1.	Basis of Presentation

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

LKE indirectly or directly owns all of the ownership interests of its significant subsidiaries.  LKE relies primarily on dividends from its subsidiaries to fund LKE's dividends to its member and to meet its other cash requirements.  See Note 7 to LKE's consolidated financial statements for discussions related to restricted net assets of its subsidiaries for the purposes of transferring funds to LKE in the form of distributions, loans or advances.

2.	Commitments and Contingencies

See Note 13 to LKE's consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees

LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these WKE-related guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  Another WKE-related LKE guarantee covers other indemnifications, has a term expiring in 2023 and a maximum exposure of $100 million.  In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing a December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  In May 2014, the Court of Appeals issued an opinion affirming the lower court decision.  LKE's indemnitee filed a Motion for Discretionary Review with the Kentucky Supreme Court on October 2, 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  In the second quarter of 2012, LKE adjusted its estimated liability for the WKE-related indemnifications by $9 million ($5 million after-tax), which is reflected in "Equity in Earnings of Subsidiaries" on the Statement of Income.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  However, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE cannot predict the ultimate outcomes of indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

3.	Long-Term Debt

See Note 7 to LKE's consolidated financial statements for the terms of LKE's outstanding senior unsecured notes outstanding.  Of the total outstanding, $400 million matures in 2015 and $722 million matures after 2019.  These maturities are based on stated maturities.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2014
Operating revenues as previously reported	$1,223	$2,874
Reclassification of discontinued operations (f)	(29)	(41)
Operating revenues	1,194	2,833	$3,449	$4,023
Operating income as previously reported	715	718
Reclassification of discontinued operations (f)	8	(21)
Operating income	723	697	869	983
Income from continuing operations after income taxes
as previously reported	316	229
Reclassification of discontinued operations (f)	8	(11)
Income from continuing operations after income taxes	324	218	490	551
Income from discontinued operations as previously reported
Reclassification of discontinued operations (f)	(8)	11
Income (loss) from discontinued operations (g)	(8)	11	7	144
Net income (g)	316	229	497	695
Net income attributable to PPL	316	229	497	695
Income from continuing operations after income taxes available to
PPL common shareowners: (b)
Basic EPS	0.51	0.33	0.73	0.82
Diluted EPS	0.50	0.32	0.73	0.82
Net income available to PPL common shareowners: (b)
Basic EPS	0.50	0.35	0.74	1.04
Diluted EPS	0.49	0.34	0.74	1.04
Dividends declared per share of common stock (c)	0.3725	0.3725	0.3725	0.3725
Price per common share:
High	$33.24	$35.56	$35.52	$38.14
Low	29.40	32.32	31.79	32.09

2013
Operating revenues as previously reported	$2,457	$3,450	$3,105	$2,848
Reclassification of discontinued operations (f)	(32)	(47)	(31)	(29)
Operating revenues	2,425	3,403	3,074	2,819
Operating income as previously reported	693	758	857	31
Reclassification of discontinued operations (f)	(14)	(26)	(11)	(10)
Operating income (e)	679	732	846	21
Income (loss) from continuing operations after income taxes
as previously reported	413	404	410	(98)
Reclassification of discontinued operations (f)	(8)	(14)	(6)	(4)
Income (loss) from continuing operations after income taxes (e)	405	390	404	(102)
Income from discontinued operations as previously reported		1	1
Reclassification of discontinued operations (f)	8	14	6	4
Income (loss) from discontinued operations	8	15	7	4
Net income (loss) (e)	413	405	411	(98)
Net income (loss) attributable to PPL (e)	413	405	410	(98)
Income (loss) from continuing operations after income taxes available to
PPL common shareowners: (b) (e)
Basic EPS	0.69	0.66	0.64	(0.16)
Diluted EPS (d)	0.64	0.61	0.61	(0.16)
Net income (loss) available to PPL common shareowners: (b) (e)
Basic EPS	0.70	0.68	0.65	(0.16)
Diluted EPS (d)	0.65	0.63	0.62	(0.16)
Dividends declared per share of common stock (c)	0.3675	0.3675	0.3675	0.3675
Price per common share:
High	$31.35	$33.55	$32.09	$31.79
Low	28.64	28.44	29.03	28.95

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

(d)	As a result of a reported loss, diluted earnings per share for the three months ended December 31, 2013 exclude incremental shares as they were anti-dilutive.
(e)
Fourth quarter of 2013 includes a charge for the termination of the lease of the Colstrip coal-fired electric generating facility in Montana.  See Note 8 to the Financial Statements for additional information.

(f)
In the third quarter of 2014, the hydroelectric generation facilities of PPL Montana met the criteria as held for sale.  Accordingly, the previously reported operating results for these facilities have been reclassified as discontinued operations.  See Note 8 to the Financial Statements for additional information.

(g)
Fourth quarter of 2014 includes a gain of $137 million (after tax) from the sale of hydroelectric generating facilities of PPL Montana.  See Note 8 to the Financial Statements for additional information.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2014
Operating revenues	$592	$449	$477	$526
Operating income	165	111	124	138
Net income	85	52	57	69
Net income available to PPL	85	52	57	69

2013
Operating revenues	$513	$414	$464	$479
Operating income	121	92	105	101
Net income	64	45	51	49
Net income available to PPL	64	45	51	49

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

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2014, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 116.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2014.  This annual report does not include an attestation report of Ernst & Young LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies.  The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2015 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014, and which information is incorporated herein by reference.  There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2014 Notice of Annual Meeting and Proxy Statement.

PPL has adopted a code of ethics entitled "Standards of Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply, PPL Electric, LKE, LG&E and KU).  The "Standards of Integrity" are posted on PPL's Internet website: www.pplweb.com/Standards-of-Integrity.  A description of any amendment to the "Standards of Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment.  In addition, if a waiver constituting a material departure from a provision of the "Standards of Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities.  These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet website: www.pplweb.com/Guidelines.

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

Listed below are the executive officers at December 31, 2014.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William H. Spence	57	Chairman, President and Chief Executive Officer	April 2012 - present
		President and Chief Executive Officer	November 2011 - March 2012
		President and Chief Operating Officer	July 2011 - November 2011
		Executive Vice President and Chief Operating Officer	June 2006 - July 2011

Robert J. Grey	64	Executive Vice President, General Counsel and Secretary	November 2012 - present
		Senior Vice President, General Counsel and Secretary	March 1996 - November 2012

Vincent Sorgi	43	Senior Vice President and Chief Financial Officer	June 2014 - present
		Vice President and Controller	March 2010 - June 2014
		Controller-Supply Accounting	June 2008 - March 2010

Gregory N. Dudkin (a)	57	President-PPL Electric	March 2012 - present
		Senior Vice President-Operations-PPL Electric	June 2009 - March 2012
		Independent Consultant	February 2009 - June 2009

Paul A. Farr (a)	47	President-PPL Energy Supply	June 2014 - present
		Executive Vice President and Chief Financial Officer	April 2007 - June 2014

Robert D. Gabbard, Jr. (a)	55	President-PPL EnergyPlus	June 2008 - present

Victor A. Staffieri (a)	59	Chairman of the Board, Chief Executive Officer and President-LKE	May 2001 - present

Robert A. Symons (a)	61	Chief Executive-WPD	January 2000 - present

Mark F. Wilten	47	Vice President, Treasurer and Chief Risk Officer	October 2014 - present
		Vice President-Finance and Treasurer	June 2012 - October 2014
		Treasurer-Nissan North America and Nissan Motor Acceptance Corporation	August 2010 - May 2012
		Assistant Treasurer-Nissan Motor Acceptance Corporation	August 2008 - August 2010

Stephen K. Breininger (b)	41	Controller	June 2014 - present
		Assistant Controller-Business Lines	March 2013 - June 2014
		Controller-Supply Accounting	April 2010 - March 2013
		Director-Supply Accounting & Reporting	June 2008 - April 2010

(a)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(b)	Mr. Breininger was elected Vice President and Controller of PPL Corporation effective January 23, 2015.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2015 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014, and which information is incorporated herein by reference.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2015 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014, and which information is incorporated herein by reference.  In addition, provided below in tabular format is information as of December 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be				Number of securities
	issued upon exercise of		Weighted-average exercise		remaining available for future
	outstanding options, warrants		price of outstanding options,		issuance under equity
	and rights (3)		warrants and rights (3)		compensation plans (4)
Equity compensation
plans approved by	2,889,761	- ICP	$32.48	- ICP	1,824,239	- DDCP
security holders (1)	2,069,185	- SIP	$29.26	- SIP	7,225,988	- SIP
	4,084,016	- ICPKE	$30.68	- ICPKE	2,325,308	- ICPKE
	9,042,962	- Total	$30.93	- Combined	11,375,535	- Total

Equity compensation
plans not approved by
security holders (2)

(1)
Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards were awarded to executive officers of PPL and no securities remain for issuance under this plan; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; (c) the PPL 2012 SIP approved by shareowners in 2012 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL and its subsidiaries; and (d) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL.  See Note 10 to the Financial Statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2014.  In addition, as of December 31, 2014, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  30,400 shares of restricted stock, 198,450 restricted stock units and 162,115 performance units under the ICP; 40,000 shares of restricted stock, 528,328 restricted stock units and 446,500 performance units under the SIP; 24,600 shares of restricted stock, 2,663,742 restricted stock units and 563,101 performance units under the ICPKE; and 569,407 stock units under the DDCP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2015 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014, and is incorporated herein by reference.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2014 and 2013" in PPL's 2015 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2014, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed, including expenses, by Ernst & Young LLP (EY) to PPL for the fiscal years ended December 31, 2014 and 2013, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by EY.

	2014	2013
	(in thousands)

Audit fees (a)	$1,483	$1,612
Audit-related fees		9
Tax fees (b)	49	70

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for tax advice for capital expenditures on certain hydro-electric plant upgrades and various state and local tax issues.

PPL Electric Utilities Corporation

The following table presents an allocation of fees billed, including expenses, by EY to PPL for the fiscal years ended December 31, 2014 and 2013, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by EY.

	2014	2013
	(in thousands)

Audit fees (a)	$954	$953
Audit-related fees		10
Tax fees (b)	18	72

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for tax advice for various state and local tax issues.

LG&E and KU Energy LLC

The following table presents an allocation of fees billed, including expenses, by EY to LKE for the fiscal years ended December 31, 2014 and 2013, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by EY.

	2014	2013
	(in thousands)

Audit fees (a)	$1,636	$1,646

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Louisville Gas and Electric Company

The following table presents an allocation of fees billed, including expenses, by EY to LG&E for the fiscal years ended December 31, 2014 and 2013, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by EY.

	2014	2013
	(in thousands)

Audit fees (a)	$699	$691

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

The following table presents an allocation of fees billed, including expenses, by EY to KU for the fiscal years ended December 31, 2014 and 2013, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by EY.

	2014	2013
	(in thousands)

Audit fees (a)	$625	$646

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

The Audit Committee of PPL approved 100% of the 2014 and 2013 services provided by EY.

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

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings:  The 2015 annual meeting of shareowners of PPL will be held on Wednesday, May 20, 2015, at the PPL Center, 701 Hamilton Street, Allentown, Pennsylvania, in Lehigh County.

Proxy and Information Statement Material:  A proxy statement and notice of PPL's annual meeting is provided to all shareowners of record as of February 27, 2015.  The latest proxy statement can be accessed at www.pplweb.com.

PPL Annual Report: The report is published in the beginning of April and provided to all shareowners of record as of February 27, 2015.  The latest annual report can be accessed at www.pplweb.com.

Dividends:  Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January.  The 2015 record dates for dividends are expected to be March 10, June 10, September 10 and December 10.

PPL's Website (www.pplweb.com):  Shareowners can access PPL publications such as annual and quarterly reports to the Securities and Exchange Commission (SEC Forms 10-K and 10-Q), other PPL filings, corporate governance materials, news releases, stock quotes and historical performance.  Visitors to our website can subscribe to receive automated email alerts for SEC filings, earnings releases, daily stock prices or other financial news.

Financial reports which are available at www.pplweb.com will be mailed without charge upon request by writing to:
PPL Treasury Dept.
Two North Ninth Street
Allentown, PA  18101
Via email:  invserv@pplweb.com
or by calling:
           Shareowner Services, toll-free at 1-800-345-3085; or
           PPL Corporate Offices at 610-774-5151.

Online Account Access:  Registered shareowners can activate their account for online access by visiting shareowneronline.com.

Dividend Reinvestment and Direct Stock Purchase Plan (Plan):  PPL offers investors the opportunity to acquire shares of PPL common stock through its Plan.  Through the Plan, participants are eligible to invest up to $25,000 per calendar month in PPL common stock.  Shareowners may choose to have dividends on their PPL common stock fully or partially reinvested in PPL common stock or can receive full payment of cash dividends by check or electronic funds transfer.  Participants in the Plan may choose to have their common stock certificates deposited into their Plan account.

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

PPL Corporation:
Common Stock (Code:  PPL)

PPL Capital Funding, Inc.:
2007 Series A Junior Subordinated Notes due 2067 (Code:  PPL/67)
2013 Series B Junior Subordinated Notes due 2073 (Code:  PPX)

Fiscal Agents:

Transfer Agent and Registrar; Dividend Disbursing Agent; Plan Administrator
Wells Fargo Bank, N.A.
Shareowner Services
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129
Website: shareowneronline.com

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

By /s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By /s/ Vincent Sorgi
Vincent Sorgi -
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By /s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Rodney C. Adkins	Stuart Heydt
Frederick M. Bernthal	Venkata Rajamannar Madabhushi
John W. Conway	Craig A. Rogerson
Philip G. Cox	William H. Spence
Steven G. Elliott	Natica von Althann
Louise K. Goeser	Keith H. Williamson
Stuart E. Graham	Armando Zagalo de Lima

By /s/ William H. Spence
William H. Spence, Attorney-in-fact	Date: February 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Energy Supply, LLC
(Registrant)

By /s/ Paul A. Farr
Paul A. Farr -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Paul A. Farr
Paul A. Farr -
President
(Principal Executive Officer)

By /s/ Vincent Sorgi
Vincent Sorgi -
Senior Vice President
(Principal Financial Officer)

By /s/ Stephen K. Breininger
Stephen K. Breininger -
Controller
(Principal Accounting Officer)

Managers:

/s/ Paul A. Farr
Paul A. Farr

/s/ Robert J. Grey
Robert J. Grey

/s/ Vincent Sorgi
Vincent Sorgi

/s/ William H. Spence
William H. Spence

Date: February 23, 2015

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

By /s/ Gregory N. Dudkin
Gregory N. Dudkin -
President
(Principal Executive Officer)

By /s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr. -
Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Gregory N. Dudkin	/s/ Vincent Sorgi
Gregory N. Dudkin	Vincent Sorgi

/s/ Robert J. Grey	/s/ William H. Spence
Robert J. Grey	William H. Spence

Date: February 23, 2015

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

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ S. Bradford Rives	/s/ Victor A. Staffieri
S. Bradford Rives	Victor A. Staffieri
/s/ Vincent Sorgi	/s/ Paul W. Thompson
Vincent Sorgi	Paul W. Thompson
/s/ William H. Spence
William H. Spence

Date: February 23, 2015

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

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ S. Bradford Rives	/s/ Victor A. Staffieri
S. Bradford Rives	Victor A. Staffieri
/s/ Vincent Sorgi	/s/ Paul W. Thompson
Vincent Sorgi	Paul W. Thompson
/s/ William H. Spence
William H. Spence

Date: February 23, 2015

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

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ S. Bradford Rives	/s/ Victor A. Staffieri
S. Bradford Rives	Victor A. Staffieri
/s/ Vincent Sorgi	/s/ Paul W. Thompson
Vincent Sorgi	Paul W. Thompson
/s/ William H. Spence
William H. Spence

Date: February 23, 2015

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1(a)	-	Final Terms of WPD West Midlands £800,000,000 5.75 per cent Notes due 2032 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)

1(b)	-	Final Terms of WPD East Midlands £600,000,000 5.25 per cent Notes due 2023 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459 ) dated May 17, 2011)

1(c)	-	Final Terms of WPD East Midlands £100,000,000 Index Linked Notes due 2043 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 2, 2011)

1(d)	-	Final Terms of WPD East Midlands £100,000,000 5.25% Notes due 2023 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2012)

1(e)	-	Final Terms of the WPD West Midlands £400 million 3.875% Senior Unsecured Notes due October 17, 2024 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

1(f)	-	Final Terms of the WPD East Midlands £40 million 1.676% Notes due 2052 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

1(g)	-	Final Terms of the WPD East Midlands £25 million 1.676% Notes due 2052 (Exhibit 1.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

1(h)	-
Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

2(a)	-
Purchase and Sale Agreement by and between PPL Montana, LLC and NorthWestern Corporation, dated as of September 26, 2013 (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(b)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL3 LLC and Montana OP3 LLC, dated as of September 26, 2013 (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(c)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL4 LLC and Montana OP4 LLC, dated as of September 26, 2013 (Exhibit 2.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(d)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL1 LLC and Montana OP1 LLC, dated as of September 26, 2013 (Exhibit 2.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(e)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL1 LLC and Montana OP1 LLC, dated as of September 26, 2013 (Exhibit 2.5 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(f)	-
Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(g)	-
Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 15, 2013 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 20, 2013)

3(b)	-
Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(c)-1	-	Certificate of Formation of PPL Energy Supply, LLC, effective as of November 14, 2000 (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(c)-2	-
Certificate of Amendment of PPL Energy Supply, LLC, effective as of November 12, 2002 (Exhibit 3(c)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011)

3(d)	-	Amended and Restated Bylaws of PPL Corporation, effective as of May 15, 2013 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 20, 2013)

3(e)	-
Amended and Restated Bylaws of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(f)	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, effective as of March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(g)	-	Articles of Organization of LG&E and KU Energy LLC, effective as of December 29, 2003 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(h)-1	-	Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 1, 2010 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(h)-2	-
Amendment to Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 25, 2013 (Exhibit 3(h)-2) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

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

4(b)-1	-	Amended and Restated Employee Stock Ownership Plan, dated January 12, 2007 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(b)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, dated July 2, 2007 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2007)

4(b)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated December 13, 2007 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

4(b)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated August 19, 2009 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2009)

4(b)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated December 2, 2009 (Exhibit 4(a)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(b)-6	-	Amendment No. 5 to said Employee Stock Ownership Plan, dated November 17, 2010 (Exhibit 4(b)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(b)-7	-	Amendment No. 6 to said Employee Stock Ownership Plan, dated January 18, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

4(b)-8	-	Amendment No. 7 to said Employee Stock Ownership Plan, dated May 30, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-9	-	Amendment No. 8 to said Employee Stock Ownership Plan, dated July 17, 2012 (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-10	-	Amendment No. 9 to said Employee Stock Ownership Plan, dated December 21, 2012 (Exhibit 4(b)-10 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

4(b)-11	-	Amendment No. 10 to said Employee Stock Ownership Plan, dated September 16, 2013 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2013)

4(c)	-
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

4(d)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(d)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(d)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(d)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(e)-1	-
Indenture, dated as of March 16, 2001, among WPD Holdings UK, Bankers Trust Company, as Trustee, Principal Paying Agent, and Transfer Agent and Deutsche Bank Luxembourg, S.A., as Paying and Transfer Agent (Exhibit 4(g) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(e)-2	-	First Supplemental Indenture, dated as of March 16, 2001, to said Indenture (Exhibit 4(n)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(e)-3	-	Second Supplemental Indenture, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(e)-4	-	Third Supplemental Indenture, dated as of October 31, 2014, to said Indenture (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(f)-1	-
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

4(f)-3	-	Supplemental Indenture No. 5, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(f)-4	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-5	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(f)-6	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(f)-7	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(f)-8	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(f)-9	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(f)-10	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(f)-11	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(f)-12	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(f)-13	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(g)-1	-
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

4(g)-5	-	Supplemental Indenture No. 4, dated as of May 1, 2006, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-6	-	Supplemental Indenture No. 6, dated as of July 1, 2006, to said Indenture (Exhibit 4(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-7	-	Supplemental Indenture No. 7, dated as of December 1, 2006, to said Indenture (Exhibit 4(f)-10 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

4(g)-8	-	Supplemental Indenture No. 8, dated as of December 1, 2007, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 20, 2007)

4(g)-9	-	Supplemental Indenture No. 9, dated as of March 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated March 14, 2008)

4(g)-10	-	Supplemental Indenture No. 10, dated as of July 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated July 21, 2008)

4(g)-11	-	Supplemental Indenture No. 11, dated as of December 1, 2011, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated December 16, 2011)

4(g)-12	-	Supplemental Indenture No. 12, dated as of February 12, 2013, to said Indenture (Exhibit 4.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated February 13, 2013)

4(h)-1	-
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

4(m)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(m)-3	-	Supplemental Indenture No. 2, dated as of June 28, 2010, to said Subordinated Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 30, 2010)

4(m)-4	-	Supplemental Indenture No. 3, dated as of April 15, 2011, to said Subordinated Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)

4(m)-5	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(n)-1	-
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

4(q)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(r)-1	-
Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(s)-1	-
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

4(rr)-2	-	Supplemental Indenture No. 1, dated April 21, 2011, to said Indenture (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(rr)-3	-	Second Supplemental Indenture, dated as of October 30, 2014, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(ss)-1	-
Trust Deed, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No.1-11459) dated May 17, 2011)

4(ss)-2	-
Amended and Restated Trust Deed, dated September 10, 2013, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc and Western Power Distribution (South Wales) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

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

10(k)-4	-	Third Amendment, dated as of March 30, 2006, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(k)-5	-	Fourth Amendment, dated as of April 12, 2006, to said Reimbursement Agreement (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

10(k)-6	-	Fifth Amendment, dated as of November 1, 2006, to said Reimbursement Agreement (Exhibit 10(q)-6 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(k)-7	-	Sixth Amendment, dated as of March 29, 2007, to said Reimbursement Agreement (Exhibit 10(q)-7 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2007)

10(k)-8	-	Seventh Amendment, dated as of March 1, 2008, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2008)

10(k)-9	-	Eighth Amendment, dated as of March 30, 2009, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended March 31, 2009)

10(k)-10	-	Ninth Amendment, dated as of March 31, 2010, to said Reimbursement Agreement (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 6, 2010)

10(k)-11	-	Tenth Amendment, dated as of February 22, 2012, to said Reimbursement Agreement (Exhibit 10(k)-11 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011)

10(k)-12	-	Eleventh Amendment, dated as of February 28, 2013, to said Reimbursement Agreement (Exhibit 10(k)-12 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2012)

10(k)-13	-	Twelfth Amendment, dated as of March 19, 2014, to said Reimbursement Agreement (Exhibit 10.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 1, 2014)

10(l)	-
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

10(s)-1	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(s)-2	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(t)-1	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(t)-2	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(u)	-
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

10(v)-1	-
Uncommitted Line of Credit Letter Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC, the Borrower, and Banco Bilbao Vizcaya Argentaria, S.A., the Bank (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

10(v)-2	-
Reimbursement Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC and Banco Bilbao Vizcaya Argentaria, S.A. (Exhibit 10(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

10(v)-3	-
First Amendment, dated as of August 30, 2013, to said Uncommitted Line of Credit Letter Agreement (Exhibit 10(z)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10(w)-1	-
Letter of Credit Issuance and Reimbursement Agreement, dated as of July 27, 2012, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency (Exhibit 10(e) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

10(w)-2	-
Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of August 30, 2013, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency (Exhibit 10(aa)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2013)

10(w)-3	-
First Amendment, dated as of July 22, 2014, to said Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency (Exhibit 10(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2014)

10(x)	-
$3,000,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among PPL Energy Supply, LLC, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(cc) to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2012)

10(y)-1	-
£210,000,000 Multicurrency Revolving Facility Agreement, dated December 21, 2012, among PPL WW Holdings Ltd., as the Company, Lloyds TSB Bank plc and Mizuho Corporate Bank, Ltd., as Joint Coordinators and Bookrunners, Barclays Bank PLC, Commonwealth Bank of Australia, HSBC Bank plc, Lloyds TSB Bank plc, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Royal Bank of Scotland plc, as Mandated Lead Arrangers and Mizuho Corporate Bank, Ltd., as Facility Agent (Exhibit 10(ff) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

10(y)-2	-
Transfer Deed, dated as of October 31, 2014, between PPL WW Holdings Limited, Western Power Distribution Limited and Mizuho Bank, Ltd., as Facility Agent (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

10(z)	-
Amended and Restated Collateral Agency Agreement, dated as of February 12, 2013, among PPL Ironwood, LLC, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, as Collateral Agent and The Bank of New York Mellon, as Depositary Bank (Exhibit 10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10(aa)	-
Third Supplemental Indenture, dated as of February 12, 2013, to Trust Indenture dated as of June 1, 1999, among PPL Ironwood, LLC, The Bank of New York Mellon, as Trustee and The Bank of New York Mellon, as Depositary Bank (Exhibit 10(hh) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10(bb)	-
$75,000,000 Revolving Credit Agreement, dated as of October 30, 2013, among LG&E and KU Energy LLC, the Lenders from time to time party thereto, and PNC Bank, National Association, as the Administrative Agent and the Issuing Lender, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, Fifth Third Bank, as Syndication Agent, and Central Bank & Trust Company, as Documentation Agent (Exhibit 10(ii) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10(cc)	-
$150,000,000 Revolving Credit Agreement, dated as of March 26, 2014, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor and The Bank of Nova Scotia, as Administrative Agent, Issuing Lender and Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2014)

10(dd)	-
Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(ee)-1	-
$300,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among PPL Electric Utilities Corporation, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(e) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2014)

10(ee)-2	-
Notice of Automatic Extension, dated as of September 29, 2014, to said Amended and Restated Credit Agreement (Exhibit 10(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2014)

10(ff)	-
$300,000,000 Revolving Credit Agreement, dated as of July 28, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(gg)	-
$400,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(hh)	-
$500,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Louisville Gas and Electric Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(ii)	-
Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (South West) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank, Ltd., as Joint Coordinators, and Mizuho Bank, Ltd., as Facility Agent, relating to the £245,000,000 Multicurrency Revolving Credit Facility Agreement originally dated January 12, 2012 (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(jj)	-
Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (East Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300,000,000 Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011(Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(kk)	-
Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (West Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300,000,000 Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011(Exhibit 10(j) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(ll)	-
$65,000,000 Revolving Credit Agreement, dated as of August 20, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent and Issuing Lender (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

10(mm)	-
$198,309,583.05 Letter of Credit Agreement dated as of October 1, 2014 among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party hereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (Exhibit 10.1 to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated October 2, 2014)

[_]10(nn)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(nn)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(nn)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(nn)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(nn)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(nn)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(oo)-1	-
PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(oo)-2	-
PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(oo)-3	-
PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(oo)-4	-
PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(oo)-5	-
PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(pp)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(pp)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(pp)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(pp)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(pp)-5	-
Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(pp)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(qq)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(qq)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(qq)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(qq)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(qq)-5	-
Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(qq)-6	-
Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(rr)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(rr)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(rr)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(rr)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(rr)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(rr)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(rr)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(rr)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(rr)-9	-
Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(ss)-1	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(ss)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(ss)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ss)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ss)-5	-
Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008 (Exhibit 10(cc)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(ss)-6	-
Amendment No. 5 to said Incentive Compensation Plan for Key Employees, dated as of March 24, 2011 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

[_]10(tt)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated April 6, 2011)

[_]10(uu)	-
Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(vv)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. DeCampli, Dudkin, Farr and Gabbard (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ww)-1	-
Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ww)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(xx)	-
Amended and Restated Employment and Severance Agreement, dated as of October 29, 2010, between E.ON U.S. LLC and Victor A. Staffieri (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

[_]10(yy)-1	-	Form of Change in Control Severance Protection Agreement as adopted March 5, 2012 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(yy)-2	-
Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Messrs. Dudkin and Staffieri (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(zz)-1	-	PPL Corporation 2012 Stock Incentive Plan (Annex A to Proxy Statement of PPL Corporation, dated April 3, 2012)

[_]10(zz)-2	-
Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(zz)-3	-
Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(zz)-4	-
Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(aaa)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

*[_]10(bbb)-1	-	Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan
*[_]10(bbb)-2	-	Phantom Stock Option Award Agreement, dated February 12, 2012, between Western Power Distribution and Robert A. Symons

*[_]10(bbb)-3	-	Phantom Stock Option Award Agreement, dated February 15, 2013, between Western Power Distribution and Robert A. Symons

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges

*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(d)	-	Consent of Ernst & Young LLP - LG&E and KU Energy LLC

*23(e)	-	Consent of Ernst & Young LLP - Louisville Gas and Electric Company

*23(f)	-	Consent of Ernst & Young LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(k)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(l)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Energy Supply's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.SCH	-
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