Form 10-K
period 2015-12-31
KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP; PPL Corp; LG&E & KU Energy LLC
filed 2016-02-19
CIK 55387, 60549, 317187, 922224, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange
2013 Series B due 2073	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

PPL Corporation	[ X ]
PPL Electric Utilities Corporation	[ X ]
LG&E and KU Energy LLC	[ X ]
Louisville Gas and Electric Company	[ X ]
Kentucky Utilities Company	[ X ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

As of June 30, 2015, PPL Corporation had 669,514,249 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $19,730,584,918. As of January 31, 2016, PPL Corporation had 675,190,188 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2016, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2016, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2016, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2016 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION

PPL ELECTRIC UTILITIES CORPORATION

LG&E and KU Energy LLC

Louisville Gas and Electric Company

Kentucky Utilities Company

FORM 10-K ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2015

This combined Form 10-K is separately filed by the following Registrants in their individual capacity: PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf and no Registrant makes any representation as to information relating to any other Registrant, except that information under "Forward-Looking Information" relating to subsidiaries of PPL Corporation is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC.

Unless otherwise specified, references in this Report, individually, to PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants' financial statements in accordance with GAAP. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its subsidiaries

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

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides services to LKE and its subsidiaries.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries. Debt issued by PPL Capital Funding is guaranteed as to payment by PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers in this area as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Global and other subsidiaries.

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that, beginning in 2015, provides support services and corporate functions such as financial, supply chain, human resources and facilities management services primarily to PPL Electric and its affiliates.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides administrative, management and support services to PPL and its subsidiaries.

PPL WEM Limited - also referred to as PPL WEM is an indirect UK subsidiary of PPL Global which during a reorganization in October 2014 transferred WPD (East Midlands) and WPD (West Midlands) to a subsidiary of WPD plc.

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global. PPL WPD Limited holds a liability for a closed defined benefit pension plan and a receivable with WPD plc. Following a reorganization in October 2015, PPL WPD Limited is now parent to WPD plc having previously been a sister company.

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

Subsidiary Registrant(s) - Registrants that are direct or indirect wholly owned subsidiaries of PPL: PPL Electric, LKE, LG&E and KU.

WPD - refers to PPL WPD Limited and its subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD plc - Western Power Distribution plc, formerly known as Western Power Distribution Limited, a direct U.K. subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

i

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

2010 Purchase Contract(s) - a contract that is a component of a 2010 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2011 Equity Unit(s) - a PPL equity unit, issued in April 2011, consisting of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

2011 Purchase Contract(s) - a contract that is a component of a 2011 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to May 1, 2014.

401(h) account(s) - A sub account established within a qualified pension trust to provide for the payment of retiree medical costs.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012. The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008. The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and changes to the Alternative Energy Portfolio Standard (AEPS).

AFUDC - Allowance for Funds Used During Construction. The cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction costs.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

ATM Program - At-the-Market stock offering program.

BSER - Best System of Emission Reduction. The degree of emission reduction that EPA determines has been adequately demonstrated when taking into account the cost of achieving such reduction and any non-air quality health and environmental impact and energy requirements.

Cane Run Unit 7 - a natural gas combined-cycle generating unit in Kentucky, jointly owned by LG&E and KU, with a capacity of 642 MW (141 MW and 501 MW to LG&E and KU).

CCR(s) - Coal Combustion Residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

Clean Water Act - federal legislation enacted to address certain environmental issues relating to water quality including effluent discharges, cooling water intake, and dredge and fill activities.

COBRA - Consolidated Omnibus Budget Reconciliation Act, which provides individuals the option to temporarily continue employer group health insurance coverage after termination of employment.

CPCN - Certificate of Public Convenience and Necessity. Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DDCP - Directors Deferred Compensation Plan.

Depreciation not normalized - the flow-through income tax impact related to the state regulatory treatment of depreciation-related timing differences.

DNO - Distribution Network Operator in the U.K.

DOJ - U.S. Department of Justice.

DPCR4 - Distribution Price Control Review 4, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - PPL Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - the Distribution System Improvement Charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

DSM - Demand Side Management. Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM plans proposed by any utility under its jurisdiction. Proposed DSM mechanisms may seek full recovery of costs and revenues lost by implementing DSM programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective DSM programs. The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

DUoS - Distribution Use of System. This forms the majority of WPD's revenues and is the charge to electricity suppliers who are WPD's customers and use WPD's network to distribute electricity.

Earnings from Ongoing Operations - A non-GAAP financial measure of earnings adjusted for the impact of special items and used in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A). See "Non-GAAP Financial Measures" within the MD&A for additional details.

EBPB - Employee Benefit Plan Board. The administrator of PPL's U.S. qualified retirement plans, which is charged with the fiduciary responsibility to oversee and manage those plans and the investments associated with those plans.

ECR - Environmental Cost Recovery. Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements that apply to coal combustion wastes and by-products from the production of energy from coal.

ELG(s) - Effluent Limitation Guidelines, regulations promulgated by the EPA.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Unit(s) - refers collectively to the 2011 and 2010 Equity Units.

FERC - Federal Energy Regulatory Commission, the U.S. federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker. The KPSC approved mechanism for LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements. Rate recovery became effective January 1, 2013.

Gross Margins - A non-GAAP financial measure of performance used in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).  See "Non-GAAP Financial Measures" within the MD&A, for additional details.

GWh - gigawatt-hour, one million kilowatt hours.

Holdco - Talen Energy Holdings, Inc., a Delaware corporation, which was formed for the purposes of the June 1, 2015 spinoff of PPL Energy Supply, LLC.

IBEW - International Brotherhood of Electrical Workers.

ICP - The PPL Incentive Compensation Plan. This plan provides for incentive compensation to PPL's executive officers and certain other senior executives. New awards under the ICP were suspended in 2012 upon adoption of the 2012 PPL Stock Incentive Plan.

ICPKE - The PPL Incentive Compensation Plan for Key Employees. The ICPKE provides for incentive compensation to certain employees below the level of senior executive.

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt. The method is applied as follows: Interest charges (after-tax) applicable to the convertible debt are added back to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares. Both adjustments are made only for purposes of calculating diluted EPS. This method was applied to PPL's Equity Units prior to settlement.

IRS - Internal Revenue Service, a U.S. government agency.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

KU 2010 Mortgage Indenture - KU's Indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as supplemented.

kV - kilovolt.

kVA - kilovolt ampere.

kWh - kilowatt hour, basic unit of electrical energy.

LCIDA - Lehigh County Industrial Development Authority.

LG&E 2010 Mortgage Indenture - LG&E's Indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as supplemented.

LIBOR - London Interbank Offered Rate.

LTIIP - Long Term Infrastructure Improvement Plan. A plan that must be approved by the PUC prior to requesting the DSIC mechanism.  The plan must include identification of the types and age of property for which the company is requesting recovery, a schedule of replacement, general description of location and quantity, projected annual expenditures and the manner in which replacement will ensure and maintain adequate, efficient, safe, reliable and reasonable service.

MATS - Mercury and Air Toxics Standards, regulations promulgated by the EPA.

MMBtu - One million British Thermal Units.

MOD - A mechanism applied in the U.K. to adjust allowed base demand revenue in future periods for differences in prior periods between actual values and those in the agreed business plan.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

NAAQS - National Ambient Air Quality Standards periodically adopted pursuant to the Clean Air Act.

NERC - North American Electric Reliability Corporation.

NGCC - Natural gas-fired combined-cycle generating plant.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules. Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - Nuclear Regulatory Commission, the U.S. federal agency that regulates nuclear power facilities.

NSR - The new source review provisions of the Clean Air Act that impose stringent emission control requirements on new and modified sources of air emissions that result in emission increases beyond thresholds allowed by the Clean Air Act.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

v

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment. OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined summer rating capacities of 2,120 MW.

PEDFA - Pennsylvania Economic Development Financing Authority.

PJM - PJM Interconnection, L.L.C., operator of the electricity transmission network and electricity energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply within its delivery area to retail customers who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PPL EnergyPlus - prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets.

PPL Energy Supply - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL EnergyPlus and other subsidiaries.

PPL Montana - prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL Montana, LLC, an indirect subsidiary of PPL Energy Supply, LLC that generated electricity for wholesale sales in Montana and the Pacific Northwest.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts, which are components of the 2010 and 2011 Equity Units.

RAV - regulatory asset value. This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base. RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital. RAV is indexed to Retail Price Index (RPI) in order to allow for the effects of inflation. Since the beginning of DPCR5 in April 2010, RAV additions have been based on a percentage of annual total expenditures which have continued from April 2015 under RIIO-ED1. RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - Renewable Energy Credits.

Regional Transmission Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies changes and additions to the PJM grid necessary to ensure future needs are met for both the reliability and the economic performance of the grid. Under PJM agreements, transmission owners are obligated to build transmission projects assigned to them by the PJM Board.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - ReliabilityFirst Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

RIIO-ED1 - RIIO represents "Revenues = Incentive + Innovation + Outputs." RIIO-ED1 refers to the initial eight-year rate review period applicable to WPD which commenced April 1, 2015.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the competitive power generation business contributed to Talen Energy other than the competitive power generation business contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RJS Power - RJS Generation Holdings LLC, a Delaware limited liability company controlled by Riverstone, that owns the competitive power generation business contributed by its owners to Talen Energy other than the competitive power generation business contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RPI - Retail Price Index, is a measure of inflation in the United Kingdom published monthly by the Office for National Statistics.

SCRs - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gas.

SIP - PPL Corporation's 2012 Stock Incentive Plan.

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

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency primarily responsible to protect investors and maintain the integrity of the securities markets.

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

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

Talen Energy Marketing - PPL EnergyPlus' new name subsequent to the spinoff of PPL Energy Supply.

Total shareowner return - the change in market value of a share of the Company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period. The price used for purposes of this calculation is the average share price for the 20 trading days at the beginning and end of the applicable period.

Totex (total expenditures) - Totex generally consists of all the expenditures relating to WPD's regulated activities with the exception of certain specified expenditure items (Ofgem fees, National Grid transmission charges, property and corporate income taxes, pension deficit funding and cost of capital). The annual net additions to RAV are calculated as a percentage of Totex.  Totex can be viewed as the aggregate net network investment, net network operating costs and indirect costs, less any cash proceeds from the sale of assets and scrap.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

Treasury Stock Method - a method applied to calculate diluted EPS that assumes any proceeds that could be obtained upon exercise of options and warrants (and their equivalents) would be used to purchase common stock at the average market price during the relevant period.

TRU - a mechanism applied in the U.K. to true-up inflation estimates used in determining base demand revenue.

VEBA - Voluntary Employee Benefit Association Trust, accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	challenges by intervenors to the return on equity granted in existing rate structures;
•	fuel supply, cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, transmission and distribution operations and customer energy use;
•	availability and operating costs of existing generation facilities;
•	the duration of and cost associated with scheduled and unscheduled outages at our generating facilities;
•	generation, transmission and distribution system conditions and operating costs;
•	expansion of alternative and distributed sources of electricity generation and storage;
•	collective labor bargaining negotiations;
•	laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;
•	our ability to attract and retain qualified employees;
•	volatility in demand for electricity;
•	market prices of commodity inputs for ongoing capital expenditures or key operational needs;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;
•	volatility in the fair value of debt and equity securities and its impact on the value of assets in defined benefit plans, and the potential cash funding requirements if fair value declines;
•	interest rates and their effect on pension and retiree medical liabilities and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•	the effect of changes in RPI on WPD's revenues;
•	current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the achievement of performance targets set by regulators;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions.

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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL Corporation, headquartered in Allentown, Pennsylvania, is a utility holding company that was incorporated in 1994. PPL, through its regulated utility subsidiaries, delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky. In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. The transaction was completed on June 1, 2015. See "Spinoff of PPL Energy Supply" below for more information.

PPL's principal subsidiaries at December 31, 2015 are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding ● Provides financing for the operations of PPL and certain subsidiaries

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky		KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment

In addition to PPL, the other Registrants included in this filing are as follows.

PPL Electric Utilities Corporation, headquartered in Allentown, Pennsylvania, is a direct wholly owned subsidiary of PPL incorporated in Pennsylvania in 1920 and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania. PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

LG&E and KU Energy LLC, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name. LKE, formed in 2003, is the successor to a Kentucky entity incorporated in 1989.

Louisville Gas and Electric Company, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky. LG&E is subject to regulation as a public utility by the KPSC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. LG&E was incorporated in 1913.

Kentucky Utilities Company, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee. KU is subject to regulation as a public utility by the KPSC, the VSCC and the TRA, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act. KU serves its Virginia customers under the Old Dominion Power name and its Kentucky and Tennessee customers under the KU name. KU was incorporated in Kentucky in 1912 and in Virginia in 1991.

(PPL)

Spinoff of PPL Energy Supply

In recognition of the changes in recent years in the wholesale power markets, PPL performed an in-depth analysis of its business mix to determine the best available opportunities to maximize the value to shareowners of its competitive generation business. As a result, in June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. The transaction was subject to customary closing conditions, including receipt of regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015. On April 29, 2015, PPL's Board of Directors declared the June 1, 2015 distribution to PPL's shareowners of record on May 20, 2015 of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Immediately following the spinoff on June 1, 2015, Holdco merged with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by its owners to become a subsidiary of Talen Energy. PPL's shareowners received approximately 0.1249 shares of Talen Energy common stock for each share of PPL common stock they owned on May 20, 2015. Following completion of these transactions, PPL shareowners owned 65% of Talen Energy and affiliates of Riverstone owned 35%. The spinoff had no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes.

PPL has no continuing ownership interest in, control of, or affiliation with Talen Energy and Talen Energy Supply (formerly PPL Energy Supply).

See Note 8 to the Financial Statements for additional information.

Acquisitions

On April 1, 2011, PPL, through an indirect, wholly owned subsidiary, PPL WEM Limited, acquired all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently defined herein as WPD Midlands), from subsidiaries of E.ON AG. WPD Midlands operates two regulated distribution networks in the Midlands area of England and is included in the U.K. Regulated segment.

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: U.K. Regulated, Kentucky Regulated, and Pennsylvania Regulated. The U.K. Regulated segment has no related Subsidiary Registrants. PPL's other reportable segments primarily reflect the activities of its related Subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrants. As a result of the June 1, 2015 spinoff of PPL Energy Supply, PPL no longer has a Supply segment.

A comparison of PPL's three regulated segments is shown below:

		Kentucky	Pennsylvania
	U.K. Regulated	Regulated	Regulated

For the year ended December 31, 2015:
Operating Revenues (in billions)	$2.4	$3.1	$2.1
Net Income (in millions)	$1,121	$326	$252
Electricity delivered (GWh)	75,907	30,814	36,984
At December 31, 2015:
Regulatory Asset Base (in billions) (a)	$9.7	$8.7	$5.2
Service area (in square miles)	21,600	9,400	10,000
End-users (in millions)	7.8	1.3	1.4

(a)	Represents RAV for U.K. Regulated, capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

See Note 2 to the Financial Statements for additional financial information about the segments.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments that are aggregated into a single reportable segment.  LKE, LG&E and KU each operate within a single operating segment.

•	U.K. Regulated Segment (PPL)

Consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.

WPD, through indirect wholly owned subsidiaries, operates four of the 15 regulated distribution networks providing electricity service in the U.K. The number of network customers (end-users) served by WPD totals 7.8 million across 21,600 square miles in south Wales and southwest and central England.

Revenues for the years ended December 31 are shown below.

	2015	2014	2013
Operating Revenues	$2,410	$2,621	$2,403

The majority of WPD's operating revenue is known as DUoS and is generated by providing regulated electricity distribution services to licensed third party energy suppliers who pay WPD for the use of WPD's distribution network to transfer electricity to the suppliers' customers, the end-users. Throughout the following discussion, the use of the term "customers" refers to the end-users of WPD's regulated distribution networks.

Franchise and Licenses

The operations of WPD's principal subsidiaries, WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands), are regulated by Ofgem under the direction of the Gas and Electricity Markets Authority. The Electricity Act 1989 provides the fundamental framework of electricity companies and established licenses that require each of the DNOs to develop, maintain and operate efficient distribution networks. WPD operates under a regulatory year that begins April 1 and ends March 31 of each year.

WPD is authorized by Ofgem to provide electricity distribution services within its concession areas and service territories, subject to certain conditions and obligations. For instance, WPD is subject to Ofgem regulation with respect to the regulated revenue it can earn and the quality of service it must provide, and WPD can be fined or have its licenses revoked if it does not meet the mandated standard of service.

Ofgem has formal powers to propose modifications to each distribution license. In January 2014, Ofgem and WPD agreed to a reduction of £5 per residential end-user in the 2014/15 regulatory year to be recovered in the 2016/2017 regulatory year. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Distribution Revenue Reduction" for additional information. Ofgem has made license changes as part of the RIIO-ED1 process discussed below.

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network. WPD's four distribution businesses are, therefore, regulated monopolies which operate under regulatory price controls.

Revenue and Regulation

Ofgem has adopted a price control mechanism that establishes the amount of base demand revenue WPD can earn, subject to certain true-ups, and provides for an increase or reduction in revenues based on incentives or penalties for exceeding or underperforming relative to pre-established targets. WPD's allowed revenue primarily includes base demand revenue, incentive adjustments, adjustments for over or under-recovery and adjustments related to the DPCR4 line loss close out.

WPD is currently operating under the eight-year price control period of RIIO-ED1, which commenced on April 1, 2015. The RIIO framework is intended to:

•	encourage DNOs to deliver safe, reliable and sustainable network service at long-term value to customers;
•	enable DNOs to finance the required investment in a timely and efficient way;
•	remunerate DNOs according to their delivery for customers;
•	increase emphasis on outputs and incentives;
•	enhance stakeholder engagement including network customers;
•	provide a stronger incentive framework to encourage more efficient investment and innovation; and
•	replace the current Low Carbon Network Fund to continue to stimulate innovation.

Additionally, from a financial perspective the RIIO framework:

•	regulates revenues for the DNOs in real terms using 2012/2013 prices;
•	inflates RAV (therefore allowed revenues) and other revenue components using the RPI since March 31, 2013;
•	splits the recovery of Totex between immediate recovery (called "fast pot") and deferred recovery as an addition to the RAV (called "slow pot");
•	provides DNOs with a pass-through for costs the DNOs have no control over (i.e., Ofgem fees, National Grid transmission charges, property taxes and corporate income taxes);
•	extends the recovery period of depreciation of RAV additions after April 1, 2015 from a 20 year life as used under DPCR5 to 45 years, with a transitional arrangement that will gradually increase the asset life for new additions over the price control period resulting in an average life of approximately 35 years for RAV additions during RIIO-ED1. The RAV as of March 31, 2015 will continue to be depreciated over 20 years. The asset lives used to determine depreciation expense for U.S. GAAP purposes are not the same as those used for the depreciation of the RAV in setting revenues, and as such vary by asset type and are based on the expected useful lives of the assets;
•	provides the DNOs the ability to be fast-tracked through the regulatory approval process, providing a fast-track incentive of 2.5% of Totex during the 8-year price control period for successful DNOs; and
•	maintains an incentive scheme for DNOs to be rewarded or penalized for performance in the areas of reliability and customer satisfaction, but places a maximum cap on the amount of incentive revenues that can be earned by a DNO.

The key components of WPD's four RIIO-ED1 business plans accepted by Ofgem are:

•	all four DNO business plans were accepted for fast-track status (fast-track incentive is worth approximately $43 million annually for WPD assuming a $1.60/£ foreign currency exchange rate);
•	WPD received a higher level of cost savings retention, which was established at 70% for WPD compared to approximately 55% for slow-tracked DNOs;
•	a cost of debt recovery comprised of a 10-year trailing average debt allowance, to be adjusted annually, compared to a transition to a 20-year trailing average for the slow tracked DNOs applied to 65% of RAV;
•	a return on regulatory equity (RORE) allowance with an equity ratio of 35% of RAV and a cost of equity rate of 6.4% compared to 6.0% for slow-tracked DNOs;
•	a Totex split of 80% slow pot and 20% fast pot;
•	recovery of approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans; and
•	incentive targets that are significantly more stringent than those set under DPCR5, thus reducing the expected incentive revenues WPD can earn in RIIO-ED1 compared to DPCR5.

WPD's combined business plans include funding for total expenditures of approximately $20.4 billion over the eight-year period (assuming a $1.60/£ foreign currency exchange rate), broken down as follows:

•	Totex - $13.5 billion ($10.8 billion additions to RAV; $2.7 billion fast pot);
•	Pension deficit funding - $2.0 billion;
•	Cost of debt recovery - $1.6 billion;
•	Property taxes, Ofgem fees and National Grid transmissions charges - $2.6 billion; and
•	Corporate income taxes recovery - $700 million.

The U.K. regulatory structure is an incentive-based structure in contrast to the typical U.S. regulatory structure which operates on a cost-recovery model. The base demand revenue that a DNO can earn in each year of the current price control period is the sum of:

•	a return on capital from RAV;
•	a return of capital from RAV (i.e. depreciation);
•	the fast pot recovery;
•	pension deficit funding;
•	an allowance for cash taxes paid less a potential reduction for tax benefits from excess leverage if a DNO is levered more than 65% Debt/RAV;
•	certain pass-through costs over which the DNO has no control;
•	certain legacy price control adjustments from preceding price control periods, including the information quality incentive (also known as the rolling RAV incentive);
•	fast track incentive - as WPD's four DNOs were fast-tracked through the price control review process for RIIO-ED1, their base demand revenue also includes the fast-track incentive discussed above;
•	profiling adjustments - these adjustments do not affect the total base demand revenue in real terms over the eight-year price control period, but change the year in which the revenue is earned;
•	adjustments from the Annual Iteration Process (AIP), discussed further below; and
•	adjustments for inflation true-ups, discussed further below.

In addition to base demand revenue, WPD's allowed revenue primarily includes:

•	an increase or reduction in revenues based on incentives or penalties for actual performance against pre-established targets;
•	adjustments for over- or under-recovery of allowed revenue; and
•	a reduction in revenue related to the DPCR4 line loss close out.

During DPCR5, the prior price control review period, WPD's total base demand revenue for the five-year period was profiled in a manner that resulted in a weighted-average increase of about 5.5% per year for all four DNOs. In the first year of RIIO-ED1, base demand revenue decreased by about 11.8% primarily due to a change in the profiling approach and a lower weighted-average cost of capital. For each regulatory year thereafter for the remainder of RIIO-ED1, base demand revenue will increase by approximately 1% per annum before inflation.

As the regulatory model is incentive based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. Therefore, the accounting treatment of adjustments to base demand revenue and/or allowed revenue is evaluated based on revenue recognition and contingency accounting guidance.

Base Demand Revenue True-up Mechanisms

Unlike prior price control reviews, base demand revenue under RIIO-ED1 will be adjusted during the price control period. The most significant of those adjustments are:

•	Inflation True-Up - The base demand revenue for the RIIO-ED1 period was set in 2012/13 prices. Therefore an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base demand revenue. Forecasted RPI is trued up to actuals and affects future base demand revenue two regulatory years later. This revenue change is called the "TRU" adjustment. The projected TRU for the 2015/16 regulatory year is a $45 million reduction to revenue and will reduce base demand revenue in calendar years 2017 and 2018 by $30 million and $15 million, respectively.

•	Annual Iteration Process - The RIIO-ED1 price control period also includes an Annual Iteration Process (AIP). This will allow future base demand revenues agreed with the regulator as part of the price control review to be updated during the price control period for financial adjustments including tax, pensions and cost of debt, legacy price control adjustments from preceding price control periods and adjustments relating to actual and allowed total expenditure together with the Totex Incentive Mechanism (TIM). Under the TIM, WPD's DNOs are able to retain 70% of any amounts not spent against the RIIO-ED1 plan and bear 70% of any over-spends. The AIP calculates an incremental change to base demand revenue, known as the "MOD" adjustment. The MOD provided by Ofgem in November 2016 will include the TIM for the 2015/16 regulatory year as well as the cost of debt calculation based on the 10-year trailing average to October 2016. This projected MOD of $11 million will reduce base demand revenue for calendar years 2017 and 2018 by $5 million and $6 million, respectively.

As both MOD and TRU are changes to future base demand revenues as determined by Ofgem, under applicable GAAP, liabilities for these adjustments have not been recorded. PPL's projected earnings per share growth rate through 2017 includes both the estimated TRU for regulatory year 2015/16 and MOD.

Allowed Revenue Components

In addition to base demand revenue, certain other items are added or subtracted to arrive at allowed revenue. The most significant of these are discussed below.

Incentives - Ofgem has established incentive mechanisms to provide significant opportunities to enhance overall returns by improving network efficiency, reliability and customer service. Some of the more significant incentive mechanisms which may affect allowed revenue include:

•	Interruptions Incentive Scheme (IIS) - This incentive has two major components: (1) Customer interruptions (CIs) and (2) Customer minutes lost (CMLs), and both are designed to incentivize the DNOs to invest and operate their networks to manage and reduce both the frequency and duration of power outages. The IIS target under RIIO-ED1 is divided into interruptions caused by planned and unplanned work. The target for planned work will be calculated as the annual average level of planned interruptions and minutes lost over a previous three year period. The target for unplanned interruptions for the first year of RIIO-ED1 is specified in the DNOs license and targets for both the CIs and CMLs become more demanding each year.

•	In addition to the IIS, the broad measure of customer service is enhanced in RIIO-ED1. This broad measure encompasses:
•	customer satisfaction in supply interruptions, connections and general inquiries;
•	complaints;
•	stakeholder engagement; and
•	delivery of social obligations.

The following table shows the amount of incentive revenue, primarily from IIS, which WPD has earned during DPCR5:

	Incentive Earned	Regulatory Year Ended Incentive
Regulatory Year Ended	(in millions)	Included in Revenue

March 2011	$30	March 2013
March 2012	83	March 2014
March 2013	104	March 2015
March 2014	125	March 2016
March 2015	136	March 2017

Based on applicable GAAP, incentive revenues are not recorded as assets and are included in revenues when they are billed to customers.

DPCR4 Line Loss Adjustment

For regulatory years 2015/16 through 2018/19 allowed revenue will also be reduced to reflect Ofgem's final decision on the DPCR4 line loss incentives and penalties mechanism. WPD has a liability recorded related to this future revenue reduction and, therefore, this will not impact future earnings. See Note 6 to the Financial Statements for additional information.

Correction Factor

During the price control period, WPD's revenue is decoupled from volume and WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a particular period. Conversely, WPD could also over-recover revenue. Over and under-recoveries are subtracted from or added to allowed revenue in future years, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts arising from 2014/15 onwards and refunded/recovered under RIIO-ED1 will be refunded/recovered on a two year lag (previously one year). Therefore the 2014/15 over/under-recovery adjustment will occur in 2016/17. In 2016/17 under this mechanism, WPD will recover the £5 per residential network customer reduction given through reduced tariffs in 2014/15 (approximately $56 million) as that amount is currently considered an under-recovery.

Historically, tariffs have been set a minimum of three months prior to the beginning of the regulatory year (April 1). In February 2015, Ofgem determined that, beginning for the 2017/18 regulatory year, tariffs would be established a minimum of fifteen months in advance. Therefore, in December 2015, WPD was required to establish tariffs for 2016/17 and 2017/18. This change will potentially increase volatility in future revenue forecasts due to the need to forecast components of allowed revenue including MOD, TRU, K-factor and incentive revenues.

Under applicable GAAP, WPD does not record a receivable for under-recoveries, but does record a liability for over-recoveries. K-factor is measured as of the end of the regulatory year, March 31. While WPD estimates over-recoveries and records a liability when it is probable that there will be an over-recovered position at the end of the regulatory-year, weather-related volume changes and other factors such as sales mix can affect the over or under-recovery between the end of PPL's calendar year and the end of the regulatory year.

See "Item 1A. Risk Factors - Risks Related to U.K. Regulated Segment" for additional information on the risks associated with the U.K. Regulated Segment.

Customers

WPD provides regulated electricity distribution services to licensed third party energy suppliers (its customers) who use WPD's networks to transfer electricity to their customers, the end-users. WPD bills the energy supplier for this service and the supplier is responsible for billing the end-users. Ofgem requires that all licensed electricity distributors and suppliers become parties to the Distribution Connection and Use of System Agreement. This agreement specifies how creditworthiness will be determined and, as a result, whether the supplier needs to collateralize its payment obligations.

•	Kentucky Regulated Segment (PPL)

Consists of the operations of LKE, which owns and operates regulated public utilities engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas, representing primarily the activities of LG&E and KU. In addition, certain financing costs are allocated to the Kentucky Regulated segment.

(PPL, LKE, LG&E and KU)

LG&E and KU, direct subsidiaries of LKE, are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia and Tennessee. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 403,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 322,000 customers in its electric service area and eight additional counties in Kentucky. KU provides electric service to approximately 518,000 customers in 77 counties in central, southeastern and western Kentucky, approximately 28,000 customers in five counties in southwestern Virginia, and fewer than ten customers in Tennessee, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to 11 municipalities in Kentucky under load following contracts. In Virginia, KU operates under the name Old Dominion Power Company.

Details of operating revenues by customer class for the years ended December 31 are shown below.

	2015		2014		2013
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
LKE
Commercial	$816	26	$815	26	$770	26
Industrial	628	20	627	20	587	20
Residential	1,245	40	1,281	40	1,205	40
Retail - other	267	9	279	9	260	9
Wholesale - municipal	114	4	109	3	110	4
Wholesale - other (a)	45	1	57	2	44	1
Total	$3,115	100	$3,168	100	$2,976	100

	2015		2014		2013
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
LG&E
Commercial	$436	30	$433	28	$405	29
Industrial	199	14	194	13	186	13
Residential	633	44	650	43	614	44
Retail - other	117	8	130	8	119	8
Wholesale - other (a) (b)	59	4	126	8	86	6
Total	$1,444	100	$1,533	100	$1,410	100

KU
Commercial	$380	22	$382	22	$365	22
Industrial	429	25	433	25	401	25
Residential	612	35	631	36	591	36
Retail - other	150	9	149	9	141	9
Wholesale - municipal	114	7	109	6	110	7
Wholesale - other (a) (b)	43	2	33	2	27	1
Total	$1,728	100	$1,737	100	$1,635	100

(a)	Includes wholesale power and transmission revenues.
(b)	Includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electric service areas of LKE. From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments. Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky. The nature or timing of legislative or regulatory actions, if any, regarding industry restructuring and their impact on LKE, which may be significant, cannot currently be predicted. Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation. KU's operations in Virginia have been and remain regulated.

Alternative energy sources such as electricity, oil, propane and other fuels provide indirect competition for natural gas revenues of LKE. Marketers may also compete to sell natural gas to certain large end-users. LG&E's natural gas tariffs include gas price pass-through mechanisms relating to its sale of natural gas as a commodity; therefore, customer natural gas purchases from alternative suppliers do not generally impact profitability. However, some large industrial and commercial customers may physically bypass LG&E's facilities and seek delivery service directly from interstate pipelines or other natural gas distribution systems.

Power Supply

At December 31, 2015, LKE owned, controlled or had a minority ownership interest in generating capacity (summer rating) of 7,997 MW, of which 2,919 MW related to LG&E and 5,078 MW related to KU, in Kentucky, Indiana, and Ohio. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2015, LKE's Kentucky power plants generated the following amounts of electricity.

	GWh
Fuel Source	LKE	LG&E	KU
Coal (a)	29,609	12,049	17,560
Oil / Gas	4,792	1,258	3,534
Hydro	372	274	98
Total (b)	34,773	13,581	21,192

(a)	Includes 762 GWh of power generated by and purchased from OVEC for LKE, 527 GWh for LG&E and 235 GWh for KU.
(b)	This generation represents a 2.4% decrease for LKE, a 13.7% decrease for LG&E and a 6.6% increase for KU from 2014 output.

A majority of LG&E's and KU's generated electricity was used to supply its retail and municipal customer base.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail and municipal customers. When LG&E has excess generation capacity after serving its own retail customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E. When KU has excess generation capacity after serving its own retail and municipal customers and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.

See "Item 2. Properties - Kentucky Regulated Segment" for additional information regarding LG&E's and KU's construction of a solar generating facility at the E.W. Brown generating site. As a result of environmental requirements, KU retired two coal-fired units, with a combined summer capacity rating of 161 MW, at the Green River plant in September 2015. LG&E retired a 240 MW coal-fired unit in March 2015 and two additional coal-fired units, with a combined summer capacity rating of 323 MW, in June 2015 at the Cane Run plant. KU retired a 71 MW coal-fired unit at the Tyrone plant in 2013.

Fuel Supply

Coal is expected to be the predominant fuel used by LG&E and KU for generation for the foreseeable future. Due to Cane Run Unit 7 being placed into operation during 2015, natural gas will play a more significant role going forward. The natural gas for this generating unit is purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil will continue to be used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2022 and normally augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect for the foreseeable future to purchase most of their coal from western Kentucky, southern Indiana and southern Illinois. LG&E and KU continue to purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at Trimble County Unit 2. Coal is delivered to the generating plants by barge, truck and rail.

To enhance the reliability of natural gas supply, LG&E and KU have secured, firm long-term pipeline capacity on the interstate pipeline serving Cane Run Unit 7 and six simple cycle combustion turbine units located at the Trimble County site through 2024. LG&E has also secured long-term firm pipeline capacity on an interstate pipeline for an additional simple cycle gas turbine under a power purchase agreement for the summer months through October 2018. For the seven simple cycle combustion turbines at Brown, no firm long-term pipeline capacity has been purchased due to the facility being interconnected to multiple pipelines and some of the units having dual fuel capability.

Natural gas purchases for these units currently take place as needed from pipelines but LG&E and KU may seek to augment these purchases with longer term agreements.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to LG&E's firm sales customers. By using natural gas storage facilities, LG&E avoids the costs typically associated with more expensive pipeline transportation capacity to serve peak winter heating loads. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would be required to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are typically at their highest. Several suppliers under contracts of varying duration provide competitively priced natural gas. At December 31, 2015, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $42 million.

LG&E has a portfolio of supply arrangements of varying terms with a number of suppliers designed to meet its firm sales obligations. These natural gas supply arrangements include pricing provisions that are market-responsive. In tandem with pipeline transportation services, these natural gas supplies provide the reliability and flexibility necessary to serve LG&E's natural gas customers.

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has contracts with one pipeline that are subject to termination by LG&E between 2018 and 2021. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. With this same pipeline, LG&E has two contracts with a total capacity of 10,000 MMBtu/day, during the winter season and 28,000 MMBtu/day, during the summer season; both contracts have been terminated effective October 31, 2016. With this same pipeline, LG&E also has a new contract for pipeline capacity commencing June 2016 through October 31, 2026, in the amount of 60,000 MMBtu/day. Additionally, LG&E has a contract with the same pipeline for the month of January 2016 with a total capacity of 30,000 MMBtu/day. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires October 31, 2018.

LG&E expects to purchase natural gas supplies for its gas distribution operations from onshore producing regions in South Texas, East Texas, North Louisiana and Arkansas, as well as gas originating in the Rockies, Marcellus and Utica production areas.

(PPL, LKE, LG&E and KU)

Transmission

LG&E and KU contract with the Tennessee Valley Authority to act as their transmission reliability coordinator and contract with TranServ International, Inc. to act as their independent transmission operator.

During 2013 through 2015, LG&E and KU have submitted various compliance filings to the FERC reflecting their participation with other utilities in the Southeastern Regional Transmission Planning group relating to certain FERC Order 1000 requirements.  FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electric transmission planning activities. FERC approvals have been received for all but one remaining of such compliance filings.

Rates

LG&E is subject to the jurisdiction of the KPSC and the FERC, and KU is subject to the jurisdiction of the KPSC, the FERC, the VSCC and the TRA. LG&E and KU operate under a FERC-approved open access transmission tariff (OATT).

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means. As such, LG&E and KU generally earn a return on regulatory assets in Kentucky.

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions). All regulatory assets and liabilities, except the levelized fuel factor, are excluded from the return on rate base utilized in the calculation of Virginia base rates; therefore, no return is earned on the related assets.

KU's Tennessee base rates are established through approval of the TRA and generally will follow the cost of providing service in Kentucky.

KU's rates to 11 municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions). All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates; therefore, no return is earned on the related assets. In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts. Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.

See Note 6 to the Financial Statements for additional information on cost recovery mechanisms.

•	Pennsylvania Regulated Segment (PPL)

Consists of PPL Electric, a regulated public utility engaged in the distribution and transmission of electricity.

(PPL and PPL Electric)

PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania. PPL Electric also provides electricity supply to retail customers in this area as a PLR under the Customer Choice Act.

Details of revenues by customer class for the years ended December 31 are shown below.

	2015		2014		2013
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Distribution
Residential	$1,338	63	$1,285	63	$1,215	65
Industrial	58	3	52	3	52	3
Commercial	377	18	367	18	363	19
Other (a)	(44)	(2)	5		(11)
Transmission	395	18	335	16	251	13
Total	$2,124	100	$2,044	100	$1,870	100

(a)	Includes regulatory over- or under-recovery reconciliation mechanisms, pole attachment revenues and street lighting, offset by contra revenue associated with the network integration transmission service expense.

Franchise, Licenses and Other Regulations

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies which it has succeeded and as a result of certification by the PUC. PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

Competition

Pursuant to authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area. Accordingly, PPL Electric does not face competition in its electricity distribution business. Pursuant to the Customer Choice Act, generation of electricity is a competitive business in Pennsylvania, and PPL Electric does not own or operate any generation facilities.

The PPL Electric transmission business, operating under a FERC-approved PJM Open Access Transmission Tariff, is subject to competition pursuant to FERC Order 1000 from entities that are not incumbent PJM transmission owners with respect to the construction and ownership of transmission facilities within PJM.

Rates and Regulation

Transmission

PPL Electric's transmission facilities are within PJM, which operates the electricity transmission network and electric energy market in the Mid-Atlantic and Midwest regions of the U.S.

PJM serves as a FERC-approved Regional Transmission Operator (RTO) to promote greater participation and competition in the region it serves. In addition to operating the electricity transmission network, PJM also administers regional markets for energy, capacity and ancillary services. A primary objective of any RTO is to separate the operation of, and access to, the transmission grid from market participants that buy or sell electricity in the same markets. Electric utilities continue to own the transmission assets and to receive their share of transmission revenues, but the RTO directs the control and operation of the transmission facilities. Certain types of transmission investment are subject to competitive processes outlined in the PJM tariff.

As a transmission owner, PPL Electric's transmission revenues are recovered through PJM in accordance with a FERC approved tariff that allows recovery of incurred transmission costs, a return on transmission-related plant and an automatic annual update based on a formula rate mechanism. As a PLR, PPL Electric also purchases transmission services from PJM. See "PLR" below.

See Note 6 to the Financial Statements for additional information on rate mechanisms.

Distribution

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). All regulatory assets and liabilities are excluded from the return on rate base; therefore, no return is earned on the related assets unless specifically provided for by the PUC. Currently, PPL Electric's Smart Meter rider and the DSIC are the only riders earning a return. Certain operating expenses are also included in PPL Electric's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation and taxes.

Pennsylvania's Alternative Energy Portfolio Standard (AEPS) requires electricity distribution companies and electricity generation suppliers to obtain from alternative energy resources a portion of the electricity sold to retail customers in Pennsylvania. Under the default service procurement plans approved by the PUC, PPL Electric purchases all of the alternative energy generation supply it needs to comply with the AEPS.

Act 129 created an energy efficiency and conservation program, a demand side management program, smart metering technology requirements, new PLR generation supply procurement rules, remedies for market misconduct and changes to the existing AEPS.

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC. Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging assets. In January 2013, PPL Electric filed a petition requesting permission to establish a DSIC. In May 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings. The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision. In November 2015, the PUC issued an opinion and order approving PPL Electric's Petition with minor modifications.

See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information regarding Act 129, Act 11 and other legislative and regulatory impacts.

PLR

The Customer Choice Act requires Electric Distribution Companies (EDCs), including PPL Electric, or an alternative supplier approved by the PUC to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PUC regulations. As of December 31, 2015, the following percentages of PPL Electric's customer load were provided by competitive suppliers: 50% of residential, 85% of small commercial and industrial and 99% of large commercial and industrial customers. The PUC continues to be interested in expanding the competitive market for electricity. See "Regulatory Matters - Pennsylvania Activities - Act 129" in Note 6 to the Financial Statements for additional information.

PPL Electric's cost of electricity generation is based on a competitive solicitation process. The PUC approved PPL Electric's default service plan for the period June 2015 through May 2017, which includes 4 solicitations for electricity supply held in April and October, annually. Pursuant to this plan, PPL Electric contracts for all of the electricity supply for residential, small commercial and small industrial customers, large commercial and large industrial customers who elect to take that service from PPL Electric. These solicitations include a mix of 6- and 12-month fixed-price load-following contracts for residential, small commercial and small industrial customers, and 12-month real-time pricing contracts for large commercial and large industrial customers to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service territory. Since the cost of generation supply is a pass-through cost for PPL Electric, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers. See "Energy Purchase Commitments" in Note 13 to the Financial Statements for additional information regarding PPL Electric's solicitations.

See "Regulatory Matters - Pennsylvania Activities - Rate Case Proceedings" in Note 6 to the Financial Statements for information regarding PPL Electric's 2015 rate case proceedings.

•	Other Corporate Functions (PPL)

PPL Services provides PPL subsidiaries with administrative, management and support services.

PPL EU Services, formed in 2015, is included within the Pennsylvania Regulated Segment and provides the majority of financial, supply chain, human resources and facilities management services to PPL Electric. Significant portions of the various corporate functions previously within PPL Services were transferred to PPL EU Services in 2015. Certain other functions are to be transferred to PPL EU Services as the transition services agreements with Talen Energy expire. PPL Services will continue to provide certain limited corporate functions. For both service companies, the costs of these services are charged directly to the respective recipients for the services provided or indirectly charged to applicable recipients based on an average of the recipients' relative invested capital, operation and maintenance expenses and number of employees.

PPL Capital Funding, PPL's financing subsidiary, provides financing for the operations of PPL and certain subsidiaries. PPL's growth in rate-regulated businesses provides the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that enables PPL to cost effectively support targeted credit profiles across all of PPL's rated companies. As a result, PPL plans to further utilize PPL Capital Funding in future financings, in addition to continued direct financing by the operating companies.

Unlike PPL Services and PPL EU Services, PPL Capital Funding's costs are not generally charged to PPL subsidiaries. Costs are charged directly to PPL. However, PPL Capital Funding participated significantly in the financing for the acquisitions of LKE and WPD Midlands and certain associated financing costs were allocated to the Kentucky Regulated and U.K. Regulated segments. The associated financing costs, as well as the financing costs associated with prior issuances of certain other PPL Capital Funding securities, have been assigned to the appropriate segments for purposes of PPL management's assessment of segment performance. The financing costs associated primarily with PPL Capital Funding's securities issuances in 2013 and beyond, with certain exceptions, have not been directly assigned or allocated to any segment.

(All Registrants)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather. As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or extreme winter weather make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the type and location of the facilities owned. See "Financial Condition - Environmental Matters" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding climate change.

FINANCIAL CONDITION

See "Financial Condition" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2016 through 2020. See Note 13 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. The EPA has recently issued or is in the process of proposing and finalizing numerous environmental regulations relating to air, water and waste that will directly affect the electricity industry. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" on projected environmental capital expenditures for the years 2016-2020. Also, see "Environmental Matters" in Note 13 to the Financial Statements for additional information. To comply with environmental requirements, PPL's forecast for environmental capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years. Such projections are $1.9 billion for PPL and LKE ($1 billion for KU and $0.9 billion for LG&E). Actual costs (including capital, emission allowance purchases and operational modifications) may be significantly lower or higher depending on the final compliance requirements and market conditions. PPL's and LKE's subsidiaries may also incur capital expenditures and operating expenses, which are not now determinable, but could be significant. Environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism. See Note 6 to the Financial Statements for additional information.

EMPLOYEE RELATIONS

At December 31, 2015, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions.

	Total Full-Time	Number of Union	Percentage of Total
	Employees	Employees	Workforce
PPL (a)	12,799	6,376	50%
PPL Electric	1,935	1,227	63%
LKE	3,484	812	23%
LG&E	1,001	688	69%
KU	926	124	13%

(a)	Includes 4,085 employees of WPD who are members of labor unions (or 62% of PPL's U.K. workforce). WPD recognizes four unions, the largest of which represents 41% of its union workforce. WPD's Electricity Business Agreement, which covers 4,015 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com. Under the Investors heading of that website, PPL provides access to all SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

The Registrants face various risks associated with their businesses. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or to the former PPL Energy Supply and its consolidated subsidiaries taken as a whole, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Regulated segment discussion, or LKE and its consolidated subsidiaries taken as a whole within the Kentucky Regulated segment discussion.

(PPL)

Risks Relating to the Spinoff of PPL Energy Supply and Formation of Talen Energy Corporation

If the spinoff of PPL Energy Supply does not qualify as a tax-free distribution under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of subsequent acquisitions of stock of PPL or Talen Energy, then PPL and/or its shareowners may be required to pay substantial U.S. federal income taxes.

Among other requirements, the completion of the June 1, 2015 spinoff of PPL Energy Supply and subsequent combination with RJS Power was conditioned upon PPL's receipt of a legal opinion of tax counsel to the effect that the spinoff will qualify as a reorganization pursuant to Section 368(a)(1)(D) and a tax-free distribution pursuant to Section 355 of the Code. Although receipt of such legal opinion was a condition to completion of the spinoff and subsequent combination, that legal opinion is not binding on the IRS. Accordingly, the IRS could reach conclusions that are different from those in the tax opinion. If, notwithstanding the receipt of such opinion, the IRS were to determine the distribution to be taxable, PPL would, and its shareowners could, depending on their individual circumstances, recognize a tax liability that could be substantial. In addition, notwithstanding the receipt of such opinion, if the IRS were to determine the merger to be taxable, PPL shareowners may, depending on their individual circumstances, recognize a tax liability that could be material.

In addition, the spinoff will be taxable to PPL pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership (by vote or value) of either PPL or Talen Energy, directly or indirectly, as part of a plan or series of related transactions that include the spinoff. Because PPL's shareowners collectively owned more than 50% of Talen Energy's common stock following the spinoff and subsequent combination, the combination alone will not cause the spinoff to be taxable to PPL under Section 355(e) of the Code. However, Section 355(e) of the Code might apply if acquisitions of stock of PPL before or after the spinoff, or of Talen Energy after the combination, were considered to be part of a plan or series of related transactions that include the spinoff. PPL is not aware of any such plan or series of transactions that include the spinoff.

Risks related to our U.K. Segment

Our U.K. distribution business contributes a significant amount of PPL's earnings and exposes us to the following additional risks related to operating outside the U.S., including risks associated with changes in U.K. laws and regulations, taxes, economic conditions and political conditions and policies of the U.K. government and the European Union. These risks may reduce the results of operations from our U.K. distribution business or affect our ability to access U.K. revenues for payment of distributions or for other corporate purposes in the U.S.

•	changes in laws or regulations relating to U.K. operations, including rate regulations, operational performance and tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting the U.K.;
•	regulatory reviews of tariffs for distribution companies;
•	changes in labor relations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•	changes in U.S. tax law applicable to taxation of foreign earnings;

•	compliance with U.S. foreign corrupt practices laws; and
•	prolonged periods of low inflation or deflation.

We are subject to increased foreign currency exchange rate risks because a majority of our cash flows and reported earnings are currently generated by our U.K. business operations.

These risks relate primarily to changes in the relative value of the British pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses, and our strategy to hedge against such changes, and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed to PPL or used for repayments of intercompany loans or other general corporate purposes. In addition, PPL's consolidated reported earnings on a GAAP basis may be subject to increased earnings translation risk, which is the result of the conversion of earnings as reported in our U.K. businesses on a British pound sterling basis to a U.S. dollar basis in accordance with GAAP requirements.

Our U.K. segment is subject to inflationary risks.

Our U.K. distribution business is subject to the risks associated with fluctuations in the RPI in the U.K., which is a measure of inflation.

In RIIO-ED1, WPD's base demand revenue was established by Ofgem in 2012/13 prices. Base demand revenue is then increased by RPI for each year to arrive at the amount of revenue WPD can collect in tariffs. The RPI is forecasted and subject to true-up in subsequent years. The fluctuations between forecasted and actual RPI can then result in variances in base demand revenue from the business plan accepted by Ofgem. While WPD also has debt that is indexed to RPI and certain components of operations and maintenance expense are affected by inflation, these may not offset changes in base demand revenue and offsets would likely affect different calendar years. Further, as RAV is also subject to increase in RPI, a reduction in RPI could adversely affect the debt/RAV ratio together with the level of subsequent RAV amortization which is an element of allowed revenue.

Our U.K. delivery business is subject to revenue variability based on operational performance.

Our U.K. delivery businesses operate under an incentive-based regulatory framework. Managing operational risk and delivering agreed-upon performance are critical to the U.K. Regulated segment's financial performance. Disruption to these distribution networks could reduce profitability both directly by incurring costs for network restoration and also through the system of penalties and rewards that Ofgem administers relating to customer service levels.

A failure by any of our U.K. regulated businesses to comply with the terms of a distribution license may lead to the issuance of an enforcement order by Ofgem that could have an adverse impact on PPL.

Ofgem has powers to levy fines of up to ten percent of revenue for any breach of a distribution license or, in certain circumstances, such as insolvency, the distribution license itself may be revoked. Ofgem also has formal powers to propose modifications to each distribution license and there can be no assurance that a restrictive modification will not be introduced in the future, which could have an adverse effect on the operations and financial condition of the U.K. regulated businesses and PPL.

(PPL and LKE)

Risk Related to Registrant Holding Companies

PPL and LKE are holding companies and their cash flows and ability to meet their obligations with respect to indebtedness and under guarantees, and PPL's ability to pay dividends, largely depends on the financial performance of their respective subsidiaries and, as a result, is effectively subordinated to all existing and future liabilities of those subsidiaries.

PPL and LKE are holding companies and conduct their operations primarily through subsidiaries. Substantially all of the consolidated assets of these Registrants are held by their subsidiaries. Accordingly, these Registrants' cash flows and ability to meet debt and guaranty obligations, as well as PPL's ability to pay dividends, are largely dependent upon the earnings of those subsidiaries and the distribution or other payment of such earnings in the form of dividends, distributions, loans, advances or repayment of loans and advances. The subsidiaries are separate legal entities and have no obligation to pay dividends or distributions to their parents or to make funds available for such a payment. The ability of the Registrants'

subsidiaries to pay dividends or distributions in the future will depend on the subsidiaries' future earnings and cash flows and the needs of their businesses, and may be restricted by their obligations to holders of their outstanding debt and other creditors, as well as any contractual or legal restrictions in effect at such time, including the requirements of state corporate law applicable to payment of dividends and distributions, and regulatory requirements, including restrictions on the ability of PPL Electric, LG&E and KU to pay dividends under Section 305(a) of the Federal Power Act.

Because PPL and LKE are holding companies, their debt and guaranty obligations are effectively subordinated to all existing and future liabilities of their subsidiaries. Although certain agreements to which certain subsidiaries are parties limit their ability to incur additional indebtedness, PPL and LKE and their subsidiaries retain the ability to incur substantial additional indebtedness and other liabilities. Therefore, PPL's and LKE's rights and the rights of their creditors, including rights of debt holders, to participate in the assets of any of their subsidiaries, in the event that such a subsidiary is liquidated or reorganized, will be subject to the prior claims of such subsidiary's creditors. In addition, if PPL elects to receive distributions of earnings from its foreign operations, PPL may incur U.S. income taxes, net of any available foreign tax credits, on such amounts.

(PPL Electric, LG&E and KU)

Risks Related to Domestic Regulated Utility Operations

Our domestic regulated utility businesses face many of the same risks, in addition to those risks that are unique to each of the Kentucky Regulated segment and the Pennsylvania Regulated segment. Set forth below are risk factors common to both domestic regulated segments, followed by sections identifying separately the risks specific to each of these segments.

The operation of our businesses is subject to cyber-based security and integrity risks.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of our generation plants, as well as our transmission and distribution operations, are all reliant on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, principally by terrorists or vandals, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation.

Our profitability is highly dependent on our ability to recover the costs of providing energy and utility services to our customers and earn an adequate return on our capital investments. Regulators may not approve the rates we request and existing rates may be challenged.

The rates we charge our utility customers must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, TRA and PUC. Although rate regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full or timely recovery of our costs or an adequate return on our capital investments. Federal or state agencies, intervenors and other permitted parties may challenge our current or future rate requests, structures or mechanisms, and ultimately reduce, alter or limit the rates we receive. Although our rates are generally regulated based on an analysis of our costs incurred in a base year or on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time. Our domestic regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which will likely require rate increase requests to the regulators. If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our domestic utility businesses are subject to significant and complex governmental regulation.

In addition to regulating the rates we charge, various federal and state regulatory authorities regulate many aspects of our domestic utility operations, including:

•	the terms and conditions of our service and operations;
•	financial and capital structure matters;
•	siting, construction and operation of facilities;
•	mandatory reliability and safety standards under the Energy Policy Act of 2005 and other standards of conduct;

•	accounting, depreciation and cost allocation methodologies;
•	tax matters;
•	affiliate transactions;
•	acquisition and disposal of utility assets and issuance of securities; and
•	various other matters, including energy efficiency.

Such regulations or changes thereto may subject us to higher operating costs or increased capital expenditures and failure to comply could result in sanctions or possible penalties which may not be recoverable from customers.

Our domestic regulated businesses undertake significant capital projects and these activities are subject to unforeseen costs, delays or failures, as well as risk of inadequate recovery of resulting costs.

The domestic regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability. The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•	approval, licensing and permitting;
•	land acquisition and the availability of suitable land;
•	skilled labor or equipment shortages;
•	construction problems or delays, including disputes with third-party intervenors;
•	increases in commodity prices or labor rates;
•	contractor performance;

Failure to complete our capital projects on schedule or on budget, or at all, could adversely affect our financial performance, operations and future growth if such expenditures are not granted rate recovery by our regulators.

We are subject to the risk that our workforce and its knowledge base may become depleted in coming years.

We are experiencing an increase in attrition due primarily to the number of retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel, and to attract and retain new personnel, due to a declining trend in the number of available skilled workers and an increase in competition for such workers.

Risks Specific to Kentucky Regulated Segment

(PPL, LKE, LG&E and KU)

The costs of compliance with, and liabilities under, environmental laws are significant and are subject to continuing changes.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation business, including its air emissions, water discharges and the management of hazardous and solid wastes, among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted but could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products and demand for our services.

Ongoing changes in environmental regulations or their implementation requirements and our related compliance strategies entail a number of uncertainties.

The environmental standards governing LG&E's and KU's businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative or permit challenges. Revisions to applicable standards, changes in compliance deadlines and invalidation of rules on appeal may require major changes in compliance strategies, operations or assets and adjustments to prior plans. Depending on the extent, frequency and timing of such changes, the companies may be subject to inconsistent requirements under multiple regulatory programs, compressed windows for decision-making and short compliance deadlines that may require new technologies or aggressive schedules for construction, permitting and other regulatory approvals. Under such circumstances, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation.

We are subject to operational, regulatory and other risks regarding certain significant developments in environmental regulation affecting coal-fired generation facilities.

Certain regulatory initiatives have been implemented or are under development which could represent significant developments or changes in environmental regulation and compliance costs or risk associated with the combustion of coal as occurs at LG&E's and KU's coal-fired generation facilities. In particular, such developments include the federal Clean Power Plan regulations governing greenhouse gas emissions at existing or new power plants, the federal Coal Combustion Residuals regulations governing coal by-product storage activities and the federal Effluent Limitations Guidelines governing water discharge activities. Such initiatives have the potential to require significant changes in generation portfolio composition and in coal combustion byproduct handling and disposal or water treatment and release facilities and methods from those historically used or currently available. Consequently, such developments may involve increased risks relating to the uncertain cost, efficacy and reliability of new technologies, equipment or methods. Compliance with such regulations could result in significant changes to LG&E's and KU's operations or commercial practices and material additional capital or operating expenditures. Such circumstances could also involve higher risks of compliance violations or of variations in rate or regulatory treatment when compared to existing frameworks.

Risks Specific to Pennsylvania Regulated Segment

(PPL and PPL Electric)

We plan to selectively pursue growth of our transmission capacity, which involves a number of uncertainties and may not achieve the desired financial results.

We plan to pursue expansion of our transmission capacity over the next several years. We plan to do this through the potential construction or acquisition of transmission projects and capital investments to upgrade transmission infrastructure. These types of projects involve numerous risks. With respect to the construction or acquisition of transmission projects, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being financed. Expansion in our regulated businesses is dependent on future load or service requirements and subject to applicable regulatory processes. The success of both a new or acquired project would likely be contingent, among other things, upon the negotiation of satisfactory construction contracts, obtaining acceptable financing and maintaining acceptable credit ratings, as well as receipt of required and appropriate governmental approvals. If we were unable to complete construction or expansion of a project, we may not be able to recover our investment in the project.

We face competition for transmission projects, which could adversely affect our rate base growth.

FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electric transmission planning activities.  The PPL Electric transmission business, operating under a FERC-approved PJM Open Access Transmission Tariff (OATT), is subject to competition pursuant to FERC Order 1000 from entities that are not incumbent PJM transmission owners with respect to the construction and ownership of transmission facilities within PJM. Increased competition can result in lower rate base growth.

We could be subject to higher costs and/or penalties related to Pennsylvania Conservation and Energy Efficiency Programs.

PPL Electric is subject to Act 129 which contains requirements for energy efficiency and conservation programs and for the use of smart metering technology, imposes PLR electricity supply procurement rules, provides remedies for market misconduct, and made changes to the existing Alternative Energy Portfolio Standard. The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand. Utilities not meeting these Act 129 requirements are subject to significant penalties that cannot be recovered in rates. Numerous factors outside of our control could prevent compliance with these requirements and result in penalties to us.

We are or may be subject to costs of remediation of environmental contamination at facilities owned or operated by PPL Electric or its former subsidiaries.

We may be subject to liability for the costs of environmental remediation of property now or formerly owned by us with respect to substances that we may have generated regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. We also have current or previous ownership interests in sites associated with the production of manufactured gas for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Remediation activities associated with our former manufactured gas plant operations are one source of such costs. Citizen groups or others may bring litigation regarding environmental issues including claims of various types, such as property damage, personal injury and citizen challenges to compliance decisions on the enforcement of environmental requirements, which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to such environmental matters, although they could be material.

Risks Related to All Segments

(All Registrants)

Increases in electricity prices and/or a weak economy, can lead to changes in legislative and regulatory policy, including the promotion of energy efficiency, conservation and distributed generation or self-generation, which may adversely impact our business.

Energy consumption is significantly impacted by overall levels of economic activity and costs of energy supplies. Economic downturns or periods of high energy supply costs can lead to changes in or the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency, alternative and renewable energy sources, and distributed or self-generation by customers. This focus on conservation, energy efficiency and self-generation may result in a decline in electricity demand, which could in turn adversely affect our business.

We could be negatively affected by rising interest rates, downgrades to our credit ratings, adverse credit market conditions or other negative developments in our ability to access capital markets.

In the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs. As a capital-intensive business, we are sensitive to developments in interest rates, credit rating considerations, insurance, security or collateral requirements, market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes. Changes in these conditions could result in increased costs and decreased availability of credit.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Credit ratings assigned by Moody's and S&P to our businesses and their financial obligations have a significant impact on the cost of capital incurred by our businesses. A ratings downgrade could increase our short-term borrowing costs and negatively affect our ability to fund liquidity needs and access new long-term debt at acceptable interest rates. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Ratings Triggers" for additional information on the financial impact of a downgrade in our credit ratings.

Disruption in financial markets could adversely affect our financial condition and results of operations.

Our businesses are heavily dependent on credit and access to capital, among other things, for financing capital expenditures. Regulations under the Dodd-Frank Act in the U.S. and Basel III in Europe may impose costly additional requirements on the businesses of others with whom we contract, such as banks or other counterparties, or simply result in increased costs to conduct our business or access sources of capital and liquidity upon which the conduct of our businesses is dependent.

Our operating revenues could fluctuate on a seasonal basis, especially as a result of extreme weather conditions.

Our businesses are subject to seasonal demand cycles. For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months. As a result, our overall operating results may fluctuate substantially on a seasonal basis if weather conditions such as heat waves, extreme cold, unseasonably mild weather or severe storms occur. The patterns of these fluctuations may change depending on the type and location of our facilities.

Operating expenses could be affected by weather conditions, including storms, as well as by significant man-made or accidental disturbances, including terrorism or natural disasters.

Weather and these other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs. Storm outages and damage often directly decrease revenues and increase expenses, due to reduced usage and restoration costs.

Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Greenhouse gas regulation could increase the cost of electricity, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies. Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver. Also, demand for our energy-related services could be similarly lowered by consumers' preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities. An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Federal Matters" in Note 6 and "Legal Matters," "Regulatory Issues" and "Environmental Matters - Domestic" in Note 13 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

Significant increases in our operation and maintenance expenses, including health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting and reducing our operation and maintenance expenses. However, we expect to continue to face increased cost pressures in our operations. Increased costs of materials and labor may result from general inflation, increased regulatory requirements (especially in respect of environmental regulations), the need for higher-cost expertise in the workforce or other factors. In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to certain current employees and retirees. We provide a similar level of benefits to our management employees. These benefits give rise to significant expenses. Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits. In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees. The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control. These assumptions include investment returns, interest rates, health care cost trends, inflation rates, benefit improvements, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our future costs and cash contribution requirements to fund these benefits could increase significantly.

We may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired. Although no impairments were recorded based on our annual review in the fourth quarter of 2015, we are unable to predict whether future impairment charges may be necessary.

We also review our long-lived tangible and finite-lived intangible assets, including equity investments, for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. Although no impairment charges have been recorded related to the Company's continuing operations during the reporting periods, we are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in future years.

We may incur liabilities in connection with discontinued operations.

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities. These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture. See "Guarantees and Other Assurances" in Note 13 to the Financial Statements.

We are subject to liability risks relating to our generation, transmission and distribution operations.

The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage or other financial liability, caused to or by employees, customers, contractors, vendors, contractual or financial counterparties and other third parties.

Our facilities may not operate as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.

Operation of power plants, transmission and distribution facilities, information technology systems and other assets and activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses. Operation of our delivery systems below our expectations may result in lost revenue and increased expense, including higher maintenance costs which may not be recoverable from customers. Planned and unplanned outages at our power plants may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them.

Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us in the event losses occur.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts and franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize tax benefits and tax credits. Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict whether such tax legislation or regulation will be introduced or enacted or the effect of any such changes on our businesses. If enacted, any changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows.

We are required to obtain, and to comply with, government permits and approvals.

We are required to obtain, and to comply with, numerous permits, approvals, licenses and certificates from governmental agencies. The process of obtaining and renewing necessary permits can be lengthy and complex and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought unprofitable or otherwise unattractive. In addition, such permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals, or failure to comply with any applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our power delivery and may subject us to penalties and other sanctions. Although various regulators routinely renew existing licenses, renewal could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure; failure to comply with environmental, health and safety laws and regulations or permit conditions; local community, political or other opposition; and executive, legislative or regulatory action.

Our cost or inability to obtain and comply with the permits and approvals required for our operations could have a material adverse effect on our operations and cash flows. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws may elicit claims that historical routine modification activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in such cases, we may be required to undertake significant capital investments in pollution control technology and obtain additional operating permits or approvals, which could have an adverse impact on our business, results of operations, cash flows and financial condition.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

War, terrorist attacks and unrest have caused and may continue to cause instability in the world's financial and commercial markets and have contributed to high levels of volatility in prices for oil and gas. In addition, unrest in the Middle East could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Armed conflicts and terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future. In addition, we may incur increased costs for security, including additional physical plant security and security personnel or additional capability following a terrorist incident.

We are subject to counterparty performance, credit or other risk in their provision of goods or services to us, which could adversely affect our ability to operate our facilities or conduct business activities.

We purchase from a variety of suppliers energy, capacity, fuel, natural gas, transmission service and certain commodities used in the physical operation of our businesses, as well as goods or services, including information technology rights and services, used in the administration of our businesses. Delivery of these goods and services is dependent on the continuing operational performance and financial viability of our contractual counterparties and also the markets, infrastructure or third-parties they use to provide such goods and services to us. As a result, we are subject to the risks of disruptions, curtailments or increased costs in the operation of our businesses if such goods or services are unavailable or become subject to price spikes or if a counterparty fails to perform. Such disruptions could adversely affect our ability to operate our facilities or deliver our services and collect our revenues, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations. The performance of coal markets and producers may be the subject of increased counterparty risk to LKE, LG&E and KU currently due to weaknesses in such markets and suppliers. The coal industry is subject to increasing competitive pressures from natural gas markets and new or more stringent environmental regulation, including greenhouse gases or other air emissions, combustion byproducts and water inputs or discharges. Consequently, the coal industry faces raised production costs or closed customer markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment." WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners. At December 31, 2015, WPD's distribution system in the U.K. includes 1,748 substations with a total capacity of 71 million kVA, 56,562 circuit miles of overhead lines and 81,824 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electric transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electric generating capacity at December 31, 2015 was:

		LKE	LG&E		KU

	Total MW	Ownership or	% Ownership	Ownership or	% Ownership	Ownership or
	Capacity	Other Interest	or Other	Other Interest	or Other	Other Interest
Primary Fuel/Plant	Summer	in MW	Interest	in MW	Interest	in MW

Coal
Ghent - Units 1- 4	1,919	1,919			100.00	1,919
Mill Creek - Units 1- 4	1,465	1,465	100.00	1,465
E.W. Brown - Units 1-3	682	682			100.00	682
Trimble County - Unit 1 (a)	511	383	75.00	383
Trimble County - Unit 2 (a)	732	549	14.25	104	60.75	445
OVEC - Clifty Creek (b)	1,164	95	5.63	66	2.50	29
OVEC - Kyger Creek (b)	956	78	5.63	54	2.50	24
	7,429	5,171		2,072		3,099
Natural Gas/Oil
E.W. Brown Unit 5 (c)	130	130	53.00	69	47.00	61
E.W. Brown Units 6 - 7	292	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (c)	484	484			100.00	484
Trimble County Units 5 - 6	318	318	29.00	92	71.00	226
Trimble County Units 7 - 10	636	636	37.00	235	63.00	401
Paddy's Run Units 11 - 12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24	24			100.00	24
Zorn Unit	14	14	100.00	14
Cane Run Unit 7	642	642	22.00	141	78.00	501
Cane Run Unit 11	14	14	100.00	14
	2,736	2,736		789		1,947
Hydro
Ohio Falls - Units 1-8	58	58	100.00	58
Dix Dam - Units 1-3	32	32			100.00	32
	90	90		58		32

Total	10,255	7,997		2,919		5,078

(a)	Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency. Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs. See Note 12 to the Financial Statements for additional information.
(b)	These units are owned by OVEC. LG&E and KU have a power purchase agreement that entitles LG&E and KU to their proportionate share of these unit's total output and LG&E and KU fund their proportionate share of fuel and other operating costs. Clifty Creek is located in Indiana and Kyger Creek is located in Ohio. See Note 13 to the Financial Statements for additional information.
(c)	There is an inlet air cooling system attributable to these units. This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 10 MW of capacity for LG&E and an additional 88 MW of capacity for KU.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2015, LG&E's transmission system included in the aggregate, 46 substations (32 of which are shared with the distribution system) with a total capacity of 8 million kVA and 677 pole miles of lines. LG&E's distribution system included 97 substations (32 of which are shared with the transmission system) with a total capacity of 5 million kVA, 3,899 circuit miles of overhead lines and 2,482 underground cable miles. KU's transmission system included 138 substations (58 of which are shared with the distribution system) with a total capacity of 14 million kVA and 4,078 pole miles of lines. KU's distribution system included 479 substations (58 of which are shared with the transmission system) with a total capacity of 7 million kVA, 14,049 circuit miles of overhead lines and 2,408 underground cable miles.

LG&E's natural gas transmission system includes 4,337 miles of gas distribution mains and 398 miles of gas transmission mains, consisting of 265 miles of gas transmission pipeline, 120 miles of gas transmission storage lines, 14 miles of gas combustion turbine lines and one mile of gas transmission pipeline in regulator facilities. Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers. KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electricity generating units.

Substantially all of LG&E's and KU's respective real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and, in the case of LG&E, the storage and distribution of natural gas, is subject to the lien of either the LG&E 2010 Mortgage Indenture or the KU 2010 Mortgage Indenture. See Note 7 to the Financial Statements for additional information.

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options. LG&E and KU received approval from the KPSC to build a 10 MW (4 MW for LG&E and 6 MW for KU) solar generating unit at the existing E.W. Brown site, which is expected to begin commercial operation in June 2016.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service territory, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2015, PPL Electric's transmission system includes 46 substations with a total capacity of 25 million kVA and 5,297 circuit miles in service. PPL Electric's distribution system includes 353 substations with a total capacity of 13 million kVA, 37,256 circuit miles of overhead lines and 8,410 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 7 to the Financial Statements for additional information.

See Note 8 to the Financial Statements for information on the Regional Transmission Line Expansion Plan.

ITEM 3. LEGAL PROCEEDINGS

See Notes 5, 6 and 13 to the Financial Statements for information regarding legal, tax litigation, regulatory and environmental proceedings and matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash" for information regarding certain restrictions on the ability to pay dividends for all Registrants.

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2016, there were 60,137 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2015.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $181 million in 2015 and $158 million in 2014.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests. PPL owns all of LKE's outstanding membership interests. Distributions on the membership interests will be paid as determined by LKE's Board of Directors. LKE made cash distributions to PPL of $219 million in 2015 and $436 million in 2014.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $119 million in 2015 and $112 million in 2014.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $153 million in 2015 and $148 million in 2014.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2015	2014	2013	2012	2011 (c)

Income Items (in millions)
Operating revenues	$7,669	$7,852	$7,263	$6,856	$6,329
Operating income	2,831	2,867	2,561	2,228	1,659
Income from continuing operations after income taxes
attributable to PPL shareowners	1,603	1,437	1,368	1,114	683
Income (loss) from discontinued operations (net of
income taxes) (h)	(921)	300	(238)	412	812
Net income attributable to PPL shareowners (h)	682	1,737	1,130	1,526	1,495
Balance Sheet Items (in millions)
Total assets (d)(f)	39,301	48,606	45,889	43,509	42,536
Short-term debt (f)	916	836	701	296	178
Long-term debt (d)(f)	19,048	18,054	18,269	16,120	14,879
Noncontrolling interests				18	268
Common equity (f)	9,919	13,628	12,466	10,480	10,828
Total capitalization (f)	29,883	32,518	31,436	26,914	26,153
Financial Ratios
Return on common equity - % (f)(h)	5.8	13.0	9.8	13.8	14.9
Ratio of earnings to fixed charges (e)	2.8	2.8	2.4	2.1	1.7
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	673,857	665,849	630,321	581,944	578,405
Weighted-average	669,814	653,504	608,983	580,276	550,395
Income from continuing operations after income taxes
available to PPL common shareowners - Basic EPS	$2.38	$2.19	$2.24	$1.91	$1.24
Income from continuing operations after income taxes
available to PPL common shareowners - Diluted EPS	$2.37	$2.16	$2.12	$1.90	$1.23
Net income available to PPL common shareowners -
Basic EPS	$1.01	$2.64	$1.85	$2.61	$2.71
Net income available to PPL common shareowners -
Diluted EPS	$1.01	$2.61	$1.76	$2.60	$2.70
Dividends declared per share of common stock	$1.50	$1.49	$1.47	$1.44	$1.40
Book value per share (f)	$14.72	$20.47	$19.78	$18.01	$18.72
Market price per share	$34.13	$36.33	$30.09	$28.63	$29.42
Dividend payout ratio - % (g)(h)	149	57	84	55	52
Dividend yield - % (i)	4.4	4.1	4.9	5.0	4.8
Price earnings ratio (g)(h)(i)	33.8	13.9	17.1	11.0	10.9
Sales Data - GWh
Domestic - Electric energy supplied - wholesale	2,241	2,365	2,383	2,304	3,550
Domestic - Electric energy delivered - retail	67,798	68,569	67,848	66,931	67,806
U.K. - Electric energy delivered	75,907	75,813	78,219	77,467	58,245

(a)	The earnings each year were affected by several items that management considers special. See "Results of Operations - Segment Earnings" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2015, 2014 and 2013. The earnings were also affected by the spinoff of PPL Energy Supply and the sale of the Montana hydroelectric generating facilities. See Note 8 to the Financial Statements for a discussion of discontinued operations in 2015, 2014 and 2013.
(b)	See "Item 1A. Risk Factors" and Notes 1, 6 and 13 to the Financial Statements for a discussion of uncertainties that could affect PPL's future financial condition.
(c)	2011 includes eight months of WPD Midlands activity following the April 1, 2011 acquisition, as PPL consolidates on a one-month lag.
(d)	All years reflect the retrospective adoption of new accounting guidance related to the presentation of debt issuance costs and deferred taxes. See Note 1 to the Financial Statements for additional information.
(e)	Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest of on short and long-term debt, amortization of debt discount, expense and premium-net, other interest charges, the estimated interest component of operating rentals and preferred securities distributions of subsidiaries. See Exhibit 12(a) for additional information.
(f)	2015 reflects the impact of the spinoff of PPL Energy Supply and a $3.2 billion related dividend.
(g)	Based on diluted EPS.
(h)	2015 includes an $879 million loss on the spinoff of PPL Energy Supply, reflecting the difference between PPL's recorded value for the Supply segment and the estimated fair value determined in accordance with the applicable accounting rules under GAAP. 2015 also includes five months of Supply segment earnings, compared to 12 months in 2014.
(i)	Based on year-end market prices.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 6 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation, PPL Electric, LKE, LG&E and KU. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant. The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures. Within combined disclosures, amounts are disclosed for any Registrant when significant.

The following should be read in conjunction with the Registrants' Financial Statements and the accompanying Notes. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•	"Results of Operations" for PPL provides a detailed analysis of earnings by segment, and for PPL Electric, LKE, LG&E and KU, includes a summary of earnings. For all Registrants, "Non-GAAP Financial Measures", "Earnings from Ongoing Operations" and "Margins" provide explanations of non-GAAP measures used and reconciliations to the most directly comparable GAAP measure. "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing 2015 with 2014 and 2014 with 2013.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•	"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Registrants and that require their management to make significant estimates, assumptions and other judgments of inherently uncertain matters.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. On June 1, 2015, the spinoff was completed. See "Financial and Operational Developments - Other Financial and Operational Developments - Spinoff of PPL Energy Supply" below for additional information.

Business Strategy

(All Registrants)

Following the June 1, 2015 spinoff of PPL Energy Supply, PPL completed its strategic transformation to a fully regulated business model consisting of seven diverse, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky and each jurisdiction has different regulatory structures and customer classes. The Company believes this diverse portfolio provides strong earnings and dividend growth potential that will create significant value for its shareowners and positions PPL well for continued growth and success.

PPL's businesses of WPD, PPL Electric, LG&E and KU plan to achieve this growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base and RAV, as applicable, driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities. Additionally, significant transmission rate base growth is expected through 2020 at PPL Electric.

For the U.S. businesses, our strategy is to recover capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital outlay to materially affect the utility's financial condition.  Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative for addressing the need.  In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on prudently incurred costs.

Although rate base growth in the domestic utilities is expected to result in strong earnings growth for the foreseeable future, PPL does not expect significant earnings growth from the U.K. Regulated segment under the RIIO-ED1 price control period, which began on April 1, 2015. Although the U.K. Regulated segment also projects strong RAV growth, earnings from this segment are expected to be relatively flat from 2015 to 2017 during the transition to RIIO-ED1. Higher revenues resulting from the fast-track bonus are partially offset by higher levels of revenue profiling in the prior price control period (DPCR5) and a lower return on regulatory equity. In addition, starting in 2017, the amount of incentive revenues WPD is able to earn is expected to decline as a result of more stringent reliability and customer service targets established by Ofgem under RIIO-ED1. See "Item 1. Business - General - Segment Information - U.K. Regulated Segment" for additional information on revenues under RIIO-ED1.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain their investment grade credit ratings and adequate liquidity positions. In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility, as applicable, related to changes in interest rates, foreign currency exchange rates and counterparty credit quality. To manage these risks, PPL generally uses contracts such as forwards, options, and swaps.

As discussed above, a key component of this strategy is to maintain constructive relationships with our regulators in all jurisdictions in which we operate (U.K., U.S. federal and state). This is supported by our strong culture of integrity and delivering on commitments to our customers, regulators and shareowners, and a commitment to continue to improve our customer service, reliability and efficiency of operations.

(PPL)

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent of their U.S. dollar denominated debt. To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

Following the June 1, 2015 spinoff of PPL Energy Supply, PPL has no continuing ownership interest in or control of Talen Energy and Talen Energy Supply (formerly, PPL Energy Supply).

See "Item 1. Business," "Item 1A. Risk Factors" and "Financial and Operational Developments - Other Financial and Operational Developments - Cost of Spinoff" and "Loss on Spinoff" below for additional information.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segment were as follows:

				$ Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

U.K. Regulated	$1,121	$982	$922	$139	$60
Kentucky Regulated	326	312	307	14	5
Pennsylvania Regulated	252	263	209	(11)	54
Corporate and Other (a)	(96)	(120)	(68)	24	(52)
Discontinued Operations (b)	(921)	300	(240)	(1,221)	540
Net Income	$682	$1,737	$1,130	$(1,055)	$607

(a)	Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. 2015 and 2014 include costs related to the spinoff of PPL Energy Supply. See Note 8 to the Financial Statements for additional information.
(b)	As a result of the spinoff of PPL Energy Supply, substantially representing PPL's Supply segment, the earnings of the Supply segment are included in Discontinued Operations. 2015 includes an $879 million charge reflecting the difference between PPL's recorded value for the Supply segment and its estimated fair value as of the spinoff date, determined in accordance with the applicable accounting rules under GAAP. See Note 8 to the Financial Statements for additional information. 2013 excludes $2 million which has been classified as discontinued operations in the Kentucky Regulated segment.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

				$ Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

U.K. Regulated	$968	$907	$855	$61	$52
Kentucky Regulated	343	312	304	31	8
Pennsylvania Regulated	252	265	209	(13)	56
Corporate and Other (a)(b)	(74)	(135)	(118)	61	(17)
Earnings from Ongoing Operations	$1,489	$1,349	$1,250	$140	$99

(a)	2014 and 2013 were adjusted to include costs that were previously allocated to the Supply segment that would remain with PPL after the completion of the transaction, if left unmitigated. See "Non-GAAP Financial Measures - Reconciliation of Earnings from Ongoing Operations" below for an itemization of special items impacting Corporate and Other.
(b)	Costs were lower in 2015 compared with 2014, primarily due to the benefits of corporate restructuring. Costs were higher in 2014 compared with 2013, primarily due to higher long-term debt interest expense.

See "Non-GAAP Financial Measures" below for PPL's definition of Earnings from Ongoing Operations as well as a reconciliation of this non-GAAP financial measure to Net Income.

See "Results of Operations" below for further discussion of PPL's results of operations, details of special items by reportable segments and analysis of the consolidated results of operations.

2016 Outlook

(PPL)

Excluding special items, higher earnings are expected in 2016 compared with 2015. This increase is primarily attributable to increases in the Kentucky Regulated and Pennsylvania Regulated segments. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Excluding special items, relatively flat earnings are projected in 2016 compared with 2015, due to higher financing costs, depreciation expense, currency, taxes and other expenses, partially offset by lower operation and maintenance expense, including pension expense, and higher gross margins. The 2016 foreign currency exposure for this segment is 95% hedged at an average rate of $1.56 per pound.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Excluding special items, higher earnings are projected in 2016 compared with 2015, primarily driven by electric and gas base rate increases effective July 1, 2015, and higher returns on additional environmental capital investments, partially offset by higher depreciation expense and higher financing costs.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, higher earnings are projected in 2016 compared with 2015, primarily driven by a distribution base rate increase effective January 1, 2016, and higher transmission margins, partially offset by higher depreciation expense, higher financing costs and a benefit received in 2015 from the release of a gross receipts tax reserve.

(PPL's Corporate and Other Category)

Excluding special items, costs are projected to be relatively flat in 2016 compared with 2015.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7, and Notes 1, 6 and 13 to the Financial Statements (as applicable) for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Regulatory Requirements

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, ELGs, MATS and the Clean Power Plan. See "Financial Condition - Environmental Matters" below for additional information on the CCRs requirements and Note 13 to the Financial Statements for a discussion of the other significant environmental matters. These and other stringent environmental requirements have led PPL, LKE, LG&E and KU to retire approximately 800 megawatts of coal-fired generating plants in Kentucky. In September 2015, KU retired two coal-fired units, with a combined summer capacity rating of 161 MW, at the Green River plant. LG&E retired a 240 MW coal-fired unit in March 2015 and two additional coal-fired units, with a combined summer capacity rating of 323 MW, in June 2015 at the Cane Run plant. KU retired a 71 MW coal-fired unit at the Tyrone plant in 2013. The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E and KU.

Also as a result of the environmental requirements discussed above, LKE projects $1.9 billion ($1.0 billion at KU and $0.9 billion at LG&E) in environmental capital investment over the next five years. See PPL's "Financial Condition - Forecasted Uses of Cash - Capital Expenditures", Note 6 and Note 13 for additional information.

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL)

Spinoff of PPL Energy Supply

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. In June 2015, the spinoff was completed. See Note 8 to the Financial Statements for additional information relating to the transaction.

Loss on Spinoff

In conjunction with the accounting for the spinoff, PPL evaluated whether the fair value of the Supply segment's net assets was less than the carrying value as of the June 1, 2015 spinoff date.

PPL considered several valuation methodologies to derive a fair value estimate of its Supply segment at the spinoff date. These methodologies included considering the closing "when-issued" Talen Energy market value on June 1, 2015 (the spinoff date) adjusted for the proportional share of the equity value attributable to the Supply segment, as well as the valuation methods consistently used in PPL's goodwill impairment assessments - an income approach using a discounted cash flow analysis of the Supply segment and an alternative market approach considering market multiples of comparable companies.

Although the market value of Talen Energy approach utilized the most observable inputs of the three approaches, PPL considered certain limitations of the "when-issued" trading market for the spinoff transaction including the short trading duration, lack of liquidity in the market and anticipated initial Talen stock ownership base selling pressure, among other factors, and concluded that these factors limit the appropriateness of this input being solely determinative of the fair value of the Supply segment. As such, PPL also considered the other valuation approaches in estimating the overall fair value, but ultimately assigned the highest weighting to the Talen Energy market value approach.

The following table summarizes PPL's fair value analysis:

		Weighted
		Fair Value
Approach	Weighting	(in billions)

Talen Energy Market Value	50%	$1.4
Income/Discounted Cash Flow	30%	1.1
Alternative Market (Comparable Company)	20%	0.7
Estimated Fair Value		$3.2

A key assumption included in the fair value estimate is the application of a control premium of 25% in the two market approaches. PPL concluded it was appropriate to apply a control premium in these approaches as the goodwill impairment testing guidance was followed in determining the estimated fair value of the Supply segment, which had historically been a reporting unit for PPL. This guidance provides that the market price of an individual security (and thus the market capitalization of a reporting unit with publically traded equity securities) may not be representative of the fair value of the reporting unit. This guidance also indicates that substantial value may arise to a controlling shareholder from the ability to take advantage of synergies and other benefits that arise from control over another entity, and that the market price of a Company's individual share of stock does not reflect this additional value to a controlling shareholder. Therefore, the quoted market price need not be the sole measurement basis for determining the fair value, and including a control premium is appropriate in measuring the fair value of a reporting unit.

In determining the control premium, PPL reviewed premiums received during the last five years in market sales transactions obtained from observable independent power producer and hybrid utility transactions greater than $1 billion. Premiums for these transactions ranged from 5% to 42% with a median of approximately 25%. Given these metrics, PPL concluded a control premium of 25% to be reasonable for both of the market valuation approaches used.

Assumptions used in the discounted cash flow analysis included forward energy prices, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the Energy Supply portion of the recent Talen Energy business planning process and a market participant discount rate.

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million in the second quarter of 2015, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff. Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges of $36 million for employee separation benefits were recorded related to 306 positions. Of this amount, $16 million related to 112 Energy Supply positions and is reflected in discontinued operations. The remaining $20 million is primarily reflected in "Other operation and maintenance" on the PPL Consolidated Statements of Income. In 2015, the organizational structures were finalized for both PPL and Talen Energy which resulted in an additional charge of $10 million for employee separation benefits. Of this amount, $2 million related to Energy Supply positions and is reflected in discontinued operations. The remaining $8 million is reflected in "Other operation and maintenance" on the PPL Consolidated Statements of Income. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services. At December 31, 2015 and 2014, the recorded liabilities related to the separation benefits were $13 million and $20 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs incurred primarily included accelerated stock-based compensation and prorated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date in 2015, which are reflected in discontinued operations.

PPL recorded $45 million and $27 million of third-party costs related to this transaction in 2015 and 2014. Of these costs, $32 million and $19 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $13 million and $8 million of consulting and other costs were incurred in 2015 and 2014, related to the formation of the Talen Energy organization and to reconfigure the remaining PPL service functions. These costs are recorded primarily in "Other operation and maintenance" on the Statements of Income. No significant additional third-party costs are expected to be incurred.

At the close of the transaction in 2015, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into interest expense and reflected in discontinued operations.

As a result of the June 2014 spinoff announcement, PPL recorded $50 million of deferred income tax expense in 2014, to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

Discontinued Operations

The operations of PPL's Supply segment are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.

The assets and liabilities of PPL's Supply segment for all periods prior to the spinoff are included in "Current assets of discontinued operations", "Noncurrent assets of discontinued operations", "Current liabilities of discontinued operations" and "Noncurrent liabilities of discontinued operations" on PPL's Balance Sheet.

Net assets, after recognition of the loss on spinoff, of $3.2 billion were distributed to PPL shareowners in the June 1, 2015 spinoff of PPL Energy Supply.

See Note 8 to the Financial Statements for additional information related to the spinoff of PPL Energy Supply, including the components of Discontinued Operations.

(PPL)

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs. In February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs under RIIO-ED1 were accepted as submitted, or "fast-tracked." Fast tracking afforded several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of Totex during the eight-year price control period (approximately $43 million annually), greater revenue certainty and a higher level of cost savings retention. See "Item 1. Business - Segment Information - U.K. Regulated Segment" for additional information on RIIO-ED1.

U.K. Depreciation

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years for GAAP reporting of depreciation expense. For 2015, this change in useful lives resulted in lower depreciation expense of $84 million ($66 million after-tax or $0.10 per share).

U.K. Distribution Revenue Reduction

In December 2013, WPD and other U.K. DNOs announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014. Full recovery of the revenue reduction, together with the associated carrying cost will occur in the regulatory year beginning April 1, 2016. Under GAAP, WPD does not record a receivable for under recovery of regulated income (which this reduction represents), as a result earnings for the U.K. Regulated segment were adversely affected by $15 million in 2015 and $31 million in 2014. PPL projects earnings in 2016 will be positively affected by $32 million and earnings for 2017 will be positively affected by $17 million.

U.K. Tax Rate Change

In November 2015, the U.K. Summer 2015 Budget was enacted, which reduces the U.K.'s statutory income tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. As a result of these changes, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit of approximately $90 million (4% effective tax rate impact) in 2015.

Discount Rate Change for U.K. Pension Plans

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. WPD will begin using individual spot rates to measure service cost and interest cost beginning with the calculation of 2016 net periodic defined benefit cost. Based on current estimates, PPL expects this change to reduce net periodic defined benefit costs by $44 million ($36 million after-tax or $0.05 per share) in 2016. Assuming interest rates continue to rise, the benefit is highest in the initial year and then falls over time as the additional actuarial losses on liabilities are amortized. See "Application of Critical Accounting Policies-Defined Benefits" for additional information.

(PPL and PPL Electric)

Rate Case Proceedings

On March 31, 2015, PPL Electric filed a request with the PUC to increase its annual distribution revenue requirement by approximately $167.5 million.  The application is based on a fully projected future test year of January 1, 2016 through December 31, 2016. On September 3, 2015, PPL Electric filed with the PUC Administrative Law Judge a petition for approval of a settlement agreement resolving all issues in the case. On November 19, 2015, the PUC issued its final order approving the settlement agreement. Under that agreement, PPL Electric was permitted to increase its annual distribution rates by $124 million, effective January 1, 2016.

On March 31, 2015, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric filed the petition concurrently with its 2015 rate case and the Administrative Law Judge granted PPL Electric's request to consolidate these two proceedings. Under the terms of the settlement agreement discussed above, PPL Electric agreed to withdraw the petition without prejudice to filing it at a later date.

Regional Transmission Expansion Plan

In July 2014, PPL Electric announced Project Compass, a proposal to construct a new multi-state transmission line. On October 27, 2015, PPL Electric filed an interconnection application with the New York Independent System Operator for the first segment of the project which contains a proposed 95-mile, $500 million to $600 million line between Blakely, Pennsylvania, and Ramapo, New York. The proposed line is intended to provide significant economic benefits for electricity customers in New York and also to provide grid reliability and grid security benefits for electricity customers in both states. The construction is proposed to begin in 2019 and be in operation by 2023. There will be numerous approvals required, including, among others, the public utility commissions of Pennsylvania and New York, the New York Independent System Operator, PJM, and FERC. As originally proposed in 2014, Project Compass would have run from western Pennsylvania into New York and New Jersey and also south into Maryland, covering approximately 725 miles at an estimated cost of $4 billion to $6 billion. The project has been revised to include about 475 miles of transmission line in Pennsylvania and New York at an estimated cost of $3 billion to $4 billion. Beyond this segment, no schedule is proposed for the rest of the project. There can be no assurance that this segment of Project Compass will be approved as proposed. Additionally, PPL Electric is continuing to study the project and may modify it in the future. The capital expenditures related to this project are excluded from the Capital Expenditures table included in "Liquidity and Capital Resources-Forecasted Uses of Cash" below.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provided wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality has become a transmission-only customer as of June 2015.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  During the fourth quarter of 2015, the FERC approved the settlement agreement resolving the rate case with respect to these two municipalities, including approval of the formula rate with a true-up provision and authorizing a return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  In August 2015, KU filed a partial settlement agreement with the nine terminating municipalities, resolving all but one open matter with one municipality.  The settlement was approved by FERC in the fourth quarter of 2015, including authorizing the agreed-upon refunds, approving the formula rate with a true-up provision, and authorizing a 10.25% return on equity.  Refunds to both the remaining municipals and the departing municipals were issued during the fourth quarter of 2015 totaling $3.4 million.  A single remaining unresolved issue with one terminating municipality is in FERC litigation proceedings.  Hearings on the dispute were conducted in January 2016 and preliminary rulings on the matter may occur in mid- or late-2016. KU cannot predict the ultimate outcome of this remaining FERC proceeding, but the amounts under continuing dispute are not estimated to be significant.

Rate Case Proceedings (LKE, LG&E and KU)

On June 30, 2015, the KPSC approved a rate case settlement agreement providing for increases in the annual revenue requirements associated with KU base electricity rates of $125 million and LG&E base gas rates of $7 million. The annual revenue requirement associated with base electricity rates at LG&E was not changed. Although the settlement did not establish a specific return on equity with respect to the base rates, an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms. The settlement agreement provides for deferred recovery of costs associated with KU's retirement of Green River Units 3 and 4. The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense calculated in accordance with LG&E and KU's pension accounting policy and pension expense using a 15 year amortization period for actuarial gains and losses. The new rates and all elements of the settlement became effective July 1, 2015.

On June 30, 2015, KU filed an application with the VSCC to increase annual Virginia base electricity revenue by approximately $7 million, representing an increase of 10.1%. On December 3, 2015, KU and other parties filed a proposed settlement with the VSCC. On February 2, 2016, the VSCC issued an order approving the settlement. The settlement provides for annual electric base revenues of $6 million and establishes an authorized return on equity range of 9.5% to 10.5% for annual rate review purposes. The new rates became effective February 15, 2016.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment. The "Non-GAAP Financial Measures" discussion provides explanations of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to the most comparable GAAP measure. The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing year-to-year changes. "Segment Earnings, Non-GAAP Financial Measures and Statement of Income Analysis" is presented separately for PPL.

Tables analyzing changes in amounts between periods within "Segment Earnings" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained. Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

(Subsidiary Registrants)

The discussion for each of PPL Electric, LKE, LG&E and KU provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing year-to-year changes. "Earnings, Margins and Statement of Income Analysis" are presented separately for PPL Electric, LKE, LG&E and KU.

PPL Segment Earnings, Non-GAAP Financial Measures and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling to U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs. The U.K. Regulated segment represents 70% of PPL's Income from Continuing Operations After Income Taxes for 2015 and 42% of PPL's assets at December 31, 2015.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Operating revenues	$2,410	$2,621	$2,403	$(211)	$218
Other operation and maintenance	477	482	499	(5)	(17)
Depreciation	242	337	300	(95)	37
Taxes, other than income	148	157	147	(9)	10
Total operating expenses	867	976	946	(109)	30
Other Income (Expense) - net	123	127	(39)	(4)	166
Interest Expense	417	461	425	(44)	36
Income Taxes	128	329	71	(201)	258
Net Income	1,121	982	922	139	60
Less: Special Items	153	75	67	78	8
Earnings from Ongoing Operations	$968	$907	$855	$61	$52

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement
	Line Item	2015	2014	2013
	Other Income
Foreign currency-related economic hedges, net of tax of ($30), ($68), $15 (a)	(Expense) - net	$55	$127	$(29)
WPD Midlands acquisition-related adjustments:
	Other operation
Separation benefits, net of tax of $0, $0, $1	and maintenance			(4)
Other acquisition-related adjustments, net of tax of ($1), $0, ($2)		2		8
Other:
Change in U.K. tax rate (b)	Income Taxes	78		84
Windfall Profits Tax litigation (c)	Income Taxes			43
Settlement of certain income tax positions (d)	Income Taxes	18
Change in WPD line loss accrual, net of tax of $0, $13, $10 (e)	Operating Revenues		(52)	(35)
Total		$153	$75	$67

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.
(b)	The U.K. Finance Acts of 2015 and 2013 reduced the U.K.'s statutory income tax rates. As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in 2015 and 2013. See Note 5 to the Financial Statements for additional information.
(c)	In May 2013, the U.S. Supreme Court reversed the December 2011 ruling by the U.S. Court of Appeals for the Third Circuit concerning the creditability of the U.K. Windfall Profits Tax for U.S. Federal income tax purposes. As a result, PPL recorded an income tax benefit in 2013. See Note 5 to the Financial Statements for additional information.
(d)	Relates to the 2015 settlement of the IRS audit for the tax years 1998-2011. See Note 5 to the Financial Statements for additional information.

(e)	In 2013, WPD Midlands increased its line loss liability for DCPR4 based on additional information provided by Ofgem regarding the calculation. In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, WPD increased its existing liability for over-recovery of line losses. See Note 6 to the Financial Statements for additional information.

The changes in the components of the U.K. Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as U.K. Gross Margins, the items that management considers special and the effects of movements in foreign currency exchange, including the effects of foreign currency hedge contracts, on separate lines and not in their respective Statement of Income line items.

	2015 vs. 2014	2014 vs. 2013
U.K.
Gross margins	$(110)	$94
Other operation and maintenance	(14)	44
Depreciation	76	(19)
Interest expense	3	(15)
Other	(5)	4
Income taxes	48	(24)
U.S.
Interest expense and other	12	4
Income taxes	55	(41)
Foreign currency exchange, after-tax	(4)	5
Earnings from Ongoing Operations	61	52
Special items, after-tax	78	8
Net Income	$139	$60

U.K.

•	See "Non-GAAP Financial Measures - Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•	Lower other operation and maintenance in 2014 compared with 2013 primarily due to $38 million from lower pension expense.

•	Lower depreciation expense in 2015 compared with 2014 primarily due to an $84 million impact of an extension of the network asset lives. See Note 1 to the Financial Statements for additional information.

•	Higher depreciation expense in 2014 compared with 2013 primarily due to PP&E additions, net.

•	Higher interest expense in 2014 compared with 2013 primarily due to an October 2013 debt issuance.

•	Lower income taxes in 2015 compared with 2014 primarily due to $25 million from lower U.K. tax rates and $11 million from lower pre-tax income.

•	Higher income taxes in 2014 compared with 2013 primarily due to higher pre-tax income.

U.S.

•	Lower income taxes in 2015 compared with 2014 primarily due to decreases in taxable dividends.

•	Higher income taxes in 2014 compared with 2013 primarily due to a $19 million increase primarily in taxable dividends and a $19 million benefit in 2013 related to an IRS ruling regarding 2010 U.K. earnings and profits calculations.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 20% of PPL's Income from Continuing Operations After Income Taxes for 2015 and 35% of PPL's assets at December 31, 2015.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Operating revenues	$3,115	$3,168	$2,976	$(53)	$192
Fuel	863	965	896	(102)	69
Energy purchases	184	253	217	(69)	36
Other operation and maintenance	837	815	778	22	37
Depreciation	382	354	334	28	20
Taxes, other than income	57	52	48	5	4
Total operating expenses	2,323	2,439	2,273	(116)	166
Other Income (Expense) - net	(13)	(9)	(7)	(4)	(2)
Interest Expense	232	219	212	13	7
Income Taxes	221	189	179	32	10
Income (Loss) from Discontinued Operations (net of income taxes)			2		(2)
Net Income	326	312	307	14	5
Less: Special Items	(17)		3	(17)	(3)
Earnings from Ongoing Operations	$343	$312	$304	$31	$8

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement
	Line Item	2015	2014	2013
Certain valuation allowances (a)	Income Taxes	$(12)
Acquisition-related adjustment, net of tax of $0, $0, $0 (b)	Other Income (Expense) - net	(5)
Discontinued operations (c)	Discontinued Operations			$2
Adjustment to investment, net of tax of $0, $0, $0 (d)	Other Income (Expense) - net			1
Total		$(17)		$3

(a)	Recorded at LKE and represents a valuation allowance against tax credits expiring in 2016 through 2020 that are more likely than not to expire before being utilized.
(b)	Recorded at PPL and allocated to the Kentucky Regulated segment. The amount represents a settlement between E.ON AG (a German corporation and the indirect parent of E.ON US Investments Corp., the former parent of LKE) and PPL for a tax matter.
(c)	Recorded at LKE.
(d)	Recorded by KU.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line item.

	2015 vs. 2014	2014 vs. 2013

Kentucky Gross Margins	$88	$78
Other operation and maintenance	(21)	(35)
Depreciation	(1)	(14)
Taxes, other than income	(3)	(3)
Other Income (Expense) - net	1	(1)
Interest Expense	(13)	(7)
Income Taxes	(20)	(10)
Earnings from Ongoing Operations	31	8
Special Items, after-tax	(17)	(3)
Net Income	$14	$5

•	See "Non-GAAP Financial Measures - Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•	Higher other operation and maintenance in 2015 compared with 2014 primarily due to $14 million of higher pension expense and $11 million of higher costs related to the Cane Run units' retirements consisting of an inventory write-down and separation benefits, partially offset by $7 million of lower storm costs and lower bad debt expense of $6 million.

•	Higher other operation and maintenance in 2014 compared with 2013 primarily due to $14 million of higher expenses due to the timing and scope of scheduled generation maintenance outages, $9 million of higher bad debt expense and higher storm expenses of $8 million.

•	Higher depreciation in 2014 compared with 2013 due to additions to PP&E, net.

•	Higher interest expense in 2015 compared with 2014 primarily due to the issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU in September 2015 and higher interest rates on $500 million of First Mortgage Bonds refinanced by LG&E and KU.

•	Higher interest expense in 2014 compared with 2013 primarily due to $22 million of higher expense resulting from the issuance of $500 million of First Mortgage Bonds in November 2013 and higher short-term debt balances partially offset by a $10 million loss on extinguishment of debt in 2013 related to the remarketing of the PPL Capital Funding Junior Subordinated Notes component of the 2010 Equity Units and simultaneous exchange into Senior Notes in the second quarter of 2013, and a $5 million decrease due to lower rates on the related Senior Notes as compared with the Junior Subordinated Notes.

•	Higher income taxes in 2015 compared with 2014 primarily due to higher pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. The Pennsylvania Regulated segment represents 16% of PPL's Income from Continuing Operations After Income Taxes for 2015 and 22% of PPL's assets at December 31, 2015.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Operating revenues	$2,124	$2,044	$1,870	$80	$174
Energy purchases
External	657	587	588	70	(1)
Intersegment	14	84	51	(70)	33
Other operation and maintenance	607	543	531	64	12
Depreciation	214	185	178	29	7
Taxes, other than income	94	107	103	(13)	4
Total operating expenses	1,586	1,506	1,451	80	55
Other Income (Expense) - net	8	7	6	1	1
Interest Expense	130	122	108	8	14
Income Taxes	164	160	108	4	52
Net Income	252	263	209	(11)	54
Less: Special Items		(2)		2	(2)
Earnings from Ongoing Operations	$252	$265	$209	$(13)	$56

The following after-tax loss, which management considers a special item, impacted the Pennsylvania Regulated segment's results and is excluded from Earnings from Ongoing Operations.

	Income Statement
	Line Item	2015	2014	2013

	Other operation
Separation benefits, net of tax of $0, $1, $0 (a)	and maintenance		$(2)

(a)	In June 2014, PPL Electric's largest IBEW local ratified a new three-year labor agreement. In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins and the item that management considers special on separate lines and not in their respective Statement of Income line item.

	2015 vs. 2014	2014 vs. 2013

Pennsylvania Gross Delivery Margins	$65	$118
Other operation and maintenance	(58)	13
Depreciation	(29)	(7)
Taxes, other than income	18
Other Income (Expense) - net	1	1
Interest Expense	(8)	(14)
Income Taxes	(2)	(55)
Earnings from Ongoing Operations	(13)	56
Special Item, after-tax	2	(2)
Net Income	$(11)	$54

•	See "Non-GAAP Financial Measures - Margins - Changes in Margins" for an explanation of Pennsylvania Gross Delivery Margins.

•	Higher other operation and maintenance for 2015 compared with 2014 primarily due to $30 million of higher corporate service costs allocated to PPL Electric, $11 million of higher vegetation management expenses and related costs for additional work done by outside vendors and $5 million of higher bad debt expenses.

•	Lower other operation and maintenance for 2014 compared with 2013 primarily due to $16 million of lower payroll related expenses due to lower headcount, less maintenance projects and more focus on capital work in 2014.

•	Higher depreciation for both periods primarily due to transmission and distribution additions to PP&E, net, related to the ongoing efforts to improve reliability and replace aging infrastructure.

•	Higher interest expense in 2014 compared with 2013 primarily due to the issuance of First Mortgage Bonds in July 2013 and June 2014.

•	Lower taxes, other than income for 2015 compared with 2014 primarily due to the settlement of a 2011 gross receipts tax audit resulting in the reversal of $17 million of previously recognized reserves.

•	Higher income taxes in 2014 compared with 2013, primarily due to higher pre-tax income which increased income taxes by $46 million and tax benefits related to federal and state income tax reserves of $8 million in 2013.

Non-GAAP Financial Measures

Management's Discussion and Analysis includes financial information prepared in accordance with GAAP, as well as non-GAAP financial measures including "Earnings from Ongoing Operations" and "Gross Margins" as further described below.

Earnings from Ongoing Operations

Management utilizes "Earnings from Ongoing Operations" as a non-GAAP financial measure and it should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP.  PPL believes that Earnings from Ongoing Operations is useful and meaningful to investors because it provides management's view of PPL's fundamental earnings performance as another criterion in making investment decisions. PPL's management also uses Earnings from Ongoing Operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance.  Earnings from Ongoing Operations is adjusted for the impact of special items as described below, which for all years includes the Supply segment's earnings now reflected in discontinued operations.  Also included in special items in 2015 is the loss on spinoff, reflecting the fair value of the Supply segment being less than PPL's recorded value as of the June 1, 2015 spinoff.  Earnings from Ongoing Operations for 2014 and 2013 also reflects, within the Corporate and Other category, the impact of spinoff dissynergies that, if not mitigated, would remain with PPL after completion of the spinoff.

Earnings from Ongoing Operations is adjusted for the impact of special items. Special items include:

• Unrealized gains or losses on foreign currency-related economic hedges.

• Supply segment discontinued operations.

• Gains and losses on sales of assets not in the ordinary course of business.

• Impairment charges.

• Workforce reduction and other restructuring effects.

• Acquisition and divestiture-related adjustments.

• Other charges or credits that are, in management's view, not reflective of the company's ongoing operations.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income (Loss)" for the years ended December 31.

	2015
	U.K.	KY	PA	Corporate	Discontinued
	Regulated	Regulated	Regulated	and Other	Operations	Total
Net Income (Loss)	$1,121	$326	$252	$(96)	$(921)	$682
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges	55					55
Spinoff of the Supply segment:
Discontinued operations					(921)	(921)
Transition and transaction costs				(12)		(12)
Employee transitional services				(5)		(5)
Separation benefits				(5)		(5)
Other:
Change in U.K. tax rate	78					78
Settlement of certain income tax positions	18					18
WPD Midlands acquisition-related adjustment	2					2
Certain valuation allowances		(12)				(12)
LKE acquisition-related adjustment		(5)				(5)
Total Special Items	153	(17)		(22)	(921)	(807)
Earnings from Ongoing Operations	$968	$343	$252	$(74)	$	$1,489

	2014
	U.K.	KY	PA	Corporate	Discontinued
	Regulated	Regulated	Regulated	and Other	Operations	Total
Net Income (Loss)	$982	$312	$263	$(120)	$300	$1,737
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges	127					127
Spinoff of the Supply segment:
Supply segment earnings					307	307
Discontinued operations adjustments				(5)	5
Change in tax valuation allowances				(46)		(46)
Transition and transaction costs				(5)	(12)	(17)
Separation benefits				(12)		(12)
Other:
Change in WPD line loss accrual	(52)					(52)
Separation benefits			(2)			(2)
Total Special Items	75		(2)	(68)	300	305

Dissynergies - spinoff of Supply segment
expense (benefit):
Indirect operation and maintenance				47		47
Interest expense				29		29
Depreciation				7		7
Total dissynergies - spinoff of Supply segment				83		83
Earnings from Ongoing Operations (adjusted)	$907	$312	$265	$(135)	$	$1,349

	2013
	U.K.	KY	PA	Corporate	Discontinued
	Regulated	Regulated	Regulated	and Other	Operations	Total
Net Income (Loss)	$922	$307	$209	$(68)	$(240)	$1,130
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges	(29)					(29)
Spinoff of the Supply segment:
Supply segment earnings					(272)	(272)
Discontinued operations adjustments				(32)	32
WPD Midlands acquisition-related adjustments:
Separation benefits	(4)					(4)
Other acquisition-related adjustments	8					8
Other:
LKE discontinued operations		2				2
Adjustment to investment		1				1
Windfall tax litigation	43					43
Change in WPD line loss accrual	(35)					(35)
Change in U.K. tax rate	84					84
Total Special Items	67	3		(32)	(240)	(202)

Dissynergies - spinoff of Supply segment
expense (benefit):
Indirect operation and maintenance				45		45
Interest expense				30		30
Depreciation				7		7
Total dissynergies - spinoff of Supply segment				82		82
Earnings from Ongoing Operations (adjusted)	$855	$304	$209	$(118)	$	$1,250

Margins

Management also utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•	"U.K. Gross Margins" is a single financial performance measure of the electricity distribution operations of the U.K. Regulated segment. In calculating this measure, direct costs such as National Grid connection charges and Ofgem license fees (recorded in "Other operations and maintenance expense" on the Statement of Income) are deducted from operating revenues as they are costs passed through to customers. As a result, this measure represents the net revenues from the delivery of electricity across WPD's distribution network in the U.K. and directly related activities.

•	"Kentucky Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as the Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues. In addition, certain other expenses, recorded as "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•	"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the electricity transmission and distribution delivery operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129 and Universal Service program costs), and "Taxes, other than income," which is primarily gross receipts tax. This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "Energy purchases from affiliate" in the reconciliation tables. As a result of the June 2015 spinoff of PPL Energy Supply and the formation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are reflected in "Energy Purchases" in the reconciliation tables. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes these measures provide additional useful criteria to make investment decisions. These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage the operations and analyze actual results compared with budget.

Reconciliation of Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31.

	2015						2014

	U.K.		Kentucky	PA Gross			U.K.		Kentucky	PA Gross
	Gross		Gross	Delivery		Operating	Gross		Gross	Delivery		Operating
	Margins		Margins	Margins	Other (a)	Income (b)	Margins		Margins	Margins	Other (a)	Income (b)

Operating Revenues	$2,364	(c)	$3,115	$2,124	$66	$7,669	$2,638	(c)	$3,168	$2,044	$2	$7,852

Operating Expenses
Fuel			863			863			965			965
Energy purchases			184	657	14	855			253	587	84	924
Energy purchases from affiliate				14	(14)					84	(84)
Other operation and
maintenance	121		100	114	1,603	1,938	111		99	103	1,543	1,856
Depreciation			38		845	883			11		912	923
Taxes, other than income			4	102	193	299			2	98	217	317
Total Operating Expenses	121		1,189	887	2,641	4,838	111		1,330	872	2,672	4,985
Total	$2,243		$1,926	$1,237	$(2,575)	$2,831	$2,527		$1,838	$1,172	$(2,670)	$2,867

	2013

	U.K.		Kentucky	PA Gross
	Gross		Gross	Delivery		Operating
	Margins		Margins	Margins	Other (a)	Income (b)

Operating Revenues	$2,404	(c)	$2,976	$1,870	$13	$7,263

Operating Expenses
Fuel			896		(1)	895
Energy purchases			217	588	51	856
Energy purchases from affiliate				51	(51)
Other operation and
maintenance	107		97	82	1,524	1,810
Depreciation			5		838	843
Taxes, other than income			1	95	202	298
Total Operating Expenses	107		1,216	816	2,563	4,702
Total	$2,297		$1,760	$1,054	$(2,550)	$2,561

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	2015, 2014 and 2013 exclude $46 million, $48 million and $44 million of ancillary activity revenues. 2014 and 2013 also exclude $65 million and $45 million of revenue reductions related to adjustments to WPD's line loss accrual related to DPCR4 which are considered special items.

Changes in Margins

The following table shows Margins by PPL's reportable segments and by component, as applicable, for the year ended December 31 as well as the changes between periods. The factors that gave rise to the changes are described following the table.

				$ Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

U.K.
U.K. Gross Margins	$2,243	$2,527	$2,297	$(284)	$230
Impact of changes in foreign currency exchange rates				(174)	136
U.K. Gross Margins excluding impact of foreign currency exchange rates				$(110)	$94

Kentucky Regulated
Kentucky Gross Margins
LG&E	$867	$833	$791	$34	$42
KU	1,059	1,005	969	54	36
LKE	$1,926	$1,838	$1,760	$88	$78

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$842	$837	$803	$5	$34
Transmission	395	335	251	60	84
Total	$1,237	$1,172	$1,054	$65	$118

U.K. Gross Margins

U.K. Gross Margins excluding the impact of changes in foreign currency exchange rates, decreased in 2015 compared with 2014 primarily due to $171 million from the April 1, 2015 price decrease resulting from the commencement of RIIO-ED1, partially offset by $46 million from the April 1, 2014 price increase.

U.K. Gross Margins excluding the impact of changes in foreign currency exchange rates, increased in 2014 compared with 2013 primarily due to $194 million from the April 1, 2014 and 2013 price increases, partially offset by $88 million from lower volumes due primarily to weather.

Kentucky Gross Margins

Kentucky Gross Margins increased in 2015 compared with 2014, primarily due to higher base rates of $64 million ($61 million at KU and $3 million at LG&E) and returns on additional environmental capital investments of $53 million ($36 million at LG&E and $17 million at KU). The increases in base rates were the result of new rates approved by the KPSC effective July 1, 2015. These increases were partially offset by a decrease in volumes of $28 million ($23 million at KU and $5 million at LG&E) primarily due to milder weather during the fourth quarter of 2015.

Kentucky Gross Margins increased in 2014 compared with 2013, primarily due to returns on additional environmental capital investments of $55 million ($27 million at LG&E and $28 million at KU) and higher volumes of $13 million ($5 million at LG&E and $8 million at KU). The change in volumes was driven by unusually cold weather in the first quarter of 2014.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased in 2015 compared with 2014 primarily due to returns on additional distribution improvement capital investments of $17 million partially offset by a $12 million benefit recorded in the first quarter of 2014 as a result of a change in estimate of a regulatory liability.

Distribution margins increased in 2014 compared with 2013 primarily due to returns on additional distribution improvement capital investments of $18 million and a $12 million benefit from a change in estimate of a regulatory liability.

Transmission

Transmission margins increased for both periods, primarily due to returns on additional capital investments focused on replacing the aging infrastructure and improving reliability.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2015 vs. 2014	2014 vs. 2013

Operating Revenues	$(183)	$589
Fuel	(102)	70
Energy purchases	(69)	68

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:
	2015 vs. 2014	2014 vs. 2013
Domestic:
LKE timing and scope of scheduled generation maintenance outages	$(1)	$14
LKE Cane Run retired units (a)	11
LKE pension expense (b)	14	(15)
PPL Electric Act 129 costs incurred	9	6
PPL Electric vegetation management	7	(4)
PPL Electric environmental costs	5	1
PPL Electric payroll-related costs (c)	2	(16)
Bad debts	7	13
Storm costs (d)	(18)	26
Separation benefits related to the spinoff of PPL Energy Supply (Note 8)	(12)	20
Third-party costs related to the spinoff of PPL Energy Supply (Note 8)	5	8
Stock compensation expense	3	5
Corporate costs previously included in discontinued operations (e)	27
Other	26	7
U.K.:
Third-party engineering	7	(9)
Pension expense (f)	(14)	(38)
Engineering management	19	3
Foreign currency exchange rates (g)	(33)	23
Acquisition-related adjustments	(3)	12
National Grid exit charges	11	7
Other	10	(17)
	$82	$46

(a)	Represents an inventory write-down and separation benefits.
(b)	The increase in 2015 compared with 2014 is attributed to the change in mortality tables and lower discount rates.
(c)	The decrease in 2014 compared with 2013 was due to lower headcount, less maintenance work and more focus on capital projects in 2014.
(d)	The increase in 2014 compared with 2013 was due to more storm events.
(e)	The increase in 2015 compared with 2014 was due to the corporate costs allocated to PPL Energy Supply (and included in discontinued operations) prior to the spin. As a result of the spinoff on June 1, 2015, these corporate costs now remain in continuing operations.
(f)	The decrease in 2014 compared with 2013 was primarily due to lower amortization of prior period losses and an increase in expected asset returns.
(g)	The offsetting impacts from foreign currency hedging instruments are recorded in "Other Income (Expense)-net."

Depreciation

The increase (decrease) in depreciation was due to:

	2015 vs. 2014	2014 vs. 2013

Additions to PP&E, net	$77	$67
Foreign currency exchange rates	(19)	18
Network asset useful life extension (a)	(84)
Other	(14)	(5)
Total	$(40)	$80

(a)	Effective January 1, 2015, after completion of a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years resulting in lower depreciation of $84 million ($66 million after-tax or $0.10 per share).

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	2015 vs. 2014	2014 vs. 2013

State gross receipts tax (a)	$(14)	$4
Domestic property tax expense	5	4
Foreign currency exchange rates	(9)	10
Other		1
Total	$(18)	$19

(a)	The decrease in 2015 compared with 2014 was primarily due to the settlement of the 2011 gross receipts tax audit resulting in the reversal of $17 million of previously recognized reserves.

Other Income (Expense) - net

Other income (expense) - net increased $3 million in 2015 compared with 2014 and increased $160 million in 2014 compared with 2013, primarily due to changes in realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense was due to:

	2015 vs. 2014	2014 vs. 2013

Long-term debt interest expense (a)	$61	$65
Hedging activities and ineffectiveness	(4)	(11)
Loss on extinguishment of debt (b)	(9)	(1)
Foreign currency exchange rates	(26)	19
Other	6	(7)
Total	$28	$65

(a)	The increase in 2015 compared with 2014 is primarily due to 2015 including interest expense related to certain PPL Energy Funding debt that was previously associated with PPL's Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes) in 2014.

The increase in 2014 compared with 2013 was primarily due to debt issuances at WPD (West Midlands) in October 2013, LG&E and KU in November 2013 and PPL Electric in June 2014 and July 2013.
(b)	In March 2014, a $9 million loss was recorded related to PPL Capital Funding's remarketing and debt exchange of the junior subordinated notes originally issued in April 2011 as a component of the 2011 Equity Units. In May 2013, a $10 million loss was recorded related to PPL Capital Funding's remarketing and exchange of the junior subordinated notes that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.

Income Taxes

The increase (decrease) in income taxes was due to:

	2015 vs. 2014	2014 vs. 2013

Change in pre-tax income at current period tax rates	$(18)	$151
Valuation allowance adjustments (a)	(31)	31
State deferred tax rate change (b)		(16)
Federal and state tax reserve adjustments (c)	(21)	48
Federal and state tax return adjustments	(4)	7
U.S. income tax on foreign earnings net of foreign tax credit (d)	(55)	42
U.K. Finance Act adjustments (e)	(90)	96
Impact of lower U.K. income tax rates (e)	4	(36)
Interest benefit on U.K. financing activities	(15)	2
Other	3	7
Total	$(227)	$332

(a)	During 2015, PPL recorded $24 million of deferred income tax expense related to deferred tax valuation allowances. PPL recorded state deferred income tax expense of $12 million primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized and $12 million of federal deferred income tax expense primarily related to federal tax credit carryforwards that are expected to expire as a result of lower future taxable earnings due to the extension of bonus depreciation.

As a result of the PPL Energy Supply spinoff announcement, PPL recorded $50 million of deferred income tax expense during 2014 to adjust the valuation allowance on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply. See Note 8 for additional information on the spinoff.

During 2013, PPL recorded $23 million of state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income at PPL Energy Supply over the remaining carryforward period of Pennsylvania net operating losses.

(b)	Changes in state apportionment resulted in reductions to the future estimated state tax rate at December 31, 2014, and an increase to the future estimated state tax rate at December 31, 2013. PPL recorded an insignificant deferred tax benefit in 2014 and a $15 million deferred tax expense in 2013 related to its state deferred tax liabilities.
(c)	During 2015, PPL recorded a $12 million tax benefit related to the settlement of the IRS audit for the tax years 1998-2011.

In 2013, the U.S. Supreme Court reversed the December 2011 ruling, by the U.S. Court of Appeals for the Third Circuit, concerning the creditability of U.K. Windfall Profits Tax for U.S. federal income tax purposes. As a result of this decision, PPL recorded a tax benefit of $44 million during 2013. See Note 5 to the Financial Statements for additional information.

PPL recorded a tax benefit of $7 million during 2013 to federal and state income tax reserves related to stranded cost securitization. The reserve balance at December 31, 2013 related to stranded costs securitization was zero.

(d)	During 2015, PPL recorded lower income taxes primarily due to a decrease in taxable dividends.

During 2014, PPL recorded $47 million of income tax expense primarily attributable to taxable dividends.

During 2013, PPL recorded $28 million of income tax expense resulting from increased taxable dividends offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.
(e)	The U.K.'s Finance Act 2015, enacted in November 2015, reduces the U.K. statutory income tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. As a result, PPL reduced its net deferred tax liabilities and recognized a $90 million deferred tax benefit in 2015 related to both rate decreases.

The U.K.'s Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. As a result, PPL reduced its net deferred tax liabilities and recognized a $97 million deferred tax benefit in 2013 related to both rate decreases.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for all periods presented, primarily includes the results of operations of PPL Energy Supply, which was spun off from PPL on June 1, 2015 and substantially represents PPL's former Supply segment. See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

PPL Electric: Earnings, Margins and Statement of Income Analysis

Earnings

	2015	2014	2013

Net Income	$252	$263	$209
Special item, gain (loss), after-tax		(2)

Excluding a special item, earnings decreased for 2015 compared with 2014 primarily due to higher other operation and maintenance expense and higher depreciation expense, partially offset by returns on additional transmission and distribution improvement capital investments and the release of a gross receipts tax reserve.

Excluding a special item, earnings increased in 2014 compared with 2013 primarily due to returns on additional transmission and distribution improvement capital investments, lower other operation and maintenance expense and a benefit from a change in estimate of a regulatory liability, partially offset by higher interest expense and depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins and an item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	2015 vs. 2014	2014 vs. 2013

Pennsylvania Gross Delivery Margins	$65	$118
Other operation and maintenance	(58)	13
Depreciation	(29)	(7)
Taxes, other than income	18
Other Income (Expense) - net	1	1
Interest Expense	(8)	(14)
Income Taxes	(2)	(55)
Special Items, after-tax	2	(2)
Net Income	$(11)	$54

Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2015			2014
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,124		$2,124	$2,044		$2,044

Operating Expenses
Energy purchases	657		657	587		587
Energy purchases from affiliate	14		14	84		84
Other operation and
maintenance	114	$493	607	103	$440	543
Depreciation		214	214		185	185
Taxes, other than income	102	(8)	94	98	9	107
Total Operating Expenses	887	699	1,586	872	634	1,506
Total	$1,237	$(699)	$538	$1,172	$(634)	$538

	2013
	PA Gross
	Delivery		Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,870		$1,870

Operating Expenses
Energy purchases	588		588
Energy purchases from affiliate	51		51
Other operation and
maintenance	82	$449	531
Depreciation		178	178
Taxes, other than income	95	8	103
Total Operating Expenses	816	635	1,451
Total	$1,054	$(635)	$419

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Pennsylvania Gross Delivery Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Pennsylvania Gross Delivery Margins" and are not discussed separately.

	2015 vs. 2014	2014 vs. 2013

Operating revenues	$80	$174
Energy purchases	70	(1)
Energy purchases from affiliate	(70)	33

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2015 vs. 2014	2014 vs. 2013

Act 129 costs incurred	$9	$6
Vegetation management	7	(4)
Payroll-related costs (a)	2	(16)
Corporate service costs (b)	30	7
Storm costs (c)	(11)	18
Bad debts	13	4
Environmental costs	5	1
Other	9	(4)
Total	$64	$12

(a)	The decrease in 2014 compared with 2013 was due to lower headcount, less maintenance work and more focus on capital projects in 2014.
(b)	The increase in 2015 compared with 2014 was due to higher corporate support costs charged to Electric Utilities, primarily as a result of the spinoff of PPL Energy Supply.
(c)	The increase in 2014 compared with 2013 was due to more storm events.

Depreciation

Depreciation increased by $29 million in 2015 compared with 2014, and by $7 million in 2014 compared with 2013, primarily due to additions to PP&E, net, related to the ongoing efforts to improve reliability and replace aging infrastructure.

Taxes, Other Than Income

Taxes, other than income decreased by $13 million in 2015 compared with 2014 primarily due to the settlement of a 2011 gross receipts tax audit resulting in the reversal of $17 million of previously recognized reserves.

Interest Expense

Interest expense increased by $8 million in 2015 compared with 2014, primarily due to debt issuances in October 2015 and June 2014. Interest expense increased by $14 million in 2014 compared with 2013, primarily due to debt issuances in June 2014 and July 2013.

Income Taxes

The increase (decrease) in income taxes was due to:

	2015 vs. 2014	2014 vs. 2013

Change in pre-tax income at current period tax rates	$1	$44
Federal and state tax reserve adjustments	3	8
Federal and state tax return adjustments	(3)	2
Depreciation not normalized	2
Other	1	(2)
Total	$4	$52

See Note 5 to the Financial Statements for additional information on income taxes.

LKE: Earnings, Margins and Statement of Income Analysis

Earnings

	2015	2014	2013

Net Income	$364	$344	$347
Special items, gains (losses), after-tax	(12)		3

Excluding special items, earnings increased in 2015 compared with 2014 primarily due to higher base rates and returns on additional environmental capital investments partially offset by higher other operation and maintenance expense, income taxes, financing costs and lower sales volume. The increases in base rates were the result of new rates approved by the KPSC effective July 1, 2015. The change in sales volume was due to milder weather during the fourth quarter of 2015.

Earnings in 2014 compared with 2013 decreased primarily due to higher other operation and maintenance expense driven by the timing and scope of scheduled generation maintenance outages, higher bad debt expense, storm-related expenses, higher financing costs and higher depreciation expense partially offset by returns on additional environmental capital investments and higher sales volumes. The changes in sales volumes were driven by unusually cold weather in the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items. See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of the special items.

	2015 vs. 2014	2014 vs. 2013

Margins	$88	$78
Other operation and maintenance	(21)	(35)
Depreciation	(1)	(14)
Taxes, other than income	(3)	(3)
Other Income (Expense)-net	1	(1)
Interest Expense	(14)	(22)
Income Taxes	(18)	(3)
Special items, after-tax	(12)	(3)
Total	$20	$(3)

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods. Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2015			2014
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$3,115		$3,115	$3,168		$3,168
Operating Expenses
Fuel	863		863	965		965
Energy purchases	184		184	253		253
Other operation and maintenance	100	$737	837	99	$716	815
Depreciation	38	344	382	11	343	354
Taxes, other than income	4	53	57	2	50	52
Total Operating Expenses	1,189	1,134	2,323	1,330	1,109	2,439
Total	$1,926	$(1,134)	$792	$1,838	$(1,109)	$729

	2013
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$2,976		$2,976
Operating Expenses
Fuel	896		896
Energy purchases	217		217
Other operation and maintenance	97	$681	778
Depreciation	5	329	334
Taxes, other than income	1	47	48
Total Operating Expenses	1,216	1,057	2,273
Total	$1,760	$(1,057)	$703

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Margins" and are not discussed separately.

	2015 vs. 2014	2014 vs. 2013

Operating Revenues	$(53)	$192
Fuel	(102)	69
Energy purchases	(69)	36

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2015 vs. 2014	2014 vs. 2013

Pension (a)	$14	$(15)
Cane Run retired units (b)	11
Storm costs	(7)	8
Bad debts	(6)	9
Plant operations (c)	(2)	7
Timing and scope of scheduled generation maintenance outages	(1)	14
Other	13	14
Total	$22	$37

(a)	The increase in 2015 compared with 2014 is attributed to the change in mortality tables and lower discount rates.
(b)	Represents an inventory write-down and separation benefits.
(c)	Includes $8 million reduction of costs in 2015 due to the retirement of Cane Run and Green River units partially offset by $6 million for Cane Run 7 operations.

Depreciation

Depreciation increased by $28 million in 2015 compared with 2014 and by $20 million in 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $14 million in 2015 compared with 2014 primarily due the issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU in September 2015 and higher interest rates on $500 million of First Mortgage Bonds refinanced by LG&E and KU.

Interest expense increased by $22 million in 2014 compared with 2013 primarily due to the issuance of $500 million of First Mortgage Bonds in November 2013 and higher short-term debt balances in 2014.

Income Taxes

The increase (decrease) in income taxes was due to:

	2015 vs. 2014	2014 vs. 2013

Higher pre-tax book income at current period tax rates	$19	$1
Certain Valuation Allowances (a)	12
Other	(1)	2
Total	$30	$3

(a)	Management considers this a special item. See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of this item.

See Note 5 to the Financial Statements for additional information on income taxes.

LG&E: Earnings, Margins and Statement of Income Analysis

Earnings

	2015	2014	2013

Net Income	$185	$169	$163

Earnings in 2015 compared with 2014 increased primarily due to returns on additional environmental capital investments partially offset by higher income taxes, financing costs and lower sales volume. The change in sales volume was due to milder weather during the fourth quarter of 2015.

Earnings in 2014 compared with 2013 increased primarily due to returns on additional environmental capital investments and higher sales volume partially offset by higher operation and maintenance driven by storm-related expenses, financing costs, depreciation and income tax expense. The changes in sales volume were driven by unusually cold weather in the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins within the table and not in their respective Statement of Income line items.

	2015 vs. 2014	2014 vs. 2013

Margins	$34	$42
Other operation and maintenance	(3)	(4)
Depreciation	9	(7)
Taxes, other than income	(2)
Other Income (Expense) - net	(3)	(1)
Interest Expense	(8)	(15)
Income Taxes	(11)	(9)
Total	$16	$6

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods. Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2015			2014
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,444		$1,444	$1,533		$1,533
Operating Expenses
Fuel	329		329	404		404
Energy purchases	186		186	244		244
Other operation and maintenance	42	$335	377	47	$332	379
Depreciation	18	144	162	4	153	157
Taxes, other than income	2	26	28	1	24	25
Total Operating Expenses	577	505	1,082	700	509	1,209
Total	$867	$(505)	$362	$833	$(509)	$324

	2013
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,410		$1,410
Operating Expenses
Fuel	367		367
Energy purchases	205		205
Other operation and maintenance	45	$328	373
Depreciation	2	146	148
Taxes, other than income		24	24
Total Operating Expenses	619	498	1,117
Total	$791	$(498)	$293

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Margins" and are not discussed separately.

	2015 vs. 2014	2014 vs. 2013

Retail and wholesale	$(38)	$94
Electric revenue from affiliate	(51)	29
Fuel	(75)	37
Energy purchases	(64)	35
Energy purchases from affiliate	6	4

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2015 vs. 2014	2014 vs. 2013

Cane Run retired units (a)	$11
Pension (b)	6	$(11)
Plant operations (c)	(12)	3
Storm costs	(4)	4
Bad debts	(3)	3
Other		7
Total	$(2)	$6

(a)	Represents an inventory write-down and separation benefits.
(b)	The increase in 2015 compared with 2014 is attributed to the change in mortality tables and lower discount rates.
(c)	Includes $6 million reduction of costs in 2015 due to the retirement of Cane Run units.

Depreciation

Depreciation increased by $5 million in 2015 compared with 2014 and by $9 million in 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $8 million in 2015 compared with 2014 primarily due to the issuance of $300 million of incremental First Mortgage Bonds in September 2015 and higher interest rates on $250 million of First Mortgage Bonds refinanced by LG&E.

Interest expense increased by $15 million in 2014 compared with 2013 primarily due to the issuance of $250 million of First Mortgage Bonds in November 2013 and amortization of a fair market value adjustment of $7 million in 2013.

Income Taxes

Income taxes increased by $11 million in 2015 compared with 2014 and increased by $9 million in 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information on income taxes.

KU: Earnings, Margins and Statement of Income Analysis

Earnings

	2015	2014	2013

Net Income	$234	$220	$228
Special items, gains (losses), after tax			1

Earnings in 2015 compared with 2014 increased primarily due to higher base rates and returns on additional environmental capital investments partially offset by higher other operation and maintenance expense, depreciation and lower sales volume. The increases in base rates were the result of new rates approved by the KPSC effective July 1, 2015. The change in sales volume were due to milder weather during the fourth quarter of 2015.

Excluding special items, earnings in 2014 compared with 2013 decreased primarily due to higher other operation and maintenance expense driven by the timing and scope of scheduled generation maintenance outages, higher financing costs and higher depreciation expense partially offset by returns on additional environmental capital investments and higher sales volumes. The changes in sales volumes were driven by unusually cold weather in the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items. See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of these special items.

	2015 vs. 2014	2014 vs. 2013

Margins	$54	$36
Other operation and maintenance	(21)	(26)
Depreciation	(10)	(7)
Taxes, other than income	(1)	(3)
Other Income (Expense) - net	2	3
Interest Expense	(5)	(7)
Income Taxes	(5)	(3)
Special items, after-tax		(1)
Total	$14	$(8)

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods. Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2015			2014
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,728		$1,728	$1,737		$1,737
Operating Expenses
Fuel	534		534	561		561
Energy purchases	55		55	111		111
Other operation and maintenance	58	$377	435	52	$356	408
Depreciation	20	200	220	7	190	197
Taxes, other than income	2	27	29	1	26	27
Total Operating Expenses	669	604	1,273	732	572	1,304
Total	$1,059	$(604)	$455	$1,005	$(572)	$433

	2013
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,635		$1,635
Operating Expenses
Fuel	529		529
Energy purchases	81		81
Other operation and maintenance	52	$330	382
Depreciation	3	183	186
Taxes, other than income	1	23	24
Total Operating Expenses	666	536	1,202
Total	$969	$(536)	$433

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) are included above within "Margins" and are not discussed separately.

	2015 vs. 2014	2014 vs. 2013

Retail and wholesale	$(15)	$98
Electric revenue from affiliate	6	4
Fuel	(27)	32
Energy purchases	(5)	1
Energy purchases from affiliate	(51)	29

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2015 vs. 2014	2014 vs. 2013

Pension (a)	$10	$(9)
Plant operations (b)	10	4
Timing and scope of scheduled generation maintenance outages	2	14
Bad debts	(3)	5
Storm costs	(3)	4
Other	11	8
Total	$27	$26

(a)	The increase in 2015 compared with 2014 is attributed to the change in mortality tables and lower discount rates.
(b)	Includes $5 million of Cane Run 7 operations partially offset by $2 million reduction of costs in 2015 due to the retirement of Green River units.

Depreciation

Depreciation increased by $23 million in 2015 compared with 2014 and by $11 million in 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $5 million in 2015 compared with 2014 primarily due to the issuance of $250 million of incremental First Mortgage Bonds in September 2015 and higher interest rates on $250 million of First Mortgage Bonds refinanced by KU.

Interest expense increased by $7 million in 2014 compared with 2013 primarily due to the issuance of $250 million of First Mortgage Bonds in November 2013.

Income Taxes

Income taxes increased by $5 million in 2015 compared with 2014 primarily due to the change in pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

The remainder of this Item 7 in this Form 10-K is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants' cash flows from operations and access to cost effective bank and capital markets are subject to risks and uncertainties. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties that could affect the Registrants' cash flows.

The Registrants had the following at:

		PPL
	PPL (a)	Electric	LKE	LG&E	KU

December 31, 2015
Cash and cash equivalents	$836	$47	$30	$19	$11
Short-term debt	916		265	142	48
Notes payable with affiliates			54

December 31, 2014
Cash and cash equivalents	1,399	214	21	10	11
Short-term investments	120
Short-term debt	836		575	264	236
Notes payable with affiliates			41

December 31, 2013
Cash and cash equivalents	863	25	35	8	21
Notes receivable from affiliates		150	70
Short-term debt	701	20	245	20	150

(a)	At December 31, 2015, $447 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements for additional information on undistributed earnings of WPD.

(PPL)

The Statements of Cash Flows separately report the cash flows of the discontinued operations. The "Operating Activities", "Investing Activities" and "Financing Activities" sections below include only the cash flows of continuing operations.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows.

		PPL
	PPL	Electric	LKE	LG&E	KU
2015
Operating activities	$2,272	$602	$1,063	$554	$608
Investing activities	(3,439)	(1,108)	(1,203)	(689)	(512)
Financing activities	482	339	149	144	(96)

2014
Operating activities	$2,941	$613	$999	$371	$566
Investing activities	(3,826)	(791)	(1,191)	(656)	(603)
Financing activities	262	367	178	287	27

2013
Operating activities	$2,447	$523	$920	$366	$495
Investing activities	(3,664)	(1,080)	(1,502)	(577)	(853)
Financing activities	2,753	442	574	197	358

2015 vs. 2014 Change
Operating activities	$(669)	$(11)	$64	$183	$42
Investing activities	387	(317)	(12)	(33)	91
Financing activities	220	(28)	(29)	(143)	(123)

2014 vs. 2013 Change
Operating activities	$494	$90	$79	$5	$71
Investing activities	(162)	289	311	(79)	250
Financing activities	(2,491)	(75)	(396)	90	(331)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows.

		PPL
	PPL	Electric	LKE	LG&E	KU
2015 vs. 2014
Change - Cash Provided (Used):
Net income	$166	$(11)	$20	$16	$14
Non-cash components	(280)	181	(184)	21	(52)
Working capital	(341)	(148)	335	190	152
Defined benefit plan funding	(115)	(10)	(25)	(13)	(16)
Other operating activities	(99)	(23)	(82)	(31)	(56)
Total	$(669)	$(11)	$64	$183	$42

2014 vs. 2013
Change - Cash Provided (Used):
Net income	$69	$54	$(3)	$6	$(8)
Non-cash components	124	(53)	206	91	166
Working capital	438	7	(129)	(65)	(96)
Defined benefit plan funding	66	70	123	35	60
Other operating activities	(203)	12	(118)	(62)	(51)
Total	$494	$90	$79	$5	$71

(PPL)

PPL had a $669 million decrease in cash from operating activities from continuing operations in 2015 compared with 2014.

•	Net income improved by $166 million between the periods, but included a decrease in net non-cash charges of $280 million. These net non-cash charges included a $238 million decrease in deferred income taxes and $65 million of changes to the WPD line loss accrual. These decreases in non-cash charges were partially offset by $110 million of lower unrealized gains on hedging activities. The net $114 million decrease from net income and non-cash adjustments between the periods was primarily due to lower margins from the U.K. Regulated segment, partially offset by higher margins from the Kentucky and Pennsylvania Regulated segments.
•	The $341 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable (primarily due to a decrease in current income tax expense in 2015), a decrease in accounts payable (primarily due to timing of fuel purchases and payments and unfavorable weather in 2015) partially offset by a decrease in accounts receivable (primarily due to unfavorable weather in 2015).

•	The $99 million decrease in cash provided by other operating activities was primarily due to payments of $101 million for the settlement in 2015 of forward starting interest rate swaps.

PPL had a $494 million increase in cash provided by operating activities from continuing operations in 2014 compared with 2013.

•	Net income improved by $69 million between the periods. This included an additional $124 million of net non-cash charges, including a $279 million increase in deferred income tax expense. These non-cash charges were partially offset by $243 million of higher unrealized gains on hedging activities.
•	The $438 million increase in cash from changes in working capital was partially due to an increase in taxes payable (primarily due an increase in current income tax expense in 2014), a change in uncertain tax positions between the periods and lower growth in accounts receivable and a decline in unbilled revenue.
•	The $166 million decrease in cash from other operating activities was partially due to net proceeds of $104 million for settlement in 2013 of forward starting interest rate swaps.

(PPL Electric)

PPL Electric had an $11 million decrease in cash provided by operating activities in 2015 compared with 2014.

•	Net income decreased by $11 million between the periods and included an additional $181 million of net non-cash charges, primarily due to increases in deferred tax expense and depreciation.
•	The $148 million decrease in cash from changes in working capital was partially due to a decrease in taxes payable (primarily due an increase in current income tax benefits in 2015) and a decrease in accounts payable (primarily due to milder weather and lower energy prices in December 2015), partially offset by a decrease in accounts receivable (primarily due to milder weather in 2015, improved collection performance and higher write-offs).
•	Pension funding was $10 million higher in 2015.

PPL Electric had a $90 million increase in cash provided by operating activities in 2014 compared with 2013.

•	Net income improved by $54 million between the periods. However, this included an additional $53 million of net non-cash benefits, primarily due to a decrease in deferred income tax expense.
•	Pension funding was $70 million lower in 2014.

(LKE)

LKE had a $64 million increase in cash provided by operating activities in 2015 compared with 2014.

•	LKE's non-cash components of net income included a $213 million decrease in deferred income taxes, partially offset by a $28 million increase in depreciation due to additional assets in service in 2015. Deferred income taxes were lower in 2015 as a large portion of the effect of accelerated tax depreciation did not result in cash as a result of the Federal net operating losses.
•	The increase in cash from changes in working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from PPL in 2015 for the use of excess tax depreciation deductions in 2014, decreases in accounts receivable and unbilled revenues due to milder weather in December 2015, a decrease in coal inventory as a result of plant retirements, and a decrease in natural gas stored underground due to lower gas prices in 2015, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments.
•	The decrease in cash from LKE's other operating activities was driven primarily by $88 million in payments for the settlement of interest rate swaps.

LKE had a $79 million increase in cash provided by operating activities in 2014 compared with 2013.

•	LKE's non-cash components of net income included a $195 million increase in deferred income taxes primarily due to an increase in accelerated tax depreciation over book depreciation as a result of additional assets in service in 2014.
•	The decrease in cash from working capital was driven primarily by an increase in income tax receivable and a decrease of income tax payable from PPL as a result of the use of excess tax depreciation deductions, and an increase in inventory due to increased coal purchases in anticipation of a cold December similar to that of 2013, partially offset by decreases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013.
•	The decrease in cash from LKE's other operating activities was driven primarily by $86 million in proceeds from the settlement of interest rate swaps received in 2013.

(LG&E)

LG&E had a $183 million increase in cash provided by operating activities in 2015 compared with 2014.

•	LG&E's non-cash components of net income included an $8 million increase in deferred income taxes and a $5 million increase in depreciation due to additional assets in service in 2015.
•	The increase in cash from changes in working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from LKE in 2015 for the use of excess tax depreciation deductions in 2014, a decrease in accounts receivable from affiliates due to lower fuel costs for jointly owned units compared to an increase in the prior year, a decrease in accounts receivable due to milder weather in December 2015 compared to an increase in the prior year, a decrease in coal inventory as a result of the retirement of Cane Run coal units, and a decrease in natural gas stored underground due to lower gas prices in 2015, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments compared to an increase in the prior year.
•	The decrease in cash from LG&E's other operating activities was driven primarily by $44 million in payments for the settlement of interest rate swaps.

LG&E had a $5 million increase in cash provided by operating activities in 2014 compared with 2013.

•	LG&E's non-cash components of net income included a $92 million increase in deferred income taxes primarily due to an increase in accelerated tax depreciation over book depreciation as a result of additional assets in service in 2014.
•	The decrease in cash from working capital was driven primarily by an increase in income tax receivable from LKE as a result of the use of excess tax depreciation deductions, and an increase in accounts receivable from affiliates, partially offset by decreases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013.
•	The decrease in cash from LG&E's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps received in 2013.

(KU)

KU had a $42 million increase in cash provided by operating activities in 2015 compared with 2014.

•	KU's non-cash components of net income included a $64 million decrease in deferred income taxes, partially offset by a $23 million increase in depreciation due to additional assets in service in 2015. Deferred income taxes were lower in 2015 as a large portion of the effect of accelerated tax depreciation did not result in cash as a result of the Federal net operating losses.
•	The increase in cash from changes in working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from LKE in 2015 for the use of excess tax depreciation deductions in 2014, a decrease in coal inventory as a result of the retirement of Green River coal units, and decreases in accounts receivable and unbilled revenues due to milder weather in December 2015, partially offset by a decrease in accounts payable to affiliates compared to an increase in the prior year due to lower fuel costs for jointly owned units and a decrease in accounts payable due to the timing of fuel purchases and payments.
•	The decrease in cash from KU's other operating activities was driven primarily by $44 million in payments for the settlement of interest rate swaps.

KU had a $71 million increase in cash provided by operating activities in 2014 compared with 2013.

•	KU's non-cash components of net income included a $155 million increase in deferred income taxes primarily due to the utilization of net operating losses and an increase in accelerated tax depreciation over book depreciation as a result of additional assets in service in 2014.
•	The decrease in cash from working capital was driven primarily by an increase in income tax receivable and a decrease of income tax payable from LKE as a result of the use of excess tax depreciation deductions, and an increase in inventory due to increased coal purchases in anticipation of a cold December similar to that of 2013, partially offset by decreases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013 and an increase in accounts payable to affiliates.
•	The decrease in cash from KU's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps received in 2013.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows.

		PPL
	PPL	Electric	LKE	LG&E	KU
2015 vs. 2014
Change - Cash Provided (Used):
Expenditures for PP&E	$141	$(166)	$52	$(33)	$85
Notes receivable with affiliates
activity, net		(150)	(70)
Restricted cash and cash
equivalent activity	(11)
Purchase and sale of
investments, net	256
Other investing activities	1	(1)	6		6
Total	$387	$(317)	$(12)	$(33)	$91

2014 vs. 2013
Change - Cash Provided (Used):
Expenditures for PP&E	$(45)	$(28)	$172	$(79)	$251
Notes receivable with affiliates
activity, net		300	140
Restricted cash and cash
equivalent activity	17
Investment activity, net	(120)
Other investing activities	(14)	17	(1)		(1)
Total	$(162)	$289	$311	$(79)	$250

(PPL)

For PPL, lower project expenditures at WPD and KU were partially offset by higher project expenditures at PPL Electric and LG&E. The decrease in expenditures for WPD was primarily due to a decrease in expenditures to enhance system reliability associated with the end of the DPCR5 price control period and changes in foreign currency exchange rates. The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7 which was put into commercial operation in June 2015, and lower expenditures for environmental air projects and CCR projects at KU's Ghent and E.W. Brown plants. The increase in expenditures for PPL Electric was primarily due to the Northeast Pocono reliability project, smart grid projects and other various projects, partially offset by the completion of the Susquehanna-Roseland transmission project. The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant, partially offset by lower expenditures for the construction of Cane Run Unit 7.

PPL received $136 million during 2015 from the sale of short-term investments.

For PPL, in 2014 compared with 2013, the increase in "Expenditures for PP&E" was partially due to expenditures made in 2014 at WPD (primarily due to projects to enhance system reliability and the effect of foreign currency exchange rates) partially offset by expenditures made in 2013 for the construction of Cane Run Unit 7 for both LG&E and KU.

PPL paid $120 million during 2014 from the purchase of short-term investments.

(PPL Electric)

For PPL Electric, in 2015 compared with 2014, the increase in expenditures was primarily due to the Northeast Pocono reliability project, smart grid projects and other various projects, partially offset by the completion of the Susquehanna-Roseland transmission project.

The changes in "Notes receivable with affiliates, net" resulted from proceeds of $150 million received in 2014 from repayments on a note extended in 2013.

(LKE)

In comparing 2015 with 2014, cash used by investing activities increased as a result of receiving payment from PPL in 2014 for the notes receivable issued in 2013, partially offset by lower PP&E expenditures. An increase in expenditures for LG&E was primarily due to higher expenditures for environmental air projects at the Mill Creek plant, partially offset by lower expenditures for the construction of Cane Run Unit 7. A decrease in expenditures for KU was primarily due to lower expenditures for the construction of Cane Run Unit 7 which was put into commercial operation in June 2015, and lower expenditures for environmental air projects and CCR projects at the Ghent and the E.W. Brown plants.

In comparing 2014 with 2013, cash used by investing activities decreased as a result of the decrease in PP&E expenditures for KU, partially offset by the increase in PP&E expenditures for LG&E. The decrease in expenditures for KU was primarily due to lower expenditures for the construction of Cane Run Unit 7 and CCR projects at the Ghent and the E.W. Brown plants, partially offset by higher expenditures for environmental air projects at the Ghent and the E.W. Brown plants. The increase in expenditures for LG&E was primarily due to environmental air projects at the Mill Creek plant and the gas service riser program, partially offset by lower expenditures for the construction of Cane Run Unit 7.

(LG&E)

In comparing 2015 with 2014, cash used by investing activities increased primarily due to higher expenditures for environmental air projects at the Mill Creek plant, partially offset by lower expenditures for the construction of Cane Run Unit 7 which was put into commercial operation in June 2015.

In comparing 2014 with 2013, cash used by investing activities increased as a result of the increase in expenditures primarily due to environmental air projects at the Mill Creek plant and the gas service riser program, partially offset by lower expenditures for the construction of Cane Run Unit 7.

(KU)

In comparing 2015 with 2014, cash used by investing activities decreased primarily due to lower expenditures for the construction of Cane Run Unit 7 which was put into commercial operation in June 2015, and lower expenditures for environmental air projects and CCR projects at the Ghent and the E.W. Brown plants.

In comparing 2014 with 2013, cash used by investing activities decreased as a result of the decrease in expenditures primarily due to lower expenditures for the construction of Cane Run Unit 7 and CCR projects at the Ghent and the E.W. Brown plants, partially offset by higher expenditures for environmental air projects at the Ghent and the E.W. Brown plants.

(All Registrants)

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2016 through 2020.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows.

		PPL
	PPL	Electric	LKE	LG&E	KU
2015 vs. 2014
Change - Cash Provided (Used):
Debt issuance/retirement, net	$1,177	$(38)	$150	$300	$250
Debt issuance/retirement, affiliate			400
Stock issuances/redemptions, net	(871)
Dividends	(37)	(23)		(7)	(5)
Capital contributions/distributions,
net		12	94	(67)	(91)
Changes in net short-term debt (a)	(53)	20	(668)	(366)	(274)
Other financing activities	4	1	(5)	(3)	(3)
Total	$220	$(28)	$(29)	$(143)	$(123)

		PPL
	PPL	Electric	LKE	LG&E	KU
2014 vs. 2013
Change - Cash Provided (Used):
Debt issuance/retirement, net	$(1,979)	$(62)	$(496)	$(248)	$(248)
Stock issuances/redemptions, net	(263)
Dividends	(89)	(31)		(13)	(24)
Capital contributions/distributions,
net		58	(177)	71	(66)
Changes in net short-term debt (a)	(258)	(40)	276	279	6
Other financing activities	98		1	1	1
Total	$(2,491)	$(75)	$(396)	$90	$(331)

(a)	Includes net increase (decrease) in notes payable with affiliates.

(PPL)

In 2015, PPL required $220 million additional cash from financing activities including the WPD, LG&E and KU long-term debt issuances in 2015, partially offset by lower common stock issuances in 2015.

In 2014, PPL required $2.5 billion less cash from financing activities including the PPL Capital Funding and WPD long-term debt issuances in 2014, lower common stock issuances in 2014 and improvements in cash from operations of $494 million which helped support the significant capital expenditure programs of its subsidiaries.

In 2014, financing activities also included net cash distributions of $1.2 billion to PPL from PPL Energy Supply (discontinued operations) for the proceeds from the PPL Montana hydroelectric generation facilities sale, net of a tax liability payment and proceeds from a tax grant.

In 2013, financing activities also included net cash contributions of $1.2 billion from PPL to PPL Energy Supply (discontinued operations) to fund debt maturities, to repay short-term debt and to terminate the operating lease arrangement for interests in the Montana Colstrip facility and acquire the previously leased interests.

(PPL Electric)

In 2015, PPL Electric required $28 million less cash from financing activities due to the use of cash on hand which helped support the significant capital expenditure program.

In 2014, PPL Electric required $75 million less cash from financing activities to support its significant capital expenditure program, primarily due to the receipt of $150 million on notes receivable from affiliates (as described in "Investing Activities" above) and improvements in cash from operations of $90 million.

(LKE)

In comparing 2015 with 2014, cash provided by financing activities decreased as a result of the repayment of short-term debt, partially offset by the $550 million of additional long-term debt issued by LG&E and KU in 2015 and lower distributions to PPL.

In comparing 2014 with 2013, cash provided by financing activities decreased as a result of the $500 million long-term debt issued by LG&E and KU in November 2013 and higher distributions to PPL, partially offset by an increase in short-term debt and an increase in notes payable with affiliates to fund capital expenditures.

(LG&E)

In comparing 2015 with 2014, cash provided by financing activities decreased as a result of the repayment of short-term debt and lower capital contributions from LKE, partially offset by the $300 million of additional long-term debt issued in 2015.

In comparing 2014 with 2013, cash provided by financing activities increased due to an increase in short-term debt to fund capital expenditures and an increase in contributions from LKE, offset by the $250 million of long-term debt issued in November 2013.

(KU)

In comparing 2015 with 2014, cash provided by financing activities decreased as a result of the repayment of short-term debt and lower capital contributions from LKE, partially offset by the $250 million of additional long-term debt issued in 2015.

In comparing 2014 with 2013, cash provided by financing activities decreased as a result of the $250 million long-term debt issued in November 2013, a decrease of contributions from LKE and higher dividends to LKE.

(All Registrants)

See "Long-term Debt and Equity Securities" below for additional information on current year activity. See "Forecasted Sources of Cash" for a discussion of the Registrants' plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to the Registrants. Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on common securities in the future, as well as the Registrants' maturities of long-term debt.

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2015 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances
Cash Flow Impact:
PPL	$2,236	$1,000	$203
PPL Electric	348	100
LKE (b)	1,450	900
LG&E	550	250
KU	500	250

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Issuances include a $400 million note with PPL Capital Funding. See Note 14 for additional information on intercompany borrowings.

ATM Program (PPL)

During 2015, PPL issued 1,476,700 shares of common stock under the program at an average price of $33.41 per share, receiving net proceeds of $49 million.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Auction Rate Securities (LKE, LG&E and KU)

At December 31, 2015, LG&E's and KU's tax-exempt revenue bonds in the form of auction rate securities total $231 million ($135 million at LG&E and $96 million at KU). These bonds continue to experience failed auctions and the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the period ended December 31, 2015, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.22% (0.20% at LG&E and 0.24% at KU).

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LKE, LG&E and KU anticipate receiving equity contributions from their parent or member in 2016.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2015, the total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

External

			Letters of
			Credit
			and
			Commercial
	Committed		Paper	Unused
	Capacity	Borrowed	Issued	Capacity

PPL Capital Funding Credit Facilities	$750		$471	$279
PPL Electric Credit Facility	300		1	299

LKE Credit Facility	75	$75
LG&E Credit Facility	500		142	358
KU Credit Facilities	598		246	352
Total LKE Consolidated	1,173	75	388	710
Total U.S. Credit Facilities (a) (b) (c)	$2,223	$75	$860	$1,288

Total U.K. Credit Facilities (c) (d) (e)	£1,055	£133		£922

(a)	The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.
(b)	The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 13%, PPL Electric - 12%, LKE - 21%, LG&E - 12% and KU - 37%.
(c)	Each company pays customary fees under its respective syndicated credit facility, as does KU under its letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(d)	The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.
(e)	At December 31, 2015, the unused capacity under the U.K. committed credit facilities was approximately $1.4 billion. The commitments under the U.K.'s credit facilities are provided by a diverse bank group with no one bank providing more than 14% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2015, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Other Used	Unused
	Capacity	Borrowed	Capacity	Capacity

LKE Credit Facility	$225	$54		$171
LG&E Money Pool (a)	500		$142	358
KU Money Pool (a)	500		48	452

(a)	LG&E and KU participate in an intercompany agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has authorized a maximum aggregate short-term debt limit for each utility at $500 million from all covered sources.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	December 31, 2015			December 31, 2014
		Commercial		Commercial
		Paper	Unused	Paper
	Capacity	Issuances	Capacity	Issuances

PPL Capital Funding	$600	$451	$149
PPL Electric	300		300

LG&E	350	142	208	$264
KU	350	48	302	236
Total LKE	700	190	510	500
Total PPL	$1,600	$641	$959	$500

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are currently authorized to incur, subject to market conditions, up to approximately $2 billion of long-term indebtedness in 2016, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

PPL plans to issue not more than $200 million of common stock in 2016.

(PPL Electric)

PPL Electric is currently authorized to incur, subject to market conditions, up to approximately $500 million of long-term indebtedness in 2016, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LKE, LG&E and KU)

LG&E and KU are currently authorized to incur, subject to market conditions, up to approximately $100 million each of long-term indebtedness in 2016, the proceeds of which would be used to fund capital expenditures and for general corporate purposes. LG&E currently plans to remarket, subject to market conditions, a $25 million bond with a put date in 2016.

Contributions from Parent/Member (PPL Electric, LKE, LG&E and KU)

From time to time, LKE's member or the parents of PPL Electric, LG&E and KU make capital contributions to subsidiaries. The proceeds from these contributions are used to fund capital expenditures and for other general corporate purposes and, in the case of LKE, to make contributions to its subsidiaries.

Forecasted Uses of Cash

(All Registrants)

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, the Registrants currently expect to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock, distributions by LKE to their members, and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2016 through 2020. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2016	2017	2018	2019	2020
PPL
Construction expenditures (a) (b)
Generating facilities	$679	$126	$143	$131	$134	$145
Distribution facilities	9,538	2,000	1,881	1,828	1,886	1,943
Transmission facilities	3,896	790	802	771	712	821
Environmental	1,947	404	349	442	398	354
Other	357	89	80	65	61	62
Total Capital Expenditures	$16,417	$3,409	$3,255	$3,237	$3,191	$3,325
PPL Electric (a) (b)
Distribution facilities	$2,049	$465	$428	$383	$386	$387
Transmission facilities	3,283	700	694	660	599	630
Total Capital Expenditures	$5,332	$1,165	$1,122	$1,043	$985	$1,017
LKE (b)
Generating facilities	$679	$126	$143	$131	$134	$145
Distribution facilities	1,324	255	265	251	275	278
Transmission facilities	613	90	107	111	114	191
Environmental	1,947	404	349	442	398	354
Other	314	80	70	57	53	54
Total Capital Expenditures	$4,877	$955	$934	$992	$974	$1,022
LG&E (b)
Generating facilities	$302	$73	$72	$46	$54	$57
Distribution facilities	776	162	156	148	154	156
Transmission facilities	152	22	28	29	31	42
Environmental	935	229	139	181	207	179
Other	136	39	28	22	24	23
Total Capital Expenditures	$2,301	$525	$423	$426	$470	$457
KU (b)
Generating facilities	$377	$53	$71	$85	$80	$88
Distribution facilities	548	93	109	103	121	122
Transmission facilities	461	68	79	82	83	149
Environmental	1,011	175	210	261	191	174
Other	170	39	40	33	28	30
Total Capital Expenditures	$2,567	$428	$509	$564	$503	$563

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $88 million for PPL and $57 million for PPL Electric.
(b)	The 2016 total excludes amounts included in accounts payable as of December 31, 2015.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. For the years presented, this table includes PPL Electric's asset optimization program to replace aging transmission and distribution assets. This table also includes LKE's environmental projects related to existing and proposed EPA compliance standards excluding the Clean Power Plan (actual costs may be significantly lower or higher depending on the final requirements and market conditions; most environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism). See Note 6 to the Financial Statements for information on LG&E's and KU's ECR mechanism and CPCN filing, and Note 8 to the Financial Statements for information on significant development plans.

In addition to cash on hand and cash from operations, the Registrants plan to fund capital expenditures in 2016 with proceeds from the sources noted below.

Source	PPL	PPL Electric	LKE	LG&E	KU

Issuance of common stock	X
Issuance of long-term debt securities	X	X
Equity contributions from parent/member		X	X	X	X
Short-term debt	X	X	X	X	X

X = Expected funding source.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2015, estimated contractual cash obligations were as follows.

	Total	2016	2017 - 2018	2019 - 2020	After 2020

PPL
Long-term Debt (a)	$19,171	$485	$642	$1,341	$16,703
Interest on Long-term Debt (b)	16,206	863	1,688	1,669	11,986
Operating Leases (c)	141	33	52	25	31
Purchase Obligations (d)	3,135	1,108	858	378	791
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	430	328	102
Total Contractual Cash Obligations	$39,083	$2,817	$3,342	$3,413	$29,511
PPL Electric
Long-term Debt (a)	$2,864			$100	$2,764
Interest on Long-term Debt (b)	2,693	$129	$258	258	2,048
Purchase Obligations (d)	122	24	49	49
Total Contractual Cash Obligations	$5,679	$153	$307	$407	$4,812
LKE
Long-term Debt (a)	$5,135	$25	$292	$1,015	$3,803
Interest on Long-term Debt (b)	3,555	198	395	395	2,567
Operating Leases (c)	112	25	44	21	22
Coal and Natural Gas Purchase
Obligations (g)	1,822	657	733	268	164
Unconditional Power Purchase
Obligations (h)	765	26	54	57	628
Construction Obligations (i)	274	257	15	2
Pension Benefit Plan Obligations (e)	30	30
Other Obligations	88	78	7	3
Total Contractual Cash Obligations	$11,781	$1,296	$1,540	$1,761	$7,184
LG&E
Long-term Debt (a)	$1,659	$25	$292	$40	$1,302
Interest on Long-term Debt (b)	1,300	65	124	119	992
Operating Leases (c)	62	14	27	11	10
Coal and Natural Gas Purchase
Obligations (g)	893	312	320	145	116
Unconditional Power Purchase
Obligations (h)	530	18	38	39	435
Construction Obligations (i)	163	154	9
Pension Benefit Plan Obligations (e)	11	11
Other Obligations	24	20	3	1
Total Contractual Cash Obligations	$4,642	$619	$813	$355	$2,855
KU
Long-term Debt (a)	$2,351			$500	$1,851
Interest on Long-term Debt (b)	1,961	$90	$186	190	1,495
Operating Leases (c)	47	10	16	10	11
Coal and Natural Gas Purchase
Obligations (g)	929	345	413	123	48
Unconditional Power Purchase
Obligations (h)	235	8	16	18	193
Construction Obligations (i)	88	80	6	2
Pension Benefit Plan Obligations (e)	9	9
Other Obligations	26	20	4	2
Total Contractual Cash Obligations	$5,646	$562	$641	$845	$3,598

(a)	Reflects principal maturities based on stated maturity or earlier put dates. See Note 7 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU. The Registrants do not have any significant capital lease obligations.
(b)	Assumes interest payments through stated maturity or earlier put dates. For PPL, LKE, LG&E and KU the payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and for PPL, payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.
(c)	See Note 9 to the Financial Statements for additional information.
(d)	The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Primarily includes as applicable, the purchase obligations of electricity, coal, nuclear fuel and limestone as well as certain construction expenditures, which are also included in the Capital Expenditures table presented above.
(e)	The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2013. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit. The amounts also include contributions made or committed to be made in 2016 for PPL's and LKE's U.S. pension plans (for PPL Electric, LG&E and KU includes their share of these amounts). Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required. See Note 11 to the Financial Statements for a discussion of expected contributions.
(f)	At December 31, 2015, total unrecognized tax benefits of $5 million for PPL were excluded from this table as management cannot reasonably estimate the amount and period of future payments.
(g)	Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 13 to the Financial Statements for additional information.

(h)	Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 13 to the Financial Statements for additional information.
(i)	Represents construction commitments, including commitments for the LG&E's Mill Creek and KU's Ghent and E.W. Brown environmental air projects, LG&E's and KU's E.W. Brown Solar Unit, KU's E.W. Brown landfill and LG&E's Ohio Falls refurbishment which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings. In November 2015, PPL declared its quarterly common stock dividend, payable January 4, 2016, at 37.75 cents per share (equivalent to $1.51 per annum). On February 4, 2016, PPL announced that the company is increasing its common stock dividend to 38 cents per share on a quarterly basis (equivalent to $1.52 per annum). Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors at the time. Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2015, no interest payments were deferred.

See Note 8 for information regarding the June 1, 2015 distribution to PPL's shareowners of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

(PPL Electric, LKE, LG&E and KU)

From time to time, as determined by their respective Board of Directors or Board of Managers, the Registrants pay dividends or distributions, as applicable, to their respective shareholders or members. Certain of the credit facilities of PPL Electric, LKE, LG&E and KU include minimum debt covenant ratios that could effectively restrict the payment of dividends or distributions.

(All Registrants)

See Note 7 to the Financial Statements for these and other restrictions related to distributions on capital interests for the Registrants and their subsidiaries.

Purchase or Redemption of Debt Securities

The Registrants will continue to evaluate outstanding debt securities and may decide to purchase or redeem these securities in open market or privately negotiated transactions, in exchange transactions or otherwise, depending upon prevailing market conditions, available cash and other factors, and may be commenced or suspended at any time. The amounts involved may be material.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings of the debt of the Registrants and their subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of the Registrants and their subsidiaries are based on information provided by the Registrants and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.

The credit ratings of the Registrants and their subsidiaries affect their liquidity, access to capital markets and cost of borrowing under their credit facilities. A downgrade in the Registrants' or their subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets. The Registrants and their subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2015.

	Senior Unsecured		Senior Secured		Commercial Paper

Issuer	Moody's	S&P	Moody's	S&P	Moody's	S&P

PPL
PPL Capital Funding	Baa2	BBB+			P-2	A-2
WPD plc	Baa3	BBB+
WPD (East Midlands)	Baa1	A-
WPD (West Midlands)	Baa1	A-
WPD (South Wales)	Baa1	A-
WPD (South West)	Baa1	A-

PPL and PPL Electric
PPL Electric			A1	A	P-2	A-2

PPL and LKE
LKE	Baa1	BBB+
LG&E			A1	A	P-2	A-2
KU			A1	A	P-2	A-2

The rating agencies have taken the following actions related to the Registrants and their subsidiaries.

In January 2015, Fitch withdrew its ratings for PPL, PPL Capital Funding, PPL Electric, LKE, LG&E, and KU.

(PPL)

In May 2015, Moody's upgraded the following ratings with a stable outlook:

•	the long-term issuer rating from Baa3 to Baa2 for PPL;
•	the senior unsecured rating from Baa3 to Baa2 for PPL Capital Funding; and
•	the junior subordinated rating from Ba1 to Baa3 for PPL Capital Funding.

In May 2015, Fitch affirmed and withdrew its ratings for PPL UK Distribution Holdings Limited (formerly known as PPL WW), WPD (South Wales) and WPD (South West).

In June 2015, S&P upgraded the following ratings with a stable outlook:

•	the long-term issuer rating from BBB to A- for PPL;
•	the senior unsecured rating from BBB- to BBB+ for PPL Capital Funding; and
•	the junior subordinated rating from BB+ to BBB for PPL Capital Funding

In June 2015, S&P affirmed the short-term issue ratings for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD

(South Wales) and WPD (South West). S&P also upgraded the following ratings with a stable outlook:

•	the long-term issuer rating from BBB to A- for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West);
•	the senior unsecured rating from BBB- to BBB+ for WPD plc; and
•	the senior unsecured rating from BBB to A- for WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West).

In August 2015, S&P affirmed its ratings with a stable outlook for WPD plc, WPD (East Midlands), WPD (West Midlands),

WPD (South Wales) and WPD (South West).

In October 2015, Moody's and S&P assigned ratings of P-2 and A-2 to PPL Capital Funding's $600 million commercial paper program. S&P also assigned a short-term issuer rating of A-2 to PPL.

In November 2015, Moody's and S&P assigned ratings of Baa3 and BBB+ to WPD plc's £500 million 3.625% Senior Unsecured Notes due 2023.

In November 2015, Moody's withdrew its short-term ratings for WPD plc, WPD (East Midlands) and WPD (South West).

(PPL and PPL Electric)

In May 2015, Moody's affirmed its ratings and revised its outlook to positive for PPL Electric.

In June 2015, S&P affirmed its commercial paper rating and upgraded the following ratings with a stable outlook for PPL Electric:

•	the long-term issuer rating from BBB to A-; and
•	the senior secured rating from A- to A.

In September 2015, Moody's affirmed its commercial paper rating and upgraded the following ratings with a stable outlook for PPL Electric:

•	the long-term issuer rating from Baa1 to A3; and
•	the senior secured rating from A2 to A1.

In September 2015, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $350 million 4.15% First Mortgage Bonds due 2045.

(PPL, LKE, LG&E and KU)

In May 2015, Moody's upgraded the following ratings with a stable outlook for LKE:

•	the long-term issuer rating from Baa2 to Baa1; and
•	the senior unsecured rating from Baa2 to Baa1.

In June 2015, S&P affirmed its commercial paper ratings for LG&E and KU. S&P also upgraded the following ratings with a stable outlook:

•	the long-term issuer ratings from BBB to A- for LKE, LG&E and KU;
•	the senior secured ratings from A- to A for LG&E and KU; and
•	the senior unsecured rating from BBB- to BBB+ for LKE.

In June 2015, S&P upgraded its ratings from AA+ to AAA for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds and removed them from CreditWatch with positive implications.

In September 2015, Moody's and S&P assigned ratings of A1 and A to LG&E's $300 million 3.30% First Mortgage Bonds due 2025, LG&E's $250 million 4.375% First Mortgage Bonds due 2045, KU's $250 million 3.30% First Mortgage Bonds due 2025 and KU's $250 million 4.375% First Mortgage Bonds due 2045.

Ratings Triggers

(PPL)

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event for each company. These notes totaled £4.4 billion (approximately $6.6 billion) nominal value at December 31, 2015.

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 17 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at December 31, 2015.

Guarantees for Subsidiaries (PPL)

PPL guarantees certain consolidated affiliate financing arrangements. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, accelerate maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to relevant funding sources. See Note 13 to the Financial Statements for additional information about guarantees.

Off-Balance Sheet Arrangements (All Registrants)

The Registrants have entered into certain agreements that may contingently require payment to a guaranteed or indemnified party. See Note 13 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

(All Registrants)

See Notes 1, 16, and 17 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

Interest Rate Risk

The Registrants and their subsidiaries issue debt to finance their operations, which exposes them to interest rate risk. The Registrants and their subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolios due to changes in the absolute level of interest rates.

The following interest rate hedges were outstanding at December 31.

	2015				2014
			Effect of a				Effect of a
		Fair Value,	10% Adverse	Maturities		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Ranging	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)	Through	Hedged	(Liability) (a)	in Rates (b)
PPL
Cash flow hedges
Interest rate swaps (c)	$300	$(24)	$(7)	2026	$1,600	$(108)	$(59)
Cross-currency swaps (d)	1,262	87	(152)	2028	1,262	27	(165)
Economic hedges
Interest rate swaps (e)	179	(48)	(2)	2033	179	(49)	(3)
LKE
Cash flow hedges
Interest rate swaps (c)					1,000	(66)	(44)
Economic hedges
Interest rate swaps (e)	179	(48)	(2)	2033	179	(49)	(3)
LG&E
Cash flow hedges
Interest rate swaps (c)					500	(33)	(22)
Economic hedges
Interest rate swaps (e)	179	(48)	(2)	2033	179	(49)	(3)
KU
Cash flow hedges
Interest rate swaps (c)					500	(33)	(22)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.
(c)	Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.

(d)	Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes. Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(e)	Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2015 and 2014 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates
	2015	2014

PPL	$710	$707
PPL Electric	152	132
LKE	192	138
LG&E	69	44
KU	104	82

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates.  Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at December 31.

	2015				2014
			Effect of a 10%				Effect of a 10%
		Fair Value,	Adverse Movement	Maturities		Fair Value,	Adverse Movement
	Exposure	Net - Asset	in Foreign Currency	Ranging	Exposure	Net - Asset	in Foreign Currency
	Hedged	(Liability)	Exchange Rates (a)	Through	Hedged	(Liability)	Exchange Rates (a)

Net investment
hedges (b)	£50	$10	$(7)	2016	£217	$17	$(34)
Economic
hedges (c)	1,831	198	(246)	2017	1,368	111	(193)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)	To economically hedge the translation of expected earnings denominated in GBP.

Commodity Price Risk (Non-trading)

(PPL, LKE, LG&E and KU)

LG&E's and KU's retail electric rates, LG&E's natural gas rates and KU's municipal wholesale electric rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, LG&E and KU are subject to commodity price risk for only a small portion of their business operations. LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers. See Note 17 to the Financial Statements for additional information.

(PPL and PPL Electric)

PPL Electric is exposed to market price and volumetric risks from its obligation as a PLR. The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation. This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk. PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement energy supply contracts for the majority of its PLR obligations. These supply contracts transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

(All Registrants)

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that the Registrants would incur a loss as a result of nonperformance by counterparties of their contractual obligations. The Registrants maintain credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, the Registrants, as applicable, have concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact the Registrants' overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

(PPL and PPL Electric)

In 2013, the PUC approved PPL Electric's PLR procurement plan for the period of June 2013 through May 2015. To date, PPL Electric has conducted all of its planned competitive solicitations. In 2014, PPL Electric filed a request with the PUC for approval of PPL Electric's PLR procurement plan for the period of June 2015 through May 2017, which was approved in January 2015.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit. In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market. All incremental costs incurred by PPL Electric would be recoverable from customers in future rates. At December 31, 2015, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement. A small portion of bidders were required to post an insignificant amount of collateral under the Agreement. There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Notes 14, 16 and 17 to the Financial Statements for additional information on the competitive solicitation process, the Agreement, credit concentration and credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. In 2015, changes in this exchange rate resulted in a foreign currency translation loss of $240 million, which primarily reflected a $589 million decrease to PP&E and goodwill offset by a decrease of $349 million to net liabilities. In 2014, changes in this exchange rate resulted in a foreign currency translation loss of $290 million, which primarily reflected a $680 million decrease to PP&E and goodwill offset by a decrease of $390 million to net liabilities. In 2013, changes in this exchange rate resulted in a foreign currency translation gain of $150 million, which primarily reflected a $330 million increase to PP&E and goodwill offset by an increase of $180 million to net liabilities. The impact of foreign currency translation is recorded in AOCI.

(All Registrants)

Related Party Transactions

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 14 to the Financial Statements for additional information on related party transactions for PPL Electric, LKE, LG&E and KU.

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 to the Financial Statements for information on the more significant activities.

(PPL)

See Note 8 to the Financial Statements for information on the spinoff of PPL Energy Supply.

Environmental Matters

(All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses. The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be significant. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services. Increased capital and operating and maintenance expenses are subject to rate recovery. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

See Note 13 to the Financial Statements for a discussion of the more significant environmental matters including:

•	Legal Matters,
•	Climate Change,
•	Coal Combustion Residuals,
•	Effluent Limitations Guidelines,
•	Mercury and Air Toxics Standards,
•	National Ambient Air Quality Standards, and
•	Superfund and Other Remediation.

Additionally, see "Item 1. Business - Environmental Matters" for additional information on environmental matters.

(PPL, LKE, LG&E and KU)

Coal Combustion Residuals (CCRs)

In October 2015, the EPA's final rule regulating CCRs became effective. In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs of $228 million during 2015. See Note 19 to the Financial Statements for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results and regulatory or legal proceedings. See Note 6 for details surrounding the CPCN and ECR filings that request rate recovery of the costs related to this rule.

(All Registrants)

Competition

See "Competition" under each of PPL's reportable segments in "Item 1. Business - General - Segment Information" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting the Registrants.

New Accounting Guidance

See Notes 1 and 21 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements). Senior management has reviewed with PPL's Audit Committee these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them.

Price Risk Management (PPL)

See "Price Risk Management" in Note 1 to the Financial Statements, as well as "Financial Condition - Risk Management" above.

Defined Benefits

(All Registrants)

Certain of the Registrants' subsidiaries sponsor or participate in, as applicable, various qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. These plans are applicable to the majority of the Registrants' employees (based on eligibility for their applicable plans). The Registrants and certain of their subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets. See Notes 6 and 11 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

Plan Sponsor	PPL	PPL Electric	LKE	LG&E	KU

PPL Services	S	P
WPD (a)	S
LKE			S	P	P
LG&E				S

(a)	Does not sponsor or participate in other postretirement benefits plans.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets. As such, annual net periodic defined benefit costs are recorded in current earnings or regulatory assets based on estimated results. Any differences between actual and estimated results are recorded in AOCI, or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities, for amounts that are expected to be recovered through regulated customer rates. These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods. The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans. The primary assumptions are:

•	Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•	Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets that will be earned over the life of the plan. These projected returns reduce the net benefit costs the Registrants record currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In addition to the economic assumptions above that are evaluated annually, Management must also make assumptions regarding the life expectancy of employees covered under their defined benefit pension and other postretirement benefit plans. At December 31, 2014, the plan sponsors adopted the new mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all U.S. defined benefit pension and other postretirement benefit plans. In addition, plan sponsors updated the basis for estimating projected mortality improvements and selected the IRS BB-2D two-dimensional improvement scale on a generational basis for all U.S. defined benefit pension and other postretirement benefit plans. These new mortality assumptions reflect the recognition of both improved life expectancies and the expectation of continuing improvements in life expectancies. The use of the new base tables and improvement scale resulted in an increase to U.S. defined benefit pension and other postretirement benefit obligations, an increase to future expense and a decrease to funded status.

(PPL)

In selecting the discount rate for its U.K. pension plans, WPD starts with a cash flow analysis of the expected benefit payment stream for its plans. These plan-specific cash flows are matched against a spot-rate yield curve to determine the assumed discount rate. The spot-rate yield curve uses an iBoxx British pounds sterling denominated corporate bond index as its base. From this base, those bonds with the lowest and highest yields are eliminated to develop an appropriate subset of bonds. Historically, WPD used the single weighted-average discount rate derived from the spot rates used to discount the benefit obligation. Concurrent with the annual remeasurement of plan assets and obligations at December 31, 2015, WPD will begin using individual spot rates to measure service cost and interest cost beginning with the calculation of 2016 net periodic defined benefit cost.

An individual bond matching approach, which is used for the U.S. pension plans as discussed below, is not used for the U.K. pension plans because the universe of bonds in the U.K. is not deep enough to adequately support such an approach.

(All Registrants)

In selecting the discount rates for U.S. defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans. The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds. This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds. Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.

To determine the expected return on plan assets, plan sponsors project the long-term rates of return on plan assets using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

In selecting a rate of compensation increase, plan sponsors consider past experience in light of movements in inflation rates.

The following table provides the weighted-average assumptions used for discount rate, expected return on plan assets and rate of compensation increase at December 31.

Assumption / Registrant	2015	2014
Discount rate
Pension - PPL (U.S.)	4.59%	4.25%
Pension - PPL (U.K.)	3.68%	3.85%
Pension - LKE	4.56%	4.25%
Pension - LG&E	4.49%	4.20%
Other Postretirement - PPL	4.48%	4.09%
Other Postretirement - LKE	4.49%	4.06%

Expected return on plan assets
Pension - PPL (U.S.)	7.00%	7.00%
Pension - PPL (U.K.)	7.20%	7.19%
Pension - LKE	7.00%	7.00%
Pension - LG&E	7.00%	7.00%
Other Postretirement - PPL	6.11%	6.06%
Other Postretirement - LKE	6.82%	6.85%

Assumption / Registrant	2015	2014
Rate of compensation increase
Pension - PPL (U.S.)	3.93%	3.91%
Pension - PPL (U.K.)	4.00%	4.00%
Pension - LKE	3.50%	3.50%
Other Postretirement - PPL	3.91%	3.86%
Other Postretirement - LKE	3.50%	3.50%

In selecting health care cost trend rates, plan sponsors consider past performance and forecasts of health care costs. At December 31, 2015, the health care cost trend rate for all plans was 6.8% for 2016, gradually declining to an ultimate trend rate of 5.0% in 2020.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities. At December 31, 2015, the defined benefit plans were recorded in the Registrants' financial statements as follows.

	PPL	PPL Electric	LKE	LG&E	KU

Balance Sheet:
Regulatory assets (a)	$809	$469	$340	$215	$125
Regulatory liabilities	24		24		24
Pension liabilities	1,415	183	299	55	46
Other postretirement and postemployment
benefit liabilities	217	67	128	77	42
AOCI (pre-tax)	2,977		74

Statement of Income:
Defined benefits expense	$58	$15	$38	$12	$10
Increase (decrease) from
prior year	12	1	14	3	5

(a)	As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15 year amortization period for actuarial gains and losses is recorded as a regulatory asset. As of December 31, 2015, the balances were $10 million for PPL and LKE, $6 million for LG&E and $4 million for KU. See Note 6 for additional information.

The following tables reflect changes in certain assumptions based on the Registrants' primary defined benefit plans. The tables reflect either an increase or decrease in each assumption. The inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities by a similar amount in the opposite direction. The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

Actuarial assumption

Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
	Defined Benefit	AOCI	Net Regulatory	Defined Benefit
Actuarial assumption	Liabilities	(pre-tax)	Assets	Costs
PPL
Discount rate	$483	$388	$95	$42
Expected return on plan assets	n/a	n/a	n/a	27
Rate of compensation increase	65	54	11	12
Health care cost trend rate (a)	6	1	5

PPL Electric
Discount rate	56		56	5
Expected return on plan assets	n/a		n/a	4
Rate of compensation increase	6		6	2
Health care cost trend rate (a)	1		1

	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
	Defined Benefit	AOCI	Net Regulatory	Defined Benefit
Actuarial assumption	Liabilities	(pre-tax)	Assets	Costs
LKE
Discount rates	62	24	38	9
Expected return on plan assets	n/a	n/a	n/a	3
Rate of compensation increase	10	5	5	2
Health care cost trend rate (a)	5	1	4

LG&E
Discount rates	21	n/a	21	3
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	2	n/a	2
Health care cost trend rate (a)	1	n/a	1

KU
Discount rates	17	n/a	17	3
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	3	n/a	3	1
Health care cost trend rate (a)	3	n/a	3

(a)	Only impacts other postretirement benefits.

Goodwill Impairment (PPL, LKE, LG&E and KU)

Goodwill is tested for impairment at the reporting unit level. PPL has determined its reporting units to be at the same level as its reportable segments. LKE, LG&E and KU each operate within a single reportable segment and single reporting unit. A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value. Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

PPL, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test. If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, PPL, LKE, LG&E and KU determine whether a potential impairment exists by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill, on the measurement date. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination. That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.

PPL elected to perform the two-step quantitative impairment test of goodwill for all its reporting units in the fourth quarter of 2015. Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows include discount and growth rates, outcomes of future rate filings, projected operating and capital cash flows and the fair value of debt. Projected operating and capital cash flows is based on PPL's internal business plan, which assumes the occurrence of certain events in the future. Significant assumptions used in the market multiples include utility sector market performance and comparable transactions.

Goodwill was $3.6 billion at December 31, 2015, which consists of $2.9 billion related to the acquisition of WPD and $662 million related to the acquisition of LKE. Applying an appropriate weighting to both the discounted cash flow and market multiple valuations for the most recent impairment tests performed as of October 1, 2015, did not require the second-step assessment and did not result in any impairment.

A high degree of judgment is required in developing estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate by 0.25%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for these reporting units.

Loss Accruals (All Registrants)

Losses are accrued for the estimated impacts of various conditions, situations or circumstances involving uncertain or contingent future outcomes. For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that a loss has been incurred, given the likelihood of the uncertain future outcomes, and (2) the amount of the loss can be reasonably estimated. Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur." The accrual of contingencies that might result in gains is not recorded unless recovery is assured. Potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events are continuously assessed.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects require significant judgment by management. Internal expertise and outside experts (such as lawyers and engineers) are consulted, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Certain other events have been identified that could give rise to a loss, but that do not meet the conditions for accrual. Such events are disclosed, but not recorded, when it is "reasonably possible" that a loss has been incurred. Accounting guidance defines "reasonably possible" as cases in which "the future event or events occurring is more than remote, but less than likely to occur."

When an estimated loss is accrued, the triggering events for subsequently adjusting the loss accrual are identified, where applicable. The triggering events generally occur when new information becomes known, the contingency has been resolved and the actual loss is settled or written off, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the adjustment of certain recorded loss accruals:

•	Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•	Environmental and other litigation contingencies are reduced when the contingency is resolved and actual payments are made, a better estimate of the loss is determined or the loss is no longer considered probable.

•	Actions or decisions by certain regulators could result in a better estimate of a previously recorded loss accrual.

Loss accruals are reviewed on a regular basis to assure that the recorded probable loss exposures are appropriate. This involves ongoing communication and analyses with internal and external legal counsel, engineers, business unit management and other parties.

See Notes 6 and 13 to the Financial Statements for disclosure of loss contingencies accrued and other potential loss contingencies that have not met the criteria for accrual.

Asset Retirement Obligations (PPL, LKE, LG&E and KU)

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets. The initial obligation is measured at its estimated fair value. An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense over the useful life of the asset. For LG&E and KU, costs of removal are collected in rates, and therefore the accretion and depreciation expenses related to an ARO are recorded as a regulatory asset, such that there is no earnings impact.

See Note 19 to the Financial Statements for additional information on AROs.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed using an expected present value technique based on assumptions of market participants that consider estimated retirement costs in current period dollars that are inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements. Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset.

At December 31, 2015, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total
	ARO	Amount
	Recorded	Recorded	% of Total	Description

PPL	$586	$430	73	Ash ponds, landfills and natural gas mains

LKE	535	430	80	Ash ponds, landfills and natural gas mains
LG&E	175	102	58	Ash ponds, landfills and natural gas mains
KU	360	328	91	Ash ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including the settlement dates and the timing of cash flows), the discount rates and the inflation rates. At December 31, 2015, a 10% change to retirement cost would increase the ARO liabilities by $44 million. A 0.25% decrease in the discount rate would increase the ARO liabilities by $6 million and a 0.25% increase in the inflation rate would increase the ARO liabilities by $6 million. For PPL, there would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions. As noted above, these factors do not impact the Statements of Income of LKE, LG&E and KU.

Income Taxes (All Registrants)

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

Significant management judgment is required to determine the amount of benefit recognized related to an uncertain tax position. Tax positions are evaluated following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, uncertain tax positions are reassessed by considering information known as of the reporting date. Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future. Unrecognized tax benefits are classified as current to the extent management expects to settle an uncertain tax position by payment or receipt of cash within one year of the reporting date.

At December 31, 2015, no significant changes in unrecognized tax benefits are projected over the next 12 months.

The need for valuation allowances to reduce deferred tax assets also require significant management judgment. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position. Management also considers the uncertainty posed by political risk and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

See Note 5 to the Financial Statements for income tax disclosures, including management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested. Based on this conclusion, PPL Global does not record U.S. income taxes on WPD's undistributed earnings.

Regulatory Assets and Liabilities

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem. As the regulatory model is incentive-based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP for entities subject to cost-based rate regulation. Therefore, the accounting treatment of adjustments to base demand revenue and/or allowed revenue is evaluated based on revenue recognition and contingency guidance. See Note 1 to the Financial Statements for additional information.

(All Registrants)

PPL Electric, LG&E and KU, are subject to cost-based rate regulation. As a result, the effects of regulatory actions are required to be reflected in the financial statements. Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the regulatory asset would be written-off. Additionally, the regulatory agencies can provide flexibility in the manner and timing of recovery of regulatory assets.

At December 31, 2015, regulatory assets and regulatory liabilities were recorded as reflected in the table below. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

		PPL
	PPL	Electric	LKE	LG&E	KU

Regulatory assets	$1,781	$1,019	$762	$440	$322
Regulatory liabilities	1,090	135	955	444	511

See Note 6 to the Financial Statements for additional information on regulatory assets and liabilities.

Revenue Recognition - Unbilled Revenue (PPL Electric, LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. For LG&E and KU, such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data and where applicable, the impact of weather normalization or other regulatory provisions of rate structures. For PPL Electric, unbilled revenue amounts reflect actual deliveries since the date of the last billed meter reading multiplied by the estimated average cents per kWh. At December 31, unbilled revenues recorded on the Balance Sheets were as follows.

	2015	2014

PPL Electric	$91	$113
LKE	147	167
LG&E	67	76
KU	80	91

Other Information (All Registrants)

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services, tax services and other services permitted by Sarbanes-Oxley and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Reference is made to "Risk Management" for the Registrants in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PPL Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PPL Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowner of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member of LG&E and KU Energy LLC

We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LG&E and KU Energy LLC and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Louisville Gas and Electric Company

We have audited the accompanying balance sheets of Louisville Gas and Electric Company as of December 31, 2015 and 2014, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisville Gas and Electric Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Kentucky Utilities Company

We have audited the accompanying balance sheets of Kentucky Utilities Company as of December 31, 2015 and 2014, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 19, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2015	2014	2013

Operating Revenues	$7,669	$7,852	$7,263

Operating Expenses
Operation
Fuel	863	965	895
Energy purchases	855	924	856
Other operation and maintenance	1,938	1,856	1,810
Depreciation	883	923	843
Taxes, other than income	299	317	298
Total Operating Expenses	4,838	4,985	4,702

Operating Income	2,831	2,867	2,561

Other Income (Expense) - net	108	105	(55)

Interest Expense	871	843	778

Income from Continuing Operations Before Income Taxes	2,068	2,129	1,728

Income Taxes	465	692	360

Income from Continuing Operations After Income Taxes	1,603	1,437	1,368

Income (Loss) from Discontinued Operations (net of income taxes)	(921)	300	(238)

Net Income	$682	$1,737	$1,130

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$2.38	$2.19	$2.24
Diluted	$2.37	$2.16	$2.12
Net Income Available to PPL Common Shareowners:
Basic	$1.01	$2.64	$1.85
Diluted	$1.01	$2.61	$1.76

Dividends Declared Per Share of Common Stock	$1.50	$1.49	$1.47

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	669,814	653,504	608,983
Diluted	672,586	665,973	663,073

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2015	2014	2013

Net income	$682	$1,737	$1,130

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $1, ($8), $4	(234)	(275)	138
Available-for-sale securities, net of tax of ($9), ($39), ($72)	8	35	67
Qualifying derivatives, net of tax of $0, $23, ($41)	26	(10)	45
Defined benefit plans:
Prior service costs, net of tax of $6, ($4), ($1)	(9)	5	2
Net actuarial gain (loss), net of tax of $67, $225, ($73)	(366)	(509)	71
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $7, $4	(2)	(6)	(6)
Qualifying derivatives, net of tax of ($15), $23, $80	2	(64)	(83)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($3), ($4)		4	6
Net actuarial loss, net of tax of ($46), ($34), ($49)	146	111	135
Total other comprehensive income (loss)	(430)	(709)	375

Comprehensive income	$252	$1,028	$1,505

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$682	$1,737	$1,130
Loss (income) from discontinued operations (net of income taxes)	921	(300)	238
Income from continuing operations (net of income taxes)	1,603	1,437	1,368
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by (used in) operating activities - continuing operations
Depreciation	883	923	843
Amortization	59	65	66
Defined benefit plans - expense	56	48	125
Deferred income taxes and investment tax credits	428	666	387
Unrealized (gains) losses on derivatives, and other hedging activities	(77)	(187)	56
Adjustment to WPD line loss accrual		65	45
Other	17	66
Change in current assets and current liabilities
Accounts receivable	47	(123)	(211)
Accounts payable	(116)	40	127
Unbilled revenues	54	22	(56)
Prepayments	(23)	87	39
Taxes payable	(175)	161	51
Uncertain tax positions	(17)		(112)
Other	99	23	(66)
Other operating activities
Defined benefit plans - funding	(499)	(384)	(450)
Settlement of interest rate swaps	(101)		104
Other assets	(19)	9	11
Other liabilities	53	23	120
Net cash provided by (used in) operating activities - continuing operations	2,272	2,941	2,447
Net cash provided by (used in) operating activities - discontinued operations	343	462	409
Net cash provided by (used in) operating activities	2,615	3,403	2,856
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,533)	(3,674)	(3,629)
Expenditures for intangible assets	(37)	(49)	(53)
Purchases of other investments		(120)
Proceeds from the sale of other investments	136
Net (increase) decrease in restricted cash and cash equivalents	8	19	2
Other investing activities	(13)	(2)	16
Net cash provided by (used in) investing activities - continuing operations	(3,439)	(3,826)	(3,664)
Net cash provided by (used in) investing activities - discontinued operations	(149)	497	(631)
Net cash provided by (used in) investing activities	(3,588)	(3,329)	(4,295)
Cash Flows from Financing Activities
Issuance of long-term debt	2,236	296	2,038
Retirement of long-term debt	(1,000)	(237)
Repurchase of common stock			(74)
Issuance of common stock	203	1,074	1,411
Payment of common stock dividends	(1,004)	(967)	(878)
Contract adjustment payments on Equity Units		(22)	(82)
Net increase (decrease) in short-term debt	94	147	405
Other financing activities	(47)	(29)	(67)
Net cash provided by (used in) financing activities - continuing operations	482	262	2,753
Net cash provided by (used in) financing activities - discontinued operations	(546)	(846)	47
Net cash distributions to parent from discontinued operations	132	1,167	(1,169)
Net cash provided by (used in) financing activities	68	583	1,631
Effect of Exchange Rates on Cash and Cash Equivalents	(10)	(8)	8
Net (Increase) Decrease in Cash and Cash Equivalents included in
Discontinued Operations	352	(113)	175
Net Increase (Decrease) in Cash and Cash Equivalents	(563)	536	375
Cash and Cash Equivalents at Beginning of Period	1,399	863	488
Cash and Cash Equivalents at End of Period	$836	$1,399	$863

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$822	$959	$916
Income taxes - net	$179	$190	$128

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$836	$1,399
Short-term investments		120
Accounts receivable (less reserve: 2015, $41; 2014, $44)
Customer	673	737
Other	59	71
Unbilled revenues	453	517
Fuel, materials and supplies	357	381
Prepayments	66	75
Price risk management assets	139	79
Other current assets	63	55
Current assets of discontinued operations		2,592
Total Current Assets	2,646	6,026

Property, Plant and Equipment
Regulated utility plant	34,399	30,568
Less: accumulated depreciation - regulated utility plant	5,683	5,361
Regulated utility plant, net	28,716	25,207
Non-regulated property, plant and equipment	516	592
Less: accumulated depreciation - non-regulated property, plant and equipment	165	162
Non-regulated property, plant and equipment, net	351	430
Construction work in progress	1,315	2,532
Property, Plant and Equipment, net	30,382	28,169

Other Noncurrent Assets
Regulatory assets	1,733	1,562
Goodwill	3,550	3,667
Other intangibles	679	668
Other noncurrent assets	311	203
Noncurrent assets of discontinued operations		8,311
Total Other Noncurrent Assets	6,273	14,411

Total Assets	$39,301	$48,606

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$916	$836
Long-term debt due within one year	485	1,000
Accounts payable	812	995
Taxes	85	263
Interest	303	298
Dividends	255	249
Customer deposits	326	304
Regulatory liabilities	145	91
Other current liabilities	549	632
Current liabilities of discontinued operations		2,771
Total Current Liabilities	3,876	7,439

Long-term Debt	18,563	17,054

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,440	3,102
Investment tax credits	128	132
Accrued pension obligations	1,405	1,457
Asset retirement obligations	536	324
Regulatory liabilities	945	992
Other deferred credits and noncurrent liabilities	489	525
Noncurrent liabilities of discontinued operations		3,953
Total Deferred Credits and Other Noncurrent Liabilities	6,943	10,485

Commitments and Contingent Liabilities (Notes 5, 6 and 13)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,687	9,433
Earnings reinvested	2,953	6,462
Accumulated other comprehensive loss	(2,728)	(2,274)
Total Equity	9,919	13,628

Total Liabilities and Equity	$39,301	$48,606

(a)	780,000 shares authorized; 673,857 and 665,849 shares issued and outstanding at December 31, 2015 and 2014.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other		Non-
	outstanding	Common	paid-in	Earnings	comprehensive		controlling
	(a)	stock	capital	reinvested	loss		interests	Total

December 31, 2012	581,944	$6	$6,936	$5,478	$(1,940)		$18	$10,498
Common stock issued	50,807		1,437					1,437
Common stock repurchased	(2,430)		(74)					(74)
Cash settlement of equity forward
agreements			(13)					(13)
Stock-based compensation			30					30
Net income				1,130				1,130
Dividends and dividend equivalents				(899)			(18)	(917)
Other comprehensive
income (loss)					375			375
December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)	$		$12,466

Common stock issued	35,528	$1	$1,089					$1,090
Stock-based compensation			28					28
Net income				$1,737				1,737
Dividends and dividend equivalents				(984)				(984)
Other comprehensive
income (loss)					$(709)			(709)
December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)			$13,628

Common stock issued	8,008		$249					$249
Stock-based compensation			5					5
Net income				$682				682
Dividends and dividend equivalents				(1,010)				(1,010)
Distribution of PPL Energy Supply
(Note 8)				(3,181)	$(24)			(3,205)
Other comprehensive
income (loss)					(430)			(430)
December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)			$9,919

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2015	2014	2013

Operating Revenues	$2,124	$2,044	$1,870

Operating Expenses
Operation
Energy purchases	657	587	588
Energy purchases from affiliate	14	84	51
Other operation and maintenance	607	543	531
Depreciation	214	185	178
Taxes, other than income	94	107	103
Total Operating Expenses	1,586	1,506	1,451

Operating Income	538	538	419

Other Income (Expense) - net	8	7	6

Interest Expense	130	122	108

Income Before Income Taxes	416	423	317

Income Taxes	164	160	108

Net Income (a)	$252	$263	$209

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$252	$263	$209
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	214	185	178
Amortization	26	19	19
Defined benefit plans - expense	16	15	21
Deferred income taxes and investment tax credits	220	87	127
Other	(12)	(23)	(9)
Change in current assets and current liabilities
Accounts receivable	50	(64)	(29)
Accounts payable	(107)	30	12
Unbilled revenues	22	3	(6)
Prepayments	(1)	1	36
Regulatory assets and liabilities	35	5	19
Taxes payable	(108)	75	49
Other	21	10	(28)
Other operating activities
Defined benefit plans - funding	(33)	(23)	(93)
Other assets	(10)	19	8
Other liabilities	17	11	10
Net cash provided by (used in) operating activities	602	613	523

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,097)	(931)	(903)
Expenditures for intangible assets	(10)	(26)	(39)
Net (increase) decrease in notes receivable from affiliate		150	(150)
Other investing activities	(1)	16	12
Net cash provided by (used in) investing activities	(1,108)	(791)	(1,080)

Cash Flows from Financing Activities
Issuance of long-term debt	348	296	348
Retirement of long-term debt	(100)	(10)
Contributions from PPL	275	263	205
Payment of common stock dividends to parent	(181)	(158)	(127)
Net increase (decrease) in short-term debt		(20)	20
Other financing activities	(3)	(4)	(4)
Net cash provided by (used in) financing activities	339	367	442

Net Increase (Decrease) in Cash and Cash Equivalents	(167)	189	(115)
Cash and Cash Equivalents at Beginning of Period	214	25	140
Cash and Cash Equivalents at End of Period	$47	$214	$25

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$117	$110	$87
Income taxes - net	$38	$40	$(45)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$47	$214
Accounts receivable (less reserve: 2015, $16; 2014, $17)
Customer	286	312
Other	10	44
Unbilled revenues	91	113
Materials and supplies	34	43
Prepayments	66	10
Regulatory assets	13	12
Other current assets	8	13
Total Current Assets	555	761

Property, Plant and Equipment
Regulated utility plant	8,734	7,589
Less: accumulated depreciation - regulated utility plant	2,573	2,517
Regulated utility plant, net	6,161	5,072
Construction work in progress	530	738
Property, Plant and Equipment, net	6,691	5,810

Other Noncurrent Assets
Regulatory assets	1,006	897
Intangibles	244	235
Other noncurrent assets	15	3
Total Other Noncurrent Assets	1,265	1,135

Total Assets	$8,511	$7,706

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2015	2014
Liabilities and Equity

Current Liabilities
Long-term debt due within one year		$100
Accounts payable	$288	325
Accounts payable to affiliates	35	70
Taxes	24	85
Interest	37	34
Regulatory liabilities	113	76
Customer deposits	31	34
Other current liabilities	77	69
Total Current Liabilities	605	793

Long-term Debt	2,828	2,481

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,663	1,425
Accrued pension obligations	183	212
Regulatory liabilities	22	18
Other deferred credits and noncurrent liabilities	91	60
Total Deferred Credits and Other Noncurrent Liabilities	1,959	1,715

Commitments and Contingent Liabilities (Notes 6 and 13)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,934	1,603
Earnings reinvested	821	750
Total Equity	3,119	2,717

Total Liabilities and Equity	$8,511	$7,706

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2015 and 2014.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2012	66,368	$364	$1,135	$563	$2,062
Net income				209	209
Capital contributions from PPL			205		205
Dividends declared on common stock				(127)	(127)
December 31, 2013	66,368	$364	$1,340	$645	$2,349

Net income				$263	$263
Capital contributions from PPL			$263		263
Dividends declared on common stock				(158)	(158)
December 31, 2014	66,368	$364	$1,603	$750	$2,717

Net income				$252	$252
Capital contributions from PPL (b)			$331		331
Dividends declared on common stock				(181)	(181)
December 31, 2015	66,368	$364	$1,934	$821	$3,119

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	Includes non-cash contributions of $56 million. See Note 11 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2015	2014	2013

Operating Revenues	$3,115	$3,168	$2,976

Operating Expenses
Operation
Fuel	863	965	896
Energy purchases	184	253	217
Other operation and maintenance	837	815	778
Depreciation	382	354	334
Taxes, other than income	57	52	48
Total Operating Expenses	2,323	2,439	2,273

Operating Income	792	729	703

Other Income (Expense) - net	(8)	(9)	(7)

Interest Expense	178	167	144

Interest Expense with Affiliate	3		1

Income from Continuing Operations Before Income Taxes	603	553	551

Income Taxes	239	209	206

Income from Continuing Operations After Income Taxes	364	344	345

Income from Discontinued Operations (net of income taxes)			2

Net Income	$364	$344	$347

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2015	2014	2013

Net income	$364	$344	$347

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax
(expense) benefit:
Defined benefit plans:
Prior service costs, net of tax of $2, $4, $0	(3)	(7)
Net actuarial gain (loss), net of tax of $2, $32, ($18)	(4)	(50)	28
Reclassification from AOCI - (gains) losses, net of tax
expense (benefit):
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0		(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, $0	1	1
Net actuarial loss, net of tax of ($3), $0, $0	5	(1)
Total other comprehensive income (loss)	(1)	(58)	28

Comprehensive income	$363	$286	$375

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$364	$344	$347
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation	382	354	334
Amortization	27	25	22
Defined benefit plans - expense	38	25	48
Deferred income taxes and investment tax credits	236	449	254
Other	2	16	5
Change in current assets and current liabilities
Accounts receivable	24	(20)	(91)
Accounts payable	(58)	12	40
Accounts payable to affiliates	(2)	(1)	1
Unbilled revenues	20	13	(24)
Fuel, materials and supplies	6	(32)	(1)
Income tax receivable	135	(136)	1
Taxes payable	10	(3)	13
Interest	9		2
Other	23	(1)	20
Other operating activities
Defined benefit plans - funding	(70)	(45)	(168)
Settlement of interest rate swaps	(88)		86
Other assets	(7)	(7)	9
Other liabilities	12	6	22
Net cash provided by (used in) operating activities	1,063	999	920
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,210)	(1,262)	(1,434)
Net (increase) decrease in notes receivable from affiliates		70	(70)
Other investing activities	7	1	2
Net cash provided by (used in) investing activities	(1,203)	(1,191)	(1,502)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	13	41	(25)
Issuance of long-term note with affiliate	400
Issuance of long-term debt	1,050		496
Retirement of long-term debt	(900)
Net increase (decrease) in short-term debt	(310)	330	120
Debt issuance and credit facility costs	(10)	(5)	(6)
Distributions to member	(219)	(436)	(254)
Contributions from member	125	248	243
Net cash provided by (used in) financing activities	149	178	574
Net Increase (Decrease) in Cash and Cash Equivalents	9	(14)	(8)
Cash and Cash Equivalents at Beginning of Period	21	35	43
Cash and Cash Equivalents at End of Period	$30	$21	$35

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$163	$157	$137
Income taxes - net	$(139)	$(75)	$(67)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2015	2014
Assets

Current Assets
Cash and cash equivalents	$30	$21
Accounts receivable (less reserve: 2015, $23; 2014, $25)
Customer	209	231
Other	16	18
Unbilled revenues	147	167
Fuel, materials and supplies	298	311
Prepayments	23	28
Income taxes receivable	1	136
Regulatory assets	35	25
Other current assets	6	3
Total Current Assets	765	940
Property, Plant and Equipment
Regulated utility plant	11,906	10,014
Less: accumulated depreciation - regulated utility plant	1,163	1,069
Regulated utility plant, net	10,743	8,945
Construction work in progress	660	1,559
Property, Plant and Equipment, net	11,403	10,504

Other Noncurrent Assets
Regulatory assets	727	665
Goodwill	996	996
Other intangibles	123	174
Other noncurrent assets	76	77
Total Other Noncurrent Assets	1,922	1,912

Total Assets	$14,090	$13,356

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$265	$575
Long-term debt due within one year	25	900
Notes payable with affiliates	54	41
Accounts payable	266	399
Accounts payable to affiliates	5	2
Customer deposits	52	52
Taxes	46	36
Price risk management liabilities	5	5
Price risk management liabilities to affiliates		66
Regulatory liabilities	32	15
Interest	32	23
Other current liabilities	185	131
Total Current Liabilities	967	2,245

Long-term Debt
Long-term debt	4,663	3,643
Long-term debt to affiliate	400
Total Long-term Debt	5,063	3,643

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,463	1,225
Investment tax credits	128	131
Price risk management liabilities	42	43
Accrued pension obligations	296	305
Asset retirement obligations	485	274
Regulatory liabilities	923	974
Other deferred credits and noncurrent liabilities	206	268
Total Deferred Credits and Other Noncurrent Liabilities	3,543	3,220

Commitments and Contingent Liabilities (Notes 6 and 15)

Member's equity	4,517	4,248

Total Liabilities and Equity	$14,090	$13,356

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's
Equity

December 31, 2012	$3,786
Net income	347
Contributions from member	243
Distributions to member	(254)
Other comprehensive income (loss)	28
December 31, 2013	$4,150

Net income	$344
Contributions from member	248
Distributions to member	(436)
Other comprehensive income (loss)	(58)
December 31, 2014	$4,248

Net income	$364
Contributions from member	125
Distributions to member	(219)
Other comprehensive income (loss)	(1)
December 31, 2015	$4,517

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2015	2014	2013
Operating Revenues
Retail and wholesale	$1,407	$1,445	$1,351
Electric revenue from affiliate	37	88	59
Total Operating Revenues	1,444	1,533	1,410

Operating Expenses
Operation
Fuel	329	404	367
Energy purchases	166	230	195
Energy purchases from affiliate	20	14	10
Other operation and maintenance	377	379	373
Depreciation	162	157	148
Taxes, other than income	28	25	24
Total Operating Expenses	1,082	1,209	1,117

Operating Income	362	324	293

Other Income (Expense) - net	(6)	(3)	(2)

Interest Expense	57	49	34

Income Before Income Taxes	299	272	257

Income Taxes	114	103	94

Net Income (a)	$185	$169	$163

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$185	$169	$163
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	162	157	148
Amortization	11	12	6
Defined benefit plans - expense	12	9	18
Deferred income taxes and investment tax credits	126	118	26
Other	8	2	9
Change in current assets and current liabilities
Accounts receivable	19	(12)	(37)
Accounts receivable from affiliates	11	(23)	14
Accounts payable	(29)	25	16
Accounts payable to affiliates	5	(4)	1
Unbilled revenues	9	9	(13)
Fuel, materials and supplies	3	(8)	(12)
Income tax receivable	70	(74)
Taxes payable	1	8	9
Interest	5		1
Other	17		7
Other operating activities
Defined benefit plans - funding	(26)	(13)	(48)
Settlement of interest rate swaps	(44)		43
Other assets	11	(2)	9
Other liabilities	(2)	(2)	6
Net cash provided by (used in) operating activities	554	371	366
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(689)	(656)	(577)
Net cash provided by (used in) investing activities	(689)	(656)	(577)
Cash Flows from Financing Activities
Issuance of long-term debt	550		248
Retirement of long-term debt	(250)
Net increase (decrease) in short-term debt	(122)	244	(35)
Debt issuance and credit facility costs	(5)	(2)	(3)
Payment of common stock dividends to parent	(119)	(112)	(99)
Contributions from parent	90	157	86
Net cash provided by (used in) financing activities	144	287	197
Net Increase (Decrease) in Cash and Cash Equivalents	9	2	(14)
Cash and Cash Equivalents at Beginning of Period	10	8	22
Cash and Cash Equivalents at End of Period	$19	$10	$8

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$48	$46	$36
Income taxes - net	$(81)	$65	$51

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2015	2014
Assets

Current Assets
Cash and cash equivalents	$19	$10
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	92	107
Other	7	11
Unbilled revenues	67	76
Accounts receivable from affiliates	12	23
Fuel, materials and supplies	151	162
Prepayments	5	8
Income taxes receivable	4	74
Regulatory assets	16	21
Other current assets	2	1
Total Current Assets	375	493

Property, Plant and Equipment
Regulated utility plant	4,804	4,031
Less: accumulated depreciation - regulated utility plant	404	456
Regulated utility plant, net	4,400	3,575
Construction work in progress	390	676
Property, Plant and Equipment, net	4,790	4,251

Other Noncurrent Assets
Regulatory assets	424	397
Goodwill	389	389
Other intangibles	73	97
Other noncurrent assets	17	27
Total Other Noncurrent Assets	903	910

Total Assets	$6,068	$5,654

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$142	$264
Long-term debt due within one year	25	250
Accounts payable	157	240
Accounts payable to affiliates	25	20
Customer deposits	26	25
Taxes	20	19
Price risk management liabilities	5	5
Price risk management liabilities to affiliates		33
Regulatory liabilities	13	10
Interest	11	6
Other current liabilities	64	42
Total Current Liabilities	488	914

Long-term Debt	1,617	1,095

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	829	700
Investment tax credits	35	36
Price risk management liabilities	42	43
Accrued pension obligations	56	57
Asset retirement obligations	149	66
Regulatory liabilities	431	458
Other deferred credits and noncurrent liabilities	91	111
Total Deferred Credits and Other Noncurrent Liabilities	1,633	1,471

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,611	1,521
Earnings reinvested	295	229
Total Equity	2,330	2,174

Total Liabilities and Equity	$6,068	$5,654

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2015 and December 31, 2014.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				163	163
Capital contributions from LKE			86		86
Cash dividends declared on common stock				(99)	(99)
December 31, 2013	21,294	$424	$1,364	$172	$1,960

Net income				$169	$169
Capital contributions from LKE			$157		157
Cash dividends declared on common stock				(112)	(112)
December 31, 2014	21,294	$424	$1,521	$229	$2,174

Net income				$185	$185
Capital contributions from LKE			$90		90
Cash dividends declared on common stock				(119)	(119)
December 31, 2015	21,294	$424	$1,611	$295	$2,330

(a) Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2015	2014	2013
Operating Revenues
Retail and wholesale	$1,708	$1,723	$1,625
Electric revenue from affiliate	20	14	10
Total Operating Revenues	1,728	1,737	1,635

Operating Expenses
Operation
Fuel	534	561	529
Energy purchases	18	23	22
Energy purchases from affiliate	37	88	59
Other operation and maintenance	435	408	382
Depreciation	220	197	186
Taxes, other than income	29	27	24
Total Operating Expenses	1,273	1,304	1,202

Operating Income	455	433	433

Other Income (Expense) - net	1	(1)	(3)

Interest Expense	82	77	70

Income Before Income Taxes	374	355	360

Income Taxes	140	135	132

Net Income (a)	$234	$220	$228

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)
	2015	2014		2013
Cash Flows from Operating Activities
Net income	$234		$220	$228
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	220		197	186
Amortization	13		11	14
Defined benefit plans - expense	10		5	18
Deferred income taxes and investment tax credits	160		224	69
Other	(5)		13	(3)
Change in current assets and current liabilities
Accounts receivable	5		(9)	(44)
Accounts receivable from affiliates	(1)			7
Accounts payable	(32)		(10)	23
Accounts payable to affiliates	(10)		22	(8)
Unbilled revenues	11		4	(11)
Fuel, materials and supplies	3		(25)	10
Income tax receivable	59		(60)
Taxes payable	6		(19)	7
Interest	5			1
Other	4		(5)	9
Other operating activities
Defined benefit plans - funding	(21)		(5)	(65)
Settlement of interest rate swaps	(44)			43
Other assets	(11)		(4)	1
Other liabilities	2		7	10
Net cash provided by (used in) operating activities	608		566	495
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(519)		(604)	(855)
Other investing activities	7		1	2
Net cash provided by (used in) investing activities	(512)		(603)	(853)
Cash Flows from Financing Activities
Issuance of long-term debt	500			248
Retirement of long-term debt	(250)
Net increase (decrease) in short-term debt	(188)		86	80
Debt issuance and credit facility costs	(5)		(2)	(3)
Payment of common stock dividends to parent	(153)		(148)	(124)
Contributions from parent			91	157
Net cash provided by (used in) financing activities	(96)		27	358
Net Increase (Decrease) in Cash and Cash Equivalents			(10)
Cash and Cash Equivalents at Beginning of Period	11		21	21
Cash and Cash Equivalents at End of Period	$11		$11	$21

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$75		$73	$61
Income taxes - net	$(84)	$		$47

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2015	2014
Assets

Current Assets
Cash and cash equivalents	$11	$11
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	117	124
Other	8	6
Unbilled revenues	80	91
Accounts receivable from affiliates	1
Fuel, materials and supplies	147	149
Prepayments	8	10
Income taxes receivable	1	60
Regulatory assets	19	4
Other current assets	4	2
Total Current Assets	396	457

Property, Plant and Equipment
Regulated utility plant	7,099	5,977
Less: accumulated depreciation - regulated utility plant	759	611
Regulated utility plant, net	6,340	5,366
Construction work in progress	267	880
Property, Plant and Equipment, net	6,607	6,246

Other Noncurrent Assets
Regulatory assets	303	268
Goodwill	607	607
Other intangibles	50	77
Other noncurrent assets	48	46
Total Other Noncurrent Assets	1,008	998

Total Assets	$8,011	$7,701

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$48	$236
Long-term debt due within one year		250
Accounts payable	88	141
Accounts payable to affiliates	39	47
Customer deposits	26	27
Taxes	20	14
Price risk management liabilities to affiliates		33
Regulatory liabilities	19	5
Interest	16	11
Other current liabilities	69	41
Total Current Liabilities	325	805

Long-term Debt	2,326	1,829

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,046	882
Investment tax credits	93	95
Accrued pension obligations	46	59
Asset retirement obligations	336	208
Regulatory liabilities	492	516
Other deferred credits and noncurrent liabilities	60	101
Total Deferred Credits and Other Noncurrent Liabilities	2,073	1,861

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,596	2,596
Earnings reinvested	383	302
Total Equity	3,287	3,206

Total Liabilities and Equity	$8,011	$7,701

(a) 80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2015 and December 31, 2014.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

December 31, 2012	37,818	$308	$2,348	$126		$1	$2,783
Net income				228			228
Capital contributions from LKE			157				157
Cash dividends declared on common stock				(124)			(124)
December 31, 2013	37,818	$308	$2,505	$230		$1	$3,044

Net income				$220			$220
Capital contributions from LKE			$91				91
Cash dividends declared on common stock				(148)			(148)
Other comprehensive income (loss)						$(1)	(1)
December 31, 2014	37,818	$308	$2,596	$302	$		$3,206

Net income				$234			$234
Cash dividends declared on common stock				(153)			(153)
December 31, 2015	37,818	$308	$2,596	$383	$		$3,287

(a) Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(All Registrants)

General

Capitalized terms and abbreviations appearing in the combined notes to financial statements are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted. The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above or within the applicable disclosure. Within combined disclosures, amounts are disclosed for any Registrant when significant.

Business and Consolidation

(PPL)

PPL is a utility holding company that, through its regulated subsidiaries, is primarily engaged in: 1) the distribution of electricity in the U.K.; 2) the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky; and 3) the transmission, distribution and sale of electricity in Pennsylvania. Headquartered in Allentown, PA, PPL's principal subsidiaries are PPL Global, LKE (including its principal subsidiaries, LG&E and KU) and PPL Electric. PPL's corporate level financing subsidiary is PPL Capital Funding.

WPD, a subsidiary of PPL Global, through indirect wholly owned subsidiaries operates distribution networks providing electricity service in the U.K. WPD serves end-users in South Wales and southwest and central England. Its principal subsidiaries are WPD (South Wales), WPD (South West), WPD (East Midlands) and WPD (West Midlands).

PPL consolidates WPD on a one-month lag. Material events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements. Events that are significant but not material are disclosed.

(PPL and PPL Electric)

PPL Electric is a cost-based rate-regulated utility subsidiary of PPL. PPL Electric's principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the regulated supply of electricity to retail customers in that territory as a PLR.

(PPL, LKE, LG&E and KU)

LKE is a utility holding company with cost-based rate-regulated utility operations through its subsidiaries, LG&E and KU. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia (under the Old Dominion Power name) and in Tennessee under the KU name.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Energy Supply, substantially representing PPL's former Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. PPL Energy Supply's assets and liabilities have been reclassified on PPL's Balance Sheet at December 31, 2014 to "Current assets of discontinued operations", "Noncurrent assets of discontinued operations", "Current liabilities of discontinued operations" and "Noncurrent liabilities of discontinued operations". These assets and liabilities were distributed and removed from PPL's Balance Sheet in the second quarter of 2015. In addition, the Statements of Cash Flows separately report the cash flows of the discontinued operations. See Note 8 for additional information.

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for Variable Interest Entities (VIEs). The Registrants

consolidate a VIE when they are determined to have a controlling interest in the VIE, and thus are the primary beneficiary of the entity. The Registrants are not the primary beneficiary in any VIEs. Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated.

The financial statements of PPL, LKE, LG&E and KU include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities. See Note 12 for additional information.

Regulation

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem. Electricity distribution revenues are set by Ofgem for a given time period through price control reviews that are not directly based on cost recovery. The price control formula that governs WPD's allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs. As a result, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

(All Registrants)

PPL Electric, LG&E and KU are cost-based rate-regulated utilities for which rates are set by regulators to enable PPL Electric, LG&E and KU to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period.  As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions. See Note 6 for additional details regarding regulatory matters.

Accounting Records (All Registrants)

The system of accounts for domestic regulated entities is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the applicable state regulatory commissions.

(All Registrants)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Accruals

Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur." The Registrants continuously assess potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events. Loss accruals for environmental remediation are discounted when appropriate.

The accrual of contingencies that might result in gains is not recorded, unless realization is assured.

Changes in Classification

The classification of certain amounts in the 2014 and 2013 financial statements have been changed to conform to the current presentation. These reclassifications did not affect the Registrants' net income or equity.

Earnings Per Share (PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners. Share-based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities.

Price Risk Management

(All Registrants)

Interest rate contracts are used to hedge exposure to change in the fair value of debt instruments and to hedge exposures to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt. Foreign currency exchange contracts are used to hedge foreign currency exposures, primarily associated with PPL's investments in U.K. subsidiaries. Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

Certain contracts may not meet the definition of a derivative because they lack a notional amount or a net settlement provision. In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved that would facilitate net settlement. Certain derivative contracts may be excluded from the requirements of derivative accounting treatment because NPNS has been elected. These contracts are accounted for using accrual accounting. Contracts that have been classified as derivative contracts are reflected on the balance sheets at fair value. The portion of derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that deliver beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."  See Note 17 to the Financial Statements for additional information.

(PPL)

Processes exist that allow for subsequent review and validation of the contract information as it relates to interest rate and foreign currency derivatives. See Note 17 for more information. The accounting department provides the treasury department with guidelines on appropriate accounting classifications for various contract types and strategies. Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

•	Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•	Cross-currency transactions to hedge interest and principal repayments can be designated as cash flow hedges.

•	Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•	Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•	Derivative transactions that do not qualify for cash flow or net investment hedge treatment are marked to fair value through earnings. These transactions generally include foreign currency forwards and options to hedge GBP earnings translation risk associated with PPL's U.K. subsidiaries that report their financial statements in GBP. As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates.

•	Derivative transactions may be marked to fair value through regulatory assets/liabilities at PPL Electric, LG&E and KU if approved by the appropriate regulatory body. These transactions generally include the effect of interest rate swaps that are included in customer rates.

(All Registrants)

Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities on the Statements of Cash Flows, depending on the classification of the hedged items.

PPL and its subsidiaries have elected not to offset net derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

(PPL and PPL Electric)

To meet its obligation as a PLR to its customers, PPL Electric has entered into certain contracts that meet the definition of a derivative. However, NPNS has been elected for these contracts.

See Notes 16 and 17 for additional information on derivatives.

Revenue

Operating Revenues (PPL)

For the years ended December 31, the Statements of Income "Operating Revenues" line item contains revenue from the following:

	2015	2014	2013
Domestic electric and gas revenues (a)	$5,239	$5,209	$4,842
U.K. operating revenues (b)	2,410	2,621	2,403
Domestic - other	20	22	18
Total	$7,669	$7,852	$7,263

(a)	Represents revenues from cost-based rate-regulated generation, transmission and/or distribution in Pennsylvania, Kentucky, Virginia and Tennessee, including regulated wholesale revenue.
(b)	Primarily represents regulated electricity distribution revenues from the operation of WPD's distribution networks.

Revenue Recognition

(All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all meters being read and bills rendered at the end of the month. For LKE, LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled kWh by the estimated average cents per kWh. Any difference between estimated and actual revenues is adjusted the following month.

(PPL)

WPD is currently operating under RIIO - ED1, which commenced on April 1, 2015. Ofgem has adopted a price control mechanism that establishes the amount of base demand revenue WPD can earn during the price control period, subject to certain true-ups, and provides for an increase or reduction in revenues based on incentives or penalties for exceeding or underperforming relative to pre-established targets. WPD's allowed revenue primarily includes base demand revenue, incentive adjustments, adjustments for over or under-recovery and adjustments related to the DPCR4 line loss close out.

As the regulatory model is incentive based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. Therefore, the accounting treatment of adjustments to base demand revenue and/or allowed revenue is evaluated based on revenue recognition and contingency guidance.

Unlike prior price control reviews, base demand revenue under RIIO - ED1 will be adjusted during the price control period. The most significant of those adjustments are:

•	Inflation True-Up - The base demand revenue for the RIIO-ED1 period was set in 2012/13 prices. Therefore an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base demand revenue.

Forecasted RPI is trued up to actuals and affects future base demand revenue two regulatory years later. This revenue change is called the "TRU" adjustment. The projected TRU for the 2015/16 regulatory year is a $45 million reduction to revenue and will reduce base demand revenue in calendar years 2017 and 2018 by $30 million and $15 million, respectively.

•	Annual Iteration Process - The RIIO-ED1 price control period also includes an Annual Iteration Process (AIP). This will allow future base demand revenues agreed with the regulator as part of the price control review to be updated during the price control period for financial adjustments including tax, pensions and cost of debt, legacy price control adjustments from preceding price control periods and adjustments relating to actual and allowed total expenditure together with the Totex Incentive Mechanism (TIM). Under the TIM, WPD's DNOs are able to retain 70% of any amounts not spent against the RIIO-ED1 plan and bear 70% of any over-spends. The AIP calculates an incremental change to base demand revenue, known as the "MOD" adjustment. The MOD provided by Ofgem in November 2016 will include the TIM for the 2015/16 regulatory year as well as the cost of debt calculation based on the 10-year trailing average to October 2016. This projected MOD of $11 million will reduce base demand revenue for calendar years 2017 and 2018 by $5 million and $6 million, respectively.

As both MOD and TRU are changes to future base demand revenues as determined by Ofgem, under applicable GAAP, liabilities for these adjustments have not been recorded.

In addition to base demand revenue, certain other items are added or subtracted to arrive at allowed revenue. The most significant of these are:

•	Incentives - Ofgem has established incentive mechanisms to provide significant opportunities to enhance overall returns by improving network efficiency, reliability and customer service. Based on applicable GAAP, incentive revenues are not recorded as assets and are included in revenues when they are billed to customers.

•	DPCR4 Line Loss Adjustment - For regulatory years 2015/16 through 2018/19 allowed revenue will also be reduced to reflect Ofgem's final decision on the DPCR4 line loss incentives and penalties mechanism. WPD has a liability recorded related to this future revenue reduction and, therefore, this will not impact future earnings. See Note 6 to the Financial Statements for additional information.

•	Correction Factor - During the price control period, WPD's revenue is decoupled from volume and WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a particular period. Conversely, WPD could also over-recover revenue. Over and under-recoveries are subtracted from or added to allowed revenue in future years, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts arising from 2014/15 onwards and refunded/recovered under RIIO-ED1 will be refunded/recovered on a two year lag (previously one year). Therefore the 2014/15 over/under-recovery adjustment will occur in 2016/17. In 2016/17 under this mechanism, WPD will recover the £5 per residential network customer reduction given through reduced tariffs in 2014/15 (approximately $56 million) as that amount is currently considered an under-recovery.

Under applicable GAAP, WPD does not record a receivable for under-recoveries, but does record a liability for over-recoveries. K-factor is measured as of the end of the regulatory year, March 31. While WPD estimates over-recoveries and records a liability when it is probable that there will be an over-recovered position at the end of the regulatory-year, weather-related volume changes and other factors such as sales mix can affect the over or under-recovery between the end of PPL's calendar year and the end of the regulatory year. .

Accounts Receivable

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition.

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During 2015, 2014 and 2013, PPL Electric purchased $1.3 billion, $1.1 billion and $985 million of accounts receivable from unaffiliated third parties. During 2015, 2014 and 2013, PPL Electric purchased $146 million, $336 million and $294 million of accounts receivable from PPL EnergyPlus. PPL Electric's purchases from PPL EnergyPlus for 2015 include purchases through May 31, 2015, which is the period during which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

Allowance for Doubtful Accounts (All Registrants)

Accounts receivable collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions. Specific events, such as bankruptcies, are also considered. Adjustments to the allowance for doubtful accounts are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends.

Accounts receivable are written off in the period in which the receivable is deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when it is known they will be received.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at		Charged to			Balance at
	Beginning of Period	Charged to Income	Other Accounts		Deductions (a)	End of Period
PPL
2015	$44	$49	$(2)		$50	$41
2014	43	49			48	44
2013	41	38	4	(b)	40	43

PPL Electric
2015	$17	$39			$40	$16
2014	18	34			35	17
2013	18	32			32	18

LKE
2015	$25	$9	$(2)		$9	$23
2014	22	14			11	25
2013	19	4	4	(b)	5	22

LG&E
2015	$2	$2			$3	$1
2014	2	5	$(1)	(b)	4	2
2013	1	2	1	(b)	2	2

KU
2015	$2	$5			$5	$2
2014	4	8	$(3)	(b)	7	2
2013	2	3	3	(b)	4	4

(a)	Primarily related to uncollectible accounts written off.
(b)	Primarily related to capital projects, thus the provision was recorded as an adjustment to construction work in progress.

Cash

Cash Equivalents (All Registrants)

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents. The change in restricted cash and cash equivalents is reported as an investing activity on the Statements of Cash Flows. On the Balance Sheets, the current portion of restricted cash and cash equivalents is included in "Other current assets", while the noncurrent portion is included in "Other noncurrent assets."

At December 31, the balances of restricted cash and cash equivalents included the following.

	PPL		PPL Electric
	2015	2014	2015	2014

Low carbon network fund (a)	$22	$19
Other	11	12	$2	$3
	$33	$31	$2	$3

(a)	Funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.

Fair Value Measurements (All Registrants)

The Registrants value certain financial and nonfinancial assets and liabilities at fair value. Generally, the most significant fair value measurements relate to price risk management assets and liabilities, investments in securities in defined benefit plans, and cash and cash equivalents. PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

The Registrants classify fair value measurements within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

Assessing the significance of a particular input requires judgment that considers factors specific to the asset or liability. As such, the Registrants' assessment of the significance of a particular input may affect how the assets and liabilities are classified within the fair value hierarchy.

Investments

(All Registrants)

Generally, the original maturity date of an investment and management's intent and ability to sell an investment prior to its original maturity determine the classification of investments as either short-term or long-term. Investments that would otherwise be classified as short-term, but are restricted as to withdrawal or use for other than current operations or are clearly designated for expenditure in the acquisition or construction of noncurrent assets or for the liquidation of long-term debts, are classified as long-term.

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid or provide for periodic reset of interest rates. Investments with original maturities greater than three months and less than a year, as well as investments with original maturities of greater than a year that management has the ability and intent to sell within a year, are included in "Short-term investments" ("Other current assets" if not significant) on the Balance Sheets.

Cost Method Investment (PPL, LKE, LG&E and KU)

LG&E and KU each have an investment in OVEC, which is accounted for using the cost method. The investment is recorded in "Other noncurrent assets" on the PPL, LKE, LG&E and KU Balance Sheets. LG&E and KU and ten other electric utilities are equity owners of OVEC. OVEC's power is currently supplied to LG&E and KU and 11 other companies affiliated with the various owners. LG&E and KU own 5.63% and 2.5% of OVEC's common stock. Pursuant to a power purchase agreement, LG&E and KU are contractually entitled to their ownership percentage of OVEC's output, which is approximately 120 MW for LG&E and approximately 53 MW for KU.

LG&E's and KU's combined investment in OVEC is not significant. The direct exposure to loss as a result of LG&E's and KU's involvement with OVEC is generally limited to the value of their investments; however, LG&E and KU are conditionally responsible for a pro-rata share of certain OVEC obligations. As part of PPL's acquisition of LKE, the value of the power purchase contract was recorded as an intangible asset with an offsetting regulatory liability, both of which are being amortized using the units-of-production method until March 2026, the expiration date of the agreement. See Notes 13 and 18 for additional discussion of the power purchase agreement.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(All Registrants)

PP&E is recorded at original cost, unless impaired. PP&E acquired in business combinations is recorded at fair value at the time of acquisition, which establishes its original cost. If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset. Original cost for constructed assets includes material, labor, contractor costs, certain overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. The Registrants record costs associated with planned major maintenance projects in the period in which the costs are incurred. No costs associated with planned major maintenance projects are accrued in advance of the period in which the work is performed. LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices. Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred. See "Asset Retirement Obligations" below and Note 6 for additional information. PPL Electric records net costs of removal when incurred as a regulatory asset. The regulatory asset is subsequently amortized through depreciation over a five-year period, which is recoverable in customer rates in accordance with regulatory practices.

AFUDC is capitalized at PPL Electric as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service. The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income. LG&E and KU generally do not record AFUDC, except for certain instances in KU's FERC approved rates charged to its municipal customers, as a return is provided on construction work in progress.

(PPL)

PPL capitalizes interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC for PPL, was as follows.

PPL

2015	$11
2014	16
2013	15

Depreciation

(All Registrants)

Depreciation is recorded over the estimated useful lives of property using various methods including the straight-line, composite and group methods. When a component of PP&E that was depreciated under the composite or group method is retired, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.

The following percentages are the weighted-average annual rates of depreciation at December 31.

	2015
	PPL	PPL Electric	LKE	LG&E	KU

Regulated utility plant	2.57	2.46	3.69	3.65	3.71

	2014
	PPL	PPL Electric	LKE	LG&E	KU

Regulated utility plant	2.92	2.46	3.80	4.05	3.63

(PPL)

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years for GAAP reporting of depreciation expense. For 2015, this change in useful lives resulted in lower depreciation expense of $84 million ($66 million after-tax or $0.10 per share).

(All Registrants)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired in a business combination.

Other acquired intangible assets are initially measured based on their fair value. Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Costs incurred to obtain an initial license and renew or extend terms of licenses are capitalized as intangible assets.

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider the expected use of the asset; the expected useful life of other assets to which the useful life of the intangible asset may relate; legal, regulatory, or contractual provisions that may limit the useful life; the company's historical experience as evidence of its ability to support renewal or extension; the effects of obsolescence, demand, competition, and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

PPL, LKE, LG&E and KU account for emission allowances as intangible assets. LG&E and KU are allocated emission allowances by states based on their generation facilities' historical emissions experience, and have purchased emission allowances generally when it is expected that additional allowances will be needed. The carrying value of allocated emission allowances is initially recorded at zero value and purchased allowances are initially recorded based on their purchase price. When consumed or sold, emission allowances are removed from the Balance Sheet at their weighted-average carrying value. Since the economic benefits of emission allowances are not diminished until they are consumed, emission allowances are not amortized; rather, they are expensed when consumed or a gain or loss is recognized when sold. Such expense is included in "Fuel" on the Statements of Income. Gains and losses on the sale of emission allowances are included in "Other operation and maintenance" on the Statements of Income.

Asset Impairment (Excluding Investments)

The Registrants review long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, for impairment when events or circumstances indicate carrying amounts may not be recoverable.

A long-lived asset classified as held and used is impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impaired, the asset's carrying value is written down to its fair value.

A long-lived asset classified as held for sale is impaired when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell. If impaired, the asset's (disposal group's) carrying value is written down to its fair value less cost to sell.

PPL, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed. PPL's, LKE's, LG&E's and KU's reporting units are at the operating segment level.

PPL, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test. If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary. However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment.

If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, the implied fair value of goodwill must be calculated in the same manner as goodwill in a business combination. The fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, goodwill is written down to its implied fair value.

PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to bypass step zero and quantitatively tested the goodwill of these reporting units for impairment in the fourth quarter of 2015 and no impairment was recognized.

Asset Retirement Obligations (PPL, LKE, LG&E and KU)

PPL and its subsidiaries record liabilities to reflect various legal obligations associated with the retirement of long-lived assets. Initially, this obligation is measured at fair value and offset with an increase in the value of the capitalized asset, which is depreciated over the asset's useful life. Until the obligation is settled, the liability is increased through the recognition of accretion expense classified within "Other operation and maintenance" on the Statements of Income to reflect changes in the obligation due to the passage of time. The accretion and depreciation expenses recorded by LG&E and KU are recorded as a regulatory asset, such that there is no earnings impact.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 19 for additional information on AROs.

Compensation and Benefits

Defined Benefits (All Registrants)

Certain PPL subsidiaries sponsor various defined benefit pension and other postretirement plans. An asset or liability is recorded to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, for LG&E, KU and PPL Electric, to regulatory assets or liabilities. Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.

The expected return on plan assets is determined based on a market-related value of plan assets, which is calculated by rolling forward the prior year market-related value with contributions, disbursements and long-term expected return on investments. One-fifth of the difference between the actual value and the expected value is added (or subtracted if negative) to the expected value to determine the new market-related value.

PPL uses an accelerated amortization method for the recognition of gains and losses for its defined benefit pension plans. Under the accelerated method, actuarial gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over one-half of the expected average remaining service of active plan participants. Actuarial gains and losses in excess of 10% of the greater of the plan's projected benefit obligation or the market-related value of plan assets and less than 30% of the plan's projected benefit obligation are amortized on a straight-line basis over the expected average remaining service period of active plan participants.

See Note 6 for a discussion of the regulatory treatment of defined benefit costs and Note 11 for a discussion of defined benefits.

Stock-Based Compensation (PPL, PPL Electric and LKE)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. PPL grants most stock-based awards in the first quarter of each year. PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method. Stock options that vest in installments are valued as a single award. PPL grants stock options with an exercise price that is not less than the fair value of PPL's common stock on the date of grant. See Note 10 for a discussion of stock-based compensation. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income. Stock-based compensation expense for PPL Electric and LKE includes an allocation of PPL Services' expense.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

Significant management judgment is also required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Registrants use a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

The Registrants record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. The Registrants consider the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and subsequently reevaluating the need for valuation allowances. If the Registrants determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if the Registrants determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

The Registrants defer investment tax credits when the credits are utilized and amortize the deferred amounts over the average lives of the related assets.

The Registrants recognize interest and penalties in "Income Taxes" on their Statements of Income.

See Note 5 for additional discussion regarding income taxes including management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested. Based on this conclusion, PPL Global does not record U.S. taxes on WPD's undistributed earnings.

The provision for PPL, PPL Electric, LKE, LG&E and KU's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the regulators. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under GAAP is deferred and included on the Balance Sheet in noncurrent "Regulatory assets" or "Regulatory liabilities."

(PPL Electric, LKE, LG&E and KU)

The income tax provision for PPL Electric, LKE, LG&E and KU is calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if PPL Electric, LKE, LG&E, KU and any domestic subsidiaries each filed a separate return. Tax benefits are not shared between companies. The entity that generates a tax benefit is the entity that is entitled to the tax benefit. The effect of PPL filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes. At December 31, the following intercompany tax receivables (payables) were recorded.

	2015	2014

PPL Electric	$56	$(25)
LKE	(10)	136
LG&E	4	74
KU	(5)	60

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" and PPL presents value-added taxes in "Taxes" on the Balance Sheets. These taxes are not reflected on the Statements of Income. See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Other

(All Registrants)

Leases

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes. See Note 9 for additional information.

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued at the lower of cost or net realizable value using the average cost method. Fuel costs for electric generation are charged to expense as used. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 6 for further discussion of the fuel adjustment clause and gas supply clause.

(PPL, LKE, LG&E and KU)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31.

	PPL		LKE		LG&E		KU
	2015	2014	2015	2014	2015	2014	2015	2014

Fuel	$168	$166	$168	$166	$71	$66	$97	$100
Natural gas stored underground (a)	42	54	42	54	42	54
Materials and supplies	147	161	88	91	38	42	50	49
Total	$357	$381	$298	$311	$151	$162	$147	$149

(a)	The majority of LKE's and LG&E's natural gas stored underground is held to serve retail customers.

Guarantees (All Registrants)

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception. However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure. See Note 13 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

PPL and PPL Electric restore all shares of common stock acquired to authorized but unissued shares of common stock upon acquisition.

Foreign Currency Translation and Transactions (PPL)

WPD's functional currency is the GBP, which is the local currency in the U.K. As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are generally translated at average exchange rates prevailing during the period included in PPL's results of operations. Adjustments resulting from foreign currency translation are recorded in AOCI.

Gains or losses relating to foreign currency transactions are recognized in "Other Income (Expense) - net" on the Statements of Income. See Note 15 for additional information.

New Accounting Guidance Adopted (All Registrants)

Reporting of Discontinued Operations

Effective January 1, 2015, the Registrants prospectively adopted accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and the related presentation and disclosure requirements. A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (1) The components of an entity or group of components of an entity meets the criteria to be classified as held for sale, (2) The component of an entity or group of components of an entity is disposed of by sale, or (3) The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

As a result of the spinoff on June 1, 2015, PPL Energy Supply has been reported as a discontinued operation under the new discontinued operations guidance. See Note 8 for additional information.

Fair Value Measurement for Investments in Certain Entities that Calculate Net Asset Value per Share

Effective December 31, 2015, the Registrants retrospectively adopted accounting guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share and the requirement to make certain disclosures for all investments that are eligible to be measured using net asset value per share.

The adoption of this guidance resulted in the Registrants no longer categorizing investments for which fair value is measured using net asset value per share in the fair value hierarchy, and did not have a significant impact on the Registrants. See Note 11 for additional information.

Presentation of Debt Issuance Costs

Effective December 31, 2015, the Registrants retrospectively adopted accounting guidance to simplify the presentation of debt issuance costs. The guidance requires certain debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability.

The adoption of this guidance required the Registrants to reclassify debt issuance costs not associated with a line of credit from noncurrent assets to Long-term debt, and did not have a significant impact on the Registrants. See Note 7 for additional information.

Balance Sheet Classification of Deferred Taxes

Effective October 1, 2015, the Registrants retrospectively adopted accounting guidance to simplify the presentation of deferred taxes which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent on the balance sheet.

The adoption of this guidance required the Registrants to reclassify deferred tax assets and deferred tax liabilities from current to noncurrent on the balance sheet, and did not have a significant impact on the Registrants. The following table presents the amounts reclassified from current deferred tax assets and liabilities to noncurrent deferred tax liabilities on the balance sheets as of December 31, 2014.

	Assets	Liabilities
PPL	$125
PPL Electric	58
LKE	16
KU	2
Discontinued Operations	8	$4

2. Segment and Related Information

(PPL)

PPL is organized into three segments: U.K. Regulated, Kentucky Regulated and Pennsylvania Regulated. PPL's segments are segmented by geographic location.

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs.

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment.

The Pennsylvania Regulated segment consists of PPL Electric, a regulated public utility engaged in the distribution and transmission of electricity.

"Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain other unallocated costs, which is presented to reconcile segment information to PPL's consolidated results.

On June 1, 2015, PPL completed the spinoff of PPL Energy Supply, which substantially represented PPL's Supply segment. As a result of this transaction, PPL no longer has a Supply segment. See Note 8 for additional information.

Financial data for the segments are:

Income Statement Data	2015	2014	2013
Operating Revenues from external customers (a)
U.K. Regulated	$2,410	$2,621	$2,403
Kentucky Regulated	3,115	3,168	2,976
Pennsylvania Regulated	2,124	2,044	1,870
Corporate and Other	20	19	14
Total	$7,669	$7,852	$7,263

Depreciation
U.K. Regulated	$242	$337	$300
Kentucky Regulated	382	354	334
Pennsylvania Regulated	214	185	178
Corporate and Other	45	47	31
Total	$883	$923	$843

Income Statement Data	2015	2014	2013
Amortization (b)
U.K. Regulated	$6	$17	$19
Kentucky Regulated	27	25	22
Pennsylvania Regulated	26	19	19
Corporate and Other		4	6
Total	$59	$65	$66

Unrealized (gains) losses on derivatives and other hedging activities (c)
U.K. Regulated	$(88)	$(199)	$44
Kentucky Regulated	11	12	12
Total	$(77)	$(187)	$56

Interest Expense
U.K. Regulated	$417	$461	$425
Kentucky Regulated	232	219	212
Pennsylvania Regulated	130	122	108
Corporate and Other	92	41	33
Total	$871	$843	$778

Income from Continuing Operations Before Income Taxes
U.K. Regulated	$1,249	$1,311	$993
Kentucky Regulated	547	501	484
Pennsylvania Regulated	416	423	317
Corporate and Other (d)	(144)	(106)	(66)
Total	$2,068	$2,129	$1,728

Income Taxes (e)
U.K. Regulated	$128	$329	$71
Kentucky Regulated	221	189	179
Pennsylvania Regulated	164	160	108
Corporate and Other (d)	(48)	14	2
Total	$465	$692	$360

Deferred income taxes and investment tax credits (f)
U.K. Regulated	$45	$94	$(45)
Kentucky Regulated	236	449	254
Pennsylvania Regulated	220	87	127
Corporate and Other (d)	(73)	36	51
Total	$428	$666	$387

Net Income
U.K. Regulated	$1,121	$982	$922
Kentucky Regulated	326	312	307
Pennsylvania Regulated	252	263	209
Corporate and Other (d)	(96)	(120)	(68)
Discontinued Operations (g)	(921)	300	(240)
Total	$682	$1,737	$1,130

Cash Flow Data	2015	2014	2013
Expenditures for long-lived assets
U.K. Regulated	$1,242	$1,438	$1,280
Kentucky Regulated	1,210	1,262	1,434
Pennsylvania Regulated	1,107	957	942
Corporate and Other	11	66	26
Total	$3,570	$3,723	$3,682

	As of December 31,
	2015	2014
Balance Sheet Data
Total Assets
U.K. Regulated	$16,669	$15,944
Kentucky Regulated	13,756	13,022
Pennsylvania Regulated	8,511	7,706
Corporate and Other (h)	365	909
Discontinued Operations		11,025
Total	$39,301	$48,606

	2015	2014	2013
Geographic Data
Revenues from external customers
U.K.	$2,410	$2,621	$2,403
U.S.	5,259	5,231	4,860
Total	$7,669	$7,852	$7,263

	As of December 31,
	2015	2014
Long-Lived Assets
U.K.	$12,487	$11,942
U.S.	18,569	16,890
Total	$31,056	$28,832

(a)	See Note 1 for additional information on Operating Revenues.
(b)	Represents non-cash expense items that include amortization of regulatory assets, debt discounts and premiums, debt issuance costs, emission allowances and RECs.
(c)	Includes unrealized gains and losses from economic activity. See Note 17 for additional information.
(d)	2015 and 2014 include certain costs related to the spinoff of PPL Energy Supply, including deferred income tax expense, transition costs and separation benefits for PPL Services employees. See Note 8 for additional information.
(e)	Represents both current and deferred income taxes, including investment tax credits.
(f)	Represents a non-cash expense item that is also included in "Income Taxes."
(g)	2015 includes an $879 million loss on the spinoff of PPL Energy Supply and five months of Supply segment earnings. 2014 includes a gain of $237 million ($137 million after-tax) on the sale of the Montana hydroelectric generating facilities. 2013 includes a charge of $697 million ($413 million after-tax) for the termination of the lease of the Colstrip coal-fired electric generating facility. See Note 8 for additional information on these transactions.
(h)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments that are aggregated into a single reportable segment.  LKE, LG&E and KU each operate within a single operating segment.

3. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2015, 2014 or 2013.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2015, 2014 or 2013. Prior to October 31, 2013, PPL Electric was authorized to issue up to 10 million shares of preference stock.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2015, 2014 or 2013.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2015, 2014 or 2013.

4. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method or If-Converted Method, as applicable. Incremental non-participating securities that have a dilutive impact are detailed in the table below.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31 used in the EPS calculation are:

	2015	2014	2013
Income (Numerator)
Income from continuing operations after income taxes	$1,603	$1,437	$1,368
Less amounts allocated to participating securities	6	7	7
Income from continuing operations after income taxes available to PPL common
shareowners - Basic	1,597	1,430	1,361
Plus interest charges (net of tax) related to Equity Units (a)		9	44
Income from continuing operations after income taxes available to PPL common
shareowners - Diluted	$1,597	$1,439	$1,405

Income (loss) from discontinued operations (net of income taxes) available to PPL
common shareowners - Basic and Diluted	$(921)	$300	$(238)

Net income	$682	$1,737	$1,130
Less amounts allocated to participating securities	2	9	6
Net income available to PPL common shareowners - Basic	680	1,728	1,124
Plus interest charges (net of tax) related to Equity Units (a)		9	44
Net income available to PPL common shareowners - Diluted	$680	$1,737	$1,168

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	669,814	653,504	608,983
Add incremental non-participating securities:
Share-based payment awards (b)	2,772	1,910	1,062
Equity Units (a)		10,559	52,568
Forward sale agreements and purchase contracts (b)			460
Weighted-average shares - Diluted EPS	672,586	665,973	663,073

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.38	$2.19	$2.24
Income (loss) from discontinued operations (net of income taxes)	(1.37)	0.45	(0.39)
Net Income	$1.01	$2.64	$1.85

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.37	$2.16	$2.12
Income (loss) from discontinued operations (net of income taxes)	(1.36)	0.45	(0.36)
Net Income	$1.01	$2.61	$1.76

(a)	In 2014 and 2013, the If-Converted Method was applied to the Equity Units prior to settlement. See Note 7 for additional information on the Equity Units, including the issuance of PPL common stock to settle the Purchase contracts.
(b)	The Treasury Stock Method was applied to non-participating share-based payment awards and forward sale agreements.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

2015

Stock-based compensation plans (a)	4,853
DRIP	1,728

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under ATM Program.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	2015	2014	2013

Stock options	1,087	1,816	4,446
Performance units	36	5	55
Restricted stock units		31	29

5. Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes" included the following.

	2015	2014	2013

Domestic income	$968	$922	$669
Foreign income	1,100	1,207	1,059
Total	$2,068	$2,129	$1,728

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards. The provision for PPL's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles of the applicable jurisdiction. See Notes 1 and 6 for additional information.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and the U.K.

Significant components of PPL's deferred income tax assets and liabilities were as follows.

	2015	2014
Deferred Tax Assets
Deferred investment tax credits	$50	$52
Regulatory obligations	123	131
Accrued pension costs	217	200
Federal loss carryforwards (a)	587	129
State loss carryforwards (b)	319	225
Federal and state tax credit carryforwards	201	196
Foreign capital loss carryforwards	387	446
Foreign loss carryforwards	4	6
Foreign - pensions	171	182
Foreign - regulatory obligations	12	23
Foreign - other	8	11
Contributions in aid of construction	139	138
Domestic - other	209	194
Unrealized losses on qualifying derivatives	15	46
Valuation allowances (b)	(662)	(622)
Total deferred tax assets	1,780	1,357

Deferred Tax Liabilities
Domestic plant - net	3,875	3,079
Taxes recoverable through future rates	162	156
Other regulatory assets	332	322
Reacquired debt costs	28	31
Foreign plant - net	777	854
Domestic - other	24	17
Total deferred tax liabilities	5,198	4,459
Net deferred tax liability	$3,418	$3,102

(a)	Increase in Federal loss carryforwards primarily relates to the extension of bonus depreciation and the impact of bonus depreciation related to the provision to return adjustments.
(b)	Includes $77 million of deferred tax assets related to state loss carryforwards and related valuation allowances previously reflected on the PPL Energy Supply Segment. The deferred tax assets and related valuation allowance remain with PPL after the spinoff.

State deferred taxes are determined on a by entity, by jurisdiction basis. As a result, $22 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheet.

At December 31, PPL had the following loss and tax credit carryforwards.

	2015	Expiration

Loss carryforwards
Federal net operating losses (a)	$1,660	2029-2035
Federal charitable contributions	15	2020
State net operating losses (a) (b)	5,269	2017-2035
State charitable contributions	34	2016-2020
Foreign net operating losses (c)	21	Indefinite
Foreign capital losses (d)	2,152	Indefinite

Credit carryforwards
Federal investment tax credit	125	2025-2028
Federal alternative minimum tax credit	40	Indefinite
Federal - other (e)	29	2016-2035
State - other	5	2022

(a)	Includes an insignificant amount of federal and state net operating loss carryforwards from excess tax deductions related to stock compensation for which a tax benefit will be recorded in Equity when realized.
(b)	A valuation allowance of $254 million has been recorded against the deferred tax assets for these losses.
(c)	A valuation allowance of $4 million has been recorded against the deferred tax assets for these losses.
(d)	A valuation allowance of $387 million has been recorded against the deferred tax assets for these losses.
(e)	A valuation allowance of $12 million has been recorded against the deferred tax assets for these credits.

State capital loss and foreign tax credit carryforwards were insignificant at December 31, 2015.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows.

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2015	$622	$24	$77 (b)	$61	(a)	$662
2014	585	57	6	26		622
2013	632	25		72	(a)	585

(a)	The reductions of the U.K. statutory income tax rates in 2015 and 2013 resulted in $44 million and $67 million in reductions in deferred tax assets and the corresponding valuation allowances. See "Reconciliation of Income Tax Expense" below for more information on the impact of the U.K. Finance Acts 2015 and 2013.
(b)	Valuation allowance related to deferred tax assets previously reflected on the PPL Energy Supply Segment. The deferred tax assets and related valuation allowance remain with PPL after the spinoff.

PPL Global does not record U.S. income taxes on the undistributed earnings of WPD, with the exception of certain financing entities, as management has determined that the earnings are indefinitely reinvested. Historically, dividends paid by WPD have been distributions from current year's earnings. WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings, and WPD would have to issue debt or access credit facilities to fund any distributions in excess of current earnings. Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate distributions from WPD in excess of some portion of future WPD earnings. The cumulative undistributed earnings are included in "Earnings Reinvested" on the Balance Sheets. The amounts considered indefinitely reinvested at December 31, 2015 and 2014 were $4.6 billion and $3.7 billion, respectively. If the WPD undistributed earnings were remitted as dividends, PPL Global could be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows.

	2015	2014	2013
Income Tax Expense (Benefit)
Current - Federal	$(26)	$18	$(102)
Current - State	25	26
Current - Foreign	89	152	181
Total Current Expense	88	196	79
Deferred - Federal	699	299	259
Deferred - State	68	120	84
Deferred - Foreign	41	96	(53)
Total Deferred Expense, excluding operating loss carryforwards	808	515	290

Investment tax credit, net - Federal	(4)	(5)	(5)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal (a)	(396)	8	14
Deferred - State	(31)	(22)	(18)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(427)	(14)	(4)
Total income taxes from continuing operations	$465	$692	$360

Total income tax expense - Federal	$273	$320	$166
Total income tax expense - State	62	124	66
Total income tax expense - Foreign	130	248	128
Total income taxes from continuing operations	$465	$692	$360

(a)	Increase in Federal loss carryforwards primarily relates to the extension of bonus depreciation and the impact of bonus depreciation related to provision to return adjustments.

In the table above, the following income tax expense (benefits) are excluded from income taxes from continuing operations.

	2015	2014	2013

Discontinued operations - PPL Energy Supply Segment	$(30)	$198	$(180)
Stock-based compensation recorded to Additional Paid-in Capital		(4)	(2)
Valuation allowance on state deferred taxes related to issuance costs of Purchase Contracts
recorded to Additional Paid-in Capital			(2)
Other comprehensive income	(2)	(190)	159
Valuation allowance on state deferred taxes recorded to other comprehensive income	(4)		(7)
Total	$(36)	$4	$(32)

	2015	2014	2013
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$724	$745	$605
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	31	28	17
Valuation allowance adjustments (a)	24	55	24
Impact of lower U.K. income tax rates (b)	(176)	(180)	(144)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	8	63	21
Federal and state tax reserves adjustments (d)	(22)	(1)	(49)
Impact of the U.K. Finance Acts on deferred tax balances (b)	(91)	(1)	(97)
Depreciation not normalized	(5)	(7)	(8)
State deferred tax rate change (e)		(1)	15
Interest benefit on U.K. financing entities	(20)	(5)	(7)
Other	(8)	(4)	(17)
Total increase (decrease)	(259)	(53)	(245)
Total income taxes from continuing operations	$465	$692	$360
Effective income tax rate	22.5%	32.5%	20.8%

(a)	During 2015, PPL recorded $24 million of deferred income tax expense related to deferred tax valuation allowances. PPL recorded state deferred income tax expense of $12 million primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized and $12 million of federal deferred income tax expense primarily related to federal tax credit carryforwards that are expected to expire as a result of lower future taxable earnings due to the extension of bonus depreciation.

As a result of the PPL Energy Supply spinoff announcement, PPL recorded $50 million of deferred income tax expense during 2014 to adjust the valuation allowance on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply. See Note 8 for additional information on the spinoff.

During 2013, PPL recorded $23 million of state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income at PPL Energy Supply over the remaining carryforward period of Pennsylvania net operating losses.

(b)	The U.K. Finance Act 2015, enacted in November 2015, reduced the U.K. statutory income tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2015 related to both rate decreases.

The U.K. Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015. As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2013 related to both rate decreases.
(c)	During 2015, PPL recorded lower income taxes primarily attributable to a decrease in taxable dividends.

During 2014, PPL recorded $47 million of income tax expense primarily attributable to taxable dividends.

During 2013, PPL recorded $28 million of income tax expense resulting from increased taxable dividends offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.
(d)	In 2015, PPL recorded a $12 million tax benefit related to the settlement of the IRS audit for the tax years 1998-2011.

In May 2013, the Supreme Court ruled that the U.K. Windfall Profits Tax (WPT) imposed on privatized utilities, including WPD, is a creditable tax for U.S. federal income tax purposes. As a result of the Supreme Court ruling, PPL recorded a tax benefit of $44 million during 2013, of which $19 million relates to interest.

In 2013, PPL recorded a federal and state income tax reserve benefit of $7 million related to stranded cost securitization. The reserve balance at December 31, 2013 related to stranded costs securitization was zero.
(e)	During each period, PPL recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.

	2015	2014	2013
Taxes, other than income
State gross receipts (a)	$89	$102	$98
Foreign property	148	157	147
Domestic Other	62	58	53
Total	$299	$317	$298

(a)	The decrease in 2015 was primarily due to the settlement of a 2011 gross receipts tax audit resulting in the reversal of $17 million of previously recognized reserves.

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the PUC and the FERC. The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulated liabilities" on the Balance Sheets.

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows.

	2015	2014
Deferred Tax Assets
Accrued pension costs	$92	$85
Contributions in aid of construction	111	110
Regulatory obligations	56	39
State loss carryforwards	27	30
Federal loss carryforwards (a)	146	51
Other	87	54
Total deferred tax assets	519	369

Deferred Tax Liabilities
Electric utility plant - net	1,803	1,453
Taxes recoverable through future rates	135	132
Reacquired debt costs	18	20
Other regulatory assets	213	173
Other	13	16
Total deferred tax liabilities	2,182	1,794
Net deferred tax liability	$1,663	$1,425

(a)	Increase in Federal loss carryforwards primarily relates to the extension of bonus depreciation and the impact of bonus depreciation related to the provision to return adjustments.

At December 31, PPL Electric had the following loss carryforwards.

	2015	Expiration

Loss carryforwards
Federal net operating losses	$411	2031-2035
Federal charitable contributions	3	2020
State net operating losses	410	2030-2032
State charitable contributions	13	2016-2020

Credit carryforwards were insignificant at December 31, 2015.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows.

	2015	2014	2013
Income Tax Expense (Benefit)
Current - Federal	$(80)	$60	$(15)
Current - State	23	15	(4)
Total Current Expense (Benefit)	(57)	75	(19)
Deferred - Federal	287	70	109
Deferred - State	12	16	16
Total Deferred Expense, excluding operating loss carryforwards	299	86	125

Investment tax credit, net - Federal		(1)	(1)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	(75)		4
Deferred - State	(3)		(1)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(78)		3
Total income tax expense	$164	$160	$108

Total income tax expense - Federal	$132	$129	$97
Total income tax expense - State	32	31	11
Total income tax expense	$164	$160	$108

	2015	2014	2013
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$146	$148	$111
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	25	22	16
Federal and state tax reserves adjustments (a)	2	(1)	(9)
Federal and state income tax return adjustments	(2)	1	(1)
Depreciation not normalized	(4)	(6)	(6)
Other	(3)	(4)	(3)
Total increase (decrease)	18	12	(3)
Total income tax expense	$164	$160	$108
Effective income tax rate	39.4%	37.8%	34.1%

(a)	PPL Electric recorded a tax benefit of $7 million during 2013 to federal and state income tax reserves related to stranded cost securitization. The reserve balance at December 31, 2013 related to stranded costs securitization was zero.

	2015	2014	2013
Taxes, other than income
State gross receipts (a)	$89	$102	$98
Property and other	5	5	5
Total	$94	$107	$103

(a)	The decrease in 2015 was primarily due to the settlement of a 2011 gross receipts tax audit resulting in the reversal of $17 million of previously recognized reserves.

(LKE)

The provision for LKE's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, VSCC, TRA and the FERC. The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of LKE's deferred income tax assets and liabilities were as follows.

	2015	2014
Deferred Tax Assets
Federal loss carryforwards (a)	$280	$46
State loss carryforwards	35	36
Tax credit carryforwards	181	182
Regulatory liabilities	66	92
Accrued pension costs	53	53
Income taxes due to customers	17	20
Deferred investment tax credits	50	51
Derivative liability	18	45
Other	55	44
Valuation allowances	(12)
Total deferred tax assets	743	569

Deferred Tax Liabilities
Plant - net	2,076	1,639
Regulatory assets	119	143
Other	11	12
Total deferred tax liabilities	2,206	1,794
Net deferred tax liability	$1,463	$1,225

(a)	Increase in Federal loss carryforwards primarily relates to the extension of bonus depreciation and the impact of bonus depreciation related to the provision to return adjustments.

LKE expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, LKE had the following loss and tax credit carryforwards.

	2015	Expiration

Loss carryforwards
Federal net operating losses	$801	2029-2035
State net operating losses	934	2028-2035
State capital losses	1	2016

Credit carryforwards
Federal investment tax credit	125	2025-2028
Federal alternative minimum tax credit	28	Indefinite
Federal - other	27	2016-2035
State - other	5	2022

Changes in deferred tax valuation allowances were:

	Balance at					Balance
	Beginning					at End
	of Period	Additions		Deductions		of Period

2015		$12	(a)			$12
2014	$4			$4	(b)
2013	5			1	(b)	4

(a)	Represents tax credits expiring in 2016 through 2020 that are more likely than not to expire before being utilized.
(b)	Primarily related to the expiration of state capital loss carryforwards.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2015	2014	2013
Income Tax Expense (Benefit)
Current - Federal	$2	$(247)	$(59)
Current - State	1	8	10
Total Current Expense (Benefit)	3	(239)	(49)
Deferred - Federal	405	437	244
Deferred - State	32	23	20
Total Deferred Expense, excluding benefits of operating loss carryforwards	437	460	264
Investment tax credit, net - Federal	(3)	(4)	(4)
Tax benefit of operating loss carryforwards
Deferred - Federal	(198)	(8)	(4)
Deferred - State			(1)
Total Tax Benefit of Operating Loss Carryforwards	(198)	(8)	(5)
Total income tax expense from continuing operations (a)	$239	$209	$206

Total income tax expense - Federal	$206	$178	$177
Total income tax expense - State	33	31	29
Total income tax expense from continuing operations (a)	$239	$209	$206

(a)	Excludes current and deferred federal and state tax expense (benefit) recorded to Discontinued Operations of less than $1 million in 2015 and 2014, and $1 million in 2013. Also, excludes deferred federal and state tax expense (benefit) recorded to OCI of less than $(1) million in 2015, $(36) million in 2014 and $18 million in 2013.

	2015	2014	2013
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$211	$194	$193
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	22	20	20
Amortization of investment tax credit	(3)	(4)	(4)
Valuation allowance adjustment (a)	12
Other	(3)	(1)	(3)
Total increase (decrease)	28	15	13
Total income tax expense from continuing operations	$239	$209	$206
Effective income tax rate	39.6%	37.8%	37.4%

(a)	Represents a valuation allowance against tax credits expiring from 2016 through 2020 that are more likely than not to expire before being utilized.

	2015	2014	2013
Taxes, other than income
Property and other	$57	$52	$48
Total	$57	$52	$48

(LG&E)

The provision for LG&E's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC and the FERC. The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of LG&E's deferred income tax assets and liabilities were as follows.

	2015	2014
Deferred Tax Assets
Federal loss carryforwards (a)	$76
Regulatory liabilities	38	$51
Deferred investment tax credits	13	14
Income taxes due to customers	17	18
Derivative liability	18	32
Other	15	9
Total deferred tax assets	177	124

	2015	2014
Deferred Tax Liabilities
Plant - net	896	698
Regulatory assets	75	90
Accrued pension costs	28	28
Other	7	8
Total deferred tax liabilities	1,006	824
Net deferred tax liability	$829	$700

(a)	Increase in Federal loss carryforwards primarily relates to the extension of bonus depreciation.

LG&E expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2015, LG&E had $218 million of federal net operating loss carryforwards that expire in 2035, $1 million of federal credit carryforwards that expire from 2031 to 2035 and $2 million of state credit carryforwards that expire in 2022.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2015	2014	2013
Income Tax Expense (Benefit)
Current - Federal	$(15)	$(25)	$52
Current - State	3	10	16
Total Current Expense (Benefit)	(12)	(15)	68
Deferred - Federal	190	114	33
Deferred - State	13	6	(2)
Total Deferred Expense, excluding benefits of operating loss carryforwards	203	120	31
Investment tax credit, net - Federal	(1)	(2)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	(76)		(3)
Total Tax Benefit of Operating Loss Carryforwards	(76)		(3)
Total income tax expense	$114	$103	$94

Total income tax expense - Federal	$98	$87	$80
Total income tax expense - State	16	16	14
Total income tax expense	$114	$103	$94

	2015	2014	2013
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$105	$95	$90
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	10	10
Amortization of investment tax credit	(1)	(2)	(2)
Other	(1)		(4)
Total increase (decrease)	9	8	4
Total income tax expense	$114	$103	$94
Effective income tax rate	38.1%	37.9%	36.6%

	2015	2014	2013
Taxes, other than income
Property and other	$28	$25	$24
Total	$28	$25	$24

(KU)

The provision for KU's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, VSCC, TRA and the FERC. The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of KU's deferred income tax assets and liabilities were as follows.

	2015	2014
Deferred Tax Assets
Federal loss carryforwards (a)	$97
Regulatory liabilities	28	$41
Deferred investment tax credits	36	37
Income taxes due to customers		2
Derivative liability		13
Other	7	7
Total deferred tax assets	168	100

Deferred Tax Liabilities
Plant - net	1,164	922
Regulatory assets	44	53
Other	6	7
Total deferred tax liabilities	1,214	982
Net deferred tax liability	$1,046	$882

(a)	Increase in Federal loss carryforwards primarily relates to the extension of bonus depreciation.

KU expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2015, KU had $279 million of federal net operating loss carryforwards that expire in 2035 and $2 million of state credit carryforwards that expire in 2022.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2015	2014	2013
Income Tax Expense (Benefit)
Current - Federal	$(21)	$(95)	$51
Current - State	1	6	12
Total Current Expense (Benefit)	(20)	(89)	63
Deferred - Federal	240	212	66
Deferred - State	19	14	8
Total Deferred Expense, excluding benefits of operating loss carryforwards	259	226	74
Investment tax credit, net - Federal	(2)	(2)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	(97)		(3)
Total Tax Benefit of Operating Loss Carryforwards	(97)		(3)
Total income tax expense (a)	$140	$135	$132

Total income tax expense - Federal	$120	$115	$112
Total income tax expense - State	20	20	20
Total income tax expense (a)	$140	$135	$132

(a)	Excludes deferred federal and state tax expense (benefit) recorded to OCI of less than $(1) million in 2015, 2014 and 2013.

	2015	2014	2013
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$131	$124	$126
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13	14
Amortization of investment tax credit	(2)	(2)	(2)
Other	(2)		(6)
Total increase (decrease)	9	11	6
Total income tax expense	$140	$135	$132
Effective income tax rate	37.4%	38.0%	36.7%

	2015	2014	2013
Taxes, other than income
Property and other	$29	$27	$24
Total	$29	$27	$24

Unrecognized Tax Benefits (All Registrants)

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LKE, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. Based on this tax sharing agreement, PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2015, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
U.S. (federal)	2011 and prior	2011 and prior	2011 and prior	2011 and prior	2011 and prior
Pennsylvania (state)	2011 and prior	2011 and prior
Kentucky (state)	2010 and prior		2010 and prior	2010 and prior	2010 and prior
U.K. (foreign)	2012 and prior

Other (PPL)

In 2015, PPL recorded a tax benefit of $24 million, related to the settlement of the IRS audit for tax years 1998-2011. Of this amount, $12 million is reflected in Income from Continuing Operations After Income Taxes.

6. Utility Rate Regulation

Regulatory Assets and Liabilities

(All Registrants)

PPL, PPL Electric, LKE, LG&E and KU reflect the effects of regulatory actions in the financial statements for their cost-based rate-regulated utility operations. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date.

WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities. See Note 1 for additional information.

(PPL, LKE, LG&E and KU)

LG&E is subject to the jurisdiction of the KPSC and FERC, and KU is subject to the jurisdiction of the KPSC, FERC, VSCC and TRA.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means. As such, LG&E and KU generally earn a return on regulatory assets.

As a result of purchase accounting requirements, certain fair value amounts related to contracts that had favorable or unfavorable terms relative to market were recorded on the Balance Sheets with an offsetting regulatory asset or liability. LG&E and KU recover in customer rates the cost of coal contracts, power purchases and emission allowances. As a result, management believes the regulatory assets and liabilities created to offset the fair value amounts at LKE's acquisition date meet the recognition criteria established by existing accounting guidance and eliminate any rate-making impact of the fair value adjustments. LG&E's and KU's customer rates will continue to reflect the original contracted prices for these contracts.

(PPL, LKE and KU)

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions). All regulatory assets and liabilities, except the levelized fuel factor, are excluded from the return on rate base utilized in the calculation of Virginia base rates. Therefore, no return is earned on the related assets.

KU's rates to municipal customers for wholesale requirements are calculated based on annual updates to a rate formula that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions). All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates. Therefore, no return is earned on the related assets.

(PPL and PPL Electric)

PPL Electric's distribution base rates are calculated based on recovery of costs as well as a return on distribution rate base (net utility plant plus a working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions).  PPL Electric's transmission revenues are billed in accordance with a FERC tariff that allows for recovery of transmission costs incurred, a return on transmission-related rate base (net utility plant plus a working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions) and an automatic annual update.  See "Transmission Formula Rate" below for additional information on this tariff.  All regulatory assets and liabilities are excluded from distribution and transmission return on investment calculations; therefore, generally no return is earned on PPL Electric's regulatory assets.

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31.

	PPL		PPL Electric
	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$24	$5
Gas supply clause	1	15
Transmission service charge	10	6	$10	$6
Other	13	11	3	6
Total current regulatory assets (a)	$48	$37	$13	$12

Noncurrent Regulatory Assets:
Defined benefit plans	$809	$720	$469	$372
Taxes recoverable through future rates	326	316	326	316
Storm costs	93	124	30	46
Unamortized loss on debt	68	77	42	49
Interest rate swaps	141	122
Accumulated cost of removal of utility plant	137	114	137	114
AROs	143	79
Other	16	10	2
Total noncurrent regulatory assets	$1,733	$1,562	$1,006	$897

Current Regulatory Liabilities:
Generation supply charge	$41	$28	$41	$28
Demand side management	8	2
Gas supply clause	6	6
Transmission formula rate	48	42	48	42
Fuel adjustment clause	14
Storm damage expense	16	3	16	3
Other	12	10	8	3
Total current regulatory liabilities	$145	$91	$113	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$691	$693
Coal contracts (b)	17	59
Power purchase agreement - OVEC (b)	83	92
Net deferred tax assets	23	26
Act 129 compliance rider	22	18	$22	$18
Defined benefit plans	24	16
Interest rate swaps	82	84
Other	3	4
Total noncurrent regulatory liabilities	$945	$992	$22	$18

	LKE		LG&E		KU
	2015	2014	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$24	$5	$13	$4	$11	$1
Gas supply clause	1	15	1	15
Fuel adjustment clause		4		2		2
Gas line tracker	1		1
Other	9	1	1		8	1
Total current regulatory assets	$35	$25	$16	$21	$19	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$340	$348	$215	$215	$125	$133
Storm costs	63	78	35	43	28	35
Unamortized loss on debt	26	28	17	18	9	10
Interest rate swaps	141	122	98	89	43	33
AROs	143	79	57	28	86	51
Plant retirement costs	6				6
Other	8	10	2	4	6	6
Total noncurrent regulatory assets	$727	$665	$424	$397	$303	$268
Current Regulatory Liabilities:
Demand side management	$8	$2	$4	$1	$4	$1
Gas supply clause	6	6	6	6
Fuel adjustment clause	14		2		12
Gas line tracker		3		3
Other	4	4	1		3	4
Total current regulatory liabilities	$32	$15	$13	$10	$19	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$691	$693	$301	$302	$390	$391
Coal contracts (b)	17	59	7	25	10	34
Power purchase agreement - OVEC (b)	83	92	57	63	26	29
Net deferred tax assets	23	26	23	24		2
Defined benefit plans	24	16			24	16
Interest rate swaps	82	84	41	42	41	42
Other	3	4	2	2	1	2
Total noncurrent regulatory liabilities	$923	$974	$431	$458	$492	$516

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.
(b)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Following is an overview of selected regulatory assets and liabilities detailed in the preceding tables. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

Defined Benefit Plans

(All Registrants)

Defined benefit plan regulatory assets and liabilities represent the portion of unrecognized transition obligation, prior service cost and net actuarial gains and losses that will be recovered in defined benefit plans expense through future base rates based upon established regulatory practices and generally, are amortized over the average remaining service lives of plan participants. These regulatory assets and liabilities are adjusted at least annually or whenever the funded status of defined benefit plans is re-measured. Of the regulatory asset and liability balances recorded, costs of $46 million for PPL, $18 million for PPL Electric, $28 million for LKE, $19 million for LG&E and $9 million for KU are expected to be amortized into net periodic defined benefit costs in 2016 in accordance with PPL's, PPL Electric's, LKE's, LG&E's and KU's pension accounting policy.

(PPL, LKE, LG&E and KU)

As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E and KU's pension accounting policy and pension cost calculated using a 15 year amortization period for actuarial gains and losses is recorded as a regulatory asset. As of December 31, 2015, the balances were $10 million for PPL and LKE, $6 million for LG&E and $4 million for KU. Of the costs expected to be amortized into net periodic defined benefit costs in 2016, $10 million for PPL and LKE, $6 million for LG&E and $4 million for KU are expected to be recorded as a regulatory asset in 2016.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. LG&E's and KU's regulatory assets for storm costs are being amortized through various dates ending in 2020.

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing). Such costs are being amortized through 2029 for PPL Electric, 2035 for LG&E and through 2040 for PPL, LKE and KU.

Accumulated Cost of Removal of Utility Plant

LG&E and KU accrue for costs of removal through depreciation expense with an offsetting credit to a regulatory liability. The regulatory liability is relieved as costs are incurred.

PPL Electric does not accrue for costs of removal. When costs of removal are incurred, PPL Electric records the costs as a regulatory asset. Such deferral is included in rates and amortized over the subsequent five-year period.

(PPL and PPL Electric)

Generation Supply Charge

The generation supply charge is a cost recovery mechanism that permits PPL Electric to recover costs incurred to provide generation supply to PLR customers who receive basic generation supply service. The recovery includes charges for generation supply (energy and capacity and ancillary services), as well as administration of the acquisition process. In addition, the generation supply charge contains a reconciliation mechanism whereby any over- or under-recovery from prior quarters is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent quarter.

Transmission Service Charge (TSC)

PPL Electric is charged by PJM for transmission service-related costs applicable to its PLR customers. PPL Electric passes these costs on to customers, who receive basic generation supply service through the PUC-approved TSC cost recovery mechanism. The TSC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

Transmission Formula Rate

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, rates are put into effect in June of each year based upon prior year actual expenditures and current year forecasted capital additions. Rates are then adjusted the following year to reflect actual annual expenses and capital additions. Any difference between the revenue requirement in effect for the prior year and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability.

Storm Damage Expense

In accordance with the PUC's December 2012 final rate case order, PPL Electric proposed the establishment of a Storm Damage Expense Rider (SDER) with the PUC. In April 2014, the PUC issued a final order approving the SDER with a January 1, 2015 effective date. On June 20, 2014, the Office of Consumer Advocate (OCA) filed a petition requesting the Commonwealth Court of Pennsylvania to reverse and remand the April 2014 order, which petition remains outstanding. On

January 15, 2015, the PUC issued an order modifying the effective date of the SDER to February 1, 2015. See below under "Regulatory Matters - Pennsylvania Activities" for additional information on the SDER.

Taxes Recoverable through Future Rates

Taxes recoverable through future rates represent the portion of future income taxes that will be recovered through future rates based upon established regulatory practices. Accordingly, this regulatory asset is recognized when the offsetting deferred tax liability is recognized. For general-purpose financial reporting, this regulatory asset and the deferred tax liability are not offset; rather, each is displayed separately. This regulatory asset is expected to be recovered over the period that the underlying book-tax timing differences reverse and the actual cash taxes are incurred.

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, Phase I of PPL Electric's energy efficiency and conservation plan was approved by a PUC order in October 2009. The order allows PPL Electric to recover the maximum $250 million cost of the program ratably over the life of the plan, from January 1, 2010 through May 31, 2013. Phase II of PPL's energy efficiency and conservation plan allows PPL Electric to recover the maximum $185 million cost of the program over the three year period June 1, 2013 through May 31, 2016. The plan includes programs intended to reduce electricity consumption. The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs. The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider. The actual program costs are reconcilable, and any over- or under-recovery from customers will be refunded or recovered at the end of the program. See below under "Regulatory Matters - Pennsylvania Activities" for additional information on Act 129.

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements which apply to coal combustion wastes and by-products from coal-fired electric generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period. As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, LG&E and KU were authorized to earn a 10% return on equity for all their existing ECR plans. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered within 12 months.

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share variances between actual costs and market indices between the shareholders and the customers during each performance-based rate year (12 months ending October 31). The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered within 18 months.

Fuel Adjustment Clauses

LG&E's and KU's retail electric rates contain a fuel adjustment clause, whereby variances in the cost of fuel to generate electricity, including transportation costs, from the costs embedded in base rates are adjusted in LG&E's and KU's rates. The KPSC requires public hearings at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel adjustment clause and, to the extent appropriate, reestablish the fuel charge included in base rates. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

KU also employs a levelized fuel factor mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs. The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the coming year plus an adjustment for any under- or over-recovery of fuel expenses from the prior year. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

Demand Side Management

LG&E's and KU's DSM programs consist of energy efficiency programs which are intended to reduce peak demand and delay the investment in additional power plant construction, provide customers with tools and information to become better managers of their energy usage and prepare for potential future legislation governing energy efficiency. LG&E's and KU's rates contain a DSM provision which includes a rate recovery mechanism that provides for concurrent recovery of DSM costs and incentives, and allows for the recovery of DSM revenues from lost sales associated with the DSM programs. Additionally, LG&E and KU earn an approved return on equity for capital expenditures associated with the residential and commercial load management/demand conservation programs. The cost of DSM programs is assigned only to the class or classes of customers that benefit from the programs.

Interest Rate Swaps

(PPL, LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties. Net realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded. In September 2015, first mortgage bonds totaling $1.05 billion were issued (LG&E issued $550 million and KU issued $500 million) and all outstanding forward-starting interest rate swaps were terminated. Net cash settlements of $88 million were paid on the swaps that were terminated (LG&E and KU each paid $44 million). Net realized losses on these terminated swaps will be recovered through regulated rates. As such, the net settlements were recorded in regulatory assets and are being recognized in "Interest Expense" on the Statements of Income over the life of the new debt that matures in 2025 and 2045. There were no forward starting interest rate swaps outstanding at December 31, 2015. See Note 17 for additional information related to the forward-starting interest rate swaps.

Net cash settlements of $86 million were received on forward starting interest rate swaps that were terminated in 2013 (LG&E and KU each received $43 million). Net realized gains on these terminated swaps will be returned through regulated rates. As such, the net settlements were recorded as regulatory liabilities and are being recognized in "Interest Expense" on the Statements of Income over the life of the associated debt that matures in 2043.

(PPL, LKE and LG&E)

In addition to the terminated forward starting interest rate swaps, realized amounts associated with LG&E's other interest rate swaps, including a terminated swap contract from 2008, are recoverable through rates based on an order from the KPSC, LG&E's unrealized losses and gains are recorded as a regulatory asset or liability until they are realized as interest expense. Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures through 2033. Amortization of the gain or loss related to the 2008 terminated swap contract is to be recovered through 2035.

AROs

As discussed in Note 1, the accretion and depreciation expenses related to LG&E's and KU's AROs are recorded as a regulatory asset, such that there is no earnings impact. When an asset with an ARO is retired, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

Gas Line Tracker

The GLT authorizes LG&E to recover its incremental operating expenses, depreciation, property taxes, and its cost of capital including a return on equity for capital associated with the five year gas service riser, leak mitigation and customer service line ownership programs. As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, LG&E is authorized to earn a 10% return on equity for the GLT mechanism. As part of this program, LG&E makes necessary repairs and assumes ownership of natural gas lines. LG&E annually files projected costs in October to become effective on the first billing cycle in January. After the completion of a plan year, LG&E submits a balancing adjustment filing to the KPSC to amend rates charged for the differences between the actual costs and actual GLT charges for the preceding year. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to these timing differences.

Coal Contracts

As a result of purchase accounting associated with PPL's acquisition of LKE, LG&E's and KU's coal contracts were recorded at fair value on the Balance Sheets with offsets to regulatory assets for those contracts with unfavorable terms relative to current market prices and offsets to regulatory liabilities for those contracts with favorable terms relative to current market prices. These regulatory assets and liabilities are being amortized over the same terms as the related contracts, which expire at various times through 2016.

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LKE, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LKE, LG&E and KU with offsets to regulatory liabilities. The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition.

Regulatory Liability Associated with Net Deferred Tax Assets

LG&E's and KU's regulatory liabilities associated with net deferred tax assets represent the future revenue impact from the reversal of deferred income taxes required primarily for unamortized investment tax credits. These regulatory liabilities are recognized when the offsetting deferred tax assets are recognized.

Plant Retirement Costs

The 2014 Kentucky rate case settlement that became effective July 1, 2015, provided for deferred recovery of costs associated with Green River's remaining coal-fired generating units through their retirement date, which occurred in September 2015. These costs include inventory write-downs and separation benefits and will be amortized over three years.

Regulatory Matters

U.K. Activities (PPL)

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs.

Ofgem Review of Line Loss Calculation

In 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, during 2014 WPD increased its liability by $65 million for over-recovery of line losses with a reduction to "Operating Revenues" on the Statement of Income. In 2013, WPD had recorded an increase of $45 million to the liability with a reduction to "Operating Revenues" on the Statement of Income. Other activity impacting the liability included reductions in the liability that have been included in tariffs and foreign exchange movements. WPD began refunding the liability to customers on April 1, 2015 and will continue through March 31, 2019. The liability at December 31, 2015 and 2014 was $61 million and $99 million.

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On June 30, 2015, the KPSC approved a rate case settlement agreement providing for increases in the annual revenue requirements associated with KU base electricity rates of $125 million and LG&E base gas rates of $7 million. The annual revenue requirement associated with base electricity rates at LG&E was not changed. Although the settlement did not establish a specific return on equity with respect to the base rates, an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms. The settlement agreement provides for deferred recovery of costs associated with KU's retirement of Green River Units 3 and 4. The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense calculated in accordance with LG&E and

KU's pension accounting policy and pension expense using a 15 year amortization period for actuarial gains and losses. The new rates and all elements of the settlement became effective July 1, 2015.

KPSC Landfill Proceedings

On May 22, 2015, LG&E and KU filed an application with the KPSC for a declaratory order that the existing CPCN and ECR approvals regarding the initial phases of construction and rate recovery of the landfill for management of CCRs at the Trimble County Station remain in effect. The current design of the proposed landfill provides for construction in substantially the same location as originally proposed with approximately the same storage capacity and expected useful life. On May 20, 2015, the owner of an underground limestone mine filed a complaint with the KPSC requesting it to revoke the CPCN for the Trimble County landfill and limit recovery of costs for the Ghent Station landfill on the grounds that, as a result of cost increases, the proposed landfill no longer constitutes the least cost alternative for CCR management. The KPSC has initiated its own investigation, consolidated the proceedings, and ordered an accelerated procedural schedule. The KPSC conducted a hearing on the matter in September 2015. On December 15, 2015, the KPSC issued an order affirming LG&E and KU's existing CPCN and ECR authority for Phase 1 of the Trimble County and Ghent landfills and related facilities, and that the landfills are the least cost options for disposing of the combustion wastes. Additionally, the order requires LG&E and KU to file a CPCN prior to constructing Phases 2 and 3 at the Ghent landfill and Phases 2 through 4 at the Trimble County landfill. The order also requires LG&E and KU to submit status update reports every three months on Phase 1 of Trimble County landfill. Phase 1 of construction at Trimble County will commence after the required state permits are obtained. Phase 1 of the Ghent landfill was completed in December 2014.

CPCN and ECR Filings

On January 29, 2016, LG&E and KU submitted applications to the KPSC for CPCNs and for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing the handling of coal combustion byproducts and MATS. The construction projects are expected to begin in 2016 and continue through 2023 and are estimated to cost approximately $316 million at LG&E and $678 million at KU. The applications request an authorized 10% return on equity with respect to LG&E and KU's ECR mechanism consistent with the 2014 Kentucky rate case approved in June 2015.

Pennsylvania Activities (PPL and PPL Electric)

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC. Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets

Rate Case Proceeding

On March 31, 2015, PPL Electric filed a request with the PUC for an increase in its annual distribution revenue requirement of approximately $167.5 million. The application was based on a fully projected future test year of January 1, 2016 through December 31, 2016. On September 3, 2015, PPL Electric filed with the PUC Administrative Law Judge a petition for approval of a settlement agreement under which PPL Electric would be permitted to increase its annual distribution rates by $124 million, effective January 1, 2016. On November 19, 2015, the PUC entered a final order adopting the Administrative Law Judge's recommended decision. The new rates became effective January 1, 2016.

Distribution System Improvement Charge (DSIC)

On March 31, 2015, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric filed the petition concurrently with its 2015 rate case and the Administrative Law Judge granted PPL Electric's request to consolidate these two proceedings. Under the terms of the settlement agreement discussed above, PPL Electric agreed to withdraw the petition without prejudice to re-file it at a later date.

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC and, in an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings. The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision. In November 2015, the PUC issued an opinion and order approving PPL Electric's Petition with minor modifications.

Storm Damage Expense Rider (SDER)

In its December 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER. The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recoup any differences from customers. In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy. PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs be included in rates effective January 1, 2014. In April 2014, the PUC issued a final order approving the SDER with a January 1, 2015 effective date and initially including actual storm costs compared to collections for December 2013 through November 2014. As a result, PPL Electric reduced its regulatory liability by $12 million in March 2014. Also, as part of the April 2014 order, PPL Electric was authorized to recover Hurricane Sandy storm damage costs through the SDER of $29 million over a three-year period beginning January 1, 2015.

In June 2014, the Office of Consumer Advocate (OCA) filed a petition with the Commonwealth Court of Pennsylvania requesting that the Court reverse and remand the April 2014 order permitting PPL Electric to establish the SDER. In December 2015, the Commonwealth Court issued an Opinion affirming the PUC's April 2014 Order. On January 15, 2015, the PUC issued a final order closing an investigation related to a separate OCA complaint concerning PPL Electric's October 2014 preliminary SDER calculation and modified the effective date of the SDER to February 1, 2015.

In the PUC rate case settlement agreement approved by the Commission in November 2015, it was determined that reportable storm damage expenses to be recovered annually through base rates will be set at $15 million. The SDER will recover from customers or refund to customers, as appropriate, only applicable expenses from reportable storms that are greater than or less than $15 million recovered annually through base rates. Beginning January 1, 2018, the amortized 2011 storm expense of $5 million will be included in the base rate component of the SDER.

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates. EDCs not meeting the requirements of Act 129 are subject to significant penalties. In November 2015, PPL Electric filed with the PUC its Act 129 Phase III Energy Efficiency and Conservation Plan for the period June 1, 2016 through May 31, 2021. In January 2016, PPL Electric and the other parties reached a settlement in principle. The settlement is subject to PUC approval. This matter remains pending before the PUC.

Act 129 also requires Default Service Providers (DSP) to provide electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP. Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC. A DSP is able to recover the costs associated with its default service procurement plan.

PPL Electric has received PUC approval of biannual DSP procurement plans for all periods required under Act 129. In January 2016, PPL Electric filed a Petition for Approval of a new DSP procurement plan with the PUC for the period June 1, 2017 through May 31, 2021. A Prehearing Conference is scheduled for March 2016. This proceeding remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

Smart Meter Rider (SMR)

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years. Under Act 129, EDCs are able to recover the costs of providing smart metering technology. All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the requirements of Act 129. PPL Electric recovered the cost of its pilot programs and evaluations through a cost recovery mechanism, the Smart Meter Rider. In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014. PPL Electric also submitted revised SMR charges that became effective January 1, 2014. In June 2014, PPL Electric filed its final Smart Meter Plan with the PUC. In that plan, PPL Electric proposes by the end of 2019 to replace all of its current meters with new meters that meet the Act 129 requirements. The total cost of the project is estimated to be approximately $471 million, of which approximately $406 million is expected to be capital. PPL Electric proposes to recover these costs through the SMR which the PUC previously approved for recovery of such costs. On April 30, 2015, the Administrative Law Judge assigned by the PUC to review PPL Electric's Smart Meter Plan issued a recommended decision approving the plan with minor modifications. On September 3, 2015, the PUC entered a final order approving the Smart Meter Plan with minor modifications.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

Transmission rates are regulated by the FERC. PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM Open Access Transmission Tariff (OATT) that utilizes a formula-based rate recovery mechanism. The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form 1, filed under the FERC's Uniform System of Accounts.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provided wholesale requirements power sales to 12 municipal customers. Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up. KU's application proposed an authorized return on equity of 10.7%. Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund. In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts. Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date. In addition, a tenth municipality has become a transmission-only customer as of June 2015. In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval. In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order. During the fourth quarter of 2015, the FERC approved the settlement agreement resolving the rate case with respect to these two municipalities, including approval of the formula rate with a true-up provision and authorizing a return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower. In August 2015, KU filed a partial settlement agreement with the nine terminating municipalities, resolving all but one open matter with one municipality. The settlement was approved by FERC in the fourth quarter of 2015, including authorizing the agreed-upon refunds, approving the formula rate with a true-up provision, and authorizing a 10.25% return on equity. Refunds to both the remaining municipals and the departing municipals were issued during the fourth quarter of 2015 totaling $3.4 million. A single remaining unresolved issue with one terminating municipality is in FERC litigation proceedings. Hearings on the dispute were conducted in January 2016 and preliminary rulings on the matter may occur in mid- or late-2016. KU cannot predict the ultimate outcome of this FERC proceeding, but the amounts under continuing dispute are not estimated to be significant.

7. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets. The following credit facilities were in place at:

	December 31, 2015					December 31, 2014
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a) (c)	Dec. 2016	£210	£133		£77	£103
WPD (South West)
Syndicated Credit Facility (a) (c)	July 2020	245			245
WPD (East Midlands)
Syndicated Credit Facility (a) (c)	July 2020	300			300	64
WPD (West Midlands)
Syndicated Credit Facility (a) (c)	July 2020	300			300
Uncommitted Credit Facilities		40		£4	36		£5
Total U.K. Credit Facilities (b)		£1,095	£133	£4	£958	£167	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility (c) (d)	Nov. 2018	$300		$151	$149
Syndicated Credit Facility (c) (d)	July 2019	300		300
Bilateral Credit Facility (c) (d)	Mar. 2016	150		20	130		$21
Total PPL Capital Funding Credit Facilities		$750		$471	$279		$21

PPL Electric
Syndicated Credit Facility (c) (d)	July 2019	$300		$1	$299		$1

LKE

Syndicated Credit Facility (c) (d) (f)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility (c) (d)	July 2019	$500		$142	$358		$264

KU
Syndicated Credit Facility (c) (d)	July 2019	$400		$48	$352		$236
Letter of Credit Facility (c) (d) (e)	Oct. 2017	198		198			198
Total KU Credit Facilities		$598		$246	$352		$434

(a)	The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.
(b)	WPD plc's amounts borrowed at December 31, 2015 and 2014 were USD-denominated borrowings of $200 million and $161 million, which bore interest at 1.83% and 1.86%. WPD (East Midlands) amount borrowed at December 31, 2014 was a GBP-denominated borrowing which equated to $100 million and bore interest at 1.00%. At December 31, 2015, the unused capacity under the U.K. credit facilities was approximately $1.4 billion.
(c)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(d)	The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, as it relates to the syndicated and bilateral credit facilities and subject to certain conditions, PPL Capital Funding may request that the capacity of its facility expiring in July 2019 be increased by up to $100 million and the facilities expiring in November 2018 and March 2016 may be increased by up to $30 million, PPL Electric, LG&E and KU each may request up to a $100 million increase in its facility's capacity and LKE may request up to a $25 million increase in its facility's capacity.
(e)	KU's letter of credit facility agreement allows for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.
(f)	At December 31, 2015, LKE's interest rate on outstanding borrowings was 1.68%. At December 31, 2014, LKE's interest rate on outstanding borrowings was 1.67%.

In January 2016, WPD plc replaced its existing syndicated credit facility expiring in December 2016 with a new £210 million facility expiring in January 2021.

In January 2016, the expiration dates for the PPL Capital Funding and PPL Electric syndicated credit facilities expiring in July 2019 were extended to January 2021. PPL Capital Funding's capacity was increased to $700 million and PPL Electric's capacity was increased to $400 million. The expiration dates for the LG&E and KU syndicated credit facilities expiring in July 2019 were extended to December 2020. Additionally, subject to certain conditions, PPL Capital Funding and PPL Electric may each request up to a $250 million increase in its facility's capacity and LG&E and KU may each request up to a $100 million increase to the capacities of their facilities.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	December 31, 2015				December 31, 2014
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Capital Funding	0.78%	$600	$451	$149
PPL Electric		300		300
LG&E	0.71%	350	142	208	0.42%	$264
KU	0.72%	350	48	302	0.49%	236
Total		$1,600	$641	$959		$500

(PPL and LKE)

See Note 14 for discussion of intercompany borrowings.

Long-term Debt (All Registrants)

	Weighted-Average		December 31,
	Rate (g)	Maturities (g)	2015	2014
PPL
U.S.
Senior Unsecured Notes	3.87%	2018 - 2044	$3,425	$3,825
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	3.97%	2016 - 2045	6,874	6,074
Junior Subordinated Notes	6.31%	2067 - 2073	930	930
Total U.S. Long-term Debt			11,229	10,829

U.K.
Senior Unsecured Notes (d)	5.33%	2016 - 2040	7,170	6,627
Index-linked Senior Unsecured Notes (e)	1.82%	2043 - 2056	772	732
Total U.K. Long-term Debt (f)			7,942	7,359
Total Long-term Debt Before Adjustments			19,171	18,188

Fair market value adjustments			30	37
Unamortized premium and (discount), net (e)			(28)	(52)
Unamortized debt issuance costs			(125)	(119)
Total Long-term Debt			19,048	18,054
Less current portion of Long-term Debt			485	1,000
Total Long-term Debt, noncurrent			$18,563	$17,054

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.50%	2020 - 2045	$2,864	$2,614
Total Long-term Debt Before Adjustments			2,864	2,614

Unamortized discount			(13)	(12)
Unamortized debt issuance costs			(23)	(21)
Total Long-term Debt			2,828	2,581
Less current portion of Long-term Debt				100
Total Long-term Debt, noncurrent			$2,828	$2,481

LKE
Senior Unsecured Notes	3.97%	2020 - 2021	$725	$1,125
First Mortgage Bonds (a) (c)	3.58%	2016 - 2045	4,010	3,460
Long-term debt to affiliate	3.50%	2025	400
Total Long-term Debt Before Adjustments			5,135	4,585

Fair market value adjustments			(1)	(1)
Unamortized discount			(16)	(17)
Unamortized debt issuance costs			(30)	(24)
Total Long-term Debt			5,088	4,543
Less current portion of Long-term Debt			25	900
Total Long-term Debt, noncurrent			$5,063	$3,643

	Weighted-Average		December 31,
	Rate (g)	Maturities (g)	2015	2014
LG&E
First Mortgage Bonds (a) (c)	3.36%	2016 - 2045	$1,659	$1,359
Total Long-term Debt Before Adjustments			1,659	1,359

Fair market value adjustments			(1)	(1)
Unamortized discount			(4)	(5)
Unamortized debt issuance costs			(12)	(8)
Total Long-term Debt			1,642	1,345
Less current portion of Long-term Debt			25	250
Total Long-term Debt, noncurrent			$1,617	$1,095

KU
First Mortgage Bonds (a) (c)	3.74%	2020 - 2045	$2,351	$2,101
Total Long-term Debt Before Adjustments			2,351	2,101

Unamortized discount			(10)	(10)
Unamortized debt issuance costs			(15)	(12)
Total Long-term Debt			2,326	2,079
Less current portion of Long-term Debt				250
Total Long-term Debt, noncurrent			$2,326	$1,829

(a)	Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The carrying value of PPL Electric's property, plant and equipment was approximately $6.7 billion and $5.8 billion at December 31, 2015 and 2014.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $4.2 billion and $3.7 billion at December 31, 2015 and 2014.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $5.7 billion and $5.5 billion at December 31, 2015 and 2014.

(b)	Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric. These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds. These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (a) above. This amount includes $224 million that may be redeemed at par beginning in 2015 and $90 million that may be redeemed, in whole or in part, at par beginning in October 2020 and are subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.
(c)	Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate.

At December 31, 2015, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $418 million for LKE, comprised of $391 million and $27 million for LG&E and KU, respectively. At December 31, 2015, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $507 million for LKE, comprised of $183 million and $324 million for LG&E and KU, respectively.

Several series of the tax-exempt revenue bonds are insured by monoline bond insurers whose ratings were reduced due to exposures relating to insurance of sub-prime mortgages. Of the bonds outstanding, $231 million are in the form of insured auction rate securities ($135 million for LG&E and $96 million for KU), wherein interest rates are reset either weekly or every 35 days via an auction process. Beginning in late 2007, the interest rates on these insured bonds began to increase due to investor concerns about the creditworthiness of the bond insurers. During 2008, interest rates increased, and LG&E and KU experienced failed auctions when there were insufficient bids for the bonds. When a failed auction occurs, the interest rate is set pursuant to a formula stipulated in the indenture. As noted above, the instruments governing these auction rate bonds permit LG&E and KU to convert the bonds to other interest rate modes.

Certain of the variable rate tax-exempt revenue bonds totaling $251 million at December 31, 2015 ($23 million for LG&E and $228 million for KU), are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.

(d)	Includes £225 million ($339 million at December 31, 2015) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.
(e)	The principal amount of the notes issued by WPD (South West) and WPD (East Midlands) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The adjustment to the principal amounts from 2014 to 2015 was an increase of approximately £4 million ($6 million) resulting from inflation. In addition, this amount includes £225 million ($339 million at December 31, 2015) of notes issued by

WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(f)	Includes £4.4 billion ($6.6 billion at December 31, 2015) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.
(g)	The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of December 31, 2015.

None of the outstanding debt securities noted above have sinking fund requirements. The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2016 through 2020 and thereafter are as follows:

		PPL
	PPL	Electric	LKE	LG&E	KU

2016	$485		$25	$25
2017	294		194	194
2018	348		98	98
2019	40		40	40
2020	1,301	$100	975		$500
Thereafter	16,703	2,764	3,803	1,302	1,851
Total	$19,171	$2,864	$5,135	$1,659	$2,351

(PPL)

In May 2013, PPL Capital Funding remarketed $1.150 billion of 4.625% Junior Subordinated Notes due 2018 that were originally issued in June 2010 as a component of PPL's 2010 Equity Units. In connection with the remarketing, PPL Capital Funding issued $300 million of 2.04% Junior Subordinated Notes due 2016 and $850 million of 2.77% Junior Subordinated Notes due 2018, which were simultaneously exchanged for three tranches of Senior Notes: $250 million of 1.90% Senior Notes due 2018, $600 million of 3.40% Senior Notes due 2023 and $300 million of 4.70% Senior Notes due 2043. The transaction was accounted for as a debt extinguishment, resulting in a $10 million loss on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income. The transaction was considered non-cash activity that was excluded from the Statement of Cash Flows for the year ended December 31, 2013. Additionally, in July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts. PPL received net cash proceeds of $1.150 billion, which were used to repay short-term and long-term debt and for general corporate purposes.

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units. In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million of 3.184% Junior Subordinated Notes due 2019. Simultaneously, the newly issued Junior Subordinated Notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044. The transaction was accounted for as a debt extinguishment, resulting in a $9 million loss on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income. Except for the $228 million retirement of the 4.32% Junior Subordinated Notes and fees related to the transactions, the activity was non-cash and excluded from the Statement of Cash Flows for the year ended December 31, 2014. Additionally, in May 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts. PPL received net cash proceeds of $978 million, which were used to repay short-term debt and for general corporate purposes.

In November 2015, WPD plc issued £500 million aggregate nominal value of 3.625% Notes due 2023. WPD plc received proceeds of £495 million, which equated to $746 million at the time of issuance, net of a discount and underwriting fees, which will be used for general corporate purposes, including the re-financing of existing debt.

(PPL and PPL Electric)

In October 2015, PPL Electric issued $350 million of 4.15% First Mortgage Bonds due 2045. PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which were used to repay short-term debt and for general corporate purposes.

In December 2015, PPL Electric repaid the entire $100 million principal amount of its 4.95% Senior Secured Bonds upon maturity.

(PPL, LKE and LG&E)

In September 2015, LG&E issued $300 million of 3.30% First Mortgage Bonds due 2025 and $250 million of 4.375% First Mortgage Bonds due 2045. LG&E received proceeds of $298 million and $248 million, net of discounts and underwriting fees, which were used to repay short-term debt, to repay 1.625% First Mortgage Bonds that matured in November 2015 and for general corporate purposes.

(PPL, LKE and KU)

In September 2015, KU issued $250 million of 3.30% First Mortgage Bonds due 2025 and $250 million of 4.375% First Mortgage Bonds due 2045. KU received proceeds of $248 million for each issuance, net of discounts and underwriting fees, which were used to repay short-term debt, to repay 1.625% First Mortgage Bonds that matured in November 2015 and for general corporate purposes.

(PPL and LKE)

In November 2015, LKE borrowed $400 million from a PPL affiliate through the issuance of a 3.50% note payable due 2025. The proceeds were used to repay the entire $400 million principal amount of its 2.125% Senior Unsecured Notes which matured in November 2015. See Note 14 for more information related to intercompany borrowings.

Legal Separateness (All Registrants)

The subsidiaries of PPL are separate legal entities. PPL's subsidiaries are not liable for the debts of PPL. Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation. Similarly, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another. Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay the creditors or as required by applicable law or regulation.

Similarly, the subsidiaries of PPL Electric and LKE are each separate legal entities. These subsidiaries are not liable for the debts of PPL Electric and LKE. Accordingly, creditors of PPL Electric and LKE may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. Similarly, PPL Electric and LKE are not liable for the debts of their subsidiaries, nor are their subsidiaries liable for the debts of one another. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Electric and LKE (or their other subsidiaries) absent a specific contractual undertaking by that parent or other subsidiary to pay such creditors or as required by applicable law or regulation.

(PPL)

ATM Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. During 2015, PPL issued 1,476,700 shares of common stock under the program at an average price of $33.41 per share, receiving net proceeds of $49 million.

Distributions and Related Restrictions

In November 2015, PPL declared its quarterly common stock dividend, payable January 4, 2016, at 37.75 cents per share (equivalent to $1.51 per annum). On February 4, 2016, PPL announced that the company is increasing its common stock dividend to 38 cents per share on a quarterly basis (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors. See Note 8 for information regarding the June 1, 2015 distribution to PPL's shareowners of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2015, no interest payments were deferred.

WPD subsidiaries have financing arrangements that limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LKE primarily relies on dividends from its subsidiaries to fund its distributions to PPL. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL. In May 2012, FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2015, net assets of $2.7 billion ($1.1 billion for LG&E and $1.6 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $2.9 billion ($1.2 billion for LG&E and $1.7 billion for KU) were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

8. Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results.

(PPL)

Discontinued Operations

Spinoff of PPL Energy Supply

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. The transaction was subject to customary closing conditions, including receipt of regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015. On April 29, 2015, PPL's Board of Directors declared the June 1, 2015 distribution to PPL's shareowners of record on May 20, 2015 of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Immediately following the spinoff on June 1, 2015, Holdco merged with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by its owners to become a subsidiary of Talen Energy. PPL shareowners received approximately 0.1249 shares of Talen Energy common stock for each share of PPL common stock they owned on May 20, 2015. Following completion of these transactions, PPL shareowners owned 65% of Talen Energy and affiliates of Riverstone owned 35%. The spinoff had no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes.

PPL has no continuing ownership interest in, control of, or affiliation with Talen Energy and Talen Energy Supply (formerly PPL Energy Supply).

Loss on Spinoff

In conjunction with the accounting for the spinoff, PPL evaluated whether the fair value of the Supply segment's net assets was less than the carrying value as of the June 1, 2015 spinoff date.

PPL considered several valuation methodologies to derive a fair value estimate of its Supply segment at the spinoff date. These methodologies included considering the closing "when-issued" Talen Energy market value on June 1, 2015 (the spinoff date), adjusted for the proportional share of the equity value attributable to the Supply segment, as well as, the valuation methods consistently used in PPL's goodwill impairment assessments - an income approach using a discounted cash flow analysis of the Supply segment and an alternative market approach considering market multiples of comparable companies.

Although the market value of Talen Energy approach utilized the most observable inputs of the three approaches, PPL considered certain limitations of the "when-issued" trading market for the spinoff transaction including the short trading duration, lack of liquidity in the market and anticipated initial Talen stock ownership base selling pressure, among other factors, and concluded that these factors limit the appropriateness of this input being solely determinative of the fair value of the Supply segment. As such, PPL also considered the other valuation approaches in estimating the overall fair value, but ultimately assigned the highest weighting to the Talen Energy market value approach.

The following table summarizes PPL's fair value analysis:

		Weighted
		Fair Value
Approach	Weighting	(in billions)

Talen Energy Market Value	50%	$1.4
Income/Discounted Cash Flow	30%	1.1
Alternative Market (Comparable Company)	20%	0.7
Estimated Fair Value		$3.2

A key assumption included in the fair value estimate is the application of a control premium of 25% in the two market approaches. PPL concluded it was appropriate to apply a control premium in these approaches as the goodwill impairment testing guidance was followed in determining the estimated fair value of the Supply segment, which had historically been a reporting unit for PPL. This guidance provides that the market price of an individual security (and thus the market capitalization of a reporting unit with publically traded equity securities) may not be representative of the fair value of the reporting unit. This guidance also indicates that substantial value may arise to a controlling shareholder from the ability to take advantage of synergies and other benefits that arise from control over another entity, and that the market price of a Company's individual share of stock does not reflect this additional value to a controlling shareholder. Therefore, the quoted market price need not be the sole measurement basis for determining the fair value, and including a control premium is appropriate in measuring the fair value of a reporting unit.

In determining the control premium, PPL reviewed premiums received during the last five years in market sales transactions obtained from observable independent power producer and hybrid utility transactions greater than $1 billion. Premiums for these transactions ranged from 5% to 42% with a median of approximately 25%. Given these metrics, PPL concluded a control premium of 25% to be reasonable for both of the market valuation approaches used.

Assumptions used in the discounted cash flow analysis included forward energy prices, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the Energy Supply portion of the recent Talen Energy business planning process and a market participant discount rate.

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million in the second quarter of 2015, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges of $36 million for employee separation benefits were recorded related to 306 positions. Of this amount, $16 million related to 112 Energy Supply positions and is reflected in discontinued operations.

The remaining $20 million is primarily reflected in "Other operation and maintenance" on the PPL Consolidated Statements of Income. In 2015, the organizational structures were finalized for both PPL and Talen Energy which resulted in an additional charge of $10 million for employee separation benefits. Of this amount, $2 million related to Energy Supply positions and is reflected in discontinued operations. The remaining $8 million is reflected in "Other operation and maintenance" on the PPL Consolidated Statements of Income. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  At December 31, 2015 and 2014, the recorded liabilities related to the separation benefits were $13 million and $20 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs incurred primarily included accelerated stock-based compensation and prorated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date in 2015, which are reflected in discontinued operations.

As the vesting for all PPL Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, PPL does not expect to recognize significant future compensation costs for equity awards held by former PPL Energy Supply employees. PPL's future stock-based compensation expense will not be significantly impacted by equity award adjustments that occurred as a result of the spinoff. Stock-based compensation expense recognized in future periods for PPL's outstanding awards will correspond to the unrecognized compensation expense as of the date of the spinoff, which reflects the unamortized balance of the original grant date fair value of the equity awards held by PPL employees.

PPL recorded $45 million and $27 million of third-party costs related to this transaction in 2015 and 2014. Of these costs, $32 million and $19 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $13 million and $8 million of consulting and other costs were incurred in 2015 and 2014, related to the formation of the Talen Energy organization and to reconfigure the remaining PPL service functions. These costs are recorded primarily in "Other operation and maintenance" on the Statements of Income. No significant additional third-party costs are expected to be incurred.

At the close of the transaction in 2015, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into interest expense and reflected in discontinued operations.

As a result of the June 2014 spinoff announcement, PPL recorded $50 million of deferred income tax expense in 2014, to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

Continuing Involvement (PPL and PPL Electric)

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) that terminates no later than two years from the spinoff date. The TSA sets forth the terms and conditions for PPL and Talen Energy to provide certain transition services to one another. PPL will provide Talen Energy certain information technology, financial and accounting, human resource and other specified services. In 2015, PPL billed $25 million to Talen Energy for these services. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

Additionally, prior to the spinoff, through the annual competitive solicitation process, PPL EnergyPlus was awarded supply contracts for a portion of the PLR generation supply for PPL Electric, which were retained by Talen Energy Marketing as part of the spinoff transaction. PPL Electric's supply contracts with Talen Energy Marketing extend through November 2016. The energy purchases were previously included in PPL Electric's Statements of Income as "Energy purchases from affiliate" but were eliminated in PPL's Consolidated Statements of Income.

Subsequent to the spinoff, PPL Electric's energy purchases from Talen Energy Marketing were $27 million and are no longer considered affiliate transactions.

(PPL)

Summarized Results of Discontinued Operations

The operations of the Supply segment are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of Discontinued Operations in the Statements of Income for the periods ended December 31:

	2015	2014	2013
Operating revenues	$1,427	$3,848	$4,648
Operating expenses	1,328	3,410	4,173
Other Income (Expense) - net	(21)	13	32
Interest expense (a)	150	190	228
Gain on sale of Montana Hydro Sale		237
Loss on lease termination			(697)
Income tax expense (benefit)	(30)	198	(180)
Loss on spinoff	(879)
Income (Loss) from Discontinued Operations (net of income taxes)	$(921)	$300	$(238)

(a)	Includes interest associated with the Supply segment with no additional allocation as the Supply segment was sufficiently capitalized.

Summarized Assets and Liabilities of Discontinued Operations

The assets and liabilities of PPL's Supply segment for all periods prior to the spinoff are included in "Current assets of discontinued operations", "Noncurrent assets of discontinued operations", "Current liabilities of discontinued operations" and "Noncurrent liabilities of discontinued operations" on PPL's Balance Sheet. Net assets, after recognition of the loss on spinoff, of $3.2 billion were distributed to PPL shareowners in the June 1, 2015, spinoff of PPL Energy Supply. The following major classes of assets and liabilities were distributed and removed from PPL's Balance Sheet on June 1, 2015. Additionally, the following major classes of assets and liabilities were reclassified to discontinued operations as of December 31, 2014:

		Discontinued
	Distribution on	Operations at
	June 1,	December 31,
	2015	2014
Cash and cash equivalents (a)	$371	$352
Restricted cash and cash equivalents	156	176
Accounts receivable and unbilled revenues	334	504
Fuels, materials and supplies	415	455
Price risk management assets	784	1,079
Other current assets	46	26
Total Current Assets	2,106	2,592

Investments	999	980
PP&E, net	6,384	6,428
Goodwill	338	338
Other intangibles	260	257
Price risk management assets	244	239
Other noncurrent assets	63	69
Total Noncurrent Assets	8,288	8,311

Total assets	$10,394	$10,903

Short-term debt and long-term debt due within one year	$885	$1,165
Accounts payable	252	361
Price risk management liabilities	763	1,024
Other current liabilities	229	221
Total Current Liabilities	2,129	2,771

		Discontinued
	Distribution on	Operations at
	June 1,	December 31,
	2015	2014
Long-term debt (excluding current portion)	1,917	1,677
Deferred income taxes	1,246	1,219
Price risk management liabilities	206	193
Accrued pension obligations	266	299
Asset retirement obligations	443	415
Other deferred credits and noncurrent liabilities	103	150
Total Noncurrent Liabilities	4,181	3,953

Total liabilities	$6,310	$6,724
Adjustment for loss on spinoff	879
Net assets distributed	$3,205

(a)	The distribution of PPL Energy Supply's cash and cash equivalents at June 1, 2015 is included in "Net cash provided by (used in) financing activities - discontinued operations" on the Statement of Cash Flows for the year ended December 31, 2015.

Montana Hydro Sale

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash. The proceeds from the sale remained with PPL and did not transfer to Talen Energy as a result of the spinoff of PPL Energy Supply. The sale included 11 hydroelectric power facilities and related assets, included in the Supply segment. A gain of $237 million ($137 million after-tax) was recorded on the sale of the hydroelectric power facilities.

In December 2013, to facilitate the sale of the Montana hydroelectric generating facilities, PPL Montana terminated its operating lease arrangement related to partial interests in the Colstrip coal-fired electric generating facility and acquired those interests collectively for $271 million. A loss of $697 million ($413 million after-tax) was recorded for the termination of the lease arrangement.

As the Montana hydroelectric power facilities were previously reported as a component of PPL Energy Supply and the Supply segment, the components of discontinued operations for these facilities contained in the Statements of Income are included in the disclosure above.

Development

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

In 2007, PJM directed the construction of a new 150-mile, 500-kV transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid. PJM determined that the line was needed to prevent potential overloads that could occur on several existing transmission lines in the interconnected PJM system. PJM directed PPL Electric to construct the Pennsylvania portion of the Susquehanna-Roseland line and Public Service Electric & Gas Company to construct the New Jersey portion of the line. The line was energized, in May 2015. At December 31, 2015 and 2014, $648 million and $597 million of costs were capitalized and are included on the Balance Sheet primarily in "Regulated utility plant" for 2015 and "Construction work in progress" for 2014.

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile, 230 kV transmission line that includes three new substations and upgrades to adjacent facilities). The FERC granted the incentive for inclusion in rate base of all prudently incurred construction work in progress (CWIP) costs but denied the requested incentive for a 100 basis point adder to the return on equity.

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project. In January 2014, the PUC issued a Final Order approving the application. PPL Electric expects the project to be completed in 2016. At December 31, 2015, PPL Electric's estimated cost of the project was $335 million. At December 31, 2015 and 2014, $319 million and $183 million of costs were capitalized and are included on the Balance Sheet primarily in "Regulated utility plant" for 2015 and "Construction work in progress" for 2014.

Capacity Needs (PPL, LKE, LG&E and KU)

The Cane Run Unit 7 NGCC was put into commercial operation on June 19, 2015. As a result and to meet more stringent EPA regulations, LG&E retired one coal-fired generating unit at the Cane Run plant in March 2015 and retired the remaining two coal-fired generating units at the plant in June 2015. Additionally, KU retired the remaining two coal-fired generating units at the Green River plant on September 30, 2015. LG&E and KU incurred costs of $11 million and $6 million, respectively, directly related to these retirements including inventory write-downs and separation benefits. However, there were no gains or losses on the retirement of these units. See Note 6 for more information related to the regulatory recovery of the costs associated with the retirement of the Green River units.

In December 2014, a final order was issued by the KPSC approving the request to construct a 10 MW solar generation facility at E.W. Brown. LG&E and KU began construction activities in the fourth quarter of 2015 and project the plant to be placed into commercial operation by June 2016 at a cost of approximately $30 million.

9. Leases

(PPL, LKE, LG&E and KU)

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land, gas storage and other equipment.

Rent - Operating Leases

Rent expense for the years ended December 31 for operating leases was as follows:

	2015	2014	2013

PPL	$49	$51	$56

LKE	24	18	18
LG&E	12	7	7
KU	11	10	10

Total future minimum rental payments for all operating leases are estimated to be:

	PPL	LKE	LG&E	KU

2016	$33	$25	$14	$10
2017	28	23	14	9
2018	24	21	13	7
2019	14	12	7	5
2020	11	9	4	5
Thereafter	31	22	10	11
Total	$141	$112	$62	$47

10. Stock-Based Compensation

(PPL, PPL Electric and LKE)

In 2012, shareowners approved the SIP. This equity plan replaced the ICP and incorporated the following changes:

•	Eliminates the potential to pay dividend equivalents on stock options.

•	Eliminates the automatic lapse of restrictions on all equity awards in the event of a "potential" change in control and requires that a termination of employment occur in the event of a change in control before restrictions lapse.

•	Changes the treatment of outstanding stock options upon retirement to limit the exercise period to the earlier of the end of the term (ten years from grant) or five years after retirement.

To further align the executives' interests with those of PPL shareowners, this plan provides that each restricted stock unit entitles the executive to accrue additional restricted stock units equal to the amount of quarterly dividends paid on PPL stock. These additional restricted stock units are deferred and payable in shares of PPL common stock at the end of the restriction period. Dividend equivalents on restricted stock unit awards granted under the ICP and the ICPKE are currently paid in cash when dividends are declared by PPL.

Under the ICP, SIP and the ICPKE (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Electric, LKE and other affiliated companies. Awards under the Plans are made by the Compensation, Governance and Nominating Committee (CGNC) of the PPL Board of Directors, in the case of the ICP and SIP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

The following table details the award limits under each of the Plans.

		Annual Grant Limit		Annual Grant Limit
		Total As % of		For Individual Participants -
	Total Plan	Outstanding	Annual Grant	Performance Based Awards
	Award	PPL Common Stock	Limit	For awards	For awards
	Limit	On First Day of	Options	denominated in	denominated in
Plan	(Shares)	Each Calendar Year	(Shares)	shares (Shares)	cash (in dollars)

ICP (a)	15,769,431	2%	3,000,000
SIP	10,000,000		2,000,000	750,000	$15,000,000
ICPKE	14,199,796	2%	3,000,000

(a)	Applicable to outstanding awards granted from January 27, 2006 to January 26, 2012. During 2012, the total plan award limit was reached and the ICP was replaced by the SIP.

Any portion of these awards that has not been granted may be carried over and used in any subsequent year. If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. Restricted stock awards are granted as a retention award for select key executives and vest when the recipient reaches a certain age or meets service or other criteria set forth in the executive's restricted stock award agreement.

The Plans allow for the grant of restricted stock units. Restricted stock units are awards based on the fair value of PPL common stock on the date of grant. Actual PPL common shares will be issued upon completion of a restriction period, generally three years.

The fair value of restricted stock and restricted stock units granted is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility. The fair value of restricted stock and restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Recipients of restricted stock units granted under the ICPKE may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited. Restricted stock and restricted stock units are subject to forfeiture or accelerated payout under the plan provisions for termination, retirement, disability and death of employees. Restrictions lapse on restricted stock and restricted stock units fully, in certain situations, as defined by each of the Plans.

The weighted-average grant date fair value of restricted stock and restricted stock units granted was:

	2015	2014	2013

PPL	$34.50	$31.50	$30.30
PPL Electric	34.41	31.81	30.55
LKE	34.89	30.98	30.00

Restricted stock and restricted stock unit activity for 2015 was:

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
PPL
Nonvested, beginning of period	3,485,520	$30.07
Granted	1,028,009	34.50
Anti-dilution adjustments (a)	247,098	N/A
Vested	(3,055,205)	29.34
Forfeited	(25,947)	30.70
Nonvested, end of period (b)	1,679,475	29.65

PPL Electric
Nonvested, beginning of period	286,811	$30.04
Transfer between registrants	(22,730)	29.56
Granted	75,213	34.41
Anti-dilution adjustments (a)	18,661	N/A
Vested	(127,507)	29.12
Forfeited	(9,363)	30.51
Nonvested, end of period	221,085	29.48

LKE
Nonvested, beginning of period	341,468	$29.76
Transfer between registrants	4,300	31.74
Granted	98,360	34.89
Anti-dilution adjustments (a)	24,587	N/A
Vested	(149,752)	28.55
Nonvested, end of period	318,963	29.65

(a)	Includes adjustment to all restricted stock units granted prior to the spinoff of PPL Energy Supply as provided for under the anti-dilution provisions of PPL's stock-based compensation Plans.
(b)	Excludes 1,226,193 restricted stock units for which restrictions lapsed for former PPL Energy Supply employees as a result of the spinoff, but for which distribution will not occur until the end of the original restriction period of the awards.

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The total fair value of restricted stock and restricted stock units vesting for the years ended December 31 was:

	2015	2014	2013

PPL	$28	$11	$12
PPL Electric	4	2	3
LKE	4		1

Performance Units

Performance units are intended to encourage and reward future corporate performance. Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal. Performance is determined based on total shareowner return during a three-year performance period. At the end of the period, payout is determined by comparing PPL's performance to the total shareowner return of the companies included in the Philadelphia Stock Exchange Utility Index. Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved. Under the plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and are eligible for vesting through the conclusion of the performance period.

Beginning in 2014, the fair value of performance units granted to retirement-eligible employees is recognized as compensation expense on a straight-line basis over a one-year period, the minimum vesting period required for an employee to be entitled to payout of the awards. For employees who are not retirement-eligible, compensation expense is recognized over the shorter of the three-year performance period or the period until the employee is retirement-eligible, with a minimum vesting and recognition period of one-year. The fair value of performance units granted in 2013 and prior years is recognized as compensation expense on a straight-line basis over the three-year performance period. Performance units vest on a pro rata basis, in certain situations, as defined by each of the Plans.

The fair value of each performance unit granted was estimated using a Monte Carlo pricing model that considers stock beta, a risk-free interest rate, expected stock volatility and expected life. The stock beta was calculated comparing the risk of the individual securities to the average risk of the companies in the index group. The risk-free interest rate reflects the yield on a U.S. Treasury bond commensurate with the expected life of the performance unit. Volatility over the expected term of the performance unit is calculated using daily stock price observations for PPL and all companies in the index group and is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL and the companies in the index group. PPL uses a mix of historic and implied volatility to value awards.

The weighted-average assumptions used in the model were:

	2015	2014	2013

Expected stock volatility	15.90%	15.80%	15.50%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of performance units granted was:

	2015	2014	2013

PPL	$36.76	$34.55	$34.15
PPL Electric	37.93	34.43	33.97
LKE	37.10	34.12	33.84

Performance unit activity for 2015 was:

		Weighted-
		Average Grant
	Performance	Date Fair Value
	Units	Per Share
PPL
Nonvested, beginning of period	1,171,716	$33.77
Granted	481,197	36.76
Anti-dilution adjustment (a)	90,251	N/A
Vested	(509,139)	32.12
Forfeited	(240,485)	33.35
Nonvested, end of period (b)	993,540	33.09

PPL Electric
Nonvested, beginning of period	59,615	$33.77
Transfer between registrants	(3,676)	35.80
Granted	21,798	37.93
Anti-dilution adjustment (a)	4,627	N/A
Vested	(8,497)	31.38
Forfeited	(6,196)	31.38
Nonvested, end of period	67,671	33.05

LKE
Nonvested, beginning of period	173,946	$33.32
Granted	66,439	37.10
Anti-dilution adjustment (a)	13,207	N/A
Vested	(30,921)	31.35
Forfeited	(29,507)	31.36
Nonvested, end of period	193,164	32.96

(a)	Includes adjustment to all performance units granted prior to the spinoff of PPL Energy Supply as provided for under the anti-dilution provisions of PPL's stock-based compensation Plans.
(b)	Excludes 322,429 performance units for which the service vesting requirement was waived for former PPL Energy Supply employees as a result of the spinoff, but for which the ultimate number of shares to be distributed will depend on the actual attainment of the performance goals at the end of the specified performance periods.

The total fair value of performance units vesting for the year ended December 31, 2015 and 2014 was $6 million and $5 million for PPL and insignificant for PPL Electric and LKE.

Stock Options

PPL's CGNC eliminated the use of stock options and changed its long-term incentive mix to 60% performance units and 40% performance-contingent restricted stock units, resulting in 100% performance-based long-term incentive mix for equity awards granted beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2015, become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary. The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant. All options expire no later than ten years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans. The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility. The fair value of options granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant.

The fair value of each option granted is estimated using a Black-Scholes option-pricing model. PPL uses a risk-free interest rate, expected option life, expected volatility and dividend yield to value its stock options. The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life. Expected life is calculated based on historical exercise behavior. Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods. Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption. PPL uses a mix of historic and implied volatility to value awards. The dividend yield is based on several factors, including PPL's most recent dividend payment, as of the grant date and the forecasted stock price. The assumptions used in the model were:

2013

Risk-free interest rate	1.15%
Expected option life	6.48 years
Expected stock volatility	18.50%
Dividend yield	5.00%

The weighted-average grant date fair value of options granted was:

2013

PPL	$2.18
PPL Electric	2.19
LKE	2.18

Stock option activity for 2015 was:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Total Intrinsic
	of Options	Price Per Share	Term (years)	Value
PPL
Outstanding at beginning of period	9,042,962	$30.93
Anti-dilution adjustment (a)	907,737	28.06
Exercised	(3,559,874)	27.35
Forfeited	(5,676)	26.67
Outstanding at end of period	6,385,149	28.54	5.2	$42
Options exercisable at end of period	5,683,535	28.78	5.0	36

PPL Electric
Outstanding at beginning of period	507,920	$30.04
Transfer between registrants	(15,339)	29.60
Anti-dilution adjustment (a)	44,859	28.06
Exercised	(224,007)	27.20
Outstanding at end of period	313,433	27.79	5.2	$2
Options exercisable at end of period	263,443	28.02	4.8	2

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Total Intrinsic
	of Options	Price Per Share	Term (years)	Value
LKE
Outstanding at beginning of period	623,317	$28.64
Anti-dilution adjustment (a)	43,236	28.06
Exercised	(240,897)	28.04
Outstanding at end of period	425,656	26.08	6.7	$3
Options exercisable at end of period	277,101	25.80	6.5	2

(a)	Adjustments to prior year grants under the anti-dilution provisions of PPL's stock-based compensation Plans as a result of the spinoff of PPL Energy Supply.

Substantially all stock option awards are expected to vest.

For 2015, 2014 and 2013, PPL received $97 million, $67 million and $31 million in cash from stock options exercised. The related income tax benefits realized were not significant.

The total intrinsic value of stock options exercised for 2015, 2014 and 2013 were $21 million, $13 million and $6 million.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Electric and LKE includes an allocation of PPL Services' expense, was:

	2015	2014	2013

PPL	$33	$30	$25
PPL Electric	14	12	10
LKE	8	8	8

See Note 8 for details of the costs recognized in discontinued operations related to the accelerated vesting of awards for former PPL Energy Supply employees.

The income tax benefit related to above compensation expense was as follows:

	2015	2014	2013

PPL	$14	$12	$11
PPL Electric	6	5	4
LKE	3	3	3

The income tax benefit PPL realized from stock-based awards vested or exercised was not significant for 2015, 2014 or 2013.

At December 31, 2015, unrecognized compensation expense related to nonvested restricted stock, restricted stock units, performance units and stock option awards was:

		Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$8	1.6 years
PPL Electric	2	1.6 years
LKE	1	1.4 years

11. Retirement and Postemployment Benefits

(All Registrants)

Defined Benefits

The majority of PPL's subsidiaries domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans. Effective January 1, 2012, PPL's primary defined benefit pension plan was closed to all newly hired salaried employees. Effective July 1, 2014, PPL's primary defined benefit pension plan was closed to all newly hired bargaining unit employees. Newly hired employees are eligible to participate in the PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer contributions.

The defined benefit pension plans of LKE and its subsidiaries were closed to new salaried and bargaining unit employees hired after December 31, 2005. Employees hired after December 31, 2005 receive additional company contributions above the standard matching contributions to their savings plans.

Effective April 1, 2010, the principal defined benefit pension plan applicable to WPD (South West) and WPD (South Wales) was closed to most new employees, except for those meeting specific grandfathered participation rights. WPD Midlands' defined benefit plan had been closed to new members, except for those meeting specific grandfathered participation rights, prior to acquisition. New employees not eligible to participate in the plans are offered benefits under a defined contribution plan.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans. Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired salaried employees. Effective July 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired bargaining unit employees. Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Retirement Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds. WPD does not sponsor any postretirement benefit plans other than pensions.

(PPL)

The following table provides the components of net periodic defined benefit costs for PPL's domestic (U.S.) and WPD's (U.K.) pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net periodic defined benefit costs
(credits):
Service cost	$96	$97	$119	$79	$71	$69	$11	$12	$13
Interest cost	194	224	205	314	354	320	26	31	29
Expected return on plan assets	(258)	(287)	(283)	(523)	(521)	(465)	(26)	(26)	(25)
Amortization of:
Prior service cost (credit)	7	20	22			1	1
Actuarial (gain) loss	84	28	77	158	132	150		1	6
Net periodic defined benefit costs
(credits) prior to termination
benefits	123	82	140	28	36	75	12	18	23
Termination benefits		13				3
Net periodic defined benefit costs
(credits)	$123	$95	$140	$28	$36	$78	$12	$18	$23

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Divestiture (a)	$(353)						$(6)
Net (gain) loss	63	$574	$(304)	$508	$354	$76	(9)	$22	$(67)
Prior service cost
(credit)	18	(8)						7
Amortization of:
Prior service (cost) credit	(7)	(20)	(22)			(1)	(1)
Actuarial gain (loss)	(85)	(28)	(77)	(158)	(132)	(150)		(1)	(6)
Total recognized in OCI and
regulatory assets/liabilities (b)	(364)	518	(403)	350	222	(75)	(16)	28	(73)

Total recognized in net periodic
defined benefit costs, OCI and
regulatory assets/liabilities (b)	$(241)	$613	$(263)	$378	$258	$3	$(4)	$46	$(50)

(a)	As a result of the spinoff of PPL Energy Supply, amounts in AOCI were allocated to certain former active and inactive employees of PPL Energy Supply and included in the distribution. See Note 8 for additional details.
(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013

OCI	$(269)	$319	$(210)	$12	$7	$(37)
Regulatory assets/liabilities	(95)	199	(193)	(28)	21	(36)
Total recognized in OCI and
regulatory assets/liabilities	$(364)	$518	$(403)	$(16)	$28	$(73)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs in 2016 are as follows:

	Pension Benefits
	U.S.	U.K.

Prior service cost (credit)	$8
Actuarial (gain) loss	49	$151
Total	$57	$151

Amortization from Balance Sheet:
AOCI	$12	$151
Regulatory assets/liabilities	45
Total	$57	$151

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net periodic defined benefit costs
(credits):
Service cost	$26	$21	$26	$5	$4	$5
Interest cost	68	66	62	9	9	8
Expected return on plan assets	(88)	(82)	(82)	(6)	(4)	(5)
Amortization of:
Prior service cost (credit)	7	5	5	3	2	3
Actuarial (gain) loss (a)	37	12	33		(1)
Net periodic defined benefit costs
(credit)	$50	$22	$44	$11	$10	$11

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Net (gain) loss	$20	$162	$(116)	$(15)	$26	$(14)
Prior service cost (credit)	19	23			6
Amortization of:
Prior service (cost) credit	(7)	(5)	(5)	(3)	(2)	(3)
Actuarial gain (loss)	(37)	(12)	(33)		1
Total recognized in OCI and
regulatory assets/liabilities	(5)	168	(154)	(18)	31	(17)

Total recognized in net periodic
defined benefit costs, OCI and
regulatory assets/liabilities	$45	$190	$(110)	$(7)	$41	$(6)

(a)	As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LKE's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $9 million.

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013

OCI	$4	$84	$(46)	$(2)	$9	$(1)
Regulatory assets/liabilities	(9)	84	(108)	(16)	22	(16)
Total recognized in OCI and
regulatory assets/liabilities	$(5)	$168	$(154)	$(18)	$31	$(17)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs for LKE in 2016 are as follows.

		Other
	Pension	Postretirement
	Benefits	Benefits

Prior service cost (credit)	$8	$2
Actuarial (gain) loss	20
Total	$28	$2

Amortization from Balance Sheet:
AOCI	$2	$1
Regulatory assets/liabilities	26	1
Total	$28	$2

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2015	2014	2013
Net periodic defined benefit costs (credits):
Service cost	$1	$1	$2
Interest cost	14	15	14
Expected return on plan assets	(20)	(19)	(20)
Amortization of:
Prior service cost (credit)	3	2	2
Actuarial (gain) loss (a)	11	6	14
Net periodic defined benefit costs (credits)	$9	$5	$12

Other Changes in Plan Assets and Benefit Obligations
Recognized in Regulatory Assets - Gross:
Net (gain) loss	$8	$14	$(20)
Prior service cost (credit)	10	9
Amortization of:
Prior service (cost) credit	(3)	(2)	(2)
Actuarial gain (loss)	(11)	(6)	(14)
Total recognized in regulatory assets/liabilities	4	15	(36)
Total recognized in net periodic defined benefit costs and regulatory assets	$13	$20	$(24)

(a)	As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LG&E's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $3 million.

The estimated amounts to be amortized from regulatory assets into net periodic defined benefit costs for LG&E in 2016 are as follows.

Pension
Benefits

Prior service cost (credit)	$5
Actuarial (gain) loss	7
Total	$12

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to operating expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013

PPL	$71	$45	$72	$(21)	$(9)	$33	$8	$10	$13
PPL Electric (a)	15	12	18					2	3
LKE (b)	37	17	32				8	7	8
LG&E (b)	12	5	14				4	4	4
KU (a) (b)	9	3	9				2	2	2

(a)	PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric and KU were allocated these costs of defined benefit plans sponsored by PPL Services (for PPL Electric) and by LKE (for KU), based on their participation in those plans, which management believes are reasonable.
(b)	As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between net periodic defined benefit costs calculated in accordance with LKE's, LG&E's and KU's pension accounting policy and the net periodic defined benefit costs calculated using a 15 year amortization period for gains and losses is recorded as a regulatory asset. Of the costs charged to operating expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts, $4 million for LG&E and $1 million for KU were recorded as regulatory assets.

In the table above LG&E amounts include costs for the specific plans its sponsors and the following allocated costs of defined benefit plans sponsored by LKE, based on its participation in those plans, which management believes are reasonable:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013

LG&E	$5	$2	$5	$4	$4	$4

(PPL, LKE and LG&E)

PPL, LKE and LG&E adopted the new mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all U.S. defined benefit pension and other postretirement benefit plans at December 31, 2015. In addition, PPL, LKE and LG&E updated the basis for estimating projected mortality improvements and selected the IRS BB-2D two-dimensional improvement scale on a generational basis for all U.S. defined benefit pension and other postretirement benefit plans. These new mortality assumptions reflect the recognition of both improved life expectancies and the expectation of continuing improvements in life expectancies. The use of the new base tables and improvement scale resulted in an increase to U.S. defined benefit pension and other postretirement benefit obligations, an increase to future expense and a decrease in funded status.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
PPL
Discount rate	4.59%	4.25%	3.68%	3.85%	4.48%	4.09%
Rate of compensation increase	3.93%	3.91%	4.00%	4.00%	3.91%	3.86%

LKE
Discount rate	4.56%	4.25%			4.49%	4.06%
Rate of compensation increase	3.50%	3.50%			3.50%	3.50%

LG&E
Discount rate	4.49%	4.20%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
PPL
Discount rate	4.25%	5.12%	4.22%	3.85%	4.41%	4.27%	4.09%	4.91%	4.00%
Rate of compensation increase	3.91%	3.97%	3.98%	4.00%	4.00%	4.00%	3.86%	3.96%	3.97%
Expected return on plan assets (a)	7.00%	7.00%	7.03%	7.19%	7.19%	7.16%	6.06%	5.96%	5.94%

LKE
Discount rate	4.25%	5.18%	4.24%				4.06%	4.91%	3.99%
Rate of compensation increase	3.50%	4.00%	4.00%				3.50%	4.00%	4.00%
Expected return on plan assets (a)	7.00%	7.00%	7.10%				6.82%	6.75%	6.76%

LG&E
Discount rate	4.20%	5.13%	4.20%
Expected return on plan assets (a)	7.00%	7.00%	7.10%

(a)	The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2015	2014	2013
PPL and LKE
Health care cost trend rate assumed for next year
- obligations	6.8%	7.2%	7.6%
- cost	7.2%	7.6%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.0%	5.0%	5.0%
- cost	5.0%	5.0%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2020	2020	2020
- cost	2020	2020	2019

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects on the other postretirement benefit plans in 2015:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation
PPL	$6	$(5)
LKE	5	(4)

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Benefit Obligation, beginning of period	$5,399	$4,428	$8,523	$8,143	$716	$650
Service cost	96	97	79	71	11	12
Interest cost	194	224	314	354	26	31
Participant contributions			15	16	13	12
Plan amendments	19	(7)				6
Actuarial (gain) loss	(193)	887	200	747	(37)	59
Divestiture (a)	(1,416)				(76)
Termination benefits		13
Gross benefits paid (b)	(236)	(243)	(391)	(411)	(58)	(55)
Federal subsidy					1	1
Currency conversion			(336)	(397)
Benefit Obligation, end of period	3,863	5,399	8,404	8,523	596	716

Change in Plan Assets
Plan assets at fair value, beginning of period	4,462	4,009	7,734	7,284	484	446
Actual return on plan assets	2	600	205	895	(2)	62
Employer contributions	158	96	366	311	17	15
Participant contributions			15	16	13	12
Divestiture (a)	(1,159)				(80)
Gross benefits paid (b)	(236)	(243)	(391)	(411)	(53)	(51)
Currency conversion			(304)	(361)
Plan assets at fair value, end of period	3,227	4,462	7,625	7,734	379	484

Funded Status, end of period	$(636)	$(937)	$(779)	$(789)	$(217)	$(232)

Amounts recognized in the Balance
Sheets consist of:
Noncurrent asset					$2	$1
Current liability	$(10)	$(10)		$(1)	(3)	(3)
Noncurrent liability	(626)	(668)	$(779)	(788)	(216)	(196)
Noncurrent liability of discontinued
operations		(259)				(34)
Net amount recognized, end of period	$(636)	$(937)	$(779)	$(789)	$(217)	$(232)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Prior service cost (credit)	$53	$41			$1
Net actuarial (gain) loss	977	1,353	$2,684	$2,334	37	$54
Total (c)	$1,030	$1,394	$2,684	$2,334	$38	$54

Total accumulated benefit obligation
for defined benefit pension plans	$3,590	$4,946	$7,747	$7,867

(a)	As a result of the spinoff of PPL Energy Supply, obligations and assets attributable to certain former active and inactive employees of PPL Energy Supply were transferred to Talen Energy plans.
(b)	Certain U.S. pension plans offered a limited-time program in 2014 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump sum payment. Gross benefits paid includes $33 million of lump-sum cash payments made to terminated vested participants in 2014 in connection with these offerings.
(c)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and as a result, does not record regulatory assets/liabilities.

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014

AOCI	$275	$714	$18	$30
Regulatory assets/liabilities	755	680	20	24
Total	$1,030	$1,394	$38	$54

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2015	2014	2015	2014

Projected benefit obligation	$3,863	$5,399	$8,404	$8,523
Fair value of plan assets	3,227	4,462	7,625	7,734

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2015	2014	2015	2014

Accumulated benefit obligation	$3,590	$4,946	$3,532	$3,592
Fair value of plan assets	3,227	4,462	3,287	3,321

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,608	$1,328	$234	$193
Service cost	26	21	5	4
Interest cost	68	66	9	9
Participant contributions			7	7
Plan amendments (a)	19	23		6
Actuarial (gain) loss	(74)	253	(22)	32
Gross benefits paid (b)	(59)	(83)	(18)	(17)
Federal subsidy			1
Benefit Obligation, end of period	1,588	1,608	216	234

Change in Plan Assets
Plan assets at fair value, beginning of period	1,301	1,173	82	74
Actual return on plan assets	(7)	173		10
Employer contributions	54	38	17	8
Participant contributions			7	7
Gross benefits paid (b)	(59)	(83)	(18)	(17)
Plan assets at fair value, end of period	1,289	1,301	88	82

Funded Status, end of period	$(299)	$(307)	$(128)	$(152)

Amounts recognized in the Balance
Sheets consist of:
Noncurrent asset			$2	$2
Current liability	$(3)	$(3)	(3)	(3)
Noncurrent liability	(296)	(304)	(127)	(151)
Net amount recognized, end of period	$(299)	$(307)	$(128)	$(152)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Prior service cost (credit)	$54	$43	$9	$12
Net actuarial (gain) loss	338	354	(19)	(4)
Total	$392	$397	$(10)	$8

Total accumulated benefit obligation
for defined benefit pension plans	$1,452	$1,461

(a)	The pension plans were amended in December 2015 allowing terminated vested participants to elect to receive their accrued pension benefit as a one-time lump-sum payment effective January 1, 2016. The projected benefit obligation increased by $19 million as a result of the amendment.

The plans were amended in December 2014 to enhance the early retirement factors for all plan participants retiring on or after January 1, 2015. These modifications resulted in an increase of $23 million in the plans' projected benefit obligations as of December 31, 2014.

(b)	Certain LKE pension plans offered a limited-time program in 2014 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump-sum payment. The gross benefits paid includes $33 million of lump-sum cash payments made to terminated vested participants during 2014 in connection with these offerings.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014

AOCI	$70	$65	$7	$8
Regulatory assets/liabilities	322	332	(17)
Total	$392	$397	$(10)	$8

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligations (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2015	2014

Projected benefit obligation	$1,588	$1,608
Fair value of plan assets	1,289	1,301

	ABO in excess of plan assets
	2015	2014

Accumulated benefit obligation	$1,452	$1,461
Fair value of plan assets	1,289	1,301

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

	Pension Benefits
	2015	2014
Change in Benefit Obligation
Benefit Obligation, beginning of period	$331	$291
Service cost	1	1
Interest cost	14	15
Plan amendments (a)	10	9
Actuarial (gain) loss	(15)	36
Gross benefits paid (b)	(15)	(21)
Benefit Obligation, end of period	326	331

Change in Plan Assets
Plan assets at fair value, beginning of period	301	281
Actual return on plan assets	(2)	41
Employer contributions	13
Gross benefits paid (b)	(15)	(21)
Plan assets at fair value, end of period	297	301

Funded Status, end of period	$(29)	$(30)

Amounts recognized in the Balance Sheets consist of:
Noncurrent liability	$(29)	$(30)
Net amount recognized, end of period	$(29)	$(30)

Amounts recognized in regulatory assets (pre-tax)
consist of:
Prior service cost (credit)	$29	$22
Net actuarial (gain) loss	95	98
Total	$124	$120

Total accumulated benefit obligation for defined benefit pension plan	$326	$330

(a)	The plan was amended in December 2015 allowing terminated vested participants to elect to receive their accrued pension benefit as a one-time lump-sum payment effective January 1, 2016. The projected benefit obligation increased by $10 million as a result of the amendment.

The plan was amended in December 2014 to enhance the early retirement factors for all plan participants retiring on or after January 1, 2015. The projected benefit obligation increased by $9 million as a result of the amendment.

(b)	LG&E's pension plan offered a limited-time program in 2014 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump-sum payment. The gross benefits paid includes $8 million of lump-sum cash payments made to terminated vested participants in 2014 in connection with this offering.

LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014.

In addition to the plan it sponsors, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE based on its participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to LG&E resulted in liabilities at December 31 as follows:

	2015	2014

Pension	$26	$27
Other postretirement benefits	77	85

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable. As a result of the spinoff of PPL Energy Supply, pension and other postretirement plans were remeasured resulting in adjustments to PPL Electric's allocated balances of $56 million, reflected as a non-cash contribution on the Statement of Equity. The actuarially determined obligations of current active employees and retirees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to PPL Electric resulted in liabilities at December 31 as follows.

	2015	2014

Pension	$183	$212
Other postretirement benefits	67	40

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE based on its participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to KU resulted in liabilities at December 31 as follows.

	2015	2014

Pension	$46	$59
Other postretirement benefits	42	52

Plan Assets - U.S. Pension Plans

(PPL, LKE and LG&E)

PPL's primary legacy pension plan and the pension plans sponsored by LKE are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL and LKE. The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities. The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

The investment policy of the Master Trust outlines investment objectives and defines the responsibilities of the EBPB, external investment managers, investment advisor and trustee and custodian. The investment policy is reviewed annually by PPL's Board of Directors.

The EBPB created a risk management framework around the trust assets and pension liabilities. This framework considers the trust assets as being composed of three sub-portfolios: growth, immunizing and liquidity portfolios. The growth portfolio is comprised of investments that generate a return at a reasonable risk, including equity securities, certain debt securities and alternative investments. The immunizing portfolio consists of debt securities, generally with long durations, and derivative positions. The immunizing portfolio is designed to offset a portion of the change in the pension liabilities due to changes in interest rates. The liquidity portfolio consists primarily of cash and cash equivalents.

Target allocation ranges have been developed for each portfolio on a plan basis based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio on a plan basis, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2015 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2015
			Target Asset
	2015 (a)	2014	Allocation (a)

Growth Portfolio	51%	51%	50%
Equity securities	25%	26%
Debt securities (b)	13%	13%
Alternative investments	13%	12%
Immunizing Portfolio	47%	47%	48%
Debt securities (b)	42%	44%
Derivatives	5%	3%
Liquidity Portfolio	2%	2%	2%
Total	100%	100%	100%

(a)	Allocations exclude consideration of a group annuity contract held by the LG&E and KU Retirement Plan.
(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of these plans' assets of $1.3 billion at December 31, 2015 and 2014 represents an interest of approximately 40% and 28% in the Master Trust.

(LG&E)

LG&E has a pension plan whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of this plan's assets of $297 million and $301 million at December 31, 2015 and 2014 represents an interest of approximately 9% and 6% in the Master Trust.

(PPL, LKE and LG&E)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2015				December 31, 2014
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$225	$225			$246	$246
Equity securities:
U.S.:
Large-cap	87	87			114	114
Large-cap fund measured at NAV (a)	197				318
Small-cap	85	85			145	145
International equity fund at NAV (a)	454				615
Commingled debt measured at NAV (a)	514				818
Debt securities:
U.S. Treasury and U.S. government sponsored
agency	501	492	$9		723	706	$17
Residential/commercial backed securities	3		3		2		2
Corporate	747		737	$10	1,109		1,088	$21
International government	4		4		8		8
Other	7		7		9		9

	December 31, 2015				December 31, 2014
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Alternative investments:
Commodities measured at NAV (a)	70				90
Real estate measured at NAV (a)	118				148
Private equity measured at NAV (a)	81				104
Hedge funds measured at NAV (a)	171				223
Derivatives:
Interest rate swaps and swaptions	80		80		92		92
Other	11		11		12		12
Insurance contracts	32			32	33			33
PPL Services Corporation Master Trust assets, at
fair value	3,387	$889	$851	$42	4,809	$1,211	$1,228	$54
Receivables and payables, net (b)	(49)				(41)
401(h) accounts restricted for other
postretirement benefit obligations	(111)				(136)
Total PPL Services Corporation Master Trust
pension assets (c)	$3,227				$4,632

(a)	In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.
(c)	As a result of the spinoff of PPL Energy Supply, $1,159 million of assets were transferred to Talen Energy in 2015, attributable to former active and inactive employees of PPL Energy Supply that had participated in PPL's pension plan. An additional $170 million of assets of the PPL Montana pension plan transferred to Talen Energy, as that entire plan was assumed by Talen Energy.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2015 is as follows:

	Corporate	Insurance
	debt	contracts	Total

Balance at beginning of period	$21	$33	$54
Actual return on plan assets
Relating to assets still held
at the reporting date		2	2
Relating to assets sold during the period	(1)		(1)
Purchases, sales and settlements	(10)	(3)	(13)
Balance at end of period	$10	$32	$42

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2014 is as follows:

	Corporate	Insurance
	debt	contracts	Total

Balance at beginning of period	$23	$37	$60
Actual return on plan assets
Relating to assets still held
at the reporting date	(1)	1
Relating to assets sold during the period	(1)		(1)
Purchases, sales and settlements		(5)	(5)
Balance at end of period	$21	$33	$54

The fair value measurements of cash and cash equivalents are based on the amounts on deposit.

The market approach is used to measure fair value of equity securities. The fair value measurements of equity securities (excluding commingled funds), which are generally classified as Level 1, are based on quoted prices in active markets. These securities represent actively and passively managed investments that are managed against various equity indices and exchange traded funds (ETFs).

Investments in commingled equity and debt funds are categorized as equity securities. Investments in commingled equity funds include funds that invest in U.S. and international equity securities. Investments in commingled debt funds include funds that invest in a diversified portfolio of emerging market debt obligations, as well as funds that invest in investment grade long-duration fixed-income securities.

The fair value measurements of debt securities are generally based on evaluations that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences. The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs. Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments. When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data. For the Master Trust, these securities represent investments in securities issued by U.S. Treasury and U.S. government sponsored agencies; investments securitized by residential mortgages, auto loans, credit cards and other pooled loans; investments in investment grade and non-investment grade bonds issued by U.S. companies across several industries; investments in debt securities issued by foreign governments and corporations.

Investments in commodities represent ownership interest of a commingled fund that is invested in a portfolio of exchange-traded futures and forward contracts in commodities to obtain broad exposure to all principal groups in the global commodity markets, including energies, agriculture and metals (both precious and industrial) using proprietary commodity trading strategies. Redemptions can be made the 15th calendar day and the last calendar day of the month with a specified notification period. The fund's fair value is based upon a value as calculated by the fund's administrator.

Investments in real estate represent an investment in a partnership whose purpose is to manage investments in core U.S. real estate properties diversified geographically and across major property types (e.g., office, industrial, retail, etc.). The manager is focused on properties with high occupancy rates with quality tenants. This results in a focus on high income and stable cash flows with appreciation being a secondary factor. Core real estate generally has a lower degree of leverage when compared with more speculative real estate investing strategies. The partnership has limitations on the amounts that may be redeemed based on available cash to fund redemptions. Additionally, the general partner may decline to accept redemptions when necessary to avoid adverse consequences for the partnership, including legal and tax implications, among others. The fair value of the investment is based upon a partnership unit value.

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies. Four of the partnerships have limited lives of ten years, while the fifth has a life of 15 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. The Master Trust has unfunded commitments of $27 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge funds represent investments in three hedge fund of funds. Hedge funds seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under most market conditions. Major investment strategies for the hedge fund of funds include long/short equity, market neutral, distressed debt, and relative value. Generally, shares may be redeemed within 60 to 95 days with prior written notice. The funds are subject to short term lockups and have limitations on the amount that may be withdrawn based on a percentage of the total net asset value of the fund, among other restrictions. All withdrawals are subject to the general partner's approval. The fair value for two of the funds has been estimated using the net asset value per share and the third fund's fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

The fair value measurements of derivative instruments utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs. In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models. These securities primarily represent investments in interest rate swaps and swaptions (the option to enter into an interest rate swap) which are valued based on the swap details, such as swap curves, notional amount, index and term of index, reset frequency, volatility and payer/receiver credit ratings.

Insurance contracts, classified as Level 3, represent an investment in an immediate participation guaranteed group annuity contract. The fair value is based on contract value, which represents cost plus interest income less distributions for benefit payments and administrative expenses.

Plan Assets - U.S. Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner. Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments. These plans benefit from diversification of asset types, investment fund strategies and investment fund managers, and therefore, have no significant concentration of risk. Equity securities include investments in domestic large-cap commingled funds. Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes. Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes. The asset allocation for the PPL VEBA trusts, excluding LKE, and the target allocation, by asset class, at December 31 are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2015	2014	2015
Asset Class
U.S. Equity securities	48%	49%	45%
Debt securities (a)	50%	49%	50%
Cash and cash equivalents (b)	2%	2%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.
(b)	Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, as disclosed in the PPL Services Corporation Master Trust, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2015				December 31, 2014
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$6	$6			$9	$9
U.S. Equity securities:
Large-cap equity fund measure at NAV (a)	129				169
Commingled debt fund measured at NAV (a)	109				136
Debt securities:
Municipalities	23		$23		33		$33
Total VEBA trust assets, at fair value	267	$6	$23		347	$9	$33
Receivables and payables, net (b)	1				1
401(h) account assets	111				136
Total other postretirement benefit plan
assets (c)	$379				$484

(a)	In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.
(c)	As a result of the spinoff of PPL Energy Supply, $80 million of assets were transferred to Talen Energy in 2015, attributable to former active employees of PPL Energy Supply that had participated in PPL's other postretirement benefit plan.

Investments in money market funds represent investments in funds that invest primarily in a diversified portfolio of investment grade money market instruments, including, but not limited to, commercial paper, notes, repurchase agreements and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase. The primary objective of the fund is a level of current income consistent with stability of principal and liquidity. Redemptions can be made daily on this fund.

Investments in large-cap equity securities represent investments in a passively managed equity index fund that invests in securities and a combination of other collective funds. Fair value measurements are not obtained from a quoted price in an active market but are based on firm quotes of net asset values per share as provided by the trustee of the fund. Redemptions can be made daily on this fund.

Investments in commingled debt securities represent investments in a fund that invests in a diversified portfolio of investment grade long-duration fixed income securities. Redemptions can be made weekly on these funds.

Investments in municipalities represent investments in a diverse mix of tax-exempt municipal securities. The fair value measurements for these securities are based on recently executed transactions for identical securities or for similar securities.

Plan Assets - U.K. Pension Plans (PPL)

The overall investment strategy of WPD's pension plans is developed by each plan's independent trustees in its Statement of Investment Principles in compliance with the U.K. Pensions Act of 1995 and other U.K. legislation. The trustees' primary focus is to ensure that assets are sufficient to meet members' benefits as they fall due with a longer term objective to reduce investment risk. The investment strategy is intended to maximize investment returns while not incurring excessive volatility in the funding position. WPD's plans are invested in a wide diversification of asset types, fund strategies and fund managers; and therefore, have no significant concentration of risk. Commingled funds that consist entirely of debt securities are traded as equity units, but treated by WPD as debt securities for asset allocation and target allocation purposes. These include investments in U.K. corporate bonds and U.K. gilts.

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2015	2014	2015
Asset Class
Cash and cash equivalents	1%	1%
Equity securities
U.K.	3%	3%	4%
European (excluding the U.K.)	2%	3%	3%
Asian-Pacific	2%	2%	2%
North American	3%	3%	3%
Emerging markets	10%	9%	10%
Currency	1%	2%	1%
Global Tactical Asset Allocation	31%	29%	31%
Debt securities (a)	40%	42%	39%
Alternative investments	7%	6%	7%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2015				December 31, 2014
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$55	$55			$57	$57
Equity securities measured at NAV (a) :
U.K. companies	274				239
European companies (excluding the U.K.)	190				198
Asian-Pacific companies	132				142
North American companies	220				227
Emerging markets companies	284				309
Global Equities	500				397
Currency	39				190
Other	2,384				2,263
Commingled debt:
U.K. corporate bonds	2				92
U.K. gilts	3				913
Debt Securities:
U.K. corporate bonds	364		$364		344		$344
U.K. gilts	2,645		2,645		1,927		1,927
Alternative investments:
Real estate measured at NAV (a)	533				436
Fair value - U.K. pension plans	$7,625	$55	$3,009		$7,734	$57	$2,271

(a)	In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Except for investments in real estate, the fair value measurements of WPD's pension plan assets are based on the same inputs and measurement techniques used to measure the U.S. pension plan assets described above.

Investments in equity securities represent actively and passively managed funds that are measured against various equity indices. Other comprises a range of investment strategies which invest in a variety of assets including equities, bonds, currencies, real estate and forestry held in unitized funds.

U.K. corporate bonds include investment grade corporate bonds of companies from diversified U.K. industries.

U.K. gilts include gilts, index-linked gilts and swaps intended to track a portion of the plans' liabilities.

Investments in real estate represent holdings in a U.K. unitized fund that owns and manages U.K. industrial and commercial real estate with a strategy of earning current rental income and achieving capital growth. The fair value measurement of the fund is based upon a net asset value per share, which is based on the value of underlying properties that are independently appraised in accordance with Royal Institution of Chartered Surveyors valuation standards at least annually with quarterly valuation updates based on recent sales of similar properties, leasing levels, property operations and/or market conditions. The fund may be subject to redemption restrictions in the unlikely event of a large forced sale in order to ensure other unit holders are not disadvantaged.

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

PPL's U.S. defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements. However, PPL contributed $30 million to its U.S. pension plans in January 2016.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $10 million of benefit payments under these plans in 2016.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $13 million to its other postretirement benefit plans in 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2016	$234	$54	$1
2017	245	53	1
2018	250	53	1
2019	259	53	1
2020	261	52	1
2021-2025	1,333	244	2

(LKE)

LKE's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements. However, LKE contributed $30 million to its pension plans in January 2016.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. LKE expects to make $3 million of benefit payments under these plans in 2016.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause LKE to contribute a projected $13 million to its other postretirement benefit plan in 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2016	$95	$13
2017	100	14
2018	102	15	$1
2019	105	16
2020	107	16
2021-2025	550	85	2

(LG&E)

LG&E's defined benefit pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements. However, LG&E contributed $7 million to its pension plan in January 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan.

Pension

2016	$23
2017	25
2018	24
2019	25
2020	25
2021-2025	111

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Contribution requirements for periods after April 1, 2014 were evaluated in accordance with the valuations performed as of March 31, 2013. WPD expects to make contributions of approximately $364 million in 2016. WPD is currently permitted to recover in current rates approximately 78% of their pension funding requirements for their primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension

2016	$379
2017	384
2018	391
2019	397
2020	402
2021-2025	2,074

Savings Plans (All Registrants)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2015	2014	2013

PPL	$34	$33	$29
PPL Electric	6	6	6
LKE	16	15	13
LG&E	5	5	7
KU	4	4	6

Separation Benefits

Certain PPL subsidiaries provide separation benefits to eligible employees. These benefits may be provided in the case of separations due to performance issues, loss of job related qualifications or organizational changes. Until December 1, 2012, certain employees separated were eligible for cash severance payments, outplacement services, accelerated stock award vesting, continuation of group health and welfare coverage, and enhanced pension and postretirement medical benefits. As of December 1, 2012, separation benefits for certain employees were changed to eliminate accelerated stock award vesting and enhanced pension and postretirement medical benefits. Also, the continuation of group health and welfare coverage was replaced with a single sum payment approximating the dollar amount of premium payments that would be incurred for continuation of group health and welfare coverage. Separation benefits are recorded when such amounts are probable and estimable.

See Note 8 for a discussion of separation benefits recognized in 2015 and 2014 related to the spinoff of PPL Energy Supply. Separation benefits were not significant in 2013.

12. Jointly Owned Facilities

(PPL, LKE, LG&E and KU)

At December 31, 2015 and 2014, the Balance Sheets reflect the owned interests in the facilities listed below.

				Construction
	Ownership		Accumulated	Work
	Interest	Electric Plant	Depreciation	in Progress
PPL and LKE
December 31, 2015
Generating Plants
Trimble County Unit 1	75.00%	$399	$44	$6
Trimble County Unit 2	75.00%	1,013	141	27

December 31, 2014
Generating Plants
Trimble County Unit 1	75.00%	$309	$51	$59
Trimble County Unit 2	75.00%	1,002	122	32

LG&E
December 31, 2015
Generating Plants
E.W. Brown Units 6-7	38.00%	$40	$12
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	47	10	$1
Trimble County Unit 1	75.00%	399	44	6
Trimble County Unit 2	14.25%	210	28	12
Trimble County Units 5-6	29.00%	29	6
Trimble County Units 7-10	37.00%	71	14
Cane Run Unit 7	22.00%	115	1	1
E.W. Brown Solar Unit	39.00%			4

December 31, 2014
Generating Plants
E.W. Brown Units 6-7	38.00%	$40	$10
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	47	7
Trimble County Unit 1	75.00%	309	51	$59
Trimble County Unit 2	14.25%	205	23	15
Trimble County Units 5-6	29.00%	29	5
Trimble County Units 7-10	37.00%	70	11
Cane Run Unit 7	22.00%			113

KU
December 31, 2015
Generating Plants
E.W. Brown Units 6-7	62.00%	$65	$19
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	43	9	$1
Trimble County Unit 2	60.75%	803	113	15
Trimble County Units 5-6	71.00%	70	15
Trimble County Units 7-10	63.00%	121	23
Cane Run Unit 7	78.00%	411	6	5
E.W. Brown Solar Unit	61.00%			6

December 31, 2014
Generating Plants
E.W. Brown Units 6-7	62.00%	$65	$15	$1
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	42	6
Trimble County Unit 2	60.75%	797	98	17
Trimble County Units 5-6	71.00%	70	11
Trimble County Units 7-10	63.00%	120	18	1
Cane Run Unit 7	78.00%			403

Each subsidiary owning these interests provides its own funding for its share of the facility. Each receives a portion of the total output of the generating plants equal to its percentage ownership. The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

13. Commitments and Contingencies

(PPL)

All commitments, contingencies and guarantees associated with PPL Energy Supply and its subsidiaries were retained by Talen Energy and its subsidiaries at the spinoff date without recourse to PPL.

Energy Purchase Commitments (PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's gas supply operations. These contracts include the following commitments:

Maximum
Maturity
Contract Type	Date

Coal	2022
Coal Transportation and Fleeting Services	2024
Natural Gas Storage	2024
Natural Gas Transportation	2026

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040. See footnote (f) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract. Future obligations for power purchases from OVEC are unconditional demand payments, comprised of annual minimum debt service payments, as well as contractually required reimbursement of plant operating, maintenance and other expenses are projected as follows:

	LG&E	KU	Total

2016	$18	$8	$26
2017	19	8	27
2018	19	8	27
2019	19	9	28
2020	20	9	29
Thereafter	435	193	628
	$530	$235	$765

LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2015	2014	2013

LG&E	$15	$17	$18
KU	7	8	8
Total	$22	$25	$26

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

WKE Indemnification (PPL and LKE)

See footnote (e) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

(PPL, LKE, LG&E and KU)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant. In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss their common law tort claims. Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute. In December 2014, the U.S. Court of Appeals for the Sixth Circuit issued an order granting appellate review regarding the above matter. Oral argument before the Sixth Circuit was held in August 2015. In November 2015, the Sixth Circuit issued an opinion affirming the District Court's ruling that plaintiffs' state law claims are not preempted by the Clean Air Act and remanding the matter to the District Court for further proceedings. Certain discovery matters are currently before the District Court. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit. The Sierra Club seeks civil penalties, injunctive relief, costs and attorney's fees. In August 2015, the Court denied cross-motions for summary judgment filed by both parties and directed the parties to proceed with discovery. Discovery proceedings are underway and the parties have also conducted limited settlement discussions in the matter. PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant, including increased capital or operating costs, if any, but believe the plant is operating in compliance with the permits.

E.W. Brown Environmental Claims

In October 2015, KU received a notice of intent from Earthjustice and the Sierra Club informing certain federal and state agencies of the Sierra Club's intent to file a citizen suit, following expiration of the mandatory 60-day notification period, for alleged violations of the Clean Water Act. The claimant alleges discharges at the E.W. Brown plant in violation of applicable rules and the plant's water discharge permit. The claimant asserts that, unless the alleged discharges are promptly brought into compliance, it intends to seek civil penalties, injunctive relief and attorney's fees. In November 2015, the claimants submitted an amended notice of intent to add the Kentucky Waterways Alliance as a claimant. The parties have conducted limited settlement discussions in the matter. PPL, LKE and KU cannot predict the outcome of this matter or the potential impact on the operations of the E. W. Brown plant, including increased capital or operating costs, if any.

Trimble County Unit 2 Air Permit

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the Trimble County Unit 2 baseload coal-fired generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the Kentucky Division for Air Quality.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any.

Trimble County Water Discharge Permit

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April

2010, which covers water discharges from the Trimble County plant.  In November 2010, the KEEC issued a final order upholding the permit which was subsequently appealed by the environmental groups.  In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings.  LG&E and the KEEC appealed the order to the Kentucky Court of Appeals.  In July 2015, the Court of Appeals upheld the lower court ruling.  LG&E and the KEEC have moved for discretionary review by the Kentucky Supreme Court. On February 10, 2016, the Kentucky Supreme Court issued an order granting discretionary review. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any.

Regulatory Issues (All Registrants)

See Note 6 for information on regulatory matters related to utility rate regulation.

Electricity - Reliability Standards

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

PPL, LG&E, KU and PPL Electric monitor their compliance with the Reliability Standards and continue to self-report or self-log potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

Environmental Matters - Domestic

(All Registrants)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable. Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(PPL, LKE, LG&E and KU)

Air

The Clean Air Act, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of fossil fuel plants. The Clean Air Act requires the EPA periodically to review and establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter and sulfur dioxide.

Federal environmental regulations of these criteria pollutants require states to adopt implementation plans, known as state implementation plans, for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a state implementation plan both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. In addition, for attainment of ozone and fine particulates standards, states in the eastern portion of the country, including Kentucky, are subject to a regional program developed by the EPA known as the Cross-State Air Pollution Rule. The NAAQS, future revisions to the NAAQS and state implementation plans implementing them, or future revisions to regional programs, may require installation of additional pollution controls, the costs of which PPL, LKE, LG&E and KU believe are subject to cost recovery.

Although PPL, LKE, LG&E and KU do not currently anticipate significant costs to comply with these programs, changes in market or operating conditions could result in different costs than anticipated.

National Ambient Air Quality Standards (NAAQS)

Under the Clean Air Act, the EPA is required to reassess the NAAQS for certain air pollutants on a five-year schedule. In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014. The EPA released a new ozone standard on October 1, 2015. The states and EPA will determine attainment with the new ozone standard through review of relevant ambient air monitoring data, with attainment or nonattainment designations scheduled no later than October 2017. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. States that are not in the ozone transport region, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be predicted at this time.

In 2010, the EPA finalized revised NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky. Attainment must be achieved by 2018. PPL, LKE, LG&E and KU anticipate that certain previously required compliance measures, such as upgraded or new sulfur dioxide scrubbers at certain plants and the retirement of coal-fired generating units at LG&E's Cane Run plant and KU's Green River plant, will help to achieve compliance with the new sulfur dioxide and ozone standards. If additional reductions are required, the costs could be significant.

Mercury and Air Toxics Standards (MATS)

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, with an effective date of April 16, 2012. The MATS rule was challenged by industry groups and states and was upheld by the U.S. Court of Appeals for the D. C. Circuit Court (D.C. Circuit Court) in April 2014. A group of states subsequently petitioned the U.S. Supreme Court (Supreme Court) to review this decision and in June 2015, the Supreme Court held that the EPA failed to properly consider costs when deciding to regulate hazardous air emissions from power plants under MATS.  The Court remanded the matter to the D.C. Circuit Court, which in December 2015 remanded the rule to EPA without vacating it. EPA has proposed a supplemental finding regarding costs of the rule and has announced that it intends to make a final determination in 2016. The EPA's MATS rule remains in effect during the pendency of the ongoing proceedings.

LG&E and KU have installed significant controls in connection with the MATS rule and in conjunction with compliance with other environmental requirements, including fabric-filter baghouses, upgraded scrubbers or chemical additive systems for which appropriate KPSC authorization and/or ECR treatment has been received. LG&E and KU are currently seeking KPSC approval for a compliance plan providing for installation of additional MATS-related controls, the cost of which is currently estimated at $5 million for LG&E and at $17 million for KU. PPL, LKE, LG&E and KU cannot predict the outcome of the MATS rule or its potential impact, if any, on plant operations, rate treatment or future capital or operating needs. See Note 6 for additional information.

New Source Review (NSR)

The NSR litigation brought by EPA, states and environmental groups against coal-fired generating plants in past years continues to proceed through the courts. Although none of this litigation directly involves PPL, LKE, LG&E or KU, it can influence the permitting of large capital projects at LG&E and KU's power plants, the costs of which cannot presently be determined but could be significant.

Climate Change

(All Registrants)

There is continuing momentum to address climate change. Most recently, in December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate which establishes a comprehensive framework for the reduction of GHG emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate, and maintain GHG reduction commitments. Based on EPA's Clean Power Plan described below, the U.S. has committed to an initial reduction target of 26% to 28% below 2005 levels by 2025.

The EPA's Rules under Section 111 of the Clean Air Act

As further described below, the EPA finalized rules imposing greenhouse gas emission standards for both new and existing power plants. The EPA has also issued a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states and industry groups. On February 9, 2016, the Supreme Court stayed the rule for existing plants (the Clean Power Plan) pending the D.C. Circuit Court's review and subsequent review by the Supreme Court if a writ of certiorari is filed and granted.

The EPA's rule for new power plants imposes separate emission standards for coal and natural gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the rule effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new natural gas-fired plants could have a significant industry-wide impact.

The EPA's Clean Power Plan

The EPA's rule for existing power plants, referred to as the Clean Power Plan, was published in the Federal Register in October 2015. The Clean Power Plan contains state-specific rate-based and mass-based reduction goals and guidelines for the development, submission and implementation of state implementation plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying EPA's broad interpretation and definition of the BSER, resulting in the most stringent targets to be met in 2030, with interim targets to be met beginning in 2022. The EPA believes it has offered some flexibility to the states as to how their compliance plans can be crafted, including the option to use a rate-based approach (limit emissions per megawatt hour) or a mass-based approach (limit total tons of emissions per year), and the option to demonstrate compliance through emissions trading and multi-state collaborations. Under the rate-based approach, Kentucky would need to make a 41% reduction from its 2012 emissions rate and under a mass-based approach it would need to make a 36% reduction. These reductions are significantly greater than initially proposed and present significant challenges to the state. If the Clean Power Plan is ultimately upheld and Kentucky fails to develop an approvable implementation plan by the applicable deadline, the EPA would impose a federal implementation plan that could be more stringent than what the state plan might provide. Depending on the provisions of the Kentucky implementation plan, LG&E and KU may need to modify their current portfolio of generating assets during the next decade and/or participate in an allowance trading program.

LG&E and KU are participating in the ongoing regulatory processes at the state and federal level in an effort to provide input into the state or federal implementation plan that will govern reductions in Kentucky. Various states, industry groups, and individual companies including LKE have filed petitions for reconsideration with EPA and petitions for review with the D.C. Circuit Court challenging the Clean Power Plan. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, or future capital or operating needs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to cost recovery.

In April 2014, the Kentucky General Assembly passed legislation which limits the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources. The legislation provides that such state GHG performance standards shall be based on emission reductions, efficiency measures, and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions may make it more difficult for Kentucky to achieve the GHG reduction levels that the EPA has established for Kentucky.

Water/Waste

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective on October 19, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable solely through citizen suits. LG&E and KU are also subject to state rules applicable to CCR management which may potentially be modified to reflect some or all requirements of the federal rule.

LG&E and KU are currently pursuing KPSC approval for a compliance plan providing for construction of additional landfill capacity at the Brown Station, closure of impoundments at the Mill Creek, Trimble County, Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with federal CCR rule requirements, LG&E and KU are also proposing to close impoundments at the retired Green River, Pineville, and Tyrone plants to comply with applicable state law requirements. PPL, LKE, LG&E, and KU currently estimate the cost of these CCR compliance measures at $311 million for LG&E and $661 million for KU. See Note 6 for additional information.

In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs during 2015. See Note 19 for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for many of LG&E's and KU's construction projects. Many of those requirements relate to power plant operations, including requirements related to the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, standards intended to protect aquatic organisms by reducing capture in the screens attached to cooling water intake structures (impingement) at generating facilities and the water volume brought into the facilities (entrainment). The requirements could impose significant costs which are subject to rate recovery.

Effluent Limitations Guidelines (ELGs)

On September 30, 2015, the EPA released its final effluent limitations guidelines for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater, and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical, and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA, but the requirements of the rule must be fully implemented no later than 2023. It has not been decided how Kentucky intends to integrate the ELGs into its routine permit renewal process. LG&E and KU continue to assess the requirements of this complex rule to determine available compliance strategies. PPL, LKE, LG&E and KU are unable to fully estimate compliance costs or timing at this time although certain preliminary estimates are included in current capital forecasts, for applicable periods. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

(PPL, LKE and LG&E)

Clean Water Act Section 316(b)

The EPA's final 316(b) rule for existing facilities became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms. States are allowed broad discretion to make site-specific determinations under the rule. The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment). Plants equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs. Once-through systems would likely require additional technology to comply with the rule. Mill Creek Unit 1 is the only unit expected to be impacted. PPL, LKE, and LG&E are evaluating compliance strategies but do not presently expect the compliance costs, which are subject to rate recovery, to be significant.

(All Registrants)

Waters of the United States (WOTUS)

The U.S. Court of Appeals for the Sixth Circuit has issued a stay of EPA's rule on the definition of WOTUS pending the court's review of the rule. The effect of the stay is that the WOTUS rule is not currently in effect anywhere in the United States. The ultimate outcome of the court's review of the rule remains uncertain. The Registrants do not expect the rule to have a significant impact on their operations.

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use. In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations. This rulemaking could lead to a phase-out of all or some PCB-containing equipment. The EPA has postponed the release of the revised regulations to March 2016. The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

Superfund and Other Remediation (All Registrants)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Brodhead site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric. Should the EPA require different or additional measures in the future, however, or should PPL Electric's share of costs at multi-party sites increase substantially more than currently expected, the costs could be significant.

PPL Electric, LG&E and KU are investigating, responding to agency inquiries, remediating, or have completed the remediation of, several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation. These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU. To date, the costs of these sites have not been significant.

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. LG&E and KU lack information on the conditions of such additional sites and are therefore unable to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these matters. At December 31, 2015, PPL Electric has accrued $10 million representing its best estimate of the probable loss incurred to remediate additional sites previously owned or operated by PPL Electric predecessors or affiliates. Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which information is incomplete, the costs of remediation and other liabilities could be significant and may be as much as $29 million.

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

From time to time, PPL's subsidiaries undertake remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be applicable to certain of the costs or other obligations related to these matters but the amount of insurance coverage or reimbursement cannot be estimated or assured.

Environmental Matters - WPD (PPL)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements. PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

Other

Guarantees and Other Assurances

(All Registrants)

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

(All Registrants)

The table below details guarantees provided as of December 31, 2015. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at December 31, 2015 was $25 million for PPL and $18 million for LKE. The total recorded liability at December 31, 2014 was $26 million for PPL and $19 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	December 31, 2015		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$11	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	114	(c)

PPL Electric
Guarantee of inventory value	29	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

(a)	Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition. A cross indemnity has been received from the seller on the tax issue. The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.
(b)	Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process. The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases where the agreements provide for specific limits.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters or have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.

(c)	Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At December 31, 2015, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
(d)	A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.
(e)	LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that fall outside the cap. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, the counterparty issued a demand letter to LKE's indemnitee. In February 2016, the counterparty filed a complaint in Henderson, Kentucky Circuit Court, seeking an award of damages in the matter. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claims made and has disputed the demands. LKE believes its indemnification obligations in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. The parties are conducting preliminary settlement discussions, however, the ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.
(f)	Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed and currently expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $124 million at December 31, 2015, consisting of LG&E's share of $86 million and KU's share of $38 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage provides maximum aggregate coverage of $225 million. This insurance may be applicable to obligations under certain of these contractual arrangements.

14. Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply. PPL EnergyPlus was awarded a portion of the PLR generation supply through these competitive solicitations. The purchases from PPL EnergyPlus are included in PPL Electric's Statements of Income as "Energy purchases from affiliate" through May 31, 2015, the period through which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits. Wholesale suppliers are required to post collateral with PPL Electric when: (a) the market price of electricity to be delivered by the wholesale suppliers exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit. In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply. See Note 1 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including Talen Energy Marketing. See Note 8 for additional information regarding the spinoff of PPL Energy Supply.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail customers. When LG&E has excess generation capacity after serving its own retail customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E. When KU has excess generation capacity after serving its own retail customers and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU. These transactions are reflected in the Statements of Income as "Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded at a price equal to the seller's fuel cost plus any split savings. Savings realized from such intercompany transactions are shared equally between both companies. The volume of energy each company has to sell to the other is dependent on its retail customers' needs and its available generation.

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services and LKS provide PPL and LKE subsidiaries with administrative, management and support services.  In 2015, PPL EU Services was formed to provide the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric.  PPL Services will continue to provide certain corporate functions. For all service companies, the costs of these services are charged to the recipients as direct support costs.  General costs that cannot be directly attributed to a specific entity are allocated and charged to the recipients as indirect support costs.  PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	2015	2014	2013

PPL Electric from PPL Services	$125	$151	$146
LKE from PPL Services	16	15	15
PPL Electric from PPL EU Services	60
LG&E from LKS	155	140	136
KU from LKS	185	165	160

In addition to the charges for services noted above, LKS makes payments on behalf of LG&E and KU for fuel purchases and other costs for products or services provided by third parties. LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges. Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At December 31, 2015 and 2014, $54 million and $41 million, respectively, was outstanding and reflected in "Notes payable with affiliates" on the Balance Sheet. The interest rate on the outstanding borrowing at December 31, 2015 was 1.74% and 1.65% at December 31, 2014. Interest expense on the revolving line of credit was not significant for 2015, 2014 or 2013.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at December 31, 2015 and 2014. The interest rate on the loan based on the PPL affiliate's credit rating is currently equal to one-month LIBOR plus a spread. Interest income on this note was not significant for 2015, 2014 or 2013.

LKE entered into a $400 million ten-year-note with PPL Capital Funding in November 2015. The proceeds were used to pay off an LKE senior unsecured note of the same amount maturing in November 2015. The interest rate on the note is equal to 3.5% with interest payments due in May and November. At December 31, 2015, the note was reflected in "Long-term debt to affiliate" on the Balance Sheet. Interest expense on this note was not significant for 2015.

Intercompany Derivatives (LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL. These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties. See Note 17 for additional information on intercompany derivatives.

Other (PPL Electric, LKE, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LKE, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric and LKE). For PPL Electric, LG&E and KU, see Note 11 for discussions regarding intercompany allocations associated with defined benefits.

15. Other Income (Expense) - net

(PPL)

The breakdown of "Other Income (Expense) - net" for the years ended December 31 was:
	PPL
	2015	2014	2013
Other Income
Interest income	$4	$1
AFUDC - equity component	14	11	$10
Miscellaneous	6	7	4
Total Other Income	24	19	14
Other Expense
Economic foreign currency exchange contracts (Note 17)	(122)	(121)	38
Charitable contributions	21	27	21
Miscellaneous	17	8	10
Total Other Expense	(84)	(86)	69
Other Income (Expense) - net	$108	$105	$(55)

16. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During 2015 and 2014, there were no transfers between Level 1 and Level 2. See Note 1 for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$836	$836			$1,399	$1,399
Short-term investments					120	120
Restricted cash and cash equivalents (a)	33	33			31	31
Price risk management assets (b):
Foreign currency contracts	209		$209		130		$130
Cross-currency swaps	86		86		29		28	$1
Total price risk management assets	295		295		159		158	1
Auction rate securities (c)	2			$2	2			2
Total assets	$1,166	$869	$295	$2	$1,711	$1,550	$158	$3

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$71		$71		$156		$156
Foreign currency contracts	1		1		2		2
Cross-currency swaps					3		3
Total price risk management liabilities	$72		$72		$161		$161

PPL Electric
Assets
Cash and cash equivalents	$47	$47			$214	$214
Restricted cash and cash equivalents (a)	2	2			3	3
Total assets	$49	$49			$217	$217
LKE
Assets
Cash and cash equivalents	$30	$30			$21	$21
Cash collateral posted to counterparties (d)	9	9			21	21
Total assets	$39	$39			$42	$42

Liabilities
Price risk management liabilities:
Interest rate swaps	$47		$47		$114		$114
Total price risk management liabilities	$47		$47		$114		$114

LG&E
Assets
Cash and cash equivalents	$19	$19			$10	$10
Cash collateral posted to counterparties (d)	9	9			21	21
Total assets	$28	$28			$31	$31

Liabilities
Price risk management liabilities:
Interest rate swaps	$47		$47		$81		$81
Total price risk management liabilities	$47		$47		$81		$81

KU
Assets
Cash and cash equivalents	$11	$11			$11	$11
Total assets	$11	$11			$11	$11

Liabilities
Price risk management liabilities:
Interest rate swaps					$33		$33
Total price risk management liabilities					$33		$33

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Price risk management assets", "Other current liabilities", "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(c)	Included in "Other current assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets. Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

Nonrecurring Fair Value Measurements

See Note 8 for information regarding the estimated fair value of the Supply segment's net assets as of the June 1, 2015 spinoff date.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below, excluding long-term debt of discontinued operations at December 31, 2014. The fair values were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	December 31, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

PPL	$19,048	$21,218	$18,054	$20,466
PPL Electric	2,828	3,088	2,581	2,990
LKE	5,088	5,384	4,543	4,946
LG&E	1,642	1,704	1,345	1,455
KU	2,326	2,467	2,079	2,313

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

17. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The Risk Management Committee, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, value-at-risk analyses (VaR, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level) and the coordination and reporting of the Enterprise Risk Management program.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks. Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, interest rates and foreign currency exchange rates. Many of the contracts meet the definition of a derivative. All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

The following summarizes the market risks that affect PPL and its subsidiaries.

Interest rate risk

•	PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

•	PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

Commodity price risk

•	PPL is exposed to commodity price risk through its domestic subsidiaries as described below. WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K.

•	PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk. PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers. These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•	LG&E's and KU's rates include certain mechanisms for fuel and fuel-related expenses. In addition, LG&E's rates include certain mechanisms for natural gas supply. These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Equity securities price risk

•	PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thus mitigating the financial risk for these entities.

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

PPL, LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at December 31, 2015 and 2014.

PPL, LKE and LG&E posted $9 million and $21 million of cash collateral under master netting arrangements at December 31, 2015 and 2014.

KU did not post any cash collateral under master netting arrangements at December 31, 2015 and 2014.

See "Offsetting Derivative Instruments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Interest Rate Risk

(All Registrants)

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At December 31, 2015, PPL held an aggregate notional value in interest rate swap contracts of $300 million that range in maturity through 2026.

At December 31, 2015, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity from 2016 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For 2015, 2014 and 2013, hedge ineffectiveness associated with interest rate derivatives was insignificant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

As a result of the June 1, 2015 spinoff of PPL Energy Supply, all PPL cash flow hedges associated with PPL Energy Supply were ineffective and discontinued and therefore, reclassified into earnings during the second quarter of 2015 and reflected in discontinued operations for 2015. See Note 8 for additional information.

For PPL's remaining cash flow hedges, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges in 2015 and 2013 and an insignificant amount reclassified into earnings associated with discontinued cash flow hedges in 2014.

At December 31, 2015, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were insignificant. Amounts are reclassified as the hedged interest expense is recorded.

(LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties. It is probable that realized gains and losses on all of these swaps will be recoverable through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded. In September 2015, first mortgage bonds totaling $1.05 billion were issued (LG&E issued $550 million and KU issued $500 million) and all outstanding forward-starting interest rate swaps were terminated. Net cash settlements of $88 million were paid on the swaps that were terminated (LG&E and KU each paid $44 million). The settlements are included in "Regulatory assets" (noncurrent) on the Balance Sheets and "Cash Flows from Operating Activities" on the Statements of Cash Flows.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2015, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Foreign Currency Risk

(PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at December 31, 2015 had a notional amount of £50 million (approximately $84 million based on contracted rates). The settlement dates of these contracts range from May 2016 through June 2016.

At December 31, 2015 and 2014, PPL had $19 million and $14 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At December 31, 2015, the total exposure hedged by PPL was approximately £1.8 billion (approximately $2.9 billion based on contracted rates). These contracts had termination dates ranging from January 2016 through December 2017.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2015 and 2014.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets, excluding derivative instruments of discontinued operations.

	December 31, 2015				December 31, 2014
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		$24		$5		$94		$5
Cross-currency swaps (b)	$35					3
Foreign currency
contracts	10		$94	1	$12		$67
Total current	45	24	94	6	12	97	67	5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)				42		14		43
Cross-currency swaps (b)	51				29
Foreign currency
contracts			105		5		46	2
Total noncurrent	51		105	42	34	14	46	45
Total derivatives	$96	$24	$199	$48	$46	$111	$113	$50

(a)	Included in "'Price risk management assets" of Current Assets, "Other current liabilities", "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities.

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain	Location of Gain (Loss)	Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Recognized in Income	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	on Derivative	(Effective Portion)	Effectiveness Testing)
2015
Cash Flow Hedges:
Interest rate swaps	$(34)	Interest Expense	$(11)
		Discontinued operations		$(77)
Cross-currency swaps	60	Other Income (Expense) - net	49
		Interest Expense	2
Commodity contracts		Discontinued operations	13	7
Total	$26		$53	$(70)
Net Investment Hedges:
Foreign currency contracts	$9

2014
Cash Flow Hedges:
Interest rate swaps	$(91)	Interest Expense	$(18)	$2
Cross-currency swaps	58	Other Income (Expense) - net	57
		Interest Expense	4
Commodity contracts		Discontinued operations	42
Total	$(33)		$85	$2
Net Investment Hedges:
Foreign currency contracts	$23

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain	Location of Gain (Loss)	Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Recognized in Income	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	on Derivative	(Effective Portion)	Effectiveness Testing)
2013
Cash Flow Hedges:
Interest rate swaps	$127	Interest Expense	$(20)
Cross-currency swaps	(41)	Other Income (Expense) - net	(28)
		Interest Expense	1
Commodity contracts		Discontinued operations	210	$1
Total	$86		$163	$1
Net Investment Hedges:
Foreign currency contracts	$(14)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2015	2014	2013

Foreign currency contracts	Other Income (Expense) - net	$122	$121	$(38)
Interest rate swaps	Interest Expense	(8)	(8)	(8)
	Total	$114	$113	$(46)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2015	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$(22)	$(66)
	Regulatory liabilities - noncurrent			$72

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2015	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$1	$(12)	$22

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				$66

(a)	Represents the location on the Balance Sheet.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities.

Derivative Instruments	Location of Gain (Loss)	2015	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$(22)	$(66)
	Regulatory liabilities - noncurrent			$72

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				$33

(a)	Represents the location on the balance sheet.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities.

Derivative Instruments	Location of Gain (Loss)	2015	2014	2013

Interest rate swaps	Regulatory asset - noncurrent	$(11)	$(33)
	Regulatory liabilities - noncurrent			$36

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities.

Derivative Instruments	Location of Gain (Loss)	2015	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$(11)	$(33)
	Regulatory liabilities - noncurrent			$36

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$5		$5
Total current		5		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		42		43
Total noncurrent		42		43
Total derivatives		$47		$48

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets.

Derivative Instruments	Location of Gain (Loss)	2015	2014	2013

Interest rate swaps	Interest Expense	$(8)	$(8)	$(8)

Derivative Instruments	Location of Gain (Loss)	2015	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$1	$(12)	$22

(PPL, LKE, LG&E and KU)

Offsetting Derivative Instruments

PPL, LKE, LG&E and KU or certain of their subsidiaries have master netting arrangements in place and also enter into agreements pursuant to which they purchase or sell certain energy and other products. Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to set off amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

PPL, LKE, LG&E and KU have elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements. The table below summarizes the derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net

December 31, 2015
Treasury Derivatives
PPL	$295	$25		$270	$72	$25	$9	$38

LKE					47		9	38
LG&E					47		9	38

December 31, 2014
Treasury Derivatives
PPL	$159	$65		$94	$161	$65	$21	$75

LKE					114		20	94
LG&E					81		20	61
KU					33			33

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, LKE, LG&E and KU or certain of their subsidiaries. Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade. Some of these features also would allow the counterparty to require additional collateral upon each downgrade in credit rating at levels that remain above investment grade. In either case, if the applicable credit rating were to fall below investment grade, and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's, LKE's, LG&E's and KU's obligations under the contracts. A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity. This would typically involve negotiations among the parties. However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

(PPL, LKE and LG&E)

At December 31, 2015, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$28	$28	$28
Aggregate fair value of collateral posted on these derivative instruments	9	9	9
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	19	19	19

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

18. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Total
	2015	2014	2015	2014	2015	2014

Balance at beginning of period (a)	$3,005	$3,143	$662	$662	$3,667	$3,805
Effect of foreign currency exchange rates	(117)	(138)			(117)	(138)
Balance at end of period (a)	$2,888	$3,005	$662	$662	$3,550	$3,667

(a) There were no accumulated impairment losses related to goodwill.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Contracts (a)	$407	$300	$408	$250
Land and transmission rights	337	111	329	108
Emission allowances/RECs (b)	5		5
Licenses and other	10	5	10	5
Total subject to amortization	759	416	752	363

Not subject to amortization due to indefinite life:
Land and transmission rights	33		29
Easements (c)	303		250
Total not subject to amortization due to indefinite life	336		279
Total	$1,095	$416	$1,031	$363

(a)	Gross carrying amount includes the fair value at the acquisition date of the OVEC power purchase contract and coal contracts with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL. Offsetting regulatory liabilities were recorded related to these contracts, which are being amortized over the same period as the intangible assets, eliminating any income statement impact. This is referred to as "regulatory offset" in the tables below. See Note 6 for additional information.
(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)	Primarily from an increase in easements at WPD.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization Expense was as follows:

	2015	2014	2013

Intangible assets with no regulatory offset	$6	$6	$6
Intangible assets with regulatory offset	51	47	51
Total	$57	$53	$57

Amortization expense for each of the next five years, excluding insignificant amounts for consumption of emission allowances/RECs, is estimated to be:
	2016	2017	2018	2019	2020

Intangible assets with no regulatory offset	$6	$6	$6	$6	$6
Intangible assets with regulatory offset	27	9	9	9	8
Total	$33	$15	$15	$15	$14

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$316	$108	$308	$105
Licenses and other	4	1	4	1
Total subject to amortization	320	109	312	106

Not subject to amortization due to indefinite life:
Land and transmission rights	33		29
Total	$353	$109	$341	$106

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2015, 2014 and 2013 and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$269	$252	$269	$210
Land and transmission rights	21	2	21	2
Emission allowances (b)	3		3
OVEC power purchase agreement (c)	126	42	126	33
Total subject to amortization	$419	$296	$419	$245

(a)	Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact. See Note 6 for additional information.
(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)	Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets. Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2015	2014	2013

Intangible assets with no regulatory offset			$1
Intangible assets with regulatory offset	$51	$47	51
Total	$51	$47	$52

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2016	2017	2018	2019	2020

Intangible assets with regulatory offset	$27	$9	$9	$9	$8

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$124	$116	$124	$98
Land and transmission rights	7	1	7	1
Emission allowances (b)	1		1
OVEC power purchase agreement (c)	87	29	87	23
Total subject to amortization	$219	$146	$219	$122

(a)	Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact. See Note 6 for additional information.
(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)	Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets. Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2015	2014	2013

Intangible assets with regulatory offset	$24	$23	$23

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2016	2017	2018	2019	2020

Intangible assets with regulatory offset	$14	$6	$6	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$145	$136	$145	$112
Land and transmission rights	14	1	14	1
Emission allowances (b)	2		2
OVEC power purchase agreement (c)	39	13	39	10
Total subject to amortization	$200	$150	$200	$123

(a)	Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact. See Note 6 for additional information.
(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)	Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets. Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2015	2014	2013

Intangible assets with no regulatory offset			$1
Intangible assets with regulatory offset	$27	$24	28
Total	$27	$24	$29

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2016	2017	2018	2019	2020

Intangible assets with regulatory offset	$13	$3	$3	$3	$2

19. Asset Retirement Obligations

(PPL)

WPD has recorded conditional AROs required by U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables.

(PPL and PPL Electric)

PPL Electric has identified legal retirement obligations for the retirement of certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates. These assets are located on rights-of-way that allow the grantor to require PPL Electric to relocate or remove the assets. Since this option is at the discretion of the grantor of the right-of-way, PPL Electric is unable to determine when these events may occur.

(PPL, LKE, LG&E and KU)

LG&E's and KU's AROs are primarily related to the final retirement of assets associated with generating units. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. As described in Notes 1 and 6, LG&E's and KU's accretion and depreciation expense are recorded as a regulatory asset, such that there is no earnings impact.

The changes in the carrying amounts of AROs were as follows.

	PPL		LKE		LG&E		KU
	2015	2014	2015	2014	2015	2014	2015	2014

ARO at beginning of period	$336	$301	$285	$252	$74	$74	$211	$178
Accretion	19	16	18	14	5	4	13	10
Obligations incurred	5	1	5	1	3		2	1
Changes in estimated cash flow
or settlement date	235	25	234	23	98	1	136	22
Effect of foreign currency
exchange rates	(2)	(2)
Obligations settled	(7)	(5)	(7)	(5)	(5)	(5)	(2)
ARO at end of period	$586	$336	$535	$285	$175	$74	$360	$211

LKE recorded increases of $228 million ($139 million at KU and $89 million at LG&E) to the existing AROs during 2015 as a result of an engineering study that was performed, in connection with the final CCR rule, providing clarity on projected CCR closure costs and revisions in the timing and amounts of future expected cash flows. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates of future cash flows are refined based on closure developments, groundwater monitoring results and regulatory or legal proceedings. In 2014, AROs were revalued primarily due to updates in the estimated cash flows for ash ponds based on updated cost estimates.

As of December 31, 2015, LKE had $50 million ($25 million at LG&E and KU) of the ARO balances classified as current liabilities. These current liabilities are primarily related to CCR closure costs expected to be incurred in 2016. As of December 31, 2014, substantially all of the ARO balances are classified as noncurrent liabilities.

See Note 13 for information on the final CCR rule and Note 6 for information on the rate recovery applications with the KPSC.

20. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the years ended December 31 were as follows.

		Unrealized gains (losses)				Defined benefit plans
	Foreign
	currency	Available-		Equity		Prior	Actuarial
	translation	for-sale	Qualifying	investees'		service	gain
	adjustments	securities	derivatives	AOCI		costs	(loss)	Total
PPL
December 31, 2012	$(149)	$111	$132		$1	$(14)	$(2,021)	$(1,940)
Amounts arising during the year	138	67	45			2	71	323
Reclassifications from AOCI		(6)	(83)			6	135	52
Net OCI during the year	138	61	(38)			8	206	375
December 31, 2013	$(11)	$172	$94		$1	$(6)	$(1,815)	$(1,565)

Amounts arising during the year	(275)	35	(10)			5	(509)	(754)
Reclassifications from AOCI		(6)	(64)			4	111	45
Net OCI during the year	(275)	29	(74)			9	(398)	(709)
December 31, 2014	$(286)	$201	$20		$1	$3	$(2,213)	$(2,274)

Amounts arising during the year	(234)	8	26			(9)	(366)	(575)
Reclassifications from AOCI		(2)	2		(1)		146	145
Net OCI during the year	(234)	6	28		(1)	(9)	(220)	(430)
Distribution of PPL Energy
Supply (See Note 8)		(207)	(55)				238	(24)
December 31, 2015	$(520)	$	$(7)	$		$(6)	$(2,195)	$(2,728)

LKE
December 31, 2012					$1	$(2)	$(14)	$(15)
Amounts arising during the year							28	28
Net OCI during the year							28	28
December 31, 2013					$1	$(2)	$14	$13

Amounts arising during the year						(7)	(50)	(57)
Reclassifications from AOCI					(1)	1	(1)	(1)
Net OCI during the year					(1)	(6)	(51)	(58)
December 31, 2014				$		$(8)	$(37)	$(45)

Amounts arising during the year						(3)	(4)	(7)
Reclassifications from AOCI						1	5	6
Net OCI during the year						(2)	1	(1)
December 31, 2015				$		$(10)	$(36)	$(46)

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2015 and 2014. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 11 for additional information.

	PPL		Affected Line Item on the
Details about AOCI	2015	2014	Statements of Income

Available-for-sale securities	$4	$13	Other Income (Expense) - net
Total Pre-tax	4	13
Income Taxes	(2)	(7)
Total After-tax	2	6

Qualifying derivatives
Interest rate swaps	(11)	(16)	Interest Expense
	(77)		Discontinued operations
Cross-currency swaps	49	57	Other Income (Expense) - net
	2	4	Interest Expense
Commodity contracts	20	42	Discontinued operations
Total Pre-tax	(17)	87
Income Taxes	15	(23)
Total After-tax	(2)	64

Equity Investees' AOCI	1		Other Income (Expense) - net
Total Pre-tax	1
Income Taxes
Total After-tax	1

Defined benefit plans
Prior service costs		(7)
Net actuarial loss	(192)	(145)
Total Pre-tax	(192)	(152)
Income Taxes	46	37
Total After-tax	(146)	(115)

Total reclassifications during the year	$(145)	$(45)

21. New Accounting Guidance Pending Adoption

(All Registrants)

Accounting for Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For public business entities, this guidance can be applied using either a full retrospective or modified retrospective transition method, beginning in annual reporting periods after December 15, 2017 and interim periods within those years. Public business entities may early adopt this guidance in annual reporting periods beginning after December 15, 2016. The Registrants expect to adopt this guidance effective January 1, 2018.

The Registrants are currently assessing the impact of adopting this guidance, as well as the transition method they will use.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars, except share data)

	2015	2014	2013

Operating Revenues

Operating Expenses
Other operation and maintenance	$9	$16	$1
Total Operating Expenses	9	16	1

Operating Loss	(9)	(16)	(1)

Other Income (Expense) - net
Equity in earnings of subsidiaries	711	1,776	1,171
Other income (expense)	(15)	(18)	(13)
Total	696	1,758	1,158

Interest Expense	9	15	21

Interest Expense with Affiliates	10	10	29

Income Before Income Taxes	668	1,717	1,107

Income Taxes	(14)	(20)	(23)

Net Income	$682	$1,737	$1,130

Comprehensive Income Attributable to PPL Shareowners	$252	$1,028	$1,505

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$1.01	$2.64	$1.85
Diluted	$1.01	$2.61	$1.76

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	669,814	653,504	608,983
Diluted	672,586	665,973	663,073

	The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2015		2014		2013

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities		$993		$1,633		$968

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries		(491)		(1,045)		(496)
Return of capital from affiliated subsidiaries		112		247		213
Net cash provided by (used in) investing activities		(379)		(798)		(283)

Cash Flows from Financing Activities
Issuance of equity, net of issuance costs		203		1,074		1,411
Net increase (decrease) in short-term debt with affiliates		215		(913)		(1,057)
Payment of common stock dividends		(1,004)		(967)		(878)
Contract adjustment payments on Equity Units				(22)		(82)
Repurchase of common stock						(74)
Other		(28)		(7)		(5)
Net cash provided by (used in) financing activities		(614)		(835)		(685)

Net Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period
Cash and Cash Equivalents at End of Period	$		$		$

Supplemental Disclosures of Cash Flow Information:
Cash Dividends Received from Affiliated Subsidiaries		$1,198		$1,388		$960

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars, shares in thousands)

	2015	2014
Assets

Current Assets
Accounts Receivable
Other	$10	$53
Affiliates	20	149
Price risk management assets	139	148
Total Current Assets	169	350

Investments
Affiliated companies at equity	10,479	15,426

Other Noncurrent Assets
Deferred income taxes	100	34
Price risk management assets	133	75
Other noncurrent assets	1	13
Total Other Noncurrent Assets	234	122

Total Assets	$10,882	$15,898

Liabilities and Equity

Current Liabilities
Short-term debt with affiliates	$385	$170
Accounts payable with affiliates	16	1,513
Dividends	255	249
Price risk management liabilities	268	227
Other current liabilities		65
Total Current Liabilities	924	2,224

Deferred Credits and Other Noncurrent Liabilities	39	46

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,687	9,433
Earnings reinvested	2,953	6,462
Accumulated other comprehensive loss	(2,728)	(2,274)
Total Equity	9,919	13,628

Total Liabilities and Equity	$10,882	$15,898

(a)	780,000 shares authorized; 673,857 and 665,849 shares issued and outstanding at December 31, 2015 and 2014.

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION

NOTES TO CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

PPL Corporation is a holding company and conducts substantially all of its business operations through its subsidiaries. Substantially all of its consolidated assets are held by such subsidiaries. Accordingly, its cash flow and its ability to meet its obligations are largely dependent upon the earnings of these subsidiaries and the distribution or other payment of such earnings to it in the form of dividends, loans or advances or repayment of loans and advances from it. These condensed financial statements and related footnotes have been prepared in accordance with Reg. §210.12-04 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto of PPL Corporation.

PPL Corporation indirectly or directly owns all of the ownership interests of its significant subsidiaries. PPL Corporation relies on dividends or loans from its subsidiaries to fund PPL Corporation's dividends to its common shareowners and to meet its other cash requirements. See Note 7 to PPL Corporation's consolidated financial statements for discussions related to restricted net assets of its subsidiaries for the purposes of transferring funds to PPL in the form of distributions, loans or advances.

Balance Sheet Classification of Deferred Taxes

Effective October 1, 2015, PPL Corporation retrospectively adopted accounting guidance to simplify the presentation of deferred taxes which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent on the balance sheet.

The adoption of this guidance required PPL Corporation to reclassify deferred tax assets and deferred tax liabilities from current to noncurrent on the balance sheet, and did not have a significant impact.  PPL Corporation reclassified $34 million from current deferred tax assets to noncurrent deferred tax assets and $5 million from current deferred tax liabilities to noncurrent deferred tax liabilities on the balance sheet as of December 31, 2014.

2.	Commitments and Contingencies

See Note 13 to PPL Corporation's consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees and Other Assurances

PPL Corporation's subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts that may become due under PPL Corporation's guarantees or other assurances or to make any funds available for such payment.

PPL Corporation fully and unconditionally guarantees the payment of principal, premium and interest on all of the debt securities of PPL Capital Funding. The estimated maximum potential amount of future payments that could be required under the guarantees at December 31, 2015 was $8.4 billion. These guarantees will expire in 2073. The probability of expected payment under these guarantees is remote.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2015	2014	2013

Equity in Earnings of Subsidiaries	$390	$368	$376

Interest Income with Affiliate	4	5	5

Interest Expense	39	41	39

Interest Expense with Affiliate	5	3	3

Income Before Income Taxes	350	329	339

Income Tax Expense (Benefit)	(14)	(15)	(8)

Net Income Attributable to Member	$364	$344	$347

Comprehensive Income Attributable to Member	$363	$286	$375

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2015		2014		2013

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities		$246		$(183)	$136

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries		(140)		(248)	(243)
Net decrease (increase) in notes receivable from affiliates		73		555	(122)
Net cash provided by (used in) investing activities		(67)		307	(365)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		315		58	171
Net increase (decrease) in short-term debt					75
Retirement of long-term debt		(400)
Contribution from member		125		248	243
Distribution to member		(219)		(436)	(254)
Net cash provided by (used in) financing activities		(179)		(130)	235

Net Increase (Decrease) in Cash and Cash Equivalents				(6)	6
Cash and Cash Equivalents at Beginning of Period				6
Cash and Cash Equivalents at End of Period	$		$		$6

Supplemental disclosures of cash flow information:
Cash Dividends Received from Affiliated Subsidiaries		$272		$260	$223

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2015	2014
Assets

Current Assets
Accounts receivable	$1	$8
Accounts receivable from affiliates	3
Notes receivable from affiliates	1,054	1,127
Total Current Assets	1,058	1,135

Investments
Affiliated companies at equity	5,076	4,818

Other Noncurrent Assets
Deferred income taxes	228	205
Other noncurrent assets		1
Total Other Noncurrent Assets	228	206

Total Assets	$6,362	$6,159

Liabilities and Equity

Current Liabilities
Short-term debt	$75	$75
Notes payable to affiliates	69	58
Long-term debt due within one year		400
Accounts payable to affiliates	469	451
Taxes	3	2
Other current liabilities	5	8
Total Current Liabilities	621	994

Long-term Debt
Long-term debt	720	718
Notes payable to affiliates	500	196
Total Long-term Debt	1,220	914

Deferred Credits and Other Noncurrent Liabilities	4	3

Equity	4,517	4,248

Total Liabilities and Equity	$6,362	$6,159

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

Schedule I - LG&E and KU Energy LLC

Notes to Condensed Unconsolidated Financial Statements

1.	Basis of Presentation

LG&E and KU Energy LLC (LKE) is a holding company and conducts substantially all of its business operations through its subsidiaries. Substantially all of its consolidated assets are held by such subsidiaries. Accordingly, its cash flow and its ability to meet its obligations are largely dependent upon the earnings of these subsidiaries and the distribution or other payment of such earnings to it in the form of dividends or repayment of loans and advances from the subsidiaries. These condensed financial statements and related footnotes have been prepared in accordance with Reg. §210.12-04 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto of LKE.

LKE indirectly or directly owns all of the ownership interests of its significant subsidiaries. LKE relies primarily on dividends from its subsidiaries to fund LKE's dividends to its member and to meet its other cash requirements. See Note 7 to LKE's consolidated financial statements for discussions related to restricted net assets of its subsidiaries for the purposes of transferring funds to LKE in the form of distributions, loans or advances.

Balance Sheet Classification of Deferred Taxes

Effective October 1, 2015, LKE retrospectively adopted accounting guidance to simplify the presentation of deferred taxes which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent on the balance sheet.

The adoption of this guidance required LKE to reclassify deferred tax assets and deferred tax liabilities from current to noncurrent on the balance sheet, and did not have a significant impact. LKE reclassified $2 million from current deferred tax assets to noncurrent deferred tax assets on the balance sheet as of December 31, 2014.

Presentation of Debt Issuance Costs

Effective December 31, 2015, LKE retrospectively adopted accounting guidance to simplify the presentation of debt issuance costs. The guidance requires certain debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability.

The adoption of this guidance required LKE to reclassify debt issuance costs not associated with a line of credit from noncurrent assets to Long-term debt, and did not have a significant impact on the Registrants. LKE reclassified $4 million from Other noncurrent assets to Long-term debt on the balance sheet as of December 31, 2014.

2.	Commitments and Contingencies

See Note 13 to LKE's consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees

LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009. These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations. The most comprehensive of these WKE-related guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million. Certain items such as government fines and penalties fall outside the cumulative cap. Another WKE-related LKE guarantee covers other indemnifications, has a term expiring in 2023 and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, a counterparty issued a demand letter to LKE's indemnitee. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claim made and anticipates the indemnitee to dispute the demand. LKE believes its indemnification obligations in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.

Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

3.	Long-term Debt

See Note 7 to LKE's consolidated financial statements for the terms of LKE's outstanding senior unsecured notes outstanding. Of the total outstanding, $475 million matures in 2020 and $250 million matures in 2021. These maturities are based on stated maturities. Also see Note 7 to LKE's consolidated financial statements for the terms of LKE's $400 million note payable to PPL. This note matures in 2025. LKE's $100 million note payable to LG&E and KU Services Company bears a variable interest rate which resets each quarter based on LIBOR. The rate at December 31, 2015 was 1.068%. This note matures in 2019.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2015
Operating revenues	$2,230	$1,781	$1,878	$1,780
Operating income	890	638	686	617
Income from continuing operations after income taxes	552	250	396	405
Income (loss) from discontinued operations (net of income taxes) (d)(e)	95	(1,007)	(3)	(6)
Net income (loss) (e)	647	(757)	393	399
Income from continuing operations after income taxes available to
PPL common shareowners: (b)
Basic EPS	0.83	0.37	0.59	0.60
Diluted EPS	0.82	0.37	0.59	0.60
Net income (loss) available to PPL common shareowners: (b)
Basic EPS	0.97	(1.13)	0.58	0.59
Diluted EPS	0.96	(1.13)	0.58	0.59
Dividends declared per share of common stock (c)	0.3725	0.3725	0.3775	0.3775
Price per common share:
High	$36.38	$34.85	$33.58	$34.75
Low	31.40	29.45	29.41	32.60

2014
Operating revenues	$2,178	$1,849	$1,879	$1,946
Operating income	801	678	688	700
Income from continuing operations after income taxes	389	230	410	408
Income (loss) from discontinued operations (net of income taxes) (d)(f)	(73)	(1)	87	287
Net income (f)	316	229	497	695
Income from continuing operations after income taxes available to
PPL common shareowners: (b)
Basic EPS	0.61	0.35	0.61	0.62
Diluted EPS	0.61	0.34	0.61	0.62
Net income available to PPL common shareowners: (b)
Basic EPS	0.50	0.35	0.74	1.04
Diluted EPS	0.49	0.34	0.74	1.04
Dividends declared per share of common stock (c)	0.3725	0.3725	0.3725	0.3725
Price per common share:
High	$33.24	$35.56	$35.52	$38.14
Low	29.40	32.32	31.79	32.09

(a)	Quarterly results can vary depending on, among other things, weather. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c)	PPL has paid quarterly cash dividends on its common stock in every year since 1946. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.
(d)	In the second quarter of 2015, PPL completed the spinoff of PPL Energy Supply substantially representing PPL's Supply segment. Accordingly, the previously reported operating results for PPL's Supply segment have been reclassified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(e)	The second quarter of 2015 includes a loss of $879 million from the spinoff of PPL Energy Supply. See Note 8 to the Financial Statements for additional information.
(f)	The fourth quarter of 2014 includes a gain of $137 million (after-tax) from the sale of Hydroelectric generating facilities of PPL Montana. See Note 8 for additional information.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2015
Operating revenues	$630	$476	$519	$499
Operating income	175	116	121	126
Net income	87	49	55	61

2014
Operating revenues	$592	$449	$477	$526
Operating income	165	111	124	138
Net income	85	52	57	69

(a)	PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2015, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers have concluded that there were no changes in the Registrants' internal control over financial reporting during the Registrants' fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PPL Corporation

Following the announcement of the transaction to spin off PPL Energy Supply, LLC to form Talen Energy, management determined the appropriate staffing for Talen Energy and for PPL and its subsidiaries. During the twelve months ended December 31, 2015, staffing changes, including the consolidation of certain positions and transition of responsibilities, resulted in changes in certain individuals responsible for executing internal controls. However, changes to system applications, business processes and the associated internal controls were not significant. Management has taken steps to minimize the risk from the changes in individuals executing internal controls.

Management's Report on Internal Control over Financial Reporting

PPL Corporation

PPL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 88.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Management of PPL's non-accelerated filer companies, PPL Electric, LKE, LG&E and KU, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Each of the aforementioned companies' internal control over financial reporting is a process designed to provide reasonable assurance to management and Board of Directors of these companies regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2015. This annual report does not include an attestation report of Ernst & Young LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Electric Utilities Corporation

On October 27, 2015, PPL Electric amended and restated its By-laws to provide that the number of directors constituting the Company's board of directors shall be as determined from time to time by the directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Board Committee Membership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2016 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference.

As previously disclosed, on December 18, 2015, the Board of Directors of PPL approved amendments to PPL's Bylaws (the "Bylaws"), effective December 18, 2015, to adopt proxy access.  Pursuant to new Article III, Section 3.18 of the Bylaws, a shareowner, or a group of up to 25 shareowners, owning 3% or more of PPL's outstanding common stock continuously for at least three years, may nominate, and include in PPL's proxy materials, directors constituting up to the greater of (i) 20% of the Board or (ii) two directors, provided that the shareowner(s) and the nominee(s) satisfy the requirements specified in the Bylaws.  In connection with PPL's adoption of proxy access and in order to ensure full disclosure in regard to a nominating shareowner's ownership position in PPL, Article III, Section 3.16 of the Bylaws was also amended to expand the disclosure requirements for the nomination of directors under PPL's advance notice provision, including disclosure of securities ownership, derivative and short positions, certain interests that the nominating shareowner or director nominee might have in the nomination and such other information as PPL may reasonably request.

PPL has adopted a code of ethics entitled "Standards of Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (PPL Electric, LKE, LG&E and KU). The "Standards of Integrity" are posted on PPL's Internet website: www.pplweb.com/Standards-of-Integrity. A description of any amendment to the "Standards of Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment. In addition, if a waiver constituting a material departure from a provision of the "Standards of Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities. These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet website: www.pplweb.com/Guidelines.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 10 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of the Registrants are elected annually by their Boards of Directors to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers at December 31, 2015.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William H. Spence	58	Chairman, President and Chief Executive Officer	April 2012 - present
		President and Chief Executive Officer	November 2011 - March 2012
		President and Chief Operating Officer	July 2011 - November 2011
		Executive Vice President and Chief Operating Officer	June 2006 - July 2011

Robert J. Grey (b)(d)	65	Executive Vice President and Chief Legal Officer	June 2015 - January 2016
		Executive Vice President, General Counsel and Secretary	November 2012 - May 2015
		Senior Vice President, General Counsel and Secretary	March 1996 - November 2012

Vincent Sorgi	44	Senior Vice President and Chief Financial Officer	June 2014 - present
		Vice President and Controller	March 2010 - June 2014

Gregory N. Dudkin (a)	58	President-PPL Electric	March 2012 - present
		Senior Vice President-Operations-PPL Electric	June 2009 - March 2012

Victor A. Staffieri (a)	60	Chairman of the Board, Chief Executive Officer and President-LKE	May 2001 - present

Robert A. Symons (a)	62	Chief Executive-WPD	January 2000 - present

Mark F. Wilten (c)(e)	48	Vice President, Treasurer and Chief Risk Officer	October 2014 - December 2015
		Vice President-Finance and Treasurer	June 2012 - October 2014
		Treasurer-Nissan North America and Nissan Motor Acceptance Corporation	August 2010 - May 2012

Stephen K. Breininger	42	Vice President and Controller	January 2015 - present
		Controller	June 2014 - January 2015
		Assistant Controller-Business Lines	March 2013 - June 2014
		Controller-Supply Accounting	April 2010 - March 2013

(a)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(b)	Mr. Grey retired from PPL effective January 31, 2016.
(c)	Mr. Wilten resigned as Treasurer and Chief Risk Officer effective December 31, 2015, and from PPL as of January 31, 2016.
(d)	Joanne H. Raphael, Senior Vice President, General Counsel and Corporate Secretary, was deemed to be an Executive Officer of PPL effective January 1, 2016.
(e)	Joseph P. Bergstein, Jr. was elected as Vice President-Investor Relations and Treasurer effective January 1, 2016 and was deemed to be an Executive Officer of PPL as of that date.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "The Board's Role in Risk Oversight," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2016 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2016 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be				Number of securities
	issued upon exercise of		Weighted-average exercise		remaining available for future
	outstanding options, warrants		price of outstanding options,		issuance under equity
	and rights (3)		warrants and rights (3)		compensation plans (4)
Equity compensation
plans approved by	1,295,137	- ICP	$32.44	- ICP	1,756,965	- DDCP
security holders (1)	1,715,543	- SIP	$26.29	- SIP	6,417,595	- SIP
	3,374,469	- ICPKE	$28.19	- ICPKE	1,665,831	- ICPKE
	6,385,149	- Total	$28.54	- Combined	9,840,391	- Total

Equity compensation
plans not approved by
security holders (2)

(1)	Includes (a) the ICP, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards were awarded to executive officers of PPL and no awards remain for issuance under this plan; (b) the ICPKE, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; (c) the PPL 2012 SIP approved by shareowners in 2012 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL and its subsidiaries; and (d) the DDCP, under which stock units may be awarded to directors of PPL. See Note 10 to the Financial Statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.

(3)	Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2015. In addition, as of December 31, 2015, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP: 15,000 shares of restricted stock under the ICP; 776,599 restricted stock units and 697,227 performance units under the SIP; 2,114,069 restricted stock units and 618,743 performance units under the ICPKE; and 531,840 stock units under the DDCP.

(4)	Based upon the following aggregate award limitations under the ICP, SIP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the SIP, 10,000,000 awards; (c) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (d) under the DDCP, the number of stock units available for issuance was reduced to 2,000,000 stock units in March 2012. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2016 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2015, and is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2015 and 2014" in PPL's 2016 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2015, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation

The following table presents an allocation of fees billed, including expenses, by EY to PPL for the fiscal years ended December 31, 2015 and 2014, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by EY.

	2015	2014
	(in thousands)

Audit fees (a)	$1,185	$954
Audit-related fees (b)	11
Tax fees (c)		18

(a)	Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)	Includes fees for agreed upon procedures related to Annual EPA filing.
(c)	Includes fees for tax advice for various state and local tax issues.

LG&E and KU Energy LLC

The following table presents an allocation of fees billed, including expenses, by EY to LKE for the fiscal years ended December 31, 2015 and 2014, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by EY.

	2015	2014
	(in thousands)

Audit fees (a)	$1,758	$1,636

(a)	Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Louisville Gas and Electric Company

The following table presents an allocation of fees billed, including expenses, by EY to LG&E for the fiscal years ended December 31, 2015 and 2014, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by EY.

	2015	2014
	(in thousands)

Audit fees (a)	$718	$699

(a)	Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

The following table presents an allocation of fees billed, including expenses, by EY to KU for the fiscal years ended December 31, 2015 and 2014, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by EY.

	2015	2014
	(in thousands)

Audit fees (a)	$717	$625

(a)	Includes estimated fees for audit of annual financial statements and review of financial statements included in KU's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Approval of Fees The Audit Committee of PPL has procedures for pre-approving audit and non-audit services to be provided by the independent auditor. These procedures are designed to ensure the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL. As a result of this approval process, the Audit Committee of PPL has pre-approved specific categories of services and authorization levels. All services outside of the specified categories and all amounts exceeding the authorization levels are approved by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year. A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than its next meeting.

The Audit Committee of PPL approved 100% of the 2015 and 2014 services provided by EY.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Table of Contents" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule I - PPL Corporation Condensed Unconsolidated Financial Statements.

Schedule I - LG&E and KU Energy LLC Condensed Unconsolidated Financial Statements.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The 2016 annual meeting of shareowners of PPL will be held on Wednesday, May 25, 2016, at the PPL Center, 701 Hamilton Street, Allentown, Pennsylvania, in Lehigh County.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 29, 2016. The latest proxy statement can be accessed at www.pplweb.com.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 29, 2016. The latest annual report can be accessed at www.pplweb.com.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2016 record dates for dividends are expected to be March 10, June 10, September 9 and December 9.

PPL's Website (www.pplweb.com): Shareowners can access PPL publications such as annual and quarterly reports to the Securities and Exchange Commission (SEC Forms 10-K and 10-Q), other PPL filings, corporate governance materials, news releases, stock quotes and historical performance. Visitors to our website can subscribe to receive automated email alerts for SEC filings, earnings releases, daily stock prices or other financial news.

Financial reports which are available at www.pplweb.com will be mailed without charge upon request by writing to:

PPL Treasury Dept.

Two North Ninth Street

Allentown, PA 18101

Via email: invserv@pplweb.com

or by calling:

Shareowner Services, toll-free at 1-800-345-3085; or

PPL Corporate Offices at 610-774-5151.

Online Account Access: Registered shareowners can activate their account for online access by visiting shareowneronline.com.

Dividend Reinvestment and Direct Stock Purchase Plan (Plan): PPL offers investors the opportunity to acquire shares of PPL common stock through its Plan. Through the Plan, participants are eligible to invest up to $25,000 per calendar month in PPL common stock. Shareowners may choose to have dividends on their PPL common stock fully or partially reinvested in PPL common stock or can receive full payment of cash dividends by check or electronic funds transfer. Participants in the Plan may choose to have their common stock certificates deposited into their Plan account.

Direct Registration System: PPL participates in the Direct Registration System (DRS). Shareowners may choose to have their common stock certificates converted to book entry form within the DRS by submitting their certificates to PPL's transfer agent.

Listed Securities:

New York Stock Exchange

PPL Corporation:

Common Stock (Code: PPL)

PPL Capital Funding, Inc.:

2007 Series A Junior Subordinated Notes due 2067 (Code: PPL/67)

2013 Series B Junior Subordinated Notes due 2073 (Code: PPX)

Fiscal Agents:

Transfer Agent and Registrar; Dividend Disbursing Agent; Plan Administrator

Wells Fargo Bank, N.A.

Shareowner Services

1110 Centre Pointe Curve, Suite 101

Mendota Heights, MN 55120

Toll Free: 1-800-345-3085

Outside U.S.: 651-453-2129

Website: shareowneronline.com

Indenture Trustee

The Bank of New York Mellon

Corporate Trust Administration

525 William Penn Place

Pittsburgh, PA 15259

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation

(Registrant)

By /s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent Sorgi
Vincent Sorgi -
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Rodney C. Adkins	William H. Spence
John W. Conway	Natica von Althann
Steven G. Elliott	Keith H. Williamson
Venkata Rajamannar Madabhushi	Armando Zagalo de Lima
Craig A. Rogerson

/s/ William H. Spence
William H. Spence, Attorney-in-fact	Date: February 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation

(Registrant)

By /s/ Gregory N. Dudkin
Gregory N. Dudkin -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Gregory N. Dudkin
Gregory N. Dudkin -
President
(Principal Executive Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Gregory N. Dudkin	/s/ Vincent Sorgi
Gregory N. Dudkin	Vincent Sorgi

/s/ Joanne H. Raphael	/s/ William H. Spence
Joanne H. Raphael	William H. Spence

Date: February 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LG&E and KU Energy LLC

(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Kent W. Blake	/s/ Victor A. Staffieri
Kent W. Blake	Victor A. Staffieri
/s/ Vincent Sorgi	/s/ Paul W. Thompson
Vincent Sorgi	Paul W. Thompson
/s/ William H. Spence
William H. Spence

Date: February 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Louisville Gas and Electric Company

(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Kent W. Blake	/s/ Victor A. Staffieri
Kent W. Blake	Victor A. Staffieri
/s/ Vincent Sorgi	/s/ Paul W. Thompson
Vincent Sorgi	Paul W. Thompson

/s/ William H. Spence
William H. Spence

Date: February 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Utilities Company

(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Kent W. Blake	/s/ Victor A. Staffieri
Kent W. Blake	Victor A. Staffieri
/s/ Vincent Sorgi	/s/ Paul W. Thompson
Vincent Sorgi	Paul W. Thompson

/s/ William H. Spence
William H. Spence

Date: February 19, 2016

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

1(b)	-	Equity Distribution Agreement, dated February 26, 2015, by and among PPL Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporation (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 26, 2015)

1(c)	-	Equity Distribution Agreement, dated February 26, 2015, by and among PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 26, 2015)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 21, 2015 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 27, 2015)

3(b)	-	Bylaws of PPL Corporation, effective as of December 18, 2015 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 21, 2015)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(e)	-	Articles of Organization of LG&E and KU Energy LLC, effective as of December 29, 2003 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(f)-1	-	Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 1, 2010 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(f)-2	-	Amendment to Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 25, 2013 (Exhibit 3(h)-2) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)	-	Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

4(b)-1	-	Amended and Restated Employee Stock Ownership Plan, dated January 12, 2007 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(b)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, dated July 2, 2007 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2007)

4(b)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated December 13, 2007 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

4(b)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated August 19, 2009 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2009)

4(b)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated December 2, 2009 (Exhibit 4(a)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(b)-6	-	Amendment No. 5 to said Employee Stock Ownership Plan, dated November 17, 2010 (Exhibit 4(b)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(b)-7	-	Amendment No. 6 to said Employee Stock Ownership Plan, dated January 18, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

4(b)-8	-	Amendment No. 7 to said Employee Stock Ownership Plan, dated May 30, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-9	-	Amendment No. 8 to said Employee Stock Ownership Plan, dated July 17, 2012 (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-10	-	Amendment No. 9 to said Employee Stock Ownership Plan, dated December 21, 2012 (Exhibit 4(b)-10 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

4(b)-11	-	Amendment No. 10 to said Employee Stock Ownership Plan, dated September 16, 2013 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2013)

4(b)-12	-	Amendment No. 11 to said Employee Stock Ownership Plan, dated May 11, 2015 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2015)

4(c)	-	Trust Deed constituting £150 million 9.25% percent Bonds due 2020, dated November 9, 1995, between South Wales Electric plc and Bankers Trustee Company Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(d)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(d)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(d)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(d)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(d)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(e)-1	-	Indenture, dated as of March 16, 2001, among WPD Holdings UK, Bankers Trust Company, as Trustee, Principal Paying Agent, and Transfer Agent and Deutsche Bank Luxembourg, S.A., as Paying and Transfer Agent (Exhibit 4(g) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(e)-2	-	First Supplemental Indenture constituting the creation of $200 million 6.75% Notes due 2004, $200 million 6.875% Notes due 2007, $225 million 6.50% Notes due 2008, $100 million 7.25% Notes due 2017 and $300 million 7.375% Notes due 2028, dated as of March 16, 2001, to said Indenture (Exhibit 4(n)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(e)-3	-	Second Supplemental Indenture, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(e)-4	-	Third Supplemental Indenture, dated as of October 31, 2014, to said Indenture (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(f)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(f)-2	-	Supplemental Indenture No. 4, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(f)-3	-	Supplemental Indenture No. 5, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(f)-4	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-5	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(f)-6	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(f)-7	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(f)-8	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(f)-9	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(f)-10	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(f)-11	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(f)-12	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(f)-13	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(f)-14	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(g)-1	-	Trust Deed constituting £200 million 5.875 percent Bonds due 2027, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(g)-2	-	Supplement, dated May 27, 2003, to said Trust Deed, constituting £50 million 5.875 percent Bonds due 2027 (Exhibit 4(o)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(h)-1	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(h)-2	-	Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(h)-3	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(i)	-	Trust Deed constituting £105 million 1.541 percent Index-Linked Notes due 2053, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(i) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(j)	-	Trust Deed constituting £120 million 1.541 percent Index-Linked Notes due 2056, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(j) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(k)	-	Trust Deed constituting £225 million 4.80436 percent Notes due 2037, dated December 21, 2006, between Western Power Distribution (South Wales) plc and HSBC Trustee (CI) Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(l)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(l)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(l)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(m)	-	Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South Wales) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(n)	-	Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South West) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(o)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(o)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(p)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(p)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(q)-1	-	Indenture, dated as of November 1, 2010, between LG&E and KU Energy LLC and The Bank of New York Mellon, as Trustee (Exhibit 4(s)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-2	-	Supplemental Indenture No. 1, dated as of November 1, 2010, to said Indenture (Exhibit 4(s)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-3	-	Supplemental Indenture No. 2, dated as of September 1, 2011, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 30, 2011)

4(r)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2002 Series C Carroll County Loan Agreement, dated July 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(y)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(y)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-1	-	2007 Series A Carroll County Loan Agreement, dated March 1, 2007, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(bb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(bb)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)-1	-	2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(bb)-1	-	2007 Series A Trimble County Loan Agreement, dated March 1, 2007, by and between Kentucky Utilities Company, and County of Trimble, Kentucky (Exhibit 4(gg)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(bb)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Trimble, Kentucky (Exhibit 4(gg)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-1	-	2000 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-3	-	Amendment No. 2 dated as of October 1, 2011, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ee)-3 to Louisville Gas and Electric Company Form 10-K Report (File No. 1-2893) for the year ended December 31, 2011)

4(dd)-1	-	2001 Series A Jefferson County Loan Agreement, dated July 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(ii)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(dd)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(ii)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ee)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ee)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ff)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ff)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(gg)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(gg)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ii)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ii)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(jj)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(kk)-1	-	2000 Series A Trimble County Loan Agreement, dated August 1, 2000, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(pp)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(kk)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(pp)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ll)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ll)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and the County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(mm)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(mm)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(nn)-1	-	2002 Series A Trimble County Loan Agreement, dated July 1, 2002, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(ss)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(nn)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(ss)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(oo)-1	-	2007 Series A Trimble County Loan Agreement, dated March 1, 2007, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(tt)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(oo)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

*4(pp)	-	Trust Deed, dated November 26, 2010, between Central Networks East plc and Central Networks West plc, the Issuers, and Deutsche Trustee Company Limited relating to Central Networks East plc and Central Network West plc £3 billion Euro Medium Term Note Programme

4(qq)-1	-	Indenture, dated April 21, 2011, between PPL WEM Holdings PLC, as Issuer, and The Bank of New York Mellon, as Trustee (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(qq)-2	-	Supplemental Indenture No. 1, dated April 21, 2011, to said Indenture (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(qq)-3	-	Second Supplemental Indenture, dated as of October 30, 2014, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(rr)-1	-	Trust Deed, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No.1-11459) dated May 17, 2011)

4(rr)-2	-	Amended and Restated Trust Deed, dated September 10, 2013, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc and Western Power Distribution (South Wales) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

4(ss)	-	Trust Deed constituting £500 million 3.625% Senior Unsecured Notes due 2023, dated November 6, 2015, by and among Western Power Distribution plc as Issuer, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 6, 2015)

10(a)	-	$75 million Revolving Credit Agreement, dated as of October 30, 2013, among LG&E and KU Energy LLC, the Lenders from time to time party thereto, and PNC Bank, National Association, as the Administrative Agent and the Issuing Lender, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, Fifth Third Bank, as Syndication Agent, and Central Bank & Trust Company, as Documentation Agent (Exhibit 10(ii) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

10(b)	-

$300 million Revolving Credit Agreement, dated as of November 12, 2013, among PPL Capital Funding, Inc., as borrower, PPL Corporation, as Guarantor, the Lenders party thereof and PNC Bank National Association, as Administrative Agent, and Manufactures and Traders Trust as Syndication Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

10(c)-1	-	$150 million Revolving Credit Agreement, dated as of March 26, 2014, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor and The Bank of Nova Scotia, as Administrative Agent, Issuing Lender and Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2014)

*10(c)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 17, 2015

10(d)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(e)-1	-	$300 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among PPL Electric Utilities Corporation, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(e) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2014)

10(e)-2	-	Notice of Automatic Extension, dated as of September 29, 2014, to said Amended and Restated Credit Agreement (Exhibit 10(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2014)

10(e)-3	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(f)-1	-	$300 million Revolving Credit Agreement, dated as of July 28, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(f)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(g)-1	-	$400 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(g)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(h)-1	-	$500 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Louisville Gas and Electric Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(h)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(i)	-

Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (South West) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank, Ltd., as Joint Coordinators, and Mizuho Bank, Ltd., as Facility Agent, relating to the £245 million Multicurrency Revolving Credit Facility Agreement originally dated January 12, 2012 (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(j)	-

Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (East Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300 million Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011(Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(k)	-	Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (West Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300 million Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011(Exhibit 10(j) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(l)	-	$65 million Revolving Credit Agreement, dated as of August 20, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent and Issuing Lender (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

10(m)	-	$198,309,583.05 Letter of Credit Agreement dated as of October 1, 2014 among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party hereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (Exhibit 10.1 to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated October 2, 2014)

10(n)	-	£210 million Multicurrency Revolving Credit Facility Agreement, dated January 13 2016, among Western Power Distribution plc and HSBC Bank PLC and Mizuho Bank, Ltd. as Joint Coordinators and Bookrunners, Mizuho Bank, Ltd. as Facility Agent and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 19, 2016)

[_]10(o)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(o)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(o)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(o)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(o)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(o)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(o)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(p)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(p)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(p)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(p)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(p)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(q)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(q)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(q)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(q)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(q)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(q)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

*[_]10(q)-7	-	Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015

[_]10(r)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(r)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(r)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(r)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(r)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(r)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(s)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(s)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(s)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(s)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(s)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(s)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(s)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(s)-8	-	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(s)-9	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(t)-1	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(t)-2	-	Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(t)-3	-	Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(t)-4	-	Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(t)-5	-	Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008 (Exhibit 10(cc)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(t)-6	-	Amendment No. 5 to said Incentive Compensation Plan for Key Employees, dated as of March 24, 2011 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

[_]10(u)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated April 6, 2011)

[_]10(v)	-	Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(w)	-	Form of Retention Agreement entered into between PPL Corporation and Gregory N. Dudkin (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(x)-1	-	Form of Severance Agreement entered into between PPL Corporation and William H. Spence (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(x)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(y)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Gregory N. Dudkin, Joanne H. Raphael, Vincent Sorgi and Victor A. Staffieri (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(z)-1	-	PPL Corporation 2012 Stock Incentive Plan (Annex A to Proxy Statement of PPL Corporation, dated April 3, 2012)

[_]10(z)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(z)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(z)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(aa)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(bb)-1	-	Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan
[_]10(bb)-2	-	Phantom Stock Option Award Agreement, dated February 12, 2012, between Western Power Distribution and Robert A. Symons

[_]10(bb)-3	-	Phantom Stock Option Award Agreement, dated February 15, 2013, between Western Power Distribution and Robert A. Symons

[_]10(cc)	-	Service Agreement (including Change in Control Agreement as Exhibit A), dated March 16, 2015, between Western Power Distribution (South West) plc and Robert A. Symons (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(dd)	-	Form of Retention Agreement, dated May 6, 2015, among PPL Corporation, PPL Services Corporation and Robert J. Grey (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 7, 2015)

[_]10(ee)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges

*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Ernst & Young LLP - LG&E and KU Energy LLC

*23(d)	-	Consent of Ernst & Young LLP - Louisville Gas and Electric Company

*23(e)	-	Consent of Ernst & Young LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company